Form 10KSB
period 1997-12-31
ROCKWELL MEDICAL TECHNOLOGIES INC
filed 1998-03-31
CIK 1041024

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
                   For the fiscal year ended December 31, 1997
                                       or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934.
            For the transition period from _________ to ____________

                       Commission File Number: 000-23-661
                                -----------------

                       ROCKWELL MEDICAL TECHNOLOGIES, INC.
                 (Name of Small Business Issuer in Its Charter)

             Michigan                                 38-3317208
             --------                                 ----------
   (State or Other Jurisdiction of                 (I.R.S. Employer
   Incorporation or Organization)                  Identification No.)


   28025 Oakland Oaks Drive
      Wixom,  Michigan                               48393
      ----------------                               -----
     (Address of Principal                         (Zip Code)
      Executive Offices)

                                 (248) 449-3353
                                 --------------
                           (Issuer's Telephone Number,
                              including Area Code)

      Securities registered pursuant to Section 12 (b) of the Exchange Act:
                                      None
      Securities registered pursuant to Section 12 (g) of the Exchange Act:

                           Common Shares, no par value
                           ---------------------------
                                 Title of Class

                         Common Share Purchase Warrants
                         ------------------------------
                                 Title of Class

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:   $3,318,826
                                                           ----------

State the aggregate market value of the voting and non voting common equity held by non-affiliates: $5,125,312 as of March 24, 1998.

Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 4,928,750 Common Shares outstanding and 3,625,000 Common Share Purchase Warrants outstanding as of March 24, 1998.

Documents incorporated by reference: Portions of the Registrant's definitive Proxy Statement pertaining to the 1998 Annual Meeting of Shareholders (the "Proxy Statement") filed pursuant to Regulation 14A are herein incorporated by reference.


================================================================================

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

    Rockwell Medical Technologies, Inc. is a Michigan corporation, incorporated on October 25, 1996. From October 25, 1996 through February 18, 1997 the Company had no operations and incurred only legal and consulting expenses. On February 19, 1997, the Company acquired substantially all of the assets of Rockwell Medical Supplies, L.L.C. (the "Supply Company") and of Rockwell Transportation, L.L.C. (the "Transportation Company") (collectively, the "Predecessor Company" or "Sellers") used in connection with the business of manufacturing hemodialysis concentrates and dialysis kits and distributing and delivering these and other products to hemodialysis clinics. The Predecessor Company began operations in January 1996.

    Rockwell Medical Technologies, Inc. manufactures hemodialysis concentrates and dialysis kits, and sells, distributes and delivers such concentrates and dialysis kits, as well as over 120 other hemodialysis products, to hemodialysis providers in the United States. Hemodialysis is a process which is able to duplicate kidney function in patients whose kidneys have failed to function properly. Without properly functioning kidneys, the patient's body cannot rid itself of excess water and waste products nor regulate the amount of electrolytes in the patient's blood. Without hemodialysis, these patients would die.

INDUSTRY BACKGROUND

    Hemodialysis patients are classified into three categories: (i) "end stage renal disease patients," which are those patients who must have hemodialysis treatments for the remainder of their lives or until they receive a successful kidney transplant, (ii) "chronic patients," which are those patients who do not currently require hemodialysis treatments but are suffering a gradual and progressive loss of kidney function which typically progresses to "end stage renal disease" requiring hemodialysis treatments, and (iii) "acute patients," which are those patients who have suffered a rapid and sudden loss of kidney function and require only temporary hemodialysis until their kidneys begin to function properly again. Most patients undergoing hemodialysis treatment generally receive three treatments per week or 156 treatments per year, although the amount of weekly treatments may vary.

    A hemodialysis provider such as a hospital or a freestanding clinic uses hemodialysis stations to treat patients. A hemodialysis station contains a dialysis machine that takes a concentrate solution and certain chemical powders, such as the Company's solutions and powders, and accurately dilutes them with purified water. The resulting solution, known as dialysate, is then pumped through a device known as an artificial kidney (dialyzer), while at the same time the patient's blood is pumped through a membrane within the dialyzer. Excess water and chemicals from the patient's blood pass through the membrane and are carried away in the dialysate while certain chemicals in the dialysate penetrate the membrane and enter the patient's blood to maintain proper chemical levels in the body. Dialysate generally contains dextrose, sodium, calcium, potassium, magnesium, chloride and acetic acid. The patient's physician prescribes the formula required for each patient based on each particular patient's needs, although most patients receive one of eight common formulations.

    In addition to using concentrate solutions and chemical powders (which must be replaced for each use by each patient), a dialysis station also requires various other ancillary products such as dialysis on-off kits, sterile subclavian dressing change trays, arterial and venous blood tubing lines, fistula needles, intravenous administration sets, transducer protectors, dialyzers and over 120 other ancillary products, all of which the Company sells.

INDUSTRY TRENDS

    Hemodialysis patients generally receive their treatment at hospitals or independent hemodialysis providers. According to the United States Department of Health and Human Services ("DHHS"), since 1973 the total number of hemodialysis providers in the United States has more than quintupled from 606 in 1973 to over 3,082 in December 1996. Independent providers comprised 2,212 of such providers and hospitals comprised 746 of such providers. The Company currently supplies over 220 hemodialysis providers in 18 states across the United States. The number of patients receiving hemodialysis has also grown substantially in recent years. According to the DHHS, in 1985, there were approximately 68,390 patients receiving hemodialysis treatments in the United States. It is estimated by the DHHS that in 1996 over 216,000 patients received hemodialysis treatments. According to the DHHS, from 1985 to 1996, the number of hemodialysis stations, which are areas equipped to provide adequate and safe dialysis therapy, grew from 17,845 stations to 45,244 stations.

STRATEGY

    The Company's objective is to increase its market share in the expanding hemodialysis market and improve profitability by implementing the following strategies:

- Acting as a Single Source Supplier. By continuing to offer over 120 different products used by hemodialysis providers, the Company has positioned itself as a "one-stop-shop" to its customers for the concentrates, chemicals and supplies necessary to support a hemodialysis operation. Some of the Company's competitors for concentrates do not offer a full line of hemodialysis products, requiring customers to do business with a number of suppliers in order to purchase necessary supplies. The Company has entered into agreements with ancillary product manufacturers, which allow the Company to be a "full-line" supplier of hemodialysis products.

- Offering a Higher Level of Delivery/Customer Service. By using its own delivery vehicles and drivers, the Company believes that it can offer a higher level of customer service to hemodialysis providers than if it relied primarily on the use of common carriers to distribute its products. The Company's drivers perform services for customers that are generally not available from common carriers, such as stock rotation, non-loading-dock delivery and drum pump-offs. Pump-offs require the driver to pump hemodialysis concentrates from the 55 gallon drums into larger holding tanks within the hemodialysis clinic. The Company's main competitors generally use common carriers for delivery of their products. The Company believes it offers a higher level of service to its customers through the use of its own delivery vehicles and drivers. However, if the Company is not successful in reducing distribution costs associated, in part, with this higher level of customer service, it may be forced to abandon this strategy and use common carriers similar to its competitors.

- Increasing Revenue through Sales of New Products. The Company intends to manufacture and/or distribute additional hemodialysis products not currently offered by the Company, which products may offer opportunities to earn higher profit margins than some of the Company's existing products (based on current selling prices in the marketplace and the Company's estimated costs to produce such products). For example, the Company recently obtained a 510(k) approval from the FDA to market liquid bicarbonate, a product used primarily by acute care hemodialysis providers and certain chronic care providers. The Company intends to install a production line to manufacture liquid bicarbonate.

- Expanding Market Share in Target Market Segments. Because of the costs associated with transporting and delivering hemodialysis concentrates, the Company believes that it has a competitive cost advantage with certain clinics that are located within a reasonable proximity to the Company's manufacturing facility over other manufacturers outside of such proximity. The Company believes it can increase its sales in these target markets at margins which are higher than those experienced by the Company in markets outside this radius. The Company intends to intensify its sales and marketing efforts in those such markets.

PRODUCTS

    The Company manufactures hemodialysis concentrates and dialysis kits, and sells, distributes and delivers such products, as well as a full line of over 120 ancillary hemodialysis products to hemodialysis providers located in 18 states in the United States. Through the Company's wholly owned subsidiary, Rockwell Transportation, Inc., the Company leases and operates a fleet of nine tractor-trailers which it uses to deliver its products to customers.

    On June 16, 1997, the Company obtained 510(k) clearance from the FDA to market liquid bicarbonate, a product used primarily by acute care hemodialysis providers and certain chronic care providers. The Company intends to acquire and install equipment necessary to manufacture and package liquid bicarbonate and to market such product.

TRUCKING OPERATIONS

    The Company's wholly-owned subsidiary, Rockwell Transportation, Inc., delivers substantially all of the products the Company sells through a fleet of nine tractor-trailers that the Company leases from a truck leasing company pursuant to two-year leases. The Company currently employs nine drivers to operate its truck fleet, one dispatcher, and an individual to manage its trucking operations. The Company's hemodialysis concentrates are generally packaged in 55-gallon re-usable drums weighing approximately 580 pounds each. The Company's drivers perform services for customers that are generally not available from common carriers, such as stock rotation, non-loading-dock delivery and drum pump-offs, which require the driver to pump hemodialysis concentrates from the 55 gallon drums into larger holding tanks within the hemodialysis clinic. The Company's main competitors generally use common carriers and/or do not perform the same services for delivery of their products. The Company believes it offers a higher level of service to its customers through the use of its own delivery vehicles and drivers.

    The Company believes that by implementing the target market strategy noted in "-Strategies" above, it will be able to reduce costs and continue to offer the same high level of customer service. The Company also believes that it can offset certain higher costs of distribution by contracting with third parties for its trucks to act as common carriers during their return to the Company's manufacturing facility after a delivery of concentrates and other products. No assurance can be given that the Company will be successful in implementing this strategy. In March 1997, the Company hired an experienced manager to manage its trucking operations and to develop and implement a plan to improve the operating efficiencies of the trucking operations and to begin soliciting "back-haul" revenue. Additionally, as the Company's business expands, the Company may expand its fleet of delivery trucks to accommodate such increased business. The Company believes that reducing the costs of distribution through the target market strategy and through continued "back-haul" revenue is a critical component in attaining profitability.

    The Company's trucking operations are and will continue to be subject to various state and federal regulations, which if changed or modified, could adversely affect the Company's business, financial condition and results of operations.

SALES AND MARKETING

    The Company sells its products to hemodialysis providers through two independent sales representative companies, one direct salesperson employed by the Company and two independent distributors. The independent sales representative companies are paid on a commission only basis and are responsible for paying their own expenses. The Company's direct salesperson is an employee of the Company and is paid a salary plus a commission. In addition, the Company sells its products to hemodialysis distributors who employ their own sales force to sell products purchased from the Company.

    In addition to selling products in the United States, the Company has, from time to time, sold hemodialysis products for use at clinics located in Venezuela. Such sales have been obtained in a competitive bidding process, and no assurance can be given that the Company will be successful in obtaining such sales in the future. For the period from February 20, 1997 to December 31, 1997, sales of the Company's products for use at clinics in Venezuela accounted for approximately 13% of the Company's total sales during such period. Such sales consisted of acetate concentrate, a product which has a limited market in the United States and is only sold by the Company for use outside the United States. The Company sells such products primarily to several Miami-based distributors, who then sell the products to the government of

Venezuela through a competitive bidding process. Since June 1997, the Company has not obtained commitments for future sales from such distributors, and the Company cannot predict when, if ever, the Company will obtain additional commitments for sales to the Venezuelan market.

COMPETITION

    Other than the Company, there are currently three other major suppliers of concentrates and/or ancillary products used by hemodialysis clinics. The other major suppliers of hemodialysis products are (i)Gambro Healthcare ("Gambro"), which supplies concentrates and other products and also owns clinics which treat approximately 22,000 hemodialysis patients, (ii)Fresenius Medical Care, Inc. ("Fresenius"), which supplies concentrates and other products, and also owns clinics which treat approximately 44,000 hemodialysis patients, and (iii)Renal Systems (a division of Minntech Corporation), which supplies concentrates and renalin, a specialty product used to sterilize dialyzer machines, but does not carry a wide line of hemodialysis products. None of these competitors regard the acid and bicarbonate concentrates as their primary product.

    Two of the Company's major competitors, Gambro and Fresenius, own and operate a substantial number of hemodialysis clinics which compete for patients in the same markets as the providers and hospitals to which they sell hemodialysis products. Although the Company believes that its business strategies provide it with competitive advantages over each of its three major competitors, each of such competitors is a more established company with substantially greater financial, technical, manufacturing, marketing, research and development and management resources than those of the Company. The Company believes that delivery service, price, customer service and convenience are the principal competitive factors in the hemodialysis products industry.

QUALITY ASSURANCE/CONTROL

    To assure quality and consistency of the Company's concentrates, the Company conducts rigorous testing during the manufacturing process. Once a batch of product is mixed, the Company's in-house quality control laboratory conducts tests to verify that the chemical properties of the mix match the specifications required by the particular customer. Upon verification that the batch meets the specifications, the Company packages concentrates into either one-gallon containers or 55-gallon drums. The Company further tests packaged concentrate samples at the beginning and end of each production run to assure product consistency during the filling process. Once the packaged product passes the final tests, the product is released for shipment.

    The Company has purchased new testing equipment it believes to be "state-of-the-art" in order to assure quality and consistency in the manufacture of its concentrates. The equipment allows the Company to analyze the materials used in the hemodialysis concentrate manufacturing process, to assay and adjust the in-process hemodialysis concentrate, and to assay and certify that the finished products are within the chemical and biological specifications required by the clinics. In addition, the Company's testing equipment allows it to reduce the costs of performing necessary tests while improving the accuracy of such tests. The Company also has been able to reduce the amount of labor and maintenance necessary to perform such tests and maintain the equipment.

GOVERNMENT REGULATION

    The testing, manufacture and sale of the Company's hemodialysis concentrates and the ancillary products distributed by the Company are subject to regulation by numerous governmental authorities, principally the United States Food and Drug Administration ("FDA") and corresponding state and foreign agencies. Pursuant to the Federal Food, Drug and Cosmetic Act (the "FDA Act"), and the regulations promulgated thereunder, the FDA regulates the preclinical and clinical testing, manufacture, labeling, distribution and promotion of medical devices. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant premarket clearance or premarket approval for devices, withdrawal of marketing clearances or approvals and criminal prosecution.

    A medical device may be marketed in the United States only with prior authorization from the FDA unless it is subject to a specific exemption. Devices classified by the FDA as posing less risk than class III devices are categorized as class I (general controls) or class II (general and specific controls) and are eligible to seek "510(k) clearance." Such clearance generally is granted when submitted information establishes that a proposed device is "substantially equivalent" in intended use to a class I or II device already legally on the market or to a "preamendment" class III device (i.e., one that has been in commercial distribution since before May 28, 1976) for which the FDA has not called for premarket approval ("PMA") applications. The FDA in recent years has been requiring a more rigorous demonstration of substantial equivalence than in the past, including requiring clinical trial data in some cases. For any devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect safety or effectiveness, or constitute a major change in the intended use of the device, will require new 510(k) submissions. The Company believes that it now usually takes from one to four months from the date of submission to obtain 510(k) clearance, but it can take substantially longer. The Company's hemodialysis concentrates, liquid bicarbonate and other ancillary products are categorized as class II devices.

    A device requiring prior marketing authorization that does not qualify for 510(k) clearance is categorized as class III, which is reserved for devices classified by FDA as posing the greatest risk (e.g., life-sustaining, life-supporting or implantable devices), or devices that are not substantially equivalent to a legally marketed class I or class II device. A class III device generally must receive approval of a PMA application, which requires proving the safety and effectiveness of the device to the FDA. The process of obtaining PMA approval is expensive and uncertain. The Company believes that is usually takes from one to three years after filing, but it can take longer.

    If human clinical trials of a device are required, whether for a 510(k) submission or a PMA application, and the device presents a "significant risk," the sponsor of the trial (usually the manufacturer or the distributor of the device) will have to file an investigational device exemption ("IDE") application prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and laboratory testing. If the IDE application is approved by the FDA and one or more appropriate Institutional Review Boards ("IRBs"), human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a "nonsignificant risk" to the patient, a sponsor may begin the clinical trial after obtaining approval for the study by one or more appropriate IRBs without the need for FDA approval.

    Any devices manufactured or distributed by the Company pursuant to FDA clearances or approvals are subject to pervasive and continuing regulation by the FDA and certain state agencies. Manufacturers of medical devices for marketing in the United States are required to adhere to applicable regulations setting forth detailed Good Manufacturing Practice ("GMP") requirements, which including testing, control and documentation requirements. The FDA has recently finalized changes to the GMP regulations that will likely increase the cost of compliance with GMP requirements. Manufacturers and distributors must also comply with Medical Device Reporting ("MDR") requirements that a firm report to the FDA any incident in which its product may have caused or contributed to a death or serious injury, or in which its product malfunctioned and, if the malfunction were to recur, it would be likely to cause or contribute to a death or serious injury. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. Current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses.

    The Company is subject to routine inspection by the FDA and certain state agencies for compliance with GMP requirements and other applicable regulations. The Company also is subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances.

    The Supply Company received 510(k) clearance from the FDA to market hemodialysis concentrate solutions and powders on March 1, 1996. Such 510(k) clearance was assigned to the Company on February 19, 1997, in connection with the purchase of the Predecessor Company. In addition, the Company received 510(k) clearance from the FDA to market liquid bicarbonate on June 16, 1997. The Company's retention of such 510(k) clearances is also dependent upon its compliance with the FDA Act and related laws and regulations, including GMP regulations. There can be no assurance that the Company will maintain its 510(k) authority from the FDA to manufacture and distribute its products.

Failure to do so could result in the need to cease manufacturing and/or distributing the Company's products, which would have a material adverse effect on the Company's business, financial condition and results of operations. If any of the Company's FDA clearances are denied or rescinded, sales of the Company's products in the United States would be prohibited during the period the Company does not have such clearances.

SUPPLIERS

    The Company believes that the raw materials for the Company's hemodialysis concentrates, the components for the Company's hemodialysis kits and the ancillary hemodialysis products distributed by the Company are generally available from several potential suppliers.

EMPLOYEES

    As of March 25, 1998, the Company has 41 employees, of which one is a direct salesperson, three are laboratory technicians, nine are truck drivers and eight are engaged in corporate management and administration. The remaining 20 employees are hourly workers including secretaries and plant employees. The Company's arrangements with its employees are not governed by any collective bargaining agreement. All employees, except Mr. Chioini, are employed on an "at-will" basis. If the Company's sales volumes increase, the Company expects to add additional production and administrative personnel and truck drivers.

ITEM 2. DESCRIPTION OF PROPERTY.

    The Company leases an approximately 34,500 square foot facility located in Wixom, Michigan, which is comprised of manufacturing, warehouse, office and laboratory space. The Company is party to a lease (the "Lease") covering such facility that expires on December 15, 2000 and provides for a monthly rental payment of $19,770.83, plus a monthly escrow deposit of $2,717.90 to fund real estate taxes. This facility was formerly leased by the Predecessor Company, and the Lease was assigned to the Company in connection with the acquisition of the Predecessor Company's business. In connection with such assignment of the Lease, the landlord required the Company to deposit into escrow $178,000, which is to be applied against future lease payments and as additional security deposit in accordance with the assignment agreement. The Company believes that its facilities are suitable and adequate for its current operations, but may not be adequate if the Company expands its operations.

ITEM 3. LEGAL PROCEEDINGS.

    The Company is not a party to any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not Applicable.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

         The Company's Common Shares and Common Share Purchase Warrants are traded on the Nasdaq SmallCap Market under the symbols RMTI and RMTIW, respectively. The Common Shares and Common Share Purchase Warrants began trading on the Nasdaq SmallCap Market on January 26, 1998 at an initial public offering price of $4.00 per Common Share and $0.10 per Common Share Purchase Warrant. At March 24, 1998 the price as reported on the Nasdaq SmallCap Market was $1.75 per Common Share and $.375 per Common Share Purchase Warrant.

         As of March 24, 1998 there were 62 record holders of the Common Shares and 41 record holders of the Common Share Purchase Warrants.

DIVIDENDS

         The payment of dividends by the Company is within the discretion of its Board of Directors and depends in part upon the Company's earnings, capital requirements, financial condition and requirements, future prospects, restrictions in future financing agreements, business conditions and other factors deemed relevant by the Board. Since its inception, the Company has not paid any cash dividends on its Common Shares and does not anticipate paying such dividends in the foreseeable future. The Company intends to retain earnings, if any, to finance the development and expansion of its operations.

SALE OF UNREGISTERED SECURITIES

    During the year ended December 31, 1997, the Company sold securities to a limited number of persons, as described below. Except as indicated, there were no underwriters involved in the transactions and there were no underwriting discounts or commissions paid in connection therewith. Each purchaser of securities in each such transaction represented his or her intention to acquire the securities for investment only and not with a view to, or for sale in connection with, any distribution thereof and appropriate legends were affixed to the certificates for the securities issued in such transactions. All purchasers of securities in each such transaction had adequate access to information about the Company, and in the case of transactions exempt from registration under Section 4(2) of the Securities Act, were sophisticated investors.

        1. In February 1997, the Company sold to 16 accredited investors an aggregate of 495,000 Common Shares at a purchase price of $2.50 per share. The gross proceeds to the Company from such sales were $1,237,500 (including the discharge of a $25,000 debt owed to one of the investors). The Common Shares were sold in reliance upon the exemptions from registration contained in Sections 4(2) and 4(6) of the Securities Act and Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act ("Regulation D").

        2. In May through July 1997, the Company sold to 21 accredited investors an aggregate of 26 units, each unit consisting of 20,000 Common Shares and 20,000 Common Share Purchase Warrants, at a price of $60,000 per unit (the "Second Prior Financing"), for gross proceeds of $1,560,000. The warrants are exercisable to purchase one Common Share each at any time during the three year period beginning one year after the Effective Date at $4.50 per share. In connection with the Second Prior Financing, the Company paid Maidstone Financial, Inc., as placement agent, selling commissions of $156,000, and a non-accountable expense allowance of $46,800. Each of the investors in the Second Prior Financing represented to the Company that such investor was an "accredited investor" (as defined in Rule 501(a) of Regulation D). The securities sold in the Second Prior Financing were sold in reliance upon the exemptions from registration contained in Section 4(2) and 4(6) of the Securities Act and Rule 506 of Regulation D.

        3. In July 1997, the Company issued and sold to RMS of Michigan, L.L.C. (formerly known as Rockwell Medical Supplies, L.L.C., "Supply Company") 1,416,664 Series A Preferred Shares at a purchase price of $1.00 per share, in consideration for the cancellation of a promissory note, issued by the Company in favor of Supply Company, which had an outstanding principal balance of $1,416,664. Such Series A Preferred Shares were issued and sold in reliance upon the exemption from registration contained in Section 4(2) of the Act.

USE OF PROCEEDS FROM INITIAL PUBLIC OFFERING

    Commencing January 26, 1998 the Company sold 1,800,000 Common Shares and 3,105,000 Common Share Purchase Warrants pursuant to a registration statement filed with and declared effective by the Commission, Registration Statment No. 333-31991. No registered shares remain unsold at March 24, 1998.

    The initial public offering price of the Common Shares was $4.00 per share and the initial public offering price of the Common Share Purchase Warrants was $.10 per warrant. Gross proceeds from the sale was $7,510,500. The offering was underwritten by the firm of Mason Hill & Co., Inc. The underwriters' commissions were $.36 cents per Common Share and $.009 cents per Common Share Purchase Warrant.

    The following tables sets forth the expenses (other than underwriting discounts and commissions) which were paid by the Registrant in connection with the issuance and distribution of the securities which were sold:

     SEC Registration fee                                            $7,578
     NASD Filing fee                                                  2,988
     Nasdaq listing fee                                              10,000
     Underwriter non accountable expense allowance                  224,100
     Underwriter accountable expense allowance                       80,000
     Underwriter advisory fee                                       125,000
     Director's and Officers' liability insurance                   122,590
     Estimated Printing expenses (other than stock certificates)     60,000
     Printing and engraving of stock certificates
      and warrants                                                    3,301
     Legal fees (other than blue sky)                               178,547
     Accounting fees and expenses                                   156,910
     Blue sky fees                                                   42,600
     Transfer agent and Warrant agent fees and expenses               5,000
                                                                 ----------
          Total                                                  $1,018,614
                                                                 ==========


     Net proceeds, after deducting the underwriters' commissions and certain costs of the offering, were $5,815,951. Proceeds used from the initial public offering through March 24, 1998 are as follows:

     Redemption of Series A Preferred Shares                     $1,158,187
     Payment of accounts payable and Accrued expenses             1,132,765
     Repayment of Indebtedness                                      217,490
                                                                 ----------
          Proceeds used through March 24, 1998                   $2,508,442
                                                                 ==========

     The remaining proceeds of approximately $3.3 million will be used for working capital needs and capital expenditures.

ITEM 6. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

    The Company was formed for the purpose of acquiring substantially all the assets of Rockwell Medical Supplies, L.L.C., and a related entity, Rockwell Transportation, L.L.C. The Company acquired the Predecessor Company on February 19, 1997 for an adjusted purchase price of approximately $2.1 million. Pursuant to the Asset Purchase Agreement, the purchase price for the Predecessor Company's business was reduced by $320,749 based on a provision in the Asset Purchase Agreement which provides that the purchase price for the Predecessor Company's business would be reduced on a dollar for dollar basis to the extent that the net worth of the Predecessor Company at the closing of the acquisition was below a target amount set forth in the Asset Purchase Agreement.

    The purchase price was financed with an initial cash payment to the Predecessor Company of $150,000, a cash payment of approximately $375,000 to NBD Bank to discharge the Predecessor Company's obligation under a loan arrangement, and a $1.9 million note payable to the Predecessor Company. The Company funded the initial cash payments of $525,000 with a portion of the proceeds of a private placement of 495,000 of the Company's Common Shares (the "First Prior Financing"). The balance of the $1.2 million in net proceeds raised in the First Prior Financing was used to fund the Company's net losses and capital equipment purchases.

    In May through July, 1997, the Company sold an aggregate of 26 units, each unit consisting of 20,000 Common Shares and 20,000 Bridge Warrants for a purchase price of $60,000 per unit, or an aggregate of $1,560,000 (the "Second Prior Financing"). The net proceeds of the Second Prior Financing were approximately $1,248,000, of which $500,000 were used to reduce the obligation under the note payable to the Predecessor Company. The balance was used to fund the Company's net losses and for capital equipment expenditures. The remaining balance of $1,416,664 under the note payable to the Predecessor Company was converted into 1,416,664 Series A Preferred Shares. In accordance with the final determination of the purchase price pursuant to the Asset Purchase Agreement, 320,749 Series A Preferred Shares were surrendered to the Company and cancelled to effect a $320,749 reduction in the purchase price for the Predecessor Company's business.

RESULTS OF OPERATIONS

    For the year ended December 31, 1997, sales were approximately $3.3 million. Sales of hemodialysis solutions, primarily acid concentrate (54% of sales), and bicarbonate powder (23% of sales), accounted for the majority of product sales with other ancillary products accounting for 14% of total sales. Revenue generated from the Company's trucking subsidiary for trucking services provided to non-affiliated third parties was approximately $294,000 and accounted for approximately 9% of total sales. The Company anticipates that this product mix may change in the future as new products are introduced and sales of existing products, particularly ancillary products, are increased in the marketplace.

    The Company incurred a gross margin deficit of $448,000 for the period ended December 31, 1997. Material costs comprised 42% of total costs of sales. Prices of raw materials have remained stable over the period and management does not believe that significant changes will occur in the foreseeable future. Management believes that there is an opportunity to reduce material costs through more efficient scheduling of production and through price negotiations with certain vendors. Improved production scheduling will enable the Company to plan material procurements in a more efficient manner and reduce lead time requirements at potentially reduced prices. Costs required to convert raw materials to finished goods for sale (principally labor and manufacturing related overhead) comprised 28% of costs of sales. Scheduling inefficiencies, low production volumes, and one-time start-up costs contributed to what management believes are higher costs than management anticipates will be experienced in the future.

    Distribution costs were 28% of cost sales for the year ended December 31, 1997. These costs were primarily incurred by the Company's wholly owned subsidiary, Rockwell Transportation, Inc. Management has enacted plans to reduce such costs as a percentage of total revenue by more effectively utilizing its transportation equipment, targeting certain market segments for distribution, and by generating additional third party revenue on "back-haul" routes.

    Selling, general and administrative expense was $1.4 million, or 42% of sales, for the year ended December 31, 1997. These costs include $512,000 of professional fees relating to financial consulting matters, officer and employee salaries and benefits of $581,000, and amortization of goodwill of $131,000. The Company anticipates these costs, with the exception of goodwill amortization which is fixed, will increase but at a significantly slower rate than the anticipated future sales growth.

    The Company has reported losses for the period ended December 31, 1997 and thus has not recorded a federal tax provision.

PLAN OF OPERATION

    During the next 12 months the Company plans to continue to manufacture and distribute hemodialysis concentrates and dialysis kits and distribute other hemodialysis products to hemodialysis providers. The Company intends to take advantage of the increasing number of hemodialysis providers and patients and to implement its strategies of acting as a single source supplier, increasing revenue by selling new products, reducing distribution costs through a target market strategy, and obtaining additional "back-haul" revenue from its trucking operations. The Company will continue to offer a high level of customer service to attempt to increase its sales and market share.

    If the Company's sales volumes increase, it expects to add additional production and administrative employees and truck drivers and it expects to expand its facilities and acquire additional laboratory and production equipment. The Company believes that planned cash flows used in operations together with the required working capital and capital expenditures required to implement its strategies, will be funded adequately given the funds raised from the net proceeds of the Company's recently completed initial public offering for at least the next 12 months. However, there can be no assurance that the Company will achieve these results. If cash flows needed to fund continuing operations and implementation of the Company's business strategies increase significantly, there can be no assurance that the Company has sufficient cash and cash equivalents to fund its operations or implementation
of its strategic plans.   The net proceeds of the Company's initial public
offering were $5.9 million.

    For the year ended December 31, 1997, the Company experienced a negative gross margin of approximately $448,000. During this period the Company incurred $797,000 of expense, net of back-haul revenue, from its trucking operations. Approximately $642,000 of cost of sales was attributable primarily to overhead costs associated with the Company's manufacturing operations.

    In order to improve the Company's operating margin to a break-even point, the Company must (i) increase its revenue from the sale of hemodialysis concentrates and ancillary products, (ii) achieve certain planned operating efficiencies in its manufacturing operations, (iii) reduce distribution costs by employing a target market approach and (iv) obtain additional revenue and improve the operating efficiencies of the Company's trucking operations. If the Company is not successful in increasing its revenue from the sale of hemodialysis concentrates and other ancillary products while achieving certain planned operating efficiencies, the Company's gross margin will likely remain negative. Even if the Company was to be successful in generating a positive gross margin, the Company will require significant additional revenue growth to fund the Company's existing and anticipated selling, general and administrative expenses.

ITEM 7. FINANCIAL STATEMENTS.

    The Consolidated Financial Statements of the Registrant and the Combined Financial Statements of the Predecessor Company required by this item are set forth on pages F-1 through F-23.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

    Incorporated herein by reference to Rockwell Medical Technologies, Inc. definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-KSB with respect to its Annual Meeting of Shareholders to be held on May 27, 1998.

ITEM 10. EXECUTIVE COMPENSATION.

    Incorporated herein by reference to Rockwell Medical Technologies, Inc. definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-KSB with respect to its Annual Meeting of Shareholders to be held on May 27, 1998.

ITEM 11. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Incorporated herein by reference to Rockwell Medical Technologies, Inc. definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-KSB with respect to its Annual Meeting of Shareholders to be held on May 27, 1998.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Incorporated herein by reference to Rockwell Medical Technologies, Inc. definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-KSB with respect to its Annual Meeting of Shareholders to be held on May 27, 1998.

ITEMS 13. EXHIBITS AND REPORTS ON FORM 8-K.

(A)   EXHIBITS

3(i).1 Articles of Incorporation of the Company, incorporated by reference to Exibit 3(i).1 to the Company's Registration Statement on Form SB-2, File No. 333-31991.

3(i).2 Certificate of Amendment to Articles of Incorporation of the Company, incorporated by reference to Exibit 3(i).2 to the Company's Registration Statement on Form SB-2, File No. 333-31991.

3(i).3 Certificate of Correction to Articles of Incorporation of the Company, incorporated by reference to Exibit 3(i).3 to the Company's Registration Statement on Form SB-2, File No. 333-31991.

3(i).4 Certificate of Amendment to Articles of Incorporation of the Company, incorporated by reference to Exibit 3(i).4 to the Company's Registration Statement on Form SB-2, File No. 333-31991.

3(ii) Bylaws of the Company, incorporated by reference to Exibit 3(ii) to the Company's Registration Statement on Form SB-2, File No. 333-31991.

4.1 Form of Warrant Agreement, incorporated by reference to Exibit 4.1 to the Company's Registration Statement on Form SB-2, File No. 333-31991.

4.2 Form of Underwriters Warrant Agreement, incorporated by reference to Exibit 4.2 to the Company's Registration Statement on Form SB-2, File No. 333-31991.

4.3 Registration Rights Agreement among the Company and the holders of certain of the Company's Common Share Purchase Warrants, incorporated by reference to Exibit 4.6 to the Company's Registration Statement on Form SB-2, File No. 333-31991.

4.4 Form of Lock-up Agreement, incorporated by reference to Exibit 4.7 to the Company's Registration Statement on Form SB-2, File No. 333-31991.

10.1 Rockwell Medical Technologies, Inc. 1997 Stock Option Plan, incorporated by reference to Exibit 10.1 to the Company's Registration Statement on Form SB-2, File No. 333-31991.

10.2 Employment Agreement dated as of February 19, 1997 between the Company and Robert L. Chioini, incorporated by reference to Exibit 10.2 to the Company's Registration Statement on Form SB-2, File No. 333-31991.

10.3 Consulting and Financial Advisory Services Agreement dated as of February 19, 1997 between the Company and Wall Street Partners, Inc., incorporated by reference to Exibit 10.3 to the Company's Registration Statement on Form SB-2, File No. 333-31991.

10.4 Asset Purchase Agreement dated as of November 1, 1996 by and among the Predecessor Company, the Family Partnerships (as defined therein), the Members (as defined therein) and the Company (formerly known as Acquisition Partners, Inc.), incorporated by reference to Exibit 10.4 to the Company's Registration Statement on Form SB-2, File No. 333-31991.

10.5 First Amendment to Asset Purchase Agreement dated as of January 31, 1997 by and among the Predecessor Company, the Family Partnerships, the Members and the Company (formerly known as Acquisition Partners, Inc.), incorporated by reference to Exibit 10.5 to the Company's Registration Statement on Form SB-2, File No. 333-31991.

10.6 Second Amendment to Asset Purchase Agreement dated as of February 19, 1997 by and among the Predecessor Company, the Family Partnerships, the Members and the Company (formerly known as Acquisition Partners, Inc.), incorporated by reference to Exibit 10.6 to the Company's Registration Statement on Form SB-2, File No. 333-31991.

10.7 Letter Agreement dated April 4, 1997 among the parties to the Asset Purchase Agreement concerning the conversion of the promissory note payable to the Supply Company, incorporated by reference to Exibit 10.7 to the Company's Registration Statement on Form SB-2, File No. 333-31991.

10.8 Lease Agreement dated as of September 5, 1995 between the Supply Company, as tenant, and Oakland Oaks, L.L.C., as landlord, incorporated by reference to Exibit 10.9 to the Company's Registration Statement on Form SB-2, File No. 333-31991.

10.9 Assignment and First Amendment to Wixom Building Lease dated as of February 19, 1997 among the Supply Company, as assignor, the Company, as assignee, and Oakland Oaks, L.L.C., as landlord, incorporated by reference to Exibit 10.10 to the Company's Registration Statement on Form SB-2, File No. 333-31991.

10.10 Letter Agreement dated November 21, 1997 among the parties to the Asset Purchase Agreement to confirm the reduction of the purchase price of the Asset Purchase Agreement, incorporated by reference to Exibit 10.12 to the Company's Registration Statement on Form SB-2, File No. 333-31991.

10.11 Form of Advisory and Investment Banking Agreement between the Registrant and Mason Hill & Co., Inc., incorporated by reference to Exibit 1.2 to the Company's Registration Statement on Form SB-2, File No. 333-31991.

21.1     List of Subsidiaries.

27.1     Financial Data Schedule for the Company

27.2     Financial Data Schedule for the Predecessor Companies.

27.3     Financial Data Schedule for the Predecessor Companies.



(B) REPORTS ON FORM 8-K

         The Registrant has not filed a report on Form 8-K during the year ended December 31, 1997.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                  ROCKWELL MEDICAL TECHNOLOGIES, INC.
                                              (Registrant)

                                  By:      /s/ ROBERT L. CHIOINI
                                           -------------------------------------
                                           Robert L. Chioini
                                           President and Chief Executive Officer


    In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

        SIGNATURE                     TITLE                          DATE
        ---------                     -----                          ----
  /s/ ROBERT L. CHIOINI    President, Chief Executive            March 30, 1998
-------------------------  Officer and Director (Principal
    Robert L. Chioini      Executive Officer)

   /s/ JAMES J. CONNOR     Vice President of Finance, Chief      March 30, 1998
-------------------------  Financial Officer, Treasurer and
     James J. Connor       Secretary (Principal Financial
                           Officer and Principal Accounting
                           Officer)

    /s/ GARY D. LEWIS      Director                              March 30, 1998
-------------------------
      Gary D. Lewis

/s/ MICHAEL J. XIRINACHS   Director                              March 30, 1998
-------------------------
  Michael J. Xirinachs

   /s/ NORMAN L. MCKEE     Director                              March 30, 1998
-------------------------
     Norman L. McKee

                          INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           -----
I.   Consolidated Financial Statements for Rockwell Medical
     Technologies,  Inc. and Subsidiary
          Report of Independent Accountants                                 F-1
          Consolidated Balance Sheet at December 31, 1997                   F-2
          Consolidated Income Statement for the year ended
            December 31, 1997                                               F-3
          Consolidated Statement of Changes in Shareholders'
            Equity for the year ended December 31, 1997                     F-4
          Consolidated Statement of Cash Flows for the year ended
            December 31, 1997                                               F-5
          Notes to the Consolidated Financial Statements                    F-6

II.   Combined Financial Statements for Rockwell Medical Supplies, L.L.C.
          and Rockwell Transportation, L.L.C.
          Report of Independent Accountants                                 F-16
          Combined Balance Sheet at February 19, 1997 and December 31,
            1996                                                            F-17
          Combined Income Statements for the period  from January 1 to
            February 19, 1997 and the year ended December 31, 1996          F-18
          Combined Statement of Changes in Members' Deficit for the
            period from January 1 to February 19, 1997 and the year
             ended December 31, 1996                                        F-19
          Combined Statement of Cash Flows for the period from
            January 1 to February 19, 1997 and  the year ended
            December 31, 1996                                               F-20
          Notes to Combined Financial Statements                            F-21

COOPERS & LYBRAND LETTERHEAD

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Rockwell Medical Technologies, Inc. and Subsidiary:

    We have audited the consolidated balance sheet of Rockwell Medical Technologies, Inc. and Subsidiary at December 31, 1997 and the related consolidated statements of income, shareholders' equity, and cash flows for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rockwell Medical Technologies, Inc. and Subsidiary at December 31, 1997 and the results of their operations and their cash flows for the year ended December 31, 1997 in conformity with generally accepted accounting principles.

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred substantial losses from operations since inception that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Coopers & Lybrand L.L.P.

Detroit, Michigan
March 13, 1998

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                 (WHOLE DOLLARS)



                                                                      DECEMBER 31,
   ASSETS                                                                1997
                                                                      ------------
Cash ..............................................................   $    63,342
Certificate of Deposit ............................................        25,000
Accounts Receivable, net of allowance for doubtful accounts
  of $30,000 ......................................................       387,264
Inventory .........................................................       293,719
Other Current Assets ..............................................        95,974
                                                                      -----------
    TOTAL CURRENT ASSETS ..........................................       865,299

Property and Equipment, net .......................................       701,401
Other Noncurrent Assets ...........................................       138,397
Excess of Purchase Price over Fair Value of Net Assets
  Acquired, net ...................................................     1,435,684
Deferred financing costs ..........................................       286,729
                                                                      -----------
     TOTAL ASSETS .................................................   $ 3,427,510
                                                                      ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Note Payable ......................................................   $   200,000
Accounts Payable ..................................................     1,037,835
Accrued Liabilities ...............................................       482,557
                                                                      -----------
     TOTAL CURRENT LIABILITIES ....................................     1,720,392

Redeemable Preferred Share - Series A .............................     1,095,915

SHAREHOLDERS' EQUITY:
Common Share, no par value, 3,015,000 shares issued and outstanding     2,524,847
Deficit ...........................................................    (1,913,644)
                                                                      -----------
                                                                          611,203
                                                                      -----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...................   $ 3,427,510
                                                                      ===========


The accompanying notes are an integral part of the consolidated financial statements.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                          CONSOLIDATED INCOME STATEMENT
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                                 (WHOLE DOLLARS)


SALES ....................................................          $ 3,318,826
Cost of Sales ............................................            3,766,761
                                                                    -----------
  GROSS DEFICIT ..........................................             (447,935)
Selling, General and Administrative ......................            1,399,170
                                                                    -----------
  OPERATING LOSS .........................................           (1,847,105)
Interest Expense, net ....................................               66,539
                                                                    -----------
  NET LOSS ...............................................          $(1,913,644)
                                                                    ===========

BASIC AND DILUTED LOSS PER SHARE .........................          $      (.64)


The accompanying notes are an integral part of the consolidated financial statements.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     FOR THE YEAR ENDED TO DECEMBER 31, 1997
                                 (WHOLE DOLLARS)

                                                            COMMON STOCK                                            TOTAL
                                                    ---------------------------            RETAINED             SHAREHOLDERS'
                                                    SHARES               AMOUNT             DEFICIT                EQUITY
                                                    ------               ------            --------             -------------
Issuance of Common Shares, no par
  value Initial Capitalization ..........          2,000,000          $     1,000                   --          $     1,000
Issuance of Common Shares, no par
  value First Prior Financing ...........            495,000            1,212,500                   --            1,212,500
Issuance of Common Shares, no par
  Value, Second Prior Financing .........            520,000            1,311,347                   --            1,311,347
Net loss ................................                                                  $(1,913,644)          (1,913,644)
                                                 -----------          -----------          -----------          -----------

     Total ..............................          3,015,000          $ 2,524,847          $(1,913,644)         $   611,203
                                                 ===========          ===========          ===========          ===========


The accompanying notes are an integral part of the consolidated financial statements.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                                 (WHOLE DOLLARS)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ....................................................     $(1,913,644)
  Adjustments to reconcile net loss to net cash used for
     operating activities:
     Depreciation and Amortization ............................         257,316
                                                                    -----------
                                                                     (1,656,328)
     Changes in Working Capital:
       Increase in Accounts Receivable ........................        (197,990)
       Increase in Inventory ..................................         (26,701)
       Increase in Other Current Assets .......................         (47,076)
       Increase in Accounts Payable ...........................         238,794
       Increase in Other Liabilities ..........................         452,680
                                                                    -----------
          Net change in Working Capital .......................         419,707
           NET CASH USED IN OPERATIONS ........................      (1,236,621)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Business, net of cash acquired ..................        (508,887)
  Purchase of Equipment .......................................         (78,028)
  Purchase of Certificate of Deposit ..........................         (25,000)
                                                                    -----------
          CASH USED IN INVESTING ACTIVITIES ...................        (611,915)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Common Shares - initial capitalization ..........           1,000
  Issuance of Common Shares - First Prior Financing ...........       1,212,500
  Issuance of Common Shares - Second Prior Financing ..........       1,311,347
  Proceeds from notes payable .................................         325,000
  Repayment of notes payable ..................................        (125,000)
  Payment on promissory note ..................................        (500,000)
  Deposits paid on leases .....................................        (138,397)
  Costs of initial public offering ............................        (174,572)
                                                                    -----------
         CASH PROVIDED BY FINANCING ACTIVITIES ................       1,911,878

INCREASE IN CASH ..............................................          63,342
CASH AT BEGINNING OF PERIOD ...................................               -
                                                                    -----------
CASH AT END OF PERIOD .........................................     $    63,342
                                                                    ===========


    Supplemental non cash disclosures: See Note 4 to the consolidated financial statements related to Purchase of Business and conversion of Promissory Note to Series A Redeemable Preferred Shares.

    Interest paid was $46,763.

The accompanying notes are an integral part of the consolidated financial statements.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND CAPITALIZATION

    Rockwell Medical Technologies, Inc. (the "Company") was incorporated on October 25, 1996 for the purpose of purchasing and operating the business of Rockwell Medical Supplies, L.L.C. and its sister company, Rockwell Transportation, L.L.C. (collectively, the "Predecessor Companies" or the "Seller"). The Company is, and the Predecessor Companies were, in the business of manufacturing and distributing hemodialysis concentrates and dialysis kits to hemodialysis clinics throughout the United States and Venezuela. Sales to Venezuela accounted for approximately 13% of total sales. The Company also packages, sells and distributes ancillary products related to the hemodialysis process, as did the Predecessor Companies.

    The Company received $1,212,500 in net proceeds from the issuance of Common Share in the First Prior Financing. Approximately $500,000 of which was used to partially fund the acquisition of the Predecessor Companies. The remaining purchase price was financed through the issuance of a promissory note for approximately $1.9 million (see Note 4).

    The Company is regulated by the Federal Food and Drug Administration under the Federal Drug and Cosmetics Act, as well as by other federal, state and local agencies. In March 1996 the Predecessor Companies received 510(k) approval from the FDA to market hemodialysis solutions and powders, which commenced in May 1996. The 510(k) approval was assigned to the Company in connection with the purchase of the Predecessor Companies.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The consolidated financial statements of the Company include the accounts of Rockwell Medical Technologies, Inc. and its wholly-owned subsidiary, Rockwell Transportation, Inc. All intercompany balances and transactions have been eliminated. The Company's results of operations for the period ended December 31, 1997, include incurred and accrued expenses of $49 thousand, primarily consulting fees, in conjunction with the initial organization of the Company from October 25, 1996 (date of inception) through December 31, 1996. The Company's fiscal year ends on December 31.

REVENUE RECOGNITION

    The Company recognizes revenue at the date of shipment.

INVENTORY

    Inventory is stated at net realizable value, which includes only raw material costs and excludes the conversion costs required to produce finished goods, due to continuing negative gross margins.

PROPERTY AND EQUIPMENT

    Property and Equipment are recorded at cost. Expenditures for normal maintenance and repairs are charged to expense as incurred. Property and equipment are depreciated using the straight line method over their useful lives, which range from three to eight years.

                       ROCKWELL MEDICAL TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


EXCESS OF PURCHASE PRICE OVER FAIR VALUE OF NET ASSETS ACQUIRED

    The excess of the price paid by the Company over the fair value of the net assets of the Predecessor Companies has been recorded as an intangible asset and is being amortized on the straight line basis over an estimated useful life of 10 years. The Company assesses the recoverability of the asset based on estimated future undiscounted cash flows of the business. Based upon the Company's analysis no impairment of the asset exists at December 31, 1997.

DEFERRED FINANCING COSTS

    Costs, primarily professional fees for legal and accounting matters, which are directly related to the initial public offering have been deferred. Such costs will be recorded as a reduction of net proceeds of the offering when such offering is consummated.

INCOME TAXES

    The Company has recorded a deferred tax asset of approximately $690,000 related to the net operating loss carry forward. This deferred asset has been fully offset by a valuation allowance due to the uncertainty of realization.

ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

NET LOSS PER SHARE

    Basic and Diluted net loss per share is calculated based on the weighted average shares outstanding of 2,971,501 including 123,750 of additional shares to be issued to the shareholders in the First Prior Financing who were entitled to receive additional shares for no additional consideration if the public offering price of the shares to be issued in an initial public offering of the Company's securities was less than $5.00 per share. The additional shares were calculated using an initial public offering price of $4.00 per share.

    Fully diluted average shares outstanding for the period ended December 31, 1997 is 3,010,581 shares after giving effect to employee share options granted and outstanding during the period. Fully diluted net loss per share is not presented as the effect, given the net loss, is anti-dilutive.

3. MANAGEMENT'S PLAN OF OPERATION

    Since February 20, 1997 the Company has been engaged in the business of manufacturing, selling, and distributing hemodialysis concentrates and kits to various clinics throughout the United States and Venezuela. The Company paid approximately $2.1 million for the operating assets and liabilities of the Predecessor Companies. Since inception through December 31, 1997 the Company has recorded losses of approximately $1.9 million and used cash of approximately $1.2 million to fund its operations. Those needs were funded, from inception through December 31, 1997, from proceeds generated through the issuance of common shares, common share purchase warrants and promissory notes, as well as extending payment terms with suppliers.

                       ROCKWELL MEDICAL TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The operating losses and cash requirements will continue into 1998 at approximately the same level as 1997. To satisfy these needs, and in conjunction with its financing strategies the Company completed an initial public offering of Common Shares and Common Shares Purchase Warrants on January 26, 1998, see
Note 12--Subsequent Event. After using the proceeds for payment of certain obligations, as described in Note 12, the Company has cash remaining of approximately $3.5 million invested in short term investments at February 28, 1998. This cash will be available for future working capital and capital expenditure requirements.

    The Company estimates its cash flows from operations will be deficient by approximately $100,000 per month until it successfully implements its business strategies. Such business strategies have been developed to reduce this cash flow deficit and create positive cash flow in the future. The Company's sales and marketing objectives, a pivotal part of its business strategies, is to increase its market share and improve profitability by implementing the following plans:

- Acting as a Single Source Supplier. By continuing to offer over 120 different products used by hemodialysis providers, the Company has positioned itself as a "one-stop-shop" to its customers for the concentrates, chemicals and supplies necessary to support a hemodialysis operation. Some of the Company's competitors for concentrates do not offer a full line of hemodialysis products, requiring customers to do business with a number of suppliers in order to purchase necessary supplies. The Company has entered into agreements with ancillary product manufacturers, which allow the Company to be a "full-line" supplier of hemodialysis products.

- Offering a Higher Level of Delivery/Customer Service. By using its own delivery vehicles and drivers, the Company believes that it can offer a higher level of customer service to hemodialysis providers than if it relied primarily on the use of common carriers to distribute its products. The Company's drivers perform services for customers that are generally not available from common carriers, such as stock rotation, non-loading-dock delivery and drum pump-offs. Pump-offs require the driver to pump hemodialysis concentrates from the 55 gallon drums into larger holding tanks within the hemodialysis clinic. The Company's main competitors generally use common carriers for delivery of their products. The Company believes it offers a higher level of service to its customers through the use of its own delivery vehicles and drivers. However, if the Company is not successful in reducing distribution costs associated, in part, with this higher level of customer service, it may be forced to abandon this strategy and use common carriers similar to its competitors.

- Increasing Revenue through Sales of New Products. The Company intends to manufacture and/or distribute additional hemodialysis products not currently offered by the Company, which products may offer opportunities to earn higher profit margins than some of the Company's existing products (based on current selling prices in the marketplace and the Company's estimated costs to produce such products). For example, the Company recently obtained a 510(k) approval from the FDA to market liquid bicarbonate, a product used primarily by acute care hemodialysis providers and certain chronic care providers. The Company intends to install a production line to manufacture liquid bicarbonate.

- Expanding Market Share in Target Market Segments. Because of the costs associated with transporting and delivering hemodialysis concentrates, the Company believes that it has a competitive cost advantage with certain clinics that are located within a reasonable proximity the Company's manufacturing facility over other manufacturers outside of such proximity. The Company believes it can increase its sales in these target markets at margins which are higher than those experienced by the Company in markets outside this radius. The Company intends to intensify its sales and marketing efforts in those such markets.

    The Company has also developed cost reduction plans to improve efficiencies and reduce costs. In particular the distribution costs associated with the Company's wholly owned subsidiary, Rockwell Transportation, Inc. are substantial. Cost reduction plans are being implemented to reduce inefficiencies in the Company's transportation operations.

    Plans to maximize production capacity through both increased production hours and equipment utilization are also in process. The Company feels that the market demand, in the target market strategies approach, is greater than current production quantities and that increasing capacity through fundamental management techniques can be effected with minimum variable labor and manufacturing costs. Further, these actions will require minimum capital investment.

    The Company plans to make capital expenditures to introduce new products to the market. These new product offerings will facilitate increased market penetration of existing product lines as well as the revenue that will be generated by the new products themselves. These actions will require capital investments, however, only limited capital investments are contemplated until the Company minimizes its deficit in its cash flow from operations.

                       ROCKWELL MEDICAL TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    There can be no assurance that the Company will be able to achieve the planned efficiencies and increase its sales levels and market share to sustain its operations. There can be no assurance that the Company has sufficient funds should the business plans not yield the expected results. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

4. PURCHASE OF THE BUSINESS

    Effective February 19, 1997 the Company purchased the assets and assumed certain liabilities of the Predecessor Companies for an initial purchase price of approximately $2.4 million, excluding liabilities assumed. The transaction was accounted for using the purchase method of accounting. The initial purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair market value at the date of acquisition, as follows:

     Working capital, less cash acquired ..................   $  (147,937)
     Property and Equipment ...............................       688,534
     Excess of purchase price over fair value of net assets     1,884,954
                                                              -----------
                                                                2,425,551
     Promissory Note at 8.5% ..............................    (1,916,664)
                                                              -----------
          Net cash paid for business acquired .............   $   508,887
                                                              ===========


    The purchase price consisted of: (i) $150,000 cash payment to the Sellers;
(ii) a cash payment to NBD Bank of approximately $375,000 to retire related outstanding debt; and (iii) the remainder of the purchase price was satisfied by an 8.5% promissory note (the "Note") in the principal amount of approximately $1.9 million. Under the terms of the Note and the Asset Purchase Agreement, a prepayment of $500,000 on the Note was due in May 1997. Pursuant to a letter agreement, the Sellers agreed that upon receipt of the prepayment, the remaining Note balance would be converted into Series A redeemable Preferred Shares at a conversion ratio of one Series A Preferred Share to one dollar of outstanding principal due under the Note. The Company made the required prepayment and the Note was converted to 1,416,664 Series A Preferred Shares.

    In accordance with the terms of the Asset Purchase Agreement, the Company and the Predecessor Company and its owners agreed to a reduction in the purchase price for the Predecessor Company's business by $320,749 based on a provision in the Asset Purchase Agreement which provides for a dollar for dollar reduction in such purchase price to the extent that the net worth of the Predecessor Company at the closing date was below a target amount set forth in the Asset Purchase Agreement. The parties have cancelled 320,749 Series A Preferred Shares in payment of such purchase price reduction. Goodwill has been reduced by the same amount.

5. INVENTORY

   Components of inventory are as follows:

  Raw Materials...................................................$   210,108
  Finished Goods .................................................     83,611
                                                                  -----------
       Total......................................................$   293,719
                                                                  ===========

                       ROCKWELL MEDICAL TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6. PROPERTY AND EQUIPMENT

    Major classes of Property and Equipment, stated at cost, are as follows:

     Leasehold Improvements ..................................        $  66,163
     Machinery and Equipment .................................          491,536
     Office Furniture and Equipment ..........................          107,689
     Laboratory Equipment ....................................           94,161
     Vehicles, including trailers ............................           67,541
                                                                      ---------
                                                                      $ 827,090
       Accumulated Depreciation ..............................         (125,689)
                                                                      ---------
     Net Property and Equipment ..............................        $ 701,401
                                                                      =========



7. NOTES PAYABLE

    In July 1997, the Company obtained a demand loan from Karen Bagley in the amount of $100,000 and in November 1997 the Company obtained a loan from Michael
J. Xirinachs in the amount of $100,000 due February 11, 1998. The loans bear interest at an annual rate of 24%. Karen Bagley is the wife of Patrick Bagley, whose firm serves as legal counsel to the Company on certain matters and also to Mr. Robert L. Chioini in a personal capacity. Michael J. Xirinachs is a founder and a Director of the Company.

8. LEASES

    The Company leases a facility for production and administrative offices as well as transportation equipment used by the Company's subsidiary, Rockwell Transportation, Inc. The lease terms are five years and two years, respectively. These leases have been accounted for as operating leases. Lease payments were $425,080 for the year ended December 31, 1997. Future minimum rental payment under lease agreements are as follows:

     Year ending December 31, 1998........................     437,025
     Year ending December 31, 1999........................     348,475
     Year ending December 31, 2000........................     192,510
     Year ending December 31, 2001........................      12,600

    In accordance with the assignment of the facility lease from the Predecessor Companies, the landlord required a deposit in escrow of $178,000 which is to be applied against future lease payments of $39,542 in each of the years ending December 31, 1998 and 1999, $59,313 in the year ending December 31, 2000, with the balance held as additional security deposit until the expiration of the facility lease. In the instance of early termination, the transportation equipment leases require the Company to pay the excess of the purchase price for such vehicles (determined in accordance with the terms of the lease) over the equipment's fair market value.

    A $25,000 letter of credit has been established for the benefit of certain lessors. The letter of credit is collateralized by a short term certificate of deposit.

                       ROCKWELL MEDICAL TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9. CAPITAL STOCK

    The authorized capital stock of the Company consists of 20,000,000 Common Shares, no par value per share, of which 3,015,000 shares were outstanding at December 31, 1997; and 2,000,000 Preferred Shares, none issued nor outstanding, and 1,416,664 of 8.5% non-voting cumulative redeemable Series A Preferred Shares, $1.00 par value (the "Series A Preferred Shares"), of which 1,095,915 shares were outstanding after the cancellation of the 320,749 shares discussed in Note 4.

COMMON SHARES

    Holders of the Common Shares are entitled to one vote per share on all matters submitted to a vote of shareholders of the Company and are to receive dividends when and if declared by the Board of Directors. Dividends may not be paid to the common shareholders until the redeemable Series A Preferred Shares are redeemed. The Board is authorized to issue additional Common Shares within the limits of the Company's Articles of Incorporation without further shareholder action. Holders of 495,000 Common Shares were entitled to receive an additional 123,750 Common Shares at the effective date of the initial public offering, if consummated, assuming a $4.00 per share offering price, for no additional consideration per the terms of the First Prior Financing Agreement. These shares have been included in the net loss per share calculation. The additional shares will be accounted for as a share dividend, at a cost equal to the offering price per share.

SERIES A PREFERRED SHARES

    Holders of Series A Preferred Shares are entitled to receive, out of funds legally available for the payment of dividends, cumulative cash dividends in the amount of $.085 per share per year accruing from June 1, 1997, as and when directed by the Board of Directors of the Company. As long as any Series A Preferred Shares are outstanding, the Company may not (i) declare, pay, or set money, securities or other property apart for the payment of, any dividend on any shares of the Company, including all classes of common shares and any other series of preferred shares (all of such shares of the Company referred to as "Junior Shares"), or (ii) make any payment on account of, or set money, securities or other property apart for, the payment into a sinking or other similar fund for the purchase, redemption or other retirement of, any of the Junior Shares or any warrants, rights, calls or other options exercisable for or exchangeable into any of the Junior Shares (collectively the "Junior Securities"), or (iii) make any distribution in respect of any Junior Securities, either directly or indirectly, and whether in cash, obligations or shares of the Company or other property (other than distributions or dividends in Junior Shares to the holders of Junior Shares), and shall not permit any corporation or other entity directly or indirectly controlled by the Company to purchase or redeem any of the Junior Securities, unless prior to or currently with such declaration, payment, setting apart for payment, purchase, redemption or distribution, as the case may be, all accrued and unpaid dividends on the Series A Preferred Shares shall have been paid.

    The Company is required to redeem all outstanding Series A Preferred Shares on January 31, 1998 (the "Mandatory Redemption Date"), at a redemption price equal to $1.00 per share, plus accumulated and unpaid dividends accrued through the Mandatory Redemption Date. The purchase price must be paid in cash. From and after the Mandatory Redemption Date, the holders of Series A Preferred Shares will not have any rights as shareholders of the Company except the right to receive from the Company the redemption price of such Series A Preferred Shares, without interest, upon the surrender of such Series A Preferred Shares to the Company. In addition, the Company has the right and option at any time prior to the Mandatory Redemption Date to purchase, redeem or otherwise acquire any or all of the Series A Preferred Shares for a purchase price equal to $1.00 per share plus accumulated and unpaid dividends on such share through the date of repurchase or redemption.

                       ROCKWELL MEDICAL TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    Subject to the prior rights of the Company's creditors, the holders of the Series A Preferred Shares are entitled to receive, upon any voluntary or involuntary liquidation, dissolution or winding-up of the Company, $1.00 per share plus accrued and unpaid dividends. If, in any such case, the assets of the Company are insufficient to make such payment in full, then the available assets will be distributed among the holders of the Series A Preferred Shares ratably in proportion to the full amount to which each holder would be entitled.

    Holders of Series A Preferred Shares have no conversion rights, however, the obligation of the Company to effect the mandatory redemption of the Series A Preferred Shares by the Mandatory Redemption Date is guaranteed by certain of the Company's principal shareholders (the "Guaranty"). Such Guaranty is secured by the pledge of 1,143,500 shares of Common Share (the "Pledged Shares") pursuant to an Escrow Agreement dated as of July 22, 1997 (the "Escrow Agreement"). In the event the Company fails to redeem the outstanding Series A Preferred Shares on or before the Mandatory Redemption Date, the Predecessor Companies have a period of 45 days following such date to elect either to: (i) exercise their rights under the Guaranty and the Escrow Agreement to retain the Common Shares which remain held in escrow, in full satisfaction and discharge of the Guaranty and the Company's obligation to redeem the Series A Preferred Shares; or (ii) terminate their rights under the Guaranty and to relinquish and terminate their interest in the Pledged Shares and to proceed against the Company to collect the outstanding redemption payment.

    Holders of Series A Preferred Shares have no voting rights except as may be required by law.

WARRANTS

    Holders of the Common Share Purchase Warrants ("Warrants"), issued in the Second Prior Financing as a part of a unit comprised of one Common Share and one Warrant, are entitled to purchase at the stated exercise price of the Warrant one Common Share of the Company subject to certain adjustments and provisions. At December 31, 1997 there were 520,000 Warrants issued and outstanding. Upon completion of the Company's initial public offering (See
Note 12-Subsequent Event), each such Warrant was converted into a warrant having the same terms as the Common Share Purchase Warrants sold in such offering.

    Each Warrant is separately transferable and entitles the registered holder to purchase one Common Share at the exercise price of $4.50 per share for a period of three years commencing one year after the effective date of the initial public offering and ending on the fourth anniversary of the effective date of the initial public offering (the "Exercise Period"). The exercise price and the number of Common Shares to be issued upon the exercise of each Warrant are subject to adjustment in the event of share split, share dividend, recapitalization, merger, consolidation or certain other events.

    Under certain conditions, the Warrants may be redeemed by the Company at a redemption price of $.10 per Warrant upon not less than 30 days prior written notice to the holders of such Warrants, provided the closing bid price of the Common Shares has been at least $8.50 for 20 consecutive trading days ending on the third day prior to the date the notice of redemption is given.

10. STOCK OPTIONS

    SFAS No. 123 "Accounting for Stock Based Compensation" was issued in
October 1995 and was effective for fiscal years beginning after December 15, 1995. That standard requires significantly more disclosure regarding employee stock options and encourages companies to recognize compensation expense for stock-based awards based on the fair value of such awards on the date of grant. Alternatively, companies may continue to account for such transactions under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees", provided that disclosures are made regarding the net income and earnings per share impact as if the value recognition and measurement criteria of SFAS No. 123 had been adopted. The Company has elected to continue to account for employee stock options under APB No. 25.

    The Board of Directors approved the Rockwell Medical Technologies, Inc., 1997 Stock Option Plan on July 15, 1997 (the "Plan"). The Stock Option Committee as appointed by the Board of Directors administers the Plan which provides for grants of nonqualified or incentive stock options to key employees, officers, directors, consultants and advisors to the Company. Under the Plan the Company may grant up to 450,000 options to purchase Common Shares. Exercise prices, subject to certain plan limitations, are at the discretion of the Committee. Options granted normally expire 10 years from the date of grant or upon termination of employment. The Committee determines vesting rights on the date of grant.

                       ROCKWELL MEDICAL TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    In the year ended December 31, 1997 the Committee granted options to acquire an aggregate of 311,650 Common Shares at an exercise price of $3.00 per share. Options awarded vest over a three year period from the date of grant.

    Compensation expense was determined as the difference between the offering price of $4.00 per share, and the exercise price. Any difference between the offering price and fair value for the period from the date of grant through December 31, 1997 would not be material. Compensation expense is recognized over the vesting period and was $98,500 for the year ended December 31, 1997.

    Had compensation expense for the Company's stock option plan been determined based on the fair value at the grant dates for awards, consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts as follows (in thousands):

                            1997
                            ----

Net loss
   As reported          $(1,913,644)
   Pro forma            $(1,994,436)
Basic loss per share
   As reported          $      (.64)
   Pro forma            $      (.67)
Diluted loss per share
   As reported          $      (.64)
   Pro forma            $      (.67)

    For purposes of computing the proforma amounts above, the fair value of the options granted was determined using the minimum value method using the following assumptions: dividend yield of 0.0 percent, risk free interest rate of 5.50 percent and expected lives of 6.0 years.

A summary of the status of the Company's Stock Option Plan is as follows:

                                                                       EXERCISE
                                                             SHARES      PRICE
       Outstanding at Beginning of Period...................       -          -
         Granted............................................ 311,650     $ 3.00
         Exercised..........................................       -          -
         Cancelled..........................................  16,150     $ 3.00
                                                             -------     ------
       Outstanding at December 31, 1997..................... 295,500     $ 3.00
                                                             =======     ======

       Options Exercisable at December 31, 1997.............  43,750


11. RELATED PARTY TRANSACTIONS

     During the period ended December 31, 1997 the Company paid or accrued fees to the consulting firm of Wall Street Partners, Inc. for financial and management services of $350,000. Under a current agreement, the Company is obligated to pay additional consulting fees of $150,000 through June 30, 1998. The principals of the consulting firm are shareholders of the Company and members of the Board of Directors.

    In addition, the Company settled a certain obligation in the amount of $25,000 to a related party through the issuance of 10,000 Common Shares.

    The Holders of the redeemable Series A Preferred Shares were the majority owners of the Predecessor Company.

12. SUBSEQUENT EVENT

INITIAL PUBLIC OFFERING OF COMMON SHARES AND COMMON SHARE PURCHASE WARRANTS

    On January 26, 1998, the Company issued 1,800,000 Common Shares and 2,700,000 Common Share Purchase Warrants pursuant to a Registration Statement filed with the Securities and Exchange Commission. The offering price was $4.00 per share for the Common Shares and $.10 per warrant for the Common Share Purchase Warrants. Net proceeds from this offering were approximately $5.9 million. Proceeds were used to redeem the Series A Preferred Shares, repay the Notes Payable and reduce Accounts Payable. The balance of the funds was invested in short-term cash investments.

    On March 19, 1998, the Company's Board of Directors approved the repurchase of up to 250,000 Common Shares at prices deemed to represent a favorable return on investment. The timing, volume and pricing of actual purchases will depend upon market conditions.

COOPERS & LYBRAND LETTERHEAD

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Members of
Rockwell Medical Supplies, L.L.C. and
Rockwell Transportation, L.L.C.:

We have audited the combined balance sheets of Rockwell Medical Supplies, L.L.C. and Rockwell Transportation, L.L.C. (the "Company") at February 19, 1997 and December 31, 1996 and the related combined statements of income, members' deficit, and cash flows for the period ended February 19, 1997 and the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of Rockwell Medical Supplies, L.L.C. and Rockwell Transportation, L.L.C. at February 19, 1997 and December 31, 1996 and the results of their operations and their cash flows for the period ended February 19, 1997 and the year ended December 31, 1996 in conformity with generally accepted accounting principles.

Coopers & Lybrand L.L.P.

Detroit, Michigan
July 11, 1997, except for the subsequent event paragraph of Note 3 for which the date is November 20, 1997

                        ROCKWELL MEDICAL SUPPLIES, L.L.C.
                       AND ROCKWELL TRANSPORTATION, L.L.C.

                             COMBINED BALANCE SHEETS
                                 (WHOLE DOLLARS)

                                                                        FEBRUARY 19,       DECEMBER 31,
                                                                            1997               1996
                                                                        ------------      -------------
Cash...............................................................      $      44,270     $       65,978
Accounts Receivable, net of allowance for doubtful accounts
  of $10,000 and $5,000 at February 19, 1997 and December
  31, 1996, respectively...........................................            189,274            205,168
Inventory..........................................................            327,147            405,702
Other Current Assets...............................................             48,898             48,417
                                                                         -------------     --------------
  Total Current Assets.............................................            609,589            725,265
Property and Equipment, net........................................            670,885            728,557
                                                                         -------------     --------------
  Total Assets.....................................................      $   1,280,474     $    1,453,822
                                                                         =============     ==============

Notes Payable, Bank................................................            375,000            375,000
Payable to Members.................................................      $   1,868,149     $    1,868,149
Accounts Payable...................................................            679,941            512,074
Accrued Liabilities................................................             33,315             28,848
                                                                         -------------     --------------
  Total Current Liabilities........................................          2,956,405          2,784,071
  Members' Deficit:
Contributed Capital................................................             50,000             50,000
Deficit............................................................         (1,725,931)        (1,380,249)
                                                                         -------------     --------------
  Total Liabilities and Members' Deficit...........................      $   1,280,474     $    1,453,822
                                                                         =============     ==============


The accompanying notes are an integral part of the combined financial statements.

                        ROCKWELL MEDICAL SUPPLIES, L.L.C.
                       AND ROCKWELL TRANSPORTATION, L.L.C.

                           COMBINED INCOME STATEMENTS
                                 (WHOLE DOLLARS)

                                                                JANUARY 1 TO        YEAR ENDED
                                                                FEBRUARY 19,       DECEMBER 31,
                                                                    1997               1996
                                                                ------------       ------------
Sales...................................................        $     343,555     $    1,019,856
Cost of Sales...........................................              508,784          1,555,200
                                                                -------------     --------------
  Gross Margin..........................................             (165,229)          (535,344)
Selling, General and Administrative Expenses............              177,015            773,344
Interest Expense........................................                3,438             12,634
                                                                -------------     --------------
  Net Loss..............................................        $    (345,682)    $   (1,321,322)
                                                                =============     ==============


The accompanying notes are an integral part of the combined financial statements.

                        ROCKWELL MEDICAL SUPPLIES, L.L.C.
                       AND ROCKWELL TRANSPORTATION, L.L.C.

                COMBINED STATEMENT OF CHANGES IN MEMBERS' DEFICIT
                                 (WHOLE DOLLARS)

                                                        CONTRIBUTED                        TOTAL MEMBERS'
                                                          CAPITAL          DEFICIT            DEFICIT
                                                          -------          -------            -------
Balances at January 1, 1996.........................     $  50,000      $     (58,927)     $       (8,927)
  Net loss..........................................             -         (1,321,322)         (1,321,322)
                                                         ---------      -------------      --------------
Balances at December 31, 1996.......................        50,000         (1,380,249)         (1,330,249)
     Net loss for the period January 1, 1997 to
       February 19, 1997............................             -           (345,682)           (345,682)
                                                         ---------      -------------      --------------
Balances at February 19, 1997.......................     $  50,000      $  (1,725,931)     $   (1,675,931)
                                                         =========      =============      ==============


The accompanying notes are an integral part of the combined financial statements.

                        ROCKWELL MEDICAL SUPPLIES, L.L.C.
                       AND ROCKWELL TRANSPORTATION, L.L.C.

                        COMBINED STATEMENT OF CASH FLOWS
                                 (WHOLE DOLLARS)

                                                                             JANUARY 1 TO              YEAR ENDED
                                                                           FEBRUARY 19, 1997        DECEMBER 31, 1996
                                                                           -----------------        -----------------
Cash flows from Operating Activities:
  Net loss............................................................        $     (345,682)          $    (1,321,322)
  Adjustments to reconcile net loss to net cash used for
     operating activities:
     Depreciation.....................................................                17,649                   133,659
     Changes in working capital:
       Accounts Receivable............................................                15,894                  (205,168)
       Inventory......................................................                78,555                  (405,702)
       Other Current Assets...........................................                  (481)                   (8,876)
       Accounts Payable...............................................               207,890                   512,074
       Accrued Liabilities............................................                 4,467                    28,848
                                                                              --------------           ---------------
          Net cash used in operating activities.......................               (21,708)               (1,266,487)
Cash flows from Investing Activities:
  Purchases of Equipment..............................................                                        (549,713)
                                                                                                       ---------------
          Net cash used in investing activities.......................                     -                  (549,713)
Cash flows from Financing Activities:
  Members' capital contributions......................................                     -                    50,000
  Proceeds of Bank loans..............................................                     -                   375,000
  From Members........................................................                     -                 1,457,178
                                                                              --------------           ---------------
          Net cash provided by financing activities...................                     -                 1,882,178
          Net (decrease) increase in cash.............................               (21,708)                   65,978
          Cash at beginning of the period.............................                65,978                         -
                                                                              --------------           ---------------
          Cash at end of the period...................................        $       44,270           $        65,978
                                                                              ==============           ===============
Supplemental cash flow information
  Interest expense paid...............................................                 3,438                    12,634
                                                                              ==============           ===============

Supplemental non-cash disclosure:
  $40,023 of equipment was exchanged for payment of an account payable.


The accompanying notes are an integral part of the combined financial statements.

                        ROCKWELL MEDICAL SUPPLIES, L.L.C.
                       AND ROCKWELL TRANSPORTATION, L.L.C.

                     NOTES TO COMBINED FINANCIAL STATEMENTS

1. ORGANIZATION AND CAPITALIZATION

    Rockwell Medical Supplies, L.L.C. was established in October 1995 for the purpose of manufacturing hemodialysis concentrates and dialysis kits for sale and distribution to hemodialysis clinics throughout the United States. It also packages, sells and distributes ancillary products related to the hemodialysis process.

    There was limited activity during 1995, consisting primarily of the purchase of certain equipment, the payment of a facility lease security deposit and the payment of $58,927 for certain start up expenses.

     Rockwell Transportation, L.L.C. was established in March 1996 for the purpose of distributing products produced by Rockwell Medical Supplies, L.L.C. The combined entity of Rockwell Medical Supplies, L.L.C. and Rockwell Transportation, L.L.C. is referred to as the "Company".

    The Company is regulated by the Federal Food and Drug Administration under the Federal Drug and Cosmetics Act, as well as by other Federal, State and Local agencies. In March 1996 the Company received 510(k) approval from the FDA to market hemodialysis solutions and powders. The Company began manufacturing, distributing and selling hemodialysis solutions in May 1996.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The combined financial statements of the Company include the accounts of Rockwell Medical Supplies, L.L.C. and it's sister company Rockwell Transportation, L.L.C. which are entities under common control. All intercompany balances and transactions have been eliminated.

REVENUE RECOGNITION

    The Company recognizes revenue at the date of shipment.

INVENTORY

    Inventory is stated at net realizable value, including raw material costs and excluding the conversion cost required to produce finished goods. Cost of sales for the period ended February 19, 1997 is calculated based on the material gross margin for the preceding twelve month period.

PROPERTY AND EQUIPMENT

    Property and equipment are recorded at cost. Expenditures for normal maintenance and repairs are charged to expense as incurred. Property and equipment are depreciated using the straight line method over their useful life, which ranges from three to eight years.

                        ROCKWELL MEDICAL SUPPLIES, L.L.C.
                       AND ROCKWELL TRANSPORTATION, L.L.C.

                     NOTES TO COMBINED FINANCIAL STATEMENTS

INCOME TAXES

    As a limited liability company, it was intended that the Company be classified as a partnership for federal income tax purposes and, as such, it was treated as a "pass-through" entity that was not subject to federal income tax.

ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

LOSS PER SHARE

    The Company is a Limited Liability Corporation; accordingly loss per share information is not relevant.

3. SALE OF THE BUSINESS

    Effective February 19, 1997 the assets of the Company were sold to Rockwell Medical Technologies, Inc. (the "Successor Company"). Total purchase price for essentially all the operating assets was approximately $2.4 million excluding the assumption of certain liabilities. The Asset Purchase Agreement provided a cash payment at closing of $150,000 to the Sellers; payoff of the Notes Payable to Bank of $375,000; and the balance in the form of a promissory note of approximately $1.9 million payable to certain members of the Company. In May 1997, as provided in the Asset Purchase Agreement, a $500,000 cash payment was received on the promissory note. The remaining unpaid principal was converted to 8.5% Non-Voting redeemable Series A Preferred Shares of the Successor Company, redeemable on or before January 31, 1998.

    One of the Members of the Company is a majority shareholder of the Successor Company and is employed as an Officer and Director of the Successor Company.

SUBSEQUENT EVENT

    In accordance with the terms of the Asset Purchase Agreement, the Company and the Predecessor Company and its owners have agreed to a reduction in the purchase price for the Predecessor Company's business by $320,749 based on a provision in the Asset Purchase Agreement which provides for a dollar for dollar reduction in such purchase price to the extent that the net worth of the Predecessor Company at the closing date was below a target amount set forth in the Asset Purchase Agreement. The parties have cancelled 320,749 Series A Preferred Shares in payment of such purchase price reduction. Goodwill has been reduced by the same amount.

4. INVENTORY

    Components of inventory are as follows:

                                                 FEBRUARY 19,        DECEMBER 31,
                                                     1997                1996
                                                 ------------        ------------
    Raw Material..............................   $    204,329       $    344,398
    Finished Goods............................        122,818             61,304
                                                 ------------       ------------
         Total................................   $    327,147       $    405,702
                                                 ============       ============



5. PROPERTY AND EQUIPMENT

    Major classes of Property and Equipment, stated at cost, are as follows:

                                               FEBRUARY 19,        DECEMBER 31,
                                                   1997                1996
                                               ------------       ---------
    Machinery and Equipment....................  $    580,875       $    580,875
    Office furniture and equipment.............       109,562            109,562
    Laboratory Equipment.......................        95,326             95,326
    Vehicles, including trailers...............        36,170             76,453
                                                 ------------       ------------
         Total Cost............................       821,933            862,216
    Accumulated Depreciation...................      (151,048)          (133,659)
                                                 ------------       ------------
    Net Property and Equipment.................  $    670,885       $    728,557
                                                 ============       ============


6. PAYABLE TO MEMBERS

    Payable to Members is comprised of obligations of the Company to certain Members of the Company who advanced operating funds to the Company during 1996 and 1995.

7. NOTES PAYABLE TO BANK

    The Company had a Master Demand Business Loan Note with National Bank of Detroit in the amount of $400,000, at the current prime rate, of which $375,000 was outstanding at December 31, 1996 and February 19, 1997. At December 31, 1996 and February 19, 1997 the bank's prime rate was 8.5%. The principal and interest amounts of the Note were paid in full in accordance with the Asset Purchase Agreement (See Note 3). This note was collateralized by the assets of the Company.

8. LEASES

    The Company leases a facility and certain equipment under operating leases. Lease payments were $339,790 and $50,439 for the year ended December 31, 1996 and the period ended February 19, 1997, respectively. Effective February 19, 1997 all leases relating to the operations of the Company were assigned to the Successor Company.

                                EXHIBIT INDEX TO
                       ROCKWELL MEDICAL TECHNOLOGIES, INC.
                                 FORM 10-KSB



EXHIBIT NO.                             DESCRIPTON
-----------                             ----------

3(i).1 Articles of Incorporation of the Company, incorporated by reference to Exibit 3(i).1 to the Company's Registration Statement on Form SB-2, File No. 333-31991.

3(i).2 Certificate of Amendment to Articles of Incorporation of the Company, incorporated by reference to Exibit 3(i).2 to the Company's Registration Statement on Form SB-2, File No. 333-31991.

3(i).3 Certificate of Correction to Articles of Incorporation of the Company, incorporated by reference to Exibit 3(i).3 to the Company's Registration Statement on Form SB-2, File No. 333-31991.

3(i).4 Certificate of Amendment to Articles of Incorporation of the Company, incorporated by reference to Exibit 3(i).4 to the Company's Registration Statement on Form SB-2, File No. 333-31991.

3(ii) Bylaws of the Company, incorporated by reference to Exibit 3(ii) to the Company's Registration Statement on Form SB-2, File No. 333-31991.

4.1 Form of Warrant Agreement, incorporated by reference to Exibit 4.1 to the Company's Registration Statement on Form SB-2, File No. 333-31991.

4.2 Form of Underwriters Warrant Agreement, incorporated by reference to Exibit 4.2 to the Company's Registration Statement on Form SB-2, File No. 333-31991.

4.3 Registration Rights Agreement among the Company and the holders of certain of the Company's Common Share Purchase Warrants, incorporated by reference to Exibit 4.6 to the Company's Registration Statement on Form SB-2, File No. 333-31991.

4.4 Form of Lock-up Agreement, incorporated by reference to Exibit 4.7 to the Company's Registration Statement on Form SB-2, File No. 333-31991.

10.1 Rockwell Medical Technologies, Inc. 1997 Stock Option Plan, incorporated by reference to Exibit 10.1 to the Company's Registration Statement on Form SB-2, File No. 333-31991.

10.2 Employment Agreement dated as of February 19, 1997 between the Company and Robert L. Chioini, incorporated by reference to Exibit 10.2 to the Company's Registration Statement on Form SB-2, File No. 333-31991.

10.3 Consulting and Financial Advisory Services Agreement dated as of February 19, 1997 between the Company and Wall Street Partners, Inc., incorporated by reference to Exibit 10.3 to the Company's Registration Statement on Form SB-2, File No. 333-31991.

10.4 Asset Purchase Agreement dated as of November 1, 1996 by and among the Predecessor Company, the Family Partnerships (as defined therein), the Members (as defined therein) and the Company (formerly known as Acquisition Partners, Inc.), incorporated by reference to Exibit 10.4 to the Company's Registration Statement on Form SB-2, File No. 333-31991.

10.5 First Amendment to Asset Purchase Agreement dated as of January 31, 1997 by and among the Predecessor Company, the Family Partnerships, the Members and the Company (formerly known as Acquisition Partners, Inc.), incorporated by reference to Exibit 10.5 to the Company's Registration Statement on Form SB-2, File No. 333-31991.

10.6 Second Amendment to Asset Purchase Agreement dated as of February 19, 1997 by and among the Predecessor Company, the Family Partnerships, the Members and the Company (formerly known as Acquisition Partners, Inc.), incorporated by reference to Exibit 10.6 to the Company's Registration Statement on Form SB-2, File No. 333-31991.

10.7 Letter Agreement dated April 4, 1997 among the parties to the Asset Purchase Agreement concerning the conversion of the promissory note payable to the Supply Company, incorporated by reference to Exibit 10.7 to the Company's Registration Statement on Form SB-2, File No. 333-31991.

10.8 Lease Agreement dated as of September 5, 1995 between the Supply Company, as tenant, and Oakland Oaks, L.L.C., as landlord, incorporated by reference to Exibit 10.9 to the Company's Registration Statement on Form SB-2, File No. 333-31991.

10.9 Assignment and First Amendment to Wixom Building Lease dated as of February 19, 1997 among the Supply Company, as assignor, the Company, as assignee, and Oakland Oaks, L.L.C., as landlord, incorporated by reference to Exibit 10.10 to the Company's Registration Statement on Form SB-2, File No. 333-31991.

10.10 Letter Agreement dated November 21, 1997 among the parties to the Asset Purchase Agreement to confirm the reduction of the purchase price of the Asset Purchase Agreement, incorporated by reference to Exibit 10.12 to the Company's Registration Statement on Form SB-2, File No. 333-31991.

10.11 Form of Advisory and Investment Banking Agreement between the Registrant and Mason Hill & Co., Inc., incorporated by reference to Exibit 1.2 to the Company's Registration Statement on Form SB-2, File No. 333-31991.

21.1     List of Subsidiaries.

27.1     Financial Data Schedule for the Company

27.2     Financial Data Schedule for the Predecessor Companies.

27.3     Financial Data Schedule for the Predecessor Companies.