Form 10QSB
period 1998-03-31
ROCKWELL MEDICAL TECHNOLOGIES INC
filed 1998-05-15
CIK 1041024

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                -----------------

(MARK ONE)

[X]  QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(D) OF THE  SECURITIES
        EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM            TO
                                ---------    ------------

COMMISSION FILE NUMBER: 000-23-661

                                -----------------

                       ROCKWELL MEDICAL TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)

          MICHIGAN                             38 -3317208
          --------                             -----------
      (State or other                        (I.R.S. Employer
      jurisdiction of                        Identification No.)
     incorporation or
       organization)

                            28025 OAKLAND OAKS DRIVE
                              WIXOM, MICHIGAN 48393
                              ---------------------
                    (Address of principal executive offices)

Issuer's telephone number (248) 449-3353


                                      (NONE)
                                      ------
              (Former name, former address and former fiscal year,
                         if changed since last report)



      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]


      State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 4,830,450 Common Shares outstanding and 3,625,000 Common Share Purchase Warrants outstanding as of May 8, 1998.


Transitional Small Business Disclosure Format (Check one):
Yes [  ]  No [ X ]

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                 (WHOLE DOLLARS)
                                   (Unaudited)


                                                                                                        MARCH 31, 1998
                                                                                                        --------------

                                                  ASSETS
Cash and Cash Item ....................................................................................  $ 3,535,561
Accounts Receivable, net of allowance for doubtful accounts of $30,000 ................................      378,415
Inventory .............................................................................................      264,745
Other Current Assets ..................................................................................       73,738
                                                                                                         -----------
    TOTAL CURRENT ASSETS ..............................................................................    4,252,459

Property and Equipment, net ...........................................................................      684,668
Other Noncurrent Assets ...............................................................................      177,937
Excess of Purchase Price over Fair Value of Net Assets Acquired, net ..................................    1,392,679
                                                                                                         -----------
     TOTAL ASSETS......................................................................................  $ 6,507,743
                                                                                                         ===========

                                 LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts Payable ......................................................................................  $   435,933
Accrued Liabilities ...................................................................................      103,311
                                                                                                         -----------
     TOTAL CURRENT LIABILITIES ........................................................................      539,244

SHAREHOLDERS' EQUITY:
Common Shares, no par value, 4,923,750  shares issued and outstanding .................................    8,170,868
Common Share Purchase Warrants, 3,625,000  warrants issued and outstanding ............................      251,150
Deficit ...............................................................................................   (2,453,519)
                                                                                                         -----------
                                                                                                           5,968,499
                                                                                                         -----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .......................................................  $ 6,507,743
                                                                                                         ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                          CONSOLIDATED INCOME STATEMENT
                       FOR THE THREE MONTHS ENDED MARCH 31
                                 (WHOLE DOLLARS)
                                   (Unaudited)

                                                                   1998           1997
                                                                   ----           ----
SALES.......................................................   $   973,160    $   338,852
Cost of Sales ..............................................     1,134,579        467,476
                                                               -----------    -----------
  GROSS DEFICIT ............................................      (161,419)      (128,624)
Selling, General and Administrative ........................       389,273        220,192
                                                               -----------    -----------
  OPERATING LOSS ...........................................      (550,692)      (348,816)
Interest Income (Expense), net .............................        11,107        (16,221)
                                                               -----------    -----------

  NET LOSS .................................................   $  (539,585)   $  (365,037)
                                                               ===========    ===========
Average shares outstanding .................................     4,417,405      2,618,750
BASIC AND DILUTED LOSS PER SHARE............................   $      (.12)   $      (.14)



               The accompanying notes are an integral part of the
                       consolidated financial statements.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                       FOR THE THREE MONTHS ENDED MARCH 31
                                 (WHOLE DOLLARS)
                                   (Unaudited)

                                                                                       1998             1997
                                                                                       ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .....................................................................   $  (539,585)   $  (365,037)
  Adjustments to reconcile net loss to net cash used for
     operating activities:
     Depreciation and Amortization .............................................        85,446         32,714
                                                                                   -----------    -----------
                                                                                      (454,139)      (332,323)
     Changes in Working Capital:
       Decrease (Increase) in Accounts Receivable ..............................         8,849        (38,019)
       Decrease in Inventory ...................................................        28,974          1,428
       Increase in Other Current Assets ........................................       (17,303)       (30,419)
       Decrease in Accounts Payable ............................................      (601,900)       (76,274)
       Increase (Decrease) in Other Liabilities ................................      (379,538)        24,958
                                                                                   -----------    -----------
          Net change in Working Capital ........................................      (960,918)      (118,326)
           NET CASH USED IN OPERATIONS .........................................    (1,415,057)      (450,649)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Business, net of cash acquired ...................................            --       (508,887)
  Purchase of Equipment ........................................................       (25,708)        (5,187)
  Purchase of Certificate of Deposit ...........................................            --        (25,000)
                                                                                   -----------    -----------
          CASH USED IN INVESTING ACTIVITIES ....................................       (25,708)      (539,074)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Common Shares ....................................................     5,932,749      1,216,680
  Issuance of Common Share Purchase Warrants ...................................       251,150             --
  Repayment of notes payable ...................................................      (200,000)            --
  Redemption of Series A  Preferred Stock ......................................    (1,095,915)            --
Deposits paid on leases ........................................................            --       (138,397)
                                                                                   -----------    -----------
         CASH PROVIDED BY FINANCING ACTIVITIES .................................     4,887,984      1,078,283

INCREASE IN CASH ...............................................................     3,447,219         88,560
AT BEGINNING OF PERIOD .........................................................        88,342             --
                                                                                   -----------    -----------
CASH AT END OF PERIOD ..........................................................   $ 3,535,561    $    88,560
                                                                                   ===========    ===========



Interest paid upon the redemption of the Series A Preferred Stock was $62,272.

               The accompanying notes are an integral part of the
                       consolidated financial statements.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND CAPITALIZATION

    Rockwell Medical Technologies, Inc. (the "Company") was incorporated on October 25, 1996 for the purpose of purchasing and operating the business of Rockwell Medical Supplies, L.L.C. and its sister company, Rockwell Transportation, L.L.C. (collectively, the "Predecessor Companies"). The Company is, and the Predecessor Companies were, in the business of manufacturing and distributing hemodialysis concentrates and dialysis kits to hemodialysis clinics. The Company also packages, sells and distributes ancillary products related to the hemodialysis process, as did the Predecessor Companies.

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

    Effective February 19, 1997 the Company purchased the assets and assumed certain liabilities of the Predecessor Companies for an initial purchase price of approximately $2.4 million, excluding liabilities assumed. The transaction was accounted for using the purchase method of accounting. The initial purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair market value at the date of acquisition.

    During the first quarter ended March 31, 1998, the Company issued 1,800,000 Common Shares and 3,105,000 Common Share Purchase Warrants pursuant to a Registration Statement filed with the Securities and Exchange Commission. The offering price was $4.00 per share for the Common Shares and $.10 per warrant for the Common Share Purchase Warrants. Net proceeds from this offering were approximately $5.9 million. Proceeds were used to redeem the Series A Preferred Shares, repay the Notes Payable and reduce Accounts Payable. The balance of the funds was invested in short-term cash investments.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The consolidated financial statements of the Company include the accounts of Rockwell Medical Technologies, Inc. and its wholly-owned subsidiary, Rockwell Transportation, Inc. All intercompany balances and transactions have been eliminated. The results of operations and cash flows are presented from October 25, 1996 (the date of inception) through March 31, 1997 and January 1, 1998 through March 31, 1998. During the period October 25, 1996 through December 31, 1996 the Company incurred and accrued expenses of $49 thousand, primarily consulting fees, in conjunction with the initial organization of the Company.

COMPREHENSIVE INCOME

    A Statement of Comprehensive Income for the periods ended March 31, 1998 and 1997 is not presented in accordance with Statement of Financial Accounting Standard No. 130 as the Company has no Comprehensive Income.

3. INVENTORY

    Components of inventory are as follows:


Raw Materials ..........................................                $162,143
Finished Goods .........................................                 102,602
                                                                        --------
     Total .............................................                $264,745
                                                                        ========

4. RELATED PARTY TRANSACTIONS

     In July 1997, the Company obtained a demand loan from Karen Bagley in the amount of $100,000 and in November 1997 the Company obtained a loan from Michael
J. Xirinachs in the amount of $100,000 due February 11, 1998. The loans bear interest at an annual rate of 24%. These loans were repaid during the period ended March 31, 1998 with the proceeds of the Initial Public Offering. Karen Bagley is the wife of Patrick Bagley, whose firm serves as legal counsel to the Company on certain matters and also to Mr. Robert L. Chioini in a personal capacity. Michael J. Xirinachs is a founder and a Director of the Company.

     During each of the periods ended March 31, 1997 and 1998, the Company paid fees to the consulting firm of Wall Street Partners, Inc. for financial and management services of $75,000. The principals of the consulting firm are shareholders of the Company and members of the Board of Directors.





ITEM 6. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS

Financial results for the period ended March 31, 1997 include the results of operations of the Company from the purchase of the Predecessor Company on February 19, 1997 through March 31, 1997. Sales for the three months ended March 31, 1998 and 1997 were $973.2 thousand and $338.9 thousand respectively, an increase of 43% after adjusting for the short period of operating results in 1997.

Product line sales of acid concentrate increased 20%, bicarbonate powder sales increased 170%, and the ancillary product lines were comparable in the period ended March 31, 1998 as compared to the same period in 1997 after adjusting for the short period of operations. Sales of the acid concentrate reflect increased market penetration by the company primarily due to a new customer attained in mid 1997. Bicarbonate powder sales partially increased as a result of the inability of a competitor to manufacture bicarbonate and clinics substituted the company's powder formulation for our competitors' product.

Gross margin before distribution costs increased to $317.2 thousand (16% of sales) in the period ended March 31, 1998 compared to a deficit of ($26.9) thousand in the same period in 1997. Production efficiencies, lower material costs, and greater volume contributed to this positive margin in 1998. Distribution expense as a per cent of sales was comparable for the periods ended March 31, 1998 and 1997.

Selling, General and Administrative expense decreased as a percent of sales from 65% in the three months ended March 31, 1997 to 40% in the three months ended March 31, 1998. The gross increase in Selling, General and Administrative costs was $169 thousand in 1998 as compared to 1997. Costs in the 1998 period, for which no expense was recorded in 1997, include compensation expense associated with the company's stock option plan of $31 thousand and investor relations and expenses incurred in fulfilling regulatory disclosure requirements of approximately $27 thousand. The balance of the increase was attributable to the increased volume of sales.

Basic loss per share improved to ($.12) for the period ended March 31, 1998 from a loss per share of ($.14) for the comparable period in 1997. Although the net loss of the company increased the loss per share improved as a result of the increased shares outstanding in the first quarter of 1998 compared to 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company issued 1,800,000 Common Shares and 3,105,000 Common Share Purchase Warrants pursuant to a Registration Statement filed with the Securities and Exchange Commission on January 26,1998 (the "IPO"). The completion of the IPO resulted in cash and cash investments position at March 31, 1998 of $3.6 million. This cash reserve balance is net of the IPO proceeds of $5.9 million after payments for redemption of the Series A Preferred Shares ($1.1 million), payments of accounts payable and certain liabilities ($700 thousand), and repayment of promissory notes ($200 thousand). In addition, operating cash requirements of $454 thousand for the quarter ended March 31, 1998 used a portion of the proceeds.

                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits
         Exhibit No.                    Description
         -----------                    -----------
             27.1                 Financial Data Schedule

             27.2                 Financial Data Schedule

         (b) Reports on Form 8-K
                  (None)

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                        ROCKWELL MEDICAL TECHNOLOGIES, INC.
                                                    (Registrant)


         Date May 15, 1998               /s/ ROBERT L. CHIOINI
                                        --------------------------------
                                           Robert L. Chioini
                                        President, Chief Executive
                                        Officer and Director (Principal
                                        Executive Officer)

         Date May 15, 1998                /s/ JAMES J. CONNOR
                                        ---------------------------------
                                            James J. Connor
                                        Vice President of Finance, Chief
                                        Financial Officer, Treasurer and
                                        Secretary (Principal Financial
                                        Officer and Principal Accounting
                                        Officer)

                               INDEX TO EXHIBITS

EXHIBIT NO.             DESCRIPTION
-----------             -----------
   27.1                 Financial Data Schedule
   27.2                 Financial Data Scheudle