Form 10QSB
period 1998-06-30
ROCKWELL MEDICAL TECHNOLOGIES INC
filed 1998-08-13
CIK 1041024

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

                                -----------------


(MARK ONE)
[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM           TO
                               ---------    ------------


COMMISSION FILE NUMBER: 000-23-661

                                -----------------

                       ROCKWELL MEDICAL TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)


         MICHIGAN                                    38 -3317208
 ------------------------------            ----------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


                          28025 OAKLAND OAKS DRIVE
                            WIXOM, MICHIGAN 48393
                    -------------------------------------
                    (Address of principal executive offices)


Issuer's telephone number (248) 449-3353




                                     (NONE)
                    -------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


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

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 (WHOLE DOLLARS)
                                   (Unaudited)

                                                                                            JUNE 30, 1998
                                                                                            -------------
      ASSETS

Cash and Cash Item ......................................................                    $ 2,527,749
Accounts Receivable, net of allowance for doubtful accounts of $26,000 ..                        574,570
Inventory ...............................................................                        301,099
Other Current Assets ....................................................                         70,729
                                                                                             -----------
     TOTAL CURRENT ASSETS ...............................................                      3,474,147

Property and Equipment, net .............................................                        880,814
Other Noncurrent Assets .................................................                        177,937
Excess of Purchase Price over Fair Value of Net Assets Acquired, net ....                      1,353,502
                                                                                             -----------
     TOTAL ASSETS .......................................................                    $ 5,886,400
                                                                                             ===========



                      LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts Payable ........................................................                    $   450,509
Accrued Liabilities .....................................................                        125,173
                                                                                             -----------
     TOTAL CURRENT LIABILITIES ..........................................                        575,682

SHAREHOLDERS' EQUITY:
Common Shares, no par value, 4,830,450 shares issued and outstanding ....                      8,055,823
Common Share Purchase Warrants, 3,625,000 warrants issued and
   outstanding ..........................................................                        251,150
Deficit .................................................................                     (2,996,255)
                                                                                             -----------
                                                                                               5,310,718
                                                                                             -----------
     TOTAL  LIABILITIES AND SHAREHOLDERS' EQUITY ........................                    $ 5,886,400
                                                                                             ===========

The accompanying notes are an integral part of the consolidated financial statements.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                          CONSOLIDATED INCOME STATEMENT
                                 (WHOLE DOLLARS)
                                   (Unaudited)

                                              THREE MONTHS          THREE MONTHS        SIX MONTHS        SIX MONTHS
                                                  ENDED                 ENDED             ENDED             ENDED
                                              JUNE 30, 1998        JUNE 30, 1997      JUNE 30, 1998     JUNE 30, 1997
                                              -------------        -------------      -------------     -------------

SALES ....................................     $ 1,180,130          $   812,549        $ 2,153,289       $ 1,151,401
Cost of Sales ............................       1,292,579            1,042,482          2,427,157         1,469,938
                                               -----------          -----------        -----------       -----------
  GROSS DEFICIT ..........................        (112,449)            (229,933)          (273,868)         (318,537)
Selling, General and Administrative.......         447,671              310,004            836,944           570,216
                                               -----------          -----------        -----------       -----------
  OPERATING LOSS .........................        (560,120)            (539,937)        (1,110,812)         (888,753)
Interest Income (Expense), net ...........          17,384              (38,207)            28,491           (54,427)
                                               -----------          -----------        -----------       -----------
  NET LOSS ...............................     $  (542,736)         $  (578,144)       $(1,082,321)      $  (943,180)
                                               ===========          ===========        ===========       ===========


Average shares outstanding ...............       4,859,794            2,793,602          4,600,712         2,767,583
BASIC AND DILUTED LOSS PER SHARE .........     $      (.11)         $      (.20)       $      (.24)      $      (.34)

     The accompanying notes are an integral part of the consolidated financial statements.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30
                                 (WHOLE DOLLARS)
                                   (Unaudited)




                                                                                   1998                       1997
                                                                               -----------                -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss ................................................................     $(1,082,321)               $  (943,181)
 Adjustments to reconcile net loss to net cash used for
  operating activities:
  Depreciation and Amortization ..........................................         169,906                    122,371
                                                                               -----------                -----------
                                                                                  (912,415)                  (820,810)
  Changes in Working Capital:
   Increase in Accounts Receivable .......................................        (187,305)                  (100,150)
   Increase in Inventory .................................................          (7,380)                   (47,629)
   Increase in Other Current Assets ......................................         (14,294)                   (71,615)
   Decrease in Accounts Payable ..........................................        (587,326)                  (157,732)
   Increase (Decrease) in Other Liabilities ..............................        (357,675)                    81,968
                                                                               -----------                -----------
     Net change in Working Capital .......................................      (1,153,980)                  (295,158)
          NET CASH USED IN OPERATIONS ....................................      (2,066,395)                (1,115,968)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of Business, net of cash acquired ..............................            --                     (508,887)
 Purchase of Equipment ...................................................        (267,138)                   (23,472)
 Redemption (Purchase) of Certificate of Deposit .........................          25,000                    (25,000)
                                                                               -----------                -----------
          CASH USED IN INVESTING ACTIVITIES ..............................        (242,138)                  (557,359)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuance of Common Shares ...............................................       5,982,064                  2,441,297
 Issuance of Common Share Purchase Warrants ..............................         251,150                       --
 Purchase of Common Shares ...............................................        (164,359)                      --
 Proceeds from notes payable - shareholders ..............................            --                      125,000
 Payment on promissory note ..............................................            --                     (500,000)
 Repayment of notes payable ..............................................        (200,000)                  (125,000)
 Redemption of Series A Preferred Stock ..................................      (1,095,915)                      --
 Deposits paid on leases..................................................            --                     (138,397)
                                                                               -----------                -----------
          CASH PROVIDED BY FINANCING ACTIVITIES ..........................       4,772,940                  1,802,900

INCREASE IN CASH ........................................................        2,464,407                    129,573
CASH AT BEGINNING OF PERIOD..............................................           63,342                       --
                                                                               -----------                -----------
CASH AT END OF PERIOD ...................................................      $ 2,527,749                $   129,573
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

     Effective January 26, 1998 the Company issued 1,800,000 Common Shares and 3,105,000 Common Share Purchase Warrants pursuant to a Registration Statement filed with the Securities and Exchange Commission. The offering price was $4.00 per share for the Common Shares and $.10 per warrant for the Common Share Purchase Warrants. Net proceeds from this offering were approximately $5.9 million. Proceeds were used to redeem the Series A Preferred Shares, repay the Notes Payable and reduce Accounts Payable and accrued expenses. The balance of the funds was invested in short-term cash investments.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The consolidated financial statements of the Company include the accounts of Rockwell Medical Technologies, Inc. and its wholly owned subsidiary, Rockwell Transportation, Inc. All intercompany balances and transactions have been eliminated. The results of operations and cash flows are presented from October 25, 1996 (the date of inception) through June 30, 1997 and January 1, 1998 through June 30, 1998. During the period October 25, 1996 through December 31, 1996 the Company incurred and accrued expenses of $49 thousand, primarily consulting fees, in conjunction with the initial organization of the Company.

     In the opinion of management, all necessary adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

COMPREHENSIVE INCOME

     A Statement of Comprehensive Income for the periods ended June 30, 1998 and 1997 is not presented in accordance with Statement of Financial Accounting Standard No. 130 as the Company has no Comprehensive Income.

3.   INVENTORY

     Components of inventory are as follows:

                 Raw Materials............................$   210,856

                 Finished Goods...........................     90,243
                                                          -----------
                     Total ...............................$   301,099
                                                          ===========


4.   RELATED PARTY TRANSACTIONS

     In July 1997, the Company obtained a demand loan from Karen Bagley in the amount of $100,000 and in November 1997 the Company obtained a loan from Michael
J. Xirinachs in the amount of $100,000 due February 11, 1998. The loans bear interest at an annual rate of 24%. These loans were repaid in January and February 1998 with the proceeds of the Initial Public Offering. Karen Bagley is the wife of Patrick Bagley, whose firm serves as legal counsel to the Company on certain matters and also to Mr. Robert L. Chioini in a personal capacity. Michael J. Xirinachs is a founder and a Director of the Company.

     During each of the six month periods ended June 30, 1997 and 1998, the Company paid fees to the consulting firm of Wall Street Partners, Inc. for financial and management services of $150,000. The principals of the consulting firm are shareholders of the Company and members of the Board of Directors.


ITEM 6. MANAGEMENT'S  DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

Financial results for the period ended June 30, 1997 include the results of operations of the Company from the purchase of the Predecessor Company on February 19, 1997 through June 30, 1997. Sales for the six months ended June 30, 1998 and 1997 were $2,153.3 thousand and $1,1151.4 thousand respectively, an increase of 45% after adjusting for the short period of operating results in 1997.

Product line sales of acid concentrate increased 47%, bicarbonate powder sales increased 129%, and the ancillary product lines were comparable in the six month period ended June 30, 1998 as compared to the same period in 1997 after adjusting prior year's sales for the short period of operations. Sales of the acid concentrate reflect increased market penetration by the Company primarily due to a new customers attained in mid 1997 and March 1998. Bicarbonate powder sales partially increased as a result of the inability of a competitor to manufacture a liquid bicarbonate. Clinics substituted the Company's powder formulation for our competitors' product. In addition to the Company's main product lines of acid concentrate, powdered bicarbonate and ancillary products, the six month period ended June 30, 1997 included sales of $236.6 thousand of acetate, a product used for hemodialysis in certain South American countries. There were no sales of acetate in 1998.

Gross margin before distribution costs was $289.2 thousand, 13% of sales, in the period ended June 30, 1998 compared to a deficit of ($58.0) thousand in the same period in 1997. Production efficiencies, lower material costs, and greater volume contributed to this positive margin in 1998. Distribution expense, net of backhaul revenue, was $563.1 thousand or 26% of sales in period ended June 30, 1998. This is comparable to the 1997 period in which distribution expenses was 27% of sales.

Selling, General and Administrative expense were comparable as a percent of sales for the six months ended June 30, 1997 as compared to the six months ended June 30, 1998. The gross increase in Selling, General and Administrative costs was $266.7 thousand of additional cost in 1998 as compared to 1997. Costs in the 1998 period, for which no expense was recorded in 1997, include compensation expense associated with the Company's stock option plan of $53 thousand and investor relation and other costs associated with public company requirements of approximately $64.5 thousand. Other cost increases of approximately $147.3 thousand were related to salaries, wages, and employee benefits.

Basic and fully diluted loss per share improved to ($.24) for the period ended June 30, 1998 from a loss per share of ($.34) for the comparable period in 1997. Although the net loss of the company increased to $(1,082.3) thousand in the six months ended June 30, 1998 as compared to $(943.2) thousand in the period February 19 through June 30, 1997, the loss per share improved as a result of the increased average shares outstanding. The increased average shares outstanding was directly attributable to the additional Common Shares issued in conjunction with the Initial Public Offering.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997

Sales for the three month period ended June 30, 1998 were $1,180.1 thousand as compared to $812.5 thousand in the comparable period of 1997. The increase in sales is attributable to the factors discussed in the RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997 above. This increase is partially offset by the sale of acetate which occurred during the three month period ended June 30, 1997 as is noted in the discussion above.

The increase in the Operating Loss from $(539.9) thousand in the three months ended June 30, 1997 as compared to $(560.1) thousand in the comparable period in 1998 was the result of an improvement in the costs of production offset by increased Selling, General and Administrative Expense. The causal factors associated with these variances are the same as those discussed in the RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997 above.

LIQUIDITY AND CAPITAL RESOURCES

The Company issued 1,800,000 Common Shares and 3,105,000 Common Share Purchase Warrants pursuant to a Registration Statement filed with the Securities and Exchange Commission on January 26,1998 (the "IPO"). Net IPO proceeds of $5.9 million were used for: (a) payments for redemption of the Series A Preferred Shares ($1.1 million), (b) payments of accounts payable and certain liabilities ($700 thousand), and (c) repayment of promissory notes ($217 thousand). The balance of the cash remaining, approximately $3.9 million, will be used to fund operating cash needs and capital equipment and expansion programs.

Operating cash requirements, excluding working capital needs were $912.4 thousand for the six months ended June 30, 1998. In addition working capital requirements, primarily accounts receivable caused by the growth in revenue, was approximately $254 thousand. The Company anticipates that these cash needs will continue in the future as our growth strategy is implemented.

Capital equipment purchases were $267.1 thousand for the six month period ended June 30, 1998. This capital was primarily related to technological improvements in existing manufacturing processes and other expenditures to enable the company to manufacture the new product, Sterilyte(TM) Liquid Bicarbonate.

The Company also used cash to repurchase 108,300 Common Shares for approximately $164 thousand during the first six months of 1998.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits
         Exhibit No                         Description
         ----------                         -----------
             27.1                      Financial Data Schedule
             27.2                      Financial Data Schedule
             27.3                      Financial Data Schedule
             27.4                      Financial Data Schedule

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

                                          ROCKWELL MEDICAL TECHNOLOGIES, INC.
                                                    (Registrant)


       Date August 13, 1998                    /s/ ROBERT L. CHIOINI
                                               --------------------------
                                                   Robert L. Chioini
                                               President, Chief Executive
                                               Officer and Director (Principal
                                               Executive Officer)

       Date August 13, 1998                    /s/ JAMES J. CONNOR
                                               ---------------------------
                                                   James J. Connor
                                               Vice President of Finance, Chief
                                               Financial Officer, Treasurer and
                                               Secretary (Principal Financial
                                               Officer and Principal Accounting
                                               Officer)

                                 Exhibit Index
                                 -------------

 Exhibit No                         Description
 ----------                         -----------
    27.1                      Financial Data Schedule
    27.2                      Financial Data Schedule
    27.3                      Financial Data Schedule
    27.4                      Financial Data Schedule