Form 10QSB
period 1998-09-30
ROCKWELL MEDICAL TECHNOLOGIES INC
filed 1998-11-16
CIK 1041024

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                -----------------

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
       OF 1934.

FOR THE TRANSITION PERIOD FROM            TO
                                ---------    ------------

COMMISSION FILE NUMBER: 000-23-661


                                -----------------

                       ROCKWELL MEDICAL TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)

                MICHIGAN                                38-3317208
       -------------------------------      ------------------------------------
       (State or other jurisdiction of      (I.R.S. Employer Identification No.)
        incorporation or organization)

                            28025 OAKLAND OAKS DRIVE
                             WIXOM, MICHIGAN 48393
                    ----------------------------------------
                    (Address of principal executive offices)

                                (248) - 449-3353
                            -------------------------
                            Issuer's telephone number


                                     (NONE)
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)



      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ] No [   ]


      State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 4,830,450 Common Shares outstanding and 3,625,000 Common Share Purchase Warrants outstanding as of November 11, 1998.


Transitional Small Business Disclosure Format (Check one):
Yes [  ]  No [ X ]

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                 (WHOLE DOLLARS)
                                   (Unaudited)


                                                                                   SEPTEMBER 30,
            ASSETS                                                                       1998
                                                                                         ----

Cash and Cash Item ............................................................    $ 2,063,804
Accounts Receivable, net of allowance for doubtful accounts of $35,745 ........        684,068
Inventory .....................................................................        189,151
Other Current Assets ..........................................................         57,172
                                                                                   -----------
    TOTAL CURRENT ASSETS ......................................................      2,994,195

Property and Equipment, net ...................................................        949,996
Other Noncurrent Assets .......................................................        177,938
Excess of Purchase Price over Fair Value of Net Assets Acquired, net ..........      1,314,324
                                                                                   -----------
     TOTAL ASSETS .............................................................    $ 5,436,453
                                                                                   ===========


                               LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts Payable ..............................................................    $   409,875
Accrued Liabilities ...........................................................        160,499
                                                                                   -----------
     TOTAL CURRENT LIABILITIES ................................................        570,374

SHAREHOLDERS' EQUITY:
Common Shares, no par value, 4,830,450  shares issued and outstanding .........      8,085,980
Common Share Purchase Warrants, 3,625,000  warrants issued and outstanding.....        251,150
Deficit .......................................................................     (3,471,051)
                                                                                   -----------
                                                                                     4,866,079
                                                                                   -----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...............................    $ 5,436,453
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

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                          CONSOLIDATED INCOME STATEMENT
                                 (WHOLE DOLLARS)
                                   (Unaudited)


                                              THREE MONTHS       THREE MONTHS       NINE MONTHS       NINE MONTHS
                                                  ENDED              ENDED             ENDED             ENDED
                                              SEP. 30, 1998     SEP. 30, 1997      SEP. 30, 1998     SEP. 30, 1997
                                              -------------     -------------      -------------     -------------
SALES .......................................$  1,547,273       $ 1,174,746        $ 3,700,562       $ 2,326,148
Cost of Sales ...............................   1,528,926         1,247,328          3,956,083         2,717,267
                                             ------------       -----------        -----------       -----------
  GROSS MARGIN (DEFICIT) ....................      18,347           (72,582)          (255,521)         (391,119)
Selling, General and Administrative..........     520,947           489,029          1,357,890         1,059,245
                                             ------------       -----------        -----------       -----------
  OPERATING LOSS ............................    (502,600)         (561,611)        (1,613,411)       (1,450,364)
Interest Income (Expense), net ..............      27,804          (20,142)            56,294            (74,570)
                                             ------------       -----------        -----------        ----------

  NET LOSS ..................................$   (474,796)      $  (581,753)       $(1,557,117)       $(1,524,934)
                                             ============       ===========        ===========        ===========

Average shares outstanding ..................   4,830,450         3,135,861          4,689,731          2,904,833
BASIC AND DILUTED LOSS PER SHARE ............     $(.10)            $(.19)             $(.33)             $(.53)



              The accompanying notes are an integral part of the
                      consolidated financial statements.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30
                                 (WHOLE DOLLARS)
                                   (Unaudited)

                                                                                           1998               1997
                                                                                           ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.......................................................................   $  (1,557,117)      $  (1,524,934)
  Adjustments to reconcile net loss to net cash used for
     operating activities:
     Depreciation and Amortization...............................................         264,486             176,785
                                                                                    -------------       -------------
                                                                                       (1,292,631)         (1,348,149)
     Changes in Working Capital:
       Increase in Accounts Receivable...........................................        (296,804)           (270,840)
       Increase in Inventory.....................................................         104,568            (106,415)
       Increase in Other Current Assets..........................................            (737)            (46,788)
       Decrease in Accounts Payable..............................................        (627,958)            227,525
       Increase (Decrease) in Other Liabilities..................................        (322,351)            321,081
                                                                                    --------------      -------------
          Net change in Working Capital..........................................      (1,143,282)            124,563
                                                                                    --------------      -------------
           NET CASH USED IN OPERATIONS...........................................      (2,435,913)         (1,223,586)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Business, net of cash acquired.....................................          --                (508,887)
  Purchase of Equipment..........................................................        (391,722)            (62,378)
  Redemption (Purchase) of Certificate of Deposit................................          25,000             (25,000)
                                                                                    -------------       -------------
          CASH USED IN INVESTING ACTIVITIES......................................        (366,722)           (596,265)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Common Shares......................................................       6,012,221           2,430,928
  Issuance of Common Share Purchase Warrants.....................................         251,150              --
  Purchase of Common Shares......................................................        (164,359)             --
  Proceeds from notes payable - shareholders                                               --                 225,000
  Payment on promissory note                                                               --                (500,000)
  Repayment of notes payable.....................................................        (200,000)           (125,000)
  Redemption of Series A  Preferred Stock........................................      (1,095,915)             --
  Deposits paid on leases........................................................          --                (138,397)
                                                                                    -------------       -------------
         CASH PROVIDED BY FINANCING ACTIVITIES...................................       4,803,097           1,892,531

INCREASE IN CASH.................................................................       2,000,462              72,680
CASH AT BEGINNING OF PERIOD......................................................          63,342              --
                                                                                    --------------      -------------

CASH AT END OF PERIOD............................................................   $   2,063,804       $      72,680
                                                                                    =============       =============

 Interest paid upon the redemption of the Series A Preferred Stock was $62,272.



              The accompanying notes are an integral part of the
                      consolidated financial statements.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND CAPITALIZATION

    Rockwell Medical Technologies, Inc. ("the Company") was incorporated on October 25, 1996 for the purpose of purchasing and operating the business of Rockwell Medical Supplies, L.L.C. and its sister company, Rockwell Transportation, L.L.C. The Company is in the business of manufacturing and distributing hemodialysis concentrates and dialysis kits to hemodialysis clinics. The Company also packages, sells and distributes ancillary products related to the hemodialysis process.

    The Company is regulated by the Federal Food and Drug Administration under the Federal Drug and Cosmetics Act, as well as by other federal, state and local agencies. The Company currently has 510(k) approval from the FDA to market hemodialysis solutions and powders.

    On February 19, 1997, the Company purchased the assets and assumed certain liabilities of Rockwell Medical Supplies, L.L.C. and Rockwell Transportation, L.L.C. for an initial purchase price of approximately $2.4 million, excluding liabilities assumed. The transaction was accounted for using the purchase method of accounting. The initial purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair market value at the date of acquisition.

    On January 26, 1998 the Company issued 1,800,000 Common Shares and 3,105,000 Common Share Purchase Warrants pursuant to a Registration Statement filed with the Securities and Exchange Commission. The offering price was $4.00 per share for the Common Shares and $.10 per warrant for the Common Share Purchase Warrants. Net proceeds from this offering were approximately $5.9 million. Proceeds were used to redeem the Series A Preferred Shares, repay the Notes Payable and reduce Accounts Payable and accrued expenses. The balance of the funds was invested in short-term cash investments.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The consolidated financial statements of the Company include the accounts of Rockwell Medical Technologies, Inc. and its wholly owned subsidiary, Rockwell Transportation, Inc. All intercompany balances and transactions have been eliminated. The results of operations and cash flows are presented from October 25, 1996 (the date of inception) through September 30, 1997 and January 1, 1998 through September 30, 1998. During the period October 25, 1996 through December 31, 1996 the Company incurred and accrued expenses of $49 thousand, primarily consulting fees, in conjunction with the initial organization of the Company.

    In the opinion of management, all necessary adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three or the nine month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

COMPREHENSIVE INCOME

    A Statement of Comprehensive Income for the periods ended September 30, 1998 and 1997 is not presented in accordance with Statement of Financial Accounting Standard No. 130 as the Company has no Comprehensive Income.


3. INVENTORY

    Components of inventory are as follows:

                Raw Materials..........................$ 126,735
                Finished Goods.........................   62,416
                                                       ---------
                     Total.............................$ 189,151
                                                       =========

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

    During each of the nine month periods ended September 30, 1997 and 1998, the Company paid fees to the consulting firm of Wall Street Partners, Inc. for financial and management services of $225,000. The principals of the consulting firm are shareholders, and members of the Board of Directors of the Company.

ITEM 6. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     Sales in the third quarter of 1998 were $1.5 million which is 32% higher than the $1.1 million in the same quarter of 1997. The Company differentiates its sales in the three primary product lines of acid concentrate, bicarbonate and ancillary products. Product line sales of acid concentrate increased 23% in the third quarter of 1998 as compared to the third quarter of 1997. In 1997 however, acid concentrate sales included a sale to one export customer of a product formula not sold in the United States. Without considering this export sale, acid concentrate sales increased 85% in 1998. The bicarbonate product line's sales increased by approximately 92% in the third quarter of 1998 compared to the prior year. Sales of ancillary products were comparable in both periods.

     Gross margin was $18.3 thousand, or 1% of sales, in the third quarter of 1998. This compares to a gross deficit of $(72.6) thousand in the third quarter of 1997. The improvement in Gross Margin was due to increased prices to our customers and lower fixed costs as a percent of sales in the 1998 period. These savings were partially offset by the lack of the profitable export sales recorded in the third quarter of 1997 as noted above. Distribution expense was $366.7 thousand or 24% of sales in quarter ended September 30, 1998. Although the expense is comparable to the prior period, sales last year were considerabley lower which caused distribution expense to be 31% of sales in the third quarter of 1997.

More efficient routing of company-owned trucks and use of common carriers when available caused this decrease in distribution expense as a percent of sales. The Company also reduced sales into distant geographic markets, in accordance with our target market strategy, which also helped reduce distribution costs.

     Selling, General and Administrative costs were $31.0 thousand higher in the third quarter of 1998 as compared to the same period of 1997. Increased compensation expense and investor relations costs in 1998 were partially offset by higher professional fees last year. Selling, General and Administrative expense was about 8% lower as a percent of sales for the quarter ended September 30, 1998 as compared to the same period in 1997 given the higher sales level in 1998.

     Interest income of $27.8 thousand was earned in the third quarter of 1998 compared to interest expense of $(20.2) thousand in the same period of the prior year. This is directly related to the investment of the proceeds received from the Company's initial public offering of Common Shares in January of 1998. Short term investments in 1998 averaged $2.3 million during the third quarter while interest bearing promissory notes and obligations on Redeemable Preferred Stock existed in the comparable period of the prior year.

     Basic and fully diluted loss per share improved to ($.10) for the three month period ended September 30, 1998 from a loss per share of ($.19) for the comparable period in 1997. The net loss of the Company decreased to $(474.8) thousand in the third quarter of 1998 as compared to $(581.8) thousand in the prior year. About $(.02) per share of the improved loss per share was a result of the decreased net loss and about $(.07) per share was due to the increased average shares outstanding. The increased average shares outstanding was directly attributable to the additional Common Shares issued in conjunction with the Initial Public Offering.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

     Financial results for the nine months ended September 30, 1997 reflect operations for seven and one-half months as compared to the full nine months in the period ended September 30, 1998. This is due to the Company purchasing Rockwell Medical Supplies, L.L.C. and Rockwell Transportation, L.L.C. on February 19, 1997. The purchase of these two companies formed the entire operation of Rockwell Medical Technologies, Inc. When comparing year to date 1998 results to 1997 care must be taken to adjust for the shorter length of operations in 1997.

     Sales in the first nine months of 1998 were $3.7 million compared to $2.3 million in the short period in 1997. Comparable sales in the nine months of 1997, after combining the sales of the Company and the sales of the Predecessor Company, were $2.7 million. This represents an increase of 44% in 1998 over 1997 as adjusted. The product line sales fluctuations as described in the Results of Operations for the quarter ended September 30, 1998 and 1997 are also representative of the nine-month periods.

     The Gross Deficit in 1998 was $(255.5) thousand as compared to $(391.1) thousand in the 1997 period. After adjusting 1997 to reflect the operating results for the full nine months, as noted above, the Gross Deficit was $(556.3) thousand. Efficiencies achieved in the manufacturing process, lower material costs, and higher selling prices all contributed to the lower deficit in 1998 compared to 1997.

     Selling, General & Adnistrative Expense, after adjusting for the shorter 1997 period, were higher by $121.8 thousand compared in 1998. The SG&A cost increases are due to those reasons noted in the quarterly results of operations.

     Interest income of $56.3 thousand was earned in the nine months ended September 30, 1998 compared to interest expense of $(74.6) thousand in the prior year. This is directly related to the proceeds received from the Company's initial public offering of Common Shares in January of 1998. Short-term investments in 1998 averaged $2.3 million while interest bearing promissory notes and obligations on Redeemable Preferred Stock existed in the prior year.

     The Company's Net Loss in the nine months ended September 30, 1998 was $(1,557.1) thousand as compared to $(1,524.9) thousand in the shorter period of 1997. After considering the adjustment for the short period in 1997 the nine month net loss for 1997 was $(2,170.6) thousand.

     Basic and fully diluted loss per share improved to ($.33) for the nine months period ended September 30, 1998 from a loss per share of ($.53) for the reported period in 1997. The gross amount of the net loss of the Company in 1998 was approximately the same as in the prior year without adjusting for the short period of 1997. The improved loss per share was a result of the increased average shares outstanding. The increased average shares outstanding was directly attributable to the additional Common Shares issued in conjunction with the Initial Public Offering.

LIQUIDITY AND CAPITAL RESOURCES

     The Company issued 1,800,000 Common Shares and 3,105,000 Common Share Purchase in an Initial Public Offering on January 26,1998. The net offering proceeds of $5.9 million were used for: (a) payments for redemption of the Series A Preferred Shares ($1.1 million), (b) payments of accounts payable and certain liabilities ($700 thousand), and (c) repayment of promissory notes ($217 thousand). The balance of the cash remaining, approximately $3.9 million will be used to fund operating cash needs and capital equipment and expansion programs.

     Operating cash requirements, including working capital needs were $1.7 million for the nine months ended September 30, 1998. The Company anticipates that these cash needs will continue in the future as our growth strategy is implemented and as operating losses continue.

     Capital equipment purchases were $391.7 thousand for the nine-month period ended September 30, 1998. This capital was primarily related to technological improvements in existing manufacturing processes and other expenditures to enable the company to manufacture the new product, Sterilyte(TM) Liquid Bicarbonate.

     The Company also used cash to repurchase 108,300 Common Shares for approximately $164.4 thousand during the first nine months of 1998.

YEAR 2000 ISSUES AND CONSEQUENCES

     The Company is in the process of reviewing its systems, both information technology based and non-information technology based. In our preliminary assessment of these systems the Company has determined that certain software associated with accounting and order processing functions is not Year 2000 compliant. New software has been evaluated, purchased and the conversion has been initiated. This conversion will be completed by December 31, 1998. The cost of the software was expensed in a prior period and the conversion will not require additional out-of-pocket expenditures. The risk of this conversion is not significant to the Company.

     Other critical IT based systems and non-IT based systems do not appear to have Year 2000 issues, however our review is currently in process. The Company does not believe that the Year 2000 issues will have a material impact on the business.

                          PART II OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits
        Exhibit No                         Description
        ----------                         -----------
             10.1              Amendment dated June 25, 1998 to Consulting and
                               Advisory Services Agreement dated February 19,
                               1997 between the Company and Wall Street Partners
             27.1              Financial Data Schedule
             27.2              Financial Data Schedule
             27.3              Financial Data Schedule
             27.4              Financial Data Schedule
       (b)Reports on Form 8-K
              (None)

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ROCKWELL MEDICAL TECHNOLOGIES, INC.
                                                      (Registrant)


    Date: November 16, 1998                   /s/ ROBERT L. CHIOINI
                                              --------------------------------
                                                 Robert L. Chioini
                                              President, Chief Executive
                                              Officer and Director (Principal
                                              Executive Officer)

    Date: November 16, 1998                   /s/ JAMES J. CONNOR
                                              -------------------------------
                                                  James J. Connor
                                              Vice President of Finance, Chief
                                              Financial Officer, Treasurer and
                                              Secretary (Principal Financial
                                              Officer and Principal Accounting
                                              Officer)

                               INDEX TO EXHIBITS

       (a) Exhibits
        Exhibit No                         Description
        ----------                         -----------
             10.1              Amendment dated June 25, 1998 to Consulting and
                               Advisory Services Agreement dated February 19,
                               1997 between the Company and Wall Street Partners
             27.1              Financial Data Schedule
             27.2              Financial Data Schedule
             27.3              Financial Data Schedule
             27.4              Financial Data Schedule