Form 10KSB40
period 1998-12-31
ROCKWELL MEDICAL TECHNOLOGIES INC
filed 1999-03-30
CIK 1041024

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                  FORM 10-KSB

(Mark One)
[X]             ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934.

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998 OR

[ ]           TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM                TO

COMMISSION FILE NUMBER: 000-23-661

                            ------------------------
                      ROCKWELL MEDICAL TECHNOLOGIES, INC.
                 (Name of Small Business Issuer in Its Charter)

                MICHIGAN                                38-3317208
     (State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
     Incorporation or Organization)

        28025 OAKLAND OAKS DRIVE
             WIXOM, MICHIGAN                              48393
          (Address of Principal                         (Zip Code)
           Executive Offices)

                                 (248) 449-3353
                            ------------------------
                          (Issuer's Telephone Number,
                              including Area Code)

   Securities registered pursuant to Section 12(b) of the Exchange Act: NONE

      Securities registered pursuant to Section 12(g) of the Exchange Act:

                                TITLE OF CLASS:
                          COMMON SHARES, NO PAR VALUE

                                TITLE OF CLASS:
                         COMMON SHARE PURCHASE WARRANTS
                            ------------------------
     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: $5,272,698.00

     State the aggregate market value of the voting and non voting common equity held by non-affiliates: $12,757,143 as of March 22, 1999.

     Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 4,830,450 Common Shares outstanding and 3,625,000 Common Share Purchase Warrants outstanding as of March 22, 1999.

     Documents incorporated by reference: Portions of the Registrant's definitive Proxy Statement pertaining to the 1999 Annual Meeting of Shareholders (the "Proxy Statement") filed pursuant to Regulation 14A are herein incorporated by reference.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

     Rockwell Medical Technologies, Inc. is a Michigan corporation, incorporated on October 25, 1996. From October 25, 1996 through February 18, 1997 the Company had no operations and incurred only legal and consulting expenses. On February 19, 1997, the Company acquired substantially all of the assets of Rockwell Medical Supplies, L.L.C. and of Rockwell Transportation, L.L.C. (collectively, the "Predecessor Company") used in connection with the business of manufacturing hemodialysis concentrates and dialysis kits and distributing and delivering these and other products to hemodialysis clinics. The Predecessor Company began operations in January 1996.

     Rockwell Medical Technologies, Inc. manufactures hemodialysis concentrates and dialysis kits, and sells, distributes and delivers such concentrates and dialysis kits, as well as other ancillary hemodialysis products, to hemodialysis providers in the United States. Hemodialysis is a process which is able to duplicate kidney function in patients whose kidneys have failed to function properly. Without properly functioning kidneys, the patient's body cannot rid itself of excess water and waste nor regulate the amount of electrolytes in the patient's blood. Long-term dialysis treatments are essential for these patients' survival.

INDUSTRY BACKGROUND

     The company provides products used in the treatment of patients with end-stage renal disease ("ESRD"). In 1998 there were an estimated 240,000 ESRD patients in the United States, whose permanent kidney failure requires long-term dialysis for survival. According to the United States Department of Health and Human Services ("DHHS"), the ESRD patient population has increased, on average, 7.9% per year for the five years preceding 1998. Incidence of kidney failure is increasing as a by-product of the aging population, an increasing occurrence of diabetes and hypertension, and increased use of prescription drugs. ESRD patients are essentially treated as chronic patients, with repeated dialysis treatments replacing their nonfunctioning kidneys. Most patients undergoing hemodialysis treatments generally receive three treatments per week or 156 treatments per year, although the amount of weekly treatments may vary.

     Hemodialysis patients generally receive their treatments at hospitals or independent hemodialysis clinics. A hemodialysis provider, such as a hospital or a freestanding clinic, uses a dialysis station to treat patients. A dialysis station contains a dialysis machine that takes a concentrate solution and certain chemical powders, such as the Company's solutions and powders, and accurately dilutes them with purified water. The resulting solution, known as dialysate, is then pumped through a device known as a dialyzer (artificial kidney), while at the same time the patient's blood is pumped through a membrane within the dialyzer. Excess water and chemicals from the patient's blood pass through the membrane and are carried away in the dialysate while certain chemicals in the dialysate penetrate the membrane and enter the patient's blood to maintain proper chemical levels in the body. Dialysate generally contains dextrose, sodium, calcium, potassium, magnesium, chloride and acetic acid. The patient's physician chooses the formula required for each patient based on each particular patient's needs, although most patients receive one of eight common formulations.

     In addition to using concentrate solutions and chemical powders (which must be replaced for each use for each patient) a dialysis station requires various other ancillary products such as on-off kits, sterile subclavian dressing change trays, arterial and venous blood tubing lines, fistula needles, intravenous administration sets, transducer protectors, dialyzers and over 120 other ancillary products, most of which the Company sells.

INDUSTRY TRENDS

     The dialysis industry has experienced steady patient population growth based on statistics complied by the DHHS, with the patient population increasing between 7-11% each year over the last ten years. ESRD is an irreversible deterioration of kidney function. Population segments with the highest incidence of ESRD are also the fastest growing within the U.S. population including the elderly, Hispanic and African-American population segments. More than 60% of new ESRD cases are attributed to either diabetes or hypertension, while glomerulonephritis is the primary factor behind nearly 11% of treated cases.

     Hemodialysis providers are generally either independent clinics or hospitals. According to the DHHS, since 1973 the total number of hemodialysis providers in the United States has more than quintupled from 606 in 1973 to over 3,423 in December 1997. Independent providers comprised 2,506 of such providers, hospitals comprised 673 of such providers and kidney transplant centers comprised 244 of such providers at the end of 1997 according to the DHHS. The Company currently supplies over 200 hemodialysis providers in over 20 states across the United States. The number of patients receiving hemodialysis has also grown substantially in recent years. According to the DHHS, in 1985, there were approximately 68,390 patients receiving hemodialysis treatments in the United States and in 1997 more than 228,000 patients were treated in Medicare-approved renal facilities. According to the DHHS, from 1985 to 1997, the number of hemodialysis stations, which are areas equipped to provide adequate and safe dialysis therapy, grew from 17,845 stations to 50,853 stations.

STRATEGY

     The Company's objective is to increase its market share in the expanding hemodialysis market and improve profitability by implementing the following strategies:

     - Acting as a Single Source Supplier. By continuing to offer ancillary products used by hemodialysis providers, the Company has positioned itself as an independent "one-stop-shop" to its customers for the concentrates, chemicals and supplies necessary to support a hemodialysis provider's operation. Some of the Company's competitors for concentrates do not offer a full line of hemodialysis products, requiring customers to do business with a number of suppliers in order to purchase necessary supplies. The Company has entered into agreements with ancillary product manufacturers, which allow the Company to be a "full-line" supplier of hemodialysis products.

     - Increasing Revenue Through Sales of New Products. The Company intends to expand its manufacture and distribution of Dri-Sate(TM) Dry Acid Concentrate and SteriLyte(TM) Liquid Bicarbonate. Sales of these two products during the introduction stage in 1998 were minimal as a percent of annual sales, however, the initial market response has been favorable and the Company anticipates increased sales in 1999. In addition, the Company intends to introduce other hemodialysis products not currently offered by the Company. These products may offer opportunities to earn higher profit margins than some of the Company's existing products (based on current selling prices in the marketplace and the Company's estimated costs to produce and/or distribute such products).

     - Offering a Higher Level of Delivery/Customer Service. By using its own delivery vehicles and drivers, the Company believes that it can offer a higher level of customer service to hemodialysis providers than if it relied primarily on the use of common carriers to distribute its products. The Company's drivers perform services for customers that are generally not available from common carriers, such as stock rotation, non-loading-dock delivery and drum pump-offs. A drum pump-off requires the driver to pump hemodialysis concentrates from a 55 gallon drum into larger holding tanks within the hemodialysis clinic. The Company's main competitors generally use common carriers for delivery of their products. The Company believes it offers a higher level of distribution service to its customers through the use of its own delivery vehicles and drivers.

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

PRODUCTS

     The Company manufactures hemodialysis concentrates and dialysis kits, and sells, distributes and delivers such products, as well as a full line of ancillary hemodialysis products to hemodialysis providers and distributors located in more than 20 states.

     Hemodialysis concentrates are comprised of two primary products, which are referred to as acid and bicarbonate. The acid contains certain additives such as dextrose, magnesium, potassium, calcium and other components and the Company manufactures approximately 30 different formulations of acid concentrate. Both acid and bicarbonate are sold by the Company in either a liquid or a powder form. In addition to the on-off kits, the Company also acts as a distributor for a variety of ancillary products used for hemodialysis treatments including needles, gloves, bandages, transducers, cleaning agents, etc. See "New Products" below.

NEW PRODUCTS

     In June of 1998 and June of 1997, the Company obtained 510(k) clearance from the FDA to manufacture and market two new products, Dri-Sate(TM) Dry Acid Concentrate and SteriLyte(TM) Liquid Bicarbonate. These products enhance the Company's previous product offerings of acid concentrate in a liquid form and bicarbonate in a powder form. The Company installed the equipment necessary to manufacture and package both products in 1998 and recorded initial sales in the last quarter of 1998. Each of these new products is described below.

"Dri-Sate(TM) Dry Acid Concentrate"

     The Company's Dri-Sate(TM) Dry Acid Concentrate allows a clinic to mix its acid concentrate on-site. The clinical technician, using a specially designed mixer, adds pre-measured packets of the necessary ingredients to 50 or 100 gallons of purified water (AMII standard). Once mixed, the product is similar to the acid provided to the clinic in liquid form. By using Dri-Sate(TM) Dry Acid Concentrate numerous advantages are realized by the clinics including lower cost per treatment, increased storage space, reduced number of deliveries and more flexibility in scheduling. The Company believes it will attain increased profit margins due to the reduction in freight cost associated with shipping the dry product as compared to the liquid form. The Company also believes it will generate increased back-haul revenue due to the elimination of returning empty drums to the Company's facility, thus allowing its trucks to obtain increased back-haul revenue from third parties.

"SteriLyte(TM) Liquid Bicarbonate"

     The Company's SteriLyte(TM) Liquid Bicarbonate, which is used primarily in acute care settings, is currently the only liquid bicarbonate on the market manufactured utilizing a process called gamma irradiation. Historically, other manufacturers have been required to recall product due to excess levels of molds and bacteria in their product. Gamma irradiation is a process that minimizes the presence of mold and bacteria in the product thereby providing a higher quality product to the customer. The Company's SteriLyte(TM) Liquid Bicarbonate, by utilizing gamma irradiation, offers the dialysis community a high-quality product and provides the clinic a safe and uninterrupted supply source.

TRUCKING OPERATIONS

     The majority of the distribution of the Company's products is provided by the Company's wholly-owned subsidiary, Rockwell Transportation, Inc. Rockwell Transportation, Inc. leases and operates a fleet of ten trucks which are used to deliver products to the Company's customers. A portion of the Company's distribution, primarily to medical products distributors, is provided by common carriers contracted by the Company on a competitive rate basis.

     Rockwell Transportation, Inc. currently employs ten drivers to operate its truck fleet, one dispatcher, and an individual to manage its trucking operations. The Company's liquid acid concentrates are generally packaged in 55-gallon re-usable drums weighing approximately 550 pounds each. The Company performs services for customers that are generally not available from common carriers, such as stock rotation, non-loading-dock delivery and drum pump-offs. The Company's primary competitors generally use common carriers and/or do not perform the same services for delivery of their products. The Company believes it offers a higher level of service to its customers through the use of its own delivery vehicles and drivers.

     The Company's trucking operations are and will continue to be subject to various state and federal regulations, which if changed or modified, could adversely affect the Company's business, financial condition and results of operations.

SALES AND MARKETING

     The Company sells its products to hemodialysis providers through two independent sales representative companies, two direct salespeople employed by the Company and two independent distributors. The independent sales representative companies are paid on a commission only basis and are responsible for paying their own expenses. The Company's direct salespeople are employees of the Company and are paid a salary or a salary plus a commission. In addition, the Company sells its products to hemodialysis distributors who employ their own sales force to sell products purchased from the Company.

COMPETITION

     In addition to the Company, there are currently three other major suppliers of concentrates and/or ancillary products used by hemodialysis clinics. The other major suppliers of hemodialysis products are (i) Gambro Healthcare, Inc. ("Gambro"), which supplies concentrates and other products and also owns clinics which treat approximately 30,000 U.S. hemodialysis patients, (ii) Fresenius Medical Care, Inc. ("Fresenius"), which supplies concentrates and other products, and also owns clinics which treat approximately 55,000 U.S. hemodialysis patients, and (iii) Renal Systems (a division of Minntech Corporation), which supplies concentrates and renalin, a specialty product used for dialyzer reuse, but does not carry a line of ancillary hemodialysis products.

     The Company competes against larger more established competitors with substantially greater financial, technical, manufacturing, marketing, research and development and management resources than those of the Company. Fresenius and Gambro are primarily in the business of operating dialysis clinics and sales of the Company's types of products do not constitute a significant portion of the revenue of those companies. However, these companies have a built-in customer base for those products manufactured by those companies. The Company believes that its business strategies provide it with competitive advantages over each of its three major competitors. The Company believes that breadth of product line, delivery and customer service are the principal factors that provide it with a competitive advantage in the hemodialysis products industry.

QUALITY ASSURANCE AND CONTROL

     To assure quality and consistency of the Company's concentrates, the Company conducts specific analytical tests during the manufacturing process. Once a batch of product is mixed, the Company's in-house quality control laboratory conducts tests to verify that the chemical properties of the mix match the specifications required by industry standards. Upon verification that the batch meets the specifications, the Company packages concentrates into either one-gallon containers or 55-gallon drums. The Company further tests packaged concentrate samples at the beginning and end of each production run to assure product consistency during the filling process. Once these tests have been conducted the product is released for shipment.

     In 1997, the Company purchased testing equipment it believes to be "state-of-the-art" in order to assure quality and consistency in the manufacture of its concentrates. The equipment allows the Company to analyze the materials used in the hemodialysis concentrate manufacturing process, to assay and adjust the in-process hemodialysis concentrate, and to assay and certify that the finished products are within the chemical and biological specifications required by the clinics. In addition, the Company's testing equipment allows it to reduce the costs of performing necessary tests while improving the accuracy of such tests. The Company also has been able to reduce the amount of labor and maintenance necessary to perform such tests and maintain the equipment.

GOVERNMENT REGULATION

     The testing, manufacture and sale of the Company's hemodialysis concentrates and the ancillary products distributed by the Company are subject to regulation by numerous governmental authorities, principally the United States Food and Drug Administration ("FDA") and corresponding state and foreign agencies. Pursuant to the Federal Food, Drug and Cosmetic Act (the "FDA Act"), and the regulations promulgated thereunder, the FDA regulates the pre-clinical and clinical testing, manufacture, labeling, distribution and promotion of medical devices. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of marketing clearances or approvals and criminal prosecution.

     A medical device may be marketed in the United States only with prior authorization from the FDA unless it is subject to a specific exemption. Devices classified by the FDA as posing less risk than class III devices are categorized as class I (general controls) or class II (general and specific controls) and are eligible to seek "510(k) clearance." Such clearance generally is granted when submitted information establishes that a proposed device is "substantially equivalent" in intended use to a class I or II device already legally on the market or to a "pre-amendment" class III device (i.e., one that has been in commercial distribution since before May 28, 1976) for which the FDA has not called for pre-market approval ("PMA") applications. The FDA in recent years has been requiring a more rigorous demonstration of substantial equivalence than in the past, including requiring clinical trial data in some cases. For any devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect safety or effectiveness, or constitute a major change in the intended use of the device, will require new 510(k) submissions. The Company believes that it now usually takes from one to four months from the date of submission to obtain 510(k) clearance, but it can take substantially longer. The Company's hemodialysis concentrates, liquid bicarbonate and other ancillary products are categorized as class II devices.

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

     If human clinical trials of a device are required, whether for a 510(k) submission or a PMA application, and the device presents a "significant risk," the sponsor of the trial (usually the manufacturer or the distributor of the device) will have to file an investigational device exemption ("IDE") application prior to commencing human clinical trials. The IDE application must be supported by data, typically including the results of animal and laboratory testing. If the IDE application is approved by the FDA and one or more appropriate Institutional Review Boards ("IRBs"), human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a "non-significant risk" to the patient, a sponsor may begin the clinical trial after obtaining approval for the study by one or more appropriate IRBs without the need for FDA approval.

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

     The Predecessor Company received 510(k) clearance from the FDA to market hemodialysis concentrate solutions and powders on March 1, 1996. Such 510(k) clearance was assigned to the Company on February 19, 1997, in connection with the purchase of the assets of the Predecessor Company. In addition, the Company received 510(k) clearance from the FDA to manufacture and market liquid bicarbonate in June 1997 and 510(k) clearance from the FDA to manufacture and market Dri-Sate(TM) Dry Acid Concentrate in June 1998. The Company's retention of such 510(k) clearances is also dependent upon its compliance with the FDA Act and related laws and regulations, including GMP regulations. There can be no assurance that the Company will maintain its 510(k) authority from the FDA to manufacture and distribute its products. Failure to do so could result in the need to cease manufacturing and/or distributing the Company's products, which would have a material adverse effect on the Company's business, financial condition and results of operations. If any of the Company's FDA clearances are denied or rescinded, sales of the Company's products in the United States would be prohibited during the period the Company does not have such clearances.

SUPPLIERS

     The Company believes that the raw materials for the Company's hemodialysis concentrates, the components for the Company's hemodialysis kits and the ancillary hemodialysis products distributed by the Company are generally available from several potential suppliers.

EMPLOYEES

     As of March 22, 1999, the Company had approximately fifty employees, of which two were direct salespeople, four were laboratory technicians, ten were truck drivers and eight were engaged in corporate management and administration. The remaining employees were hourly workers including clerical and plant employees. The Company's arrangements with its employees are not governed by any collective bargaining agreement. Employees are employed on an "at-will" basis with the exception of Mr. Robert L. Chioini, the Company's President and Chief Executive Officer, and Mr. Thomas E. Klema, the Company's Vice President, Chief Financial Officer and Secretary. If the Company's sales volumes increase, the Company expects to add additional production and administrative personnel and truck drivers.

ITEM 2. DESCRIPTION OF PROPERTY.

     The Company leases a 34,500 square foot facility located in Wixom, Michigan, which is comprised of manufacturing, warehouse, office and laboratory space. The Company is party to a lease (the "Lease") covering such facility that expires on December 15, 2000 and provides for a monthly rental payment of $19,771, plus a monthly escrow deposit of $2,718 to fund real estate taxes. This facility was formerly leased by the Predecessor Company, and the Lease was assigned to the Company in connection with the acquisition of the Predecessor Company's business. In connection with such assignment of the Lease, the landlord required the Company to deposit into escrow $178,000 which is to be applied against future lease payments and as additional security deposit in accordance with the assignment agreement. At December 31, 1998 $178,000 remained in the escrow account to be used against future payments. The Company believes that its facilities are suitable and adequate for its current operations, but may not be adequate if the Company expands its operations.

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

     The prices below are the high and low bid prices as reported in each quarter since the Company's securities began trading on January 26,1998.

                                                                   BID PRICE
                                                                  INFORMATION
                                                                ----------------
                       QUARTER ENDED                             HIGH      LOW
                       -------------                             ----      ---
March 31,1998...............................................    $5.375    $1.375
June 30, 1998...............................................     3.000     1.063
September 30, 1998..........................................     3.875     2.188
December 31, 1998...........................................     2.750     1.375

     As of March 22, 1999 there were 72 record holders of the Common Shares and 56 record holders of the Common Share Purchase Warrants.

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

ITEM 6. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The Company was formed for the purpose of acquiring substantially all the assets of Rockwell Medical Supplies, L.L.C., and a related entity, Rockwell Transportation, L.L.C (collectively the "Predecessor Company"). The Company acquired the Predecessor Company on February 19, 1997 for an adjusted purchase price of approximately $2.1 million. The Company funded the initial payment of $525,000 related to the purchase from the proceeds of a private placement of 495,000 of the Company's Common Shares (the "First Prior Financing"). The balance of the $1.2 million in net proceeds raised in the First Prior Financing was used to fund the Company's net losses and capital equipment purchases. In May through July, 1997, the Company sold 520,000 Common Shares and 520,000 Common Share Purchase Warrants (the "Second Prior Financing") for net proceeds of approximately $1.3 million of which $500,000 was used to further reduce the obligation related to the purchase of the Predecessor Company. The balance of the funds raised in the Second Prior Financing was used to fund the Company's continued net losses and for capital equipment expenditures. The remaining purchase obligation related to the Predecessor Company was converted into 1,095,915 Series A Preferred Shares.

     On January 26, 1998 the Company sold 1,800,000 Common Shares and 3,105,000 Common Share Purchase Warrants pursuant to a registration statement filed with the Securities and Exchange Commission (the "IPO") for net proceeds of $5.8 million. The proceeds were used to redeem all of the Series A Preferred Shares and reduce other liabilities as stated in the prospectus. The remaining cash of approximately

$3.3 million was available to fund the future growth of the Company including working capital and capital expansion.

RESULTS OF OPERATIONS

For the year ended December 31, 1998 compared to the year ended December 31,
1997

     Results of operations for the year ended December 31, 1997 include the transactions of the business from the purchase date of February 19, 1997 through December 31, 1997 or approximately a ten and one-half month period. Because of this short period of operations in 1997 the period is not directly comparable to the year ended December 31, 1998. The one and one-half months of operation of the Predecessor Company from January 1, 1997 through February 19, 1997 must be considered to make appropriate comparisons.

     For the year ended December 31, 1998, sales were approximately $5.3 million as compared to sales of $3.3 million for the short period of 1997 or $3.7 million after adjusting for the Predecessor Company. The 1998 sales represent an increase of 44% over the pro forma 1997 sales levels. The net increase of $ 1.6 million on a pro forma basis is attributable to new business of $1.7 million, price increases realized in 1998 of approximately $300,000, and was partially offset by a decrease in export sales of $400,000.

     For the year ended December 31, 1998, sales of acid concentrate accounted for 54% of sales and bicarbonate accounted for 30% of sales as compared to 54% and 23% of sales, respectively, in 1997. These two product lines, which are the critical components of dialysate used by the Company's customers, comprised the majority of the Company's sales in both 1998 and 1997. Ancillary products accounted for 11% of total sales in 1998 compared to 14% of sales in 1997. Revenue generated from the Company's trucking subsidiary for trucking services provided to non-affiliated third parties accounted for approximately 5% of total sales in 1998 as compared to 9% of sales in 1997.

     The Company incurred a gross margin deficit of ($171,000) for the period ended December 31, 1998 as compared to a deficit of ($448,000) for the short period of 1997 and ($613,000) for the year ended December 31, 1997 after considering the results of the Predecessor Company. The improvement in the gross deficit of $442,000 in 1998 as compared to the adjusted 1997 deficit is partially attributable to the increased selling prices achieved in 1998 totaling $300,000 for the period. In addition, reduced vendor prices on material, use of less expensive alternative production materials, labor productivity improvements, and more efficient routings of company trucks comprised total cost reductions of $223,000 in 1998 as compared to the adjusted 1997 period. Lower gross profit from reduced export sales partially offset these improvements by $81,000. These factors occurred principally during the last six months of 1998 and the Company ended the year with a positive gross margin of 5% in the fourth quarter of 1998.

     Selling, general and administrative expense was $1.9 million in the year ended December 31, 1998 as compared to $1.4 million for the short period of 1997 or $1.6 million after adjusting to include the Predecessor Company's expenses to reflect the full year of 1997. Approximately one half of this increase is due to expenses associated with public company matters including investor relations consulting, publications and communications. The balance of the increased selling, general and administrative expense is due to higher administrative salaries including the non-cash expense related to employee stock options.

     Interest income in the year ended 1998 was $113,000 as compared to $66,000 of expense in the short period of 1997. The difference is directly attributable to using the proceeds from the IPO to reduce interest bearing obligations and the investment of the remaining cash on hand in short term securities.

     The Company has reported losses for the period ended December 31, 1998 of ($1.9) million which was approximately the same as the short period in 1997 and representing a $300,000 improvement over 1997 on a proforma basis after adding the Predecessor Company's results to reflect a full year of operations. The Company has not recorded a federal income tax benefit given the continued losses and the lack of assurance of realization of the loss carried forward.

     The loss per share was ($.41) in the year ended December 31, 1998 as compared to ($.64) in the period since the purchase through December 31, 1997 or a loss of ($.76) per share after adjustment for the full year.

The improvement of $.35 cents per share from the adjusted 1997 results to the actual 1998 results is primarily attributable to the increased shares outstanding from the IPO. The additional shares accounted for $.29 cents per share of the improvement. The lower net loss in 1998 as compared to the 1997 adjusted net loss resulted in a $.06 per share improvement.

YEAR 2000 ISSUES AND CONSEQUENCES

     The Company has completed a review of its systems, both information technology based and non-information technology based. The Company has installed software to ensure that its information technology systems are Year 2000 compliant. The Company does not believe that Year 2000 issues will have a material impact on the Company's business.

LIQUIDITY AND CAPITAL RESOURCES

     In January 1998, the Company issued securities in an IPO for net proceeds of $5.8 million. After the reduction of debt obligations associated with the purchase of the Predecessor Company and certain other obligations incurred prior to the IPO, the Company had $3.3 million of proceeds remaining. During the year ended December 31, 1998 the Company used $2.3 million to fund the cash deficit from operations, which included $1.1 million to fund accounts payable and accrued liabilities incurred prior to the Company's IPO. The Company spent $468,000 for capital improvements and $164,000 for the repurchase of Common Shares in 1998. Cash on hand at December 31, 1998 was $1.9 million.

     During 1998 the Company's quarterly cash requirements continued to improve as profit margins increased. The Company, however, will continue to experience negative cash flow for the foreseeable future. The Company believes that sufficient cash on hand is available until the benefits of its business strategies are fully realized. The ability of the Company to raise additional funds, if required, through either equity or debt financing arrangements will be dependent on the Company's success regarding these strategies. There can be no assurance that the Company will be successful in the implementation of the stated strategy, and if additional funds become required, the Company may be required to conserve cash and abandon or alter its growth strategy.

     The Company attempts to prudently manage its working capital to support its growth strategy in a measured manner in order to conserve cash. The Company has no long-term debt obligations with the exception of lease arrangements on the facility and vehicles used in the distribution operations.

     Capital expenditures of $468,000 were made in the year ended December 31, 1998 to upgrade existing equipment, enhance production efficiencies and install equipment to manufacture new products. The Company does not plan to make any additional significant capital improvements during 1999.

ITEM 7. FINANCIAL STATEMENTS

     The Consolidated Financial Statements of the Registrant and the Combined Financial Statements of the Predecessor Company required by this item are set forth on pages F-1 through F-15.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On November 25, 1998, Rockwell Medical Technologies, Inc. and PricewaterhouseCoopers L.L.P., the Company's independent accountants for the current fiscal year, agreed to cease their client-auditor relationship. In connection with its audit for fiscal year 1997, and during the interim period preceding such mutually-agreed cessation, there were no disagreements between the Company and PricewaterhouseCoopers L.L.P. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers L.L.P., would have caused them to make reference thereto in their report on the financial statements. PricewaterhouseCoopers L.L.P.'s report with respect to the Company's financial statements for 1997 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting principles; however, such report was modified as to uncertainty regarding the Company's ability to continue as a going concern. The Company has made such disclosure on form 8-K filed with the Securities and Exchange Commission.

     On December 24, 1998, the Company announced that it had retained the firm of Plante & Moran, L.L.P. as the Company's accountants.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     Incorporated herein by reference to Rockwell Medical Technologies, Inc. definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-KSB with respect to its Annual Meeting of Shareholders to be held on May 10, 1999.

ITEM 10. EXECUTIVE COMPENSATION.

     Incorporated herein by reference to Rockwell Medical Technologies, Inc. definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-KSB with respect to its Annual Meeting of Shareholders to be held on May 10, 1999.

ITEM 11. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Incorporated herein by reference to Rockwell Medical Technologies, Inc. definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-KSB with respect to its Annual Meeting of Shareholders to be held on May 10, 1999.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Incorporated herein by reference to Rockwell Medical Technologies, Inc. definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-KSB with respect to its Annual Meeting of Shareholders to be held on May 10, 1999.

ITEMS 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

3(i).1 Articles of Incorporation of the Company, incorporated by reference to Exhibit 3(i).1 to the Company's Registration
          Statement on Form SB-2, File No. 333-31991.

3(i).2 Certificate of Amendment to Articles of Incorporation of the Company, incorporated by reference to Exhibit 3(i).2 to the Company's Registration Statement on Form SB-2, File No.
          333-31991.

3(i).3 Certificate of Correction to Articles of Incorporation of the Company, incorporated by reference to Exhibit 3(i).3 to the Company's Registration Statement on Form SB-2, File No.
          333-31991.

3(i).4 Certificate of Amendment to Articles of Incorporation of the Company, incorporated by reference to Exhibit 3(i).4 to the Company's Registration Statement on Form SB-2, File No.
          333-31991.

3(ii)     Bylaws of the Company, incorporated by reference to Exhibit
          3(ii) to the Company's Registration Statement on Form SB-2,
          File No. 333-31991.

4.1       Form of Warrant Agreement, incorporated by reference to
          Exhibit 4.1 to the Company's Registration Statement on Form
          SB-2, File No. 333-31991.

4.2 Form of Underwriters Warrant Agreement, incorporated by reference to Exhibit 4.2 to the Company's Registration
          Statement on Form SB-2, File No. 333-31991.

4.3 Registration Rights Agreement among the Company and the holders of certain of the Company's Common Share Purchase
          Warrants, incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form SB-2, File No.
          333-31991.

4.4       Form of Lock-up Agreement, incorporated by reference to
          Exhibit 4.7 to the Company's Registration Statement on Form
          SB-2, File No. 333-31991.

10.1 Rockwell Medical Technologies, Inc. 1997 Stock Option Plan, incorporated by reference to Exhibit 10.1 to the Company's
          Registration Statement on Form SB-2, File No. 333-31991.

10.2 Employment Agreement dated as of February 19, 1997 between the Company and Robert L. Chioini, incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on
          Form SB-2, File No. 333-31991.

10.3 Consulting and Financial Advisory Services Agreement dated as of February 19, 1997 between the Company and Wall Street
          Partners, Inc., incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form SB-2, File No.
          333-31991.

10.4 Asset Purchase Agreement dated as of November 1, 1996 by and among the Predecessor Company, the Family Partnerships (as defined therein), the Members (as defined therein) and the Company (formerly known as Acquisition Partners, Inc.), incorporated by reference to Exhibit 10.4 to the Company's
          Registration Statement on Form SB-2, File No. 333-31991.

10.5      First Amendment to Asset Purchase Agreement dated as of
          January 31, 1997 by and among the Predecessor Company, the Family Partnerships, the Members and the Company (formerly known as Acquisition Partners, Inc.), incorporated by reference to Exhibit 10.5 to the Company's Registration
          Statement on Form SB-2, File No. 333-31991.

10.6      Second Amendment to Asset Purchase Agreement dated as of
          February 19, 1997 by and among the Predecessor Company, the Family Partnerships, the Members and the Company (formerly known as Acquisition Partners, Inc.), incorporated by reference to Exhibit 10.6 to the Company's Registration
          Statement on Form SB-2, File No. 333-31991.

10.7 Letter Agreement dated April 4, 1997 among the parties to the Asset Purchase Agreement concerning the conversion of the promissory note payable to the Supply Company, incorporated by reference to Exhibit 10.7 to the Company's
          Registration Statement on Form SB-2, File No. 333-31991.

10.8       Lease Agreement dated as of September 5, 1995 between the Supply Company, as tenant, and Oakland Oaks,
           L.L.C., as landlord, incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on
           Form SB-2, File No. 333-31991.
10.9       Assignment and First Amendment to Wixom Building Lease dated as of February 19, 1997 among the Supply
           Company, as assignor, the Company, as assignee, and Oakland Oaks, L.L.C., as landlord, incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form SB-2, File No. 333-31991.
10.10      Letter Agreement dated November 21, 1997 among the parties to the Asset Purchase Agreement to confirm the reduction of the purchase price of the Asset Purchase Agreement, incorporated by reference to Exhibit
           10.12 to the Company's Registration Statement on Form SB-2, File No. 333-31991.
10.11      Employment Agreement dated as of January 12, 1999 between the Company and Thomas E. Klema.
21.1       List of Subsidiaries.
27.1       Financial Data Schedule for the Company

(b) Reports on Form 8-K

     The Registrant has filed the following reports on Form 8-K during the year ended December 31, 1998:

     1.) November 25, 1998 -- Change in Accounting Firms disclosing that PricewaterhouseCoopers, L.L.P. resigned as the Company's accountants.

     2.) December 24, 1998 -- Change in Accounting Firms indicating that the Company had retained the firm of Plante & Moran, L.L.P. as the Company's accountants.

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

                  SIGNATURE                                      TITLE                         DATE
                  ---------                                      -----                         ----

            /s/ ROBERT L. CHIOINI                President, Chief Executive Officer       March 30, 1999
---------------------------------------------    and Director (Principal Executive
              Robert L. Chioini                  Officer)

             /s/ THOMAS E. KLEMA                 Vice President of Finance, Chief         March 30, 1999
---------------------------------------------    Financial Officer, Treasurer and
               Thomas E. Klema                   Secretary (Principal Financial
                                                 Officer and Principal Accounting
                                                 Officer)

              /s/ GARY D. LEWIS                  Director                                 March 30, 1999
---------------------------------------------
                Gary D. Lewis

             /s/ NORMAN L. MCKEE                 Director                                 March 30, 1999
---------------------------------------------
               Norman L. McKee

                         INDEX TO FINANCIAL STATEMENTS

                                                                   PAGE
                                                                   ----
Consolidated Financial Statements for Rockwell Medical
Technologies, Inc. and Subsidiary
 Report of Independent Accountants for the year ended
  December 31, 1998.........................................           F-1
 Report of Independent Accountants for the year ended
  December 31, 1997.........................................           F-2
 Consolidated Balance Sheet at December 31, 1998............           F-3
 Consolidated Income Statement for the years ended December
  31, 1998 and 1997.........................................           F-4
 Consolidated Statement of Changes in Shareholders' Equity
  for the years ended
    December 31, 1998 and 1997..............................           F-5
 Consolidated Statements of Cash Flow for the year ended
    December 31, 1998 and 1997..............................           F-6
 Notes to the Consolidated Financial Statements.............    F-7 - F-14

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
Rockwell Medical Technologies, Inc. and Subsidiary:

     We have audited the consolidated balance sheet of Rockwell Medical Technologies, Inc. and Subsidiary as of December 31, 1998 and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Rockwell Medical Technologies, Inc. and Subsidiary as of December 31, 1997 and for the year then ended, were audited by other auditors whose report dated March 13, 1998, included an explanatory paragraph that expressed substantial doubt about the Company's ability to continue as a going concern as a result of substantial losses incurred since its inception and stated that those statements did not include any adjustments that might result from the outcome of that uncertainty.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rockwell Medical Technologies, Inc. and Subsidiary as of December 31, 1998 and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

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

Plante & Moran L.L.P.

Southfield, Michigan
January 25, 1999

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

Coopers & Lybrand L.L.P.

Detroit, Michigan
March 13, 1998

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                (WHOLE DOLLARS)

                                                                DECEMBER 31,
                                                                    1998
                                                                ------------
                           ASSETS
Cash and Cash Equivalents...................................    $ 1,933,197
Accounts Receivable, net of allowance for doubtful accounts
  of $55,745................................................        708,688
Inventory...................................................        222,095
Other Current Assets........................................         25,476
                                                                -----------
     TOTAL CURRENT ASSETS...................................      2,889,456
Property and Equipment, net.................................        925,614
Other Noncurrent Assets.....................................        177,937
Excess of Purchase Price over Fair Value of Net Assets
  Acquired, net.............................................      1,275,147
                                                                -----------
     TOTAL ASSETS...........................................    $ 5,268,154
                                                                ===========
            LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts Payable............................................    $   528,708
Accrued Liabilities.........................................        173,348
                                                                -----------
     TOTAL CURRENT LIABILITIES..............................        702,056
SHAREHOLDERS' EQUITY:
Common Share, no par value, 4,830,450 shares issued and
  outstanding...............................................      8,652,175
Common Share Purchase Warrants, 3,625,000 shares issued and
  outstanding...............................................        251,150
Accumulated Deficit.........................................     (4,337,227)
                                                                -----------
                                                                  4,566,098
                                                                -----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............    $ 5,268,154
                                                                ===========

   The accompanying notes are an integral part of the consolidated financial statements.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                         CONSOLIDATED INCOME STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                                (WHOLE DOLLARS)

                                                                   1998           1997
                                                                   ----           ----
SALES.......................................................    $ 5,272,698    $ 3,318,826
Cost of Sales...............................................      5,443,790      3,766,761
                                                                -----------    -----------
     GROSS DEFICIT..........................................       (171,092)      (447,935)
Selling, General and Administrative.........................      1,871,104      1,399,170
                                                                -----------    -----------
     OPERATING LOSS.........................................     (2,042,196)    (1,847,105)
Interest Income (Expense), net..............................        113,613        (66,539)
                                                                -----------    -----------
     NET LOSS...............................................    $(1,928,583)   $(1,913,644)
                                                                ===========    ===========
Basic and Diluted Loss Per Share............................    $      (.41)   $      (.64)

   The accompanying notes are an integral part of the consolidated financial statements.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                                (WHOLE DOLLARS)

                                  COMMON SHARES           PURCHASE WARRANTS                         TOTAL
                             -----------------------    ---------------------    ACCUMULATED    SHAREHOLDERS'
                              SHARES        AMOUNT      WARRANTS      AMOUNT       DEFICIT         EQUITY
                              ------        ------      --------      ------     -----------    -------------
Issuance of Common
  Shares, no par value,
  Initial
  Capitalization.........    2,000,000    $    1,000                                             $     1,000
Issuance of Common
  Shares, no par value
  First Prior
  Financing..............      495,000     1,212,500                                               1,212,500
Issuance of Common
  Shares, no par value,
  and Warrants, Second
  Prior Financing........      520,000     1,311,347      520,000          --                      1,311,347
Compensation related to
  Stock Options..........                     98,527                                                  98,527
Net loss.................                                                        $(1,913,644)     (1,913,644)
                             ---------    ----------    ---------    --------    -----------     -----------
Balance as of December
  31, 1997...............    3,015,000     2,623,764      520,000                 (1,913,644)        709,730
Issuance of Common
  Shares, no par value
  and Warrants, Initial
  Public Offering........    1,800,000     5,543,764    3,105,000    $251,150                      5,794,914
Issuance of Additional
  Common Shares, no par
  value to Shareholders
  in First Prior
  Financing..............      123,750       495,000                                (495,000)             --
Repurchase of Common
  Shares.................     (108,300)     (164,359)                                               (164,359)
Compensation related to
  Stock Options..........           --       154,396                                                 154,396
Net Loss.................                                                         (1,928,583)     (1,928,583)
                             ---------    ----------    ---------    --------    -----------     -----------
Balance as of December
  31, 1998...............    4,830,450    $8,652,175    3,625,000    $251,150    $(4,337,227)    $ 4,566,098
                             =========    ==========    =========    ========    ===========     ===========

   The accompanying notes are an integral part of the consolidated financial statements.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                                (WHOLE DOLLARS)

                                                                   1998           1997
                                                                   ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................    $(1,928,583)   $(1,913,644)
  Adjustments to reconcile net loss to net cash used for
     operating activities:
     Depreciation and Amortization..........................        403,890        257,316
     Compensation recognized from stock options.............        154,396         98,527
                                                                -----------    -----------
                                                                 (1,370,297)    (1,557,801)
  Changes in Working Capital:
     Increase in Accounts Receivable........................       (321,424)      (197,990)
     Decrease (Increase) in Inventory.......................         71,624        (26,701)
     Decrease (Increase) in Other Assets....................         30,958        (47,076)
     (Decrease) Increase in Accounts Payable................       (509,127)       238,794
     (Decrease) Increase in Other Liabilities...............       (210,682)       354,153
                                                                -----------    -----------
       Net change in Working Capital........................       (938,651)       321,180
                                                                -----------    -----------
          NET CASH USED IN OPERATIONS.......................     (2,308,948)    (1,236,621)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Business, net of cash acquired................             --       (508,887)
  Purchase of Equipment.....................................       (467,566)       (78,028)
  Redemption (Purchase) of Certificate of Deposit...........         25,000        (25,000)
                                                                -----------    -----------
       CASH USED IN INVESTING ACTIVITIES....................       (442,566)      (611,915)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Common Shares -- Initial Capitalization.......             --          1,000
  Issuance of Common Shares -- First Prior Financing........             --      1,212,500
  Issuance of Common Shares and Purchase Warrants -- Second
     Prior Financing........................................             --      1,311,347
  Issuance of Common Shares and Purchase Warrants- Initial
     Public Offering........................................      5,794,914             --
  Repurchase of Common Shares...............................       (164,359)            --
  Redemption of Series A Preferred Shares...................     (1,095,915)            --
  Proceeds from notes payable...............................             --        325,000
  Repayment of notes payable................................       (200,000)      (125,000)
  Payment on promissory note................................             --       (500,000)
  Deposits paid on leases...................................             --       (138,397)
  Costs of initial public offering..........................        286,729       (174,572)
                                                                -----------    -----------
       CASH PROVIDED BY FINANCING ACTIVITIES................      4,621,369      1,911,878
INCREASE IN CASH............................................      1,869,855         63,342
CASH AT BEGINNING OF PERIOD.................................         63,342             --
                                                                -----------    -----------
CASH AT END OF PERIOD.......................................    $ 1,933,197    $    63,342
                                                                ===========    ===========

     Supplemental non cash disclosures: See Note 4 to the consolidated financial statements related to Purchase of Business and conversion of Promissory Note to redeemable Series A Preferred Shares.

     Interest paid was $82,225 and $46,763 in the years ended December 31, 1998 and 1997, respectively.

   The accompanying notes are an integral part of the consolidated financial statements.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND CAPITALIZATION

     Rockwell Medical Technologies, Inc. (the "Company") was incorporated on October 25, 1996 for the purpose of purchasing and operating the business of Rockwell Medical Supplies, L.L.C. and its sister company, Rockwell Transportation, L.L.C. (collectively, the "Predecessor Company"). The Company is, and the Predecessor Company was, in the business of manufacturing and distributing hemodialysis concentrates and dialysis kits to hemodialysis clinics throughout the United States. The Company also packages, sells and distributes ancillary products related to the hemodialysis process, as did the Predecessor Company.

     In February 1997, the Company received $1.2 million in net proceeds from the issuance of 495,000 Common Shares in the First Prior Financing, approximately $525,000 of which was used to partially fund the acquisition of the Predecessor Company. The remaining purchase price was financed through the issuance of a promissory note for approximately $1.9 million.

     In May 1997, the Company received $1.3 million in net proceeds from the issuance of 520,000 Common Shares and 520,000 Common Share Purchase Warrants in the Second Prior Financing, approximately $500,000 of which was used to reduce the promissory note related to the purchase of the Predecessor Company. The balance of the promissory note, $1.4 million, was subsequently converted to redeemable Series A Preferred Shares (see Note 4).

     On January 26, 1998 the Company issued 1,800,000 Common Shares and 3,105,000 Common Share Purchase Warrants pursuant to a Registration Statement filed with the Securities and Exchange Commission in an Initial Public Offering (the "IPO"). Net proceeds from the IPO were $5.8 million of which approximately $1.2 million was used to redeem the Series A Preferred Shares, $1.1 million was used to reduce Accounts Payable and Accrued Expenses, and $200,000 was used to pay other indebtedness. The balance of the proceeds was available for capital equipment purchases and to fund working capital requirements.

     The Company is regulated by the Federal Food and Drug Administration under the Federal Drug and Cosmetics Act, as well as by other federal, state and local agencies. In March 1996 the Predecessor Company received 510(k) approval from the FDA to market hemodialysis solutions and powders, which commenced in May 1996. The 510(k) approval was assigned to the Company in connection with the purchase of the Predecessor Company.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The consolidated financial statements of the Company include the accounts of Rockwell Medical Technologies, Inc. and its wholly owned subsidiary, Rockwell Transportation, Inc. All intercompany balances and transactions have been eliminated. The Company's results of operations for the year ended December 31, 1997 includes incurred and accrued expenses of approximately $49,000, primarily consulting fees, in conjunction with the initial organization of the Company from October 25, 1996 (date of inception) through December 31, 1996.

REVENUE RECOGNITION

     The Company recognizes revenue at the date of shipment.

CASH AND CASH EQUIVALENTS

     The Company considers cash on hand, certificates of deposit and short term marketable securities as cash and cash equivalents. Such cash equivalents have maturities of less than 90 days.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

INVENTORY

     Inventory is stated at the lower of cost or net realizable value. Cost is determined on the first-in first-out (FIFO) method.

PROPERTY AND EQUIPMENT

     Property and Equipment are recorded at cost. Expenditures for normal maintenance and repairs are charged to expense as incurred. Property and equipment are depreciated using the straight-line method over their useful lives, which range from three to eight years.

EXCESS OF PURCHASE PRICE OVER FAIR VALUE OF ASSETS ACQUIRED

     The excess of the price paid by the Company over the fair value of the net assets of the Predecessor Company has been recorded as an intangible asset and is being amortized on the straight line basis over an estimated useful life of 10 years. Accumulated amortization of this asset was $291,952 and $131,415 at December 31, 1998 and 1997, respectively. The Company assesses the recoverability of the asset based on estimated future discounted cash flows of the business. Based upon the Company's analysis no impairment of the asset exists at December 31, 1998.

INCOME TAXES

     The Company has recorded a deferred tax asset of approximately $1.4 million related to its net operating loss carryforward. This deferred asset has been fully offset by a valuation allowance due to the uncertainty of realization. The Company has net operating loss carryforwards of $1.9 million and $1.9 million which expire in the years ended December 31, 2012 and 2018, respectively.

STOCK OPTIONS

     Options granted to employees are accounted for using the intrinsic value method, under which compensation expense is recorded at the amount by which the market price of the underlying stock at the date of the grant exceeds the exercise price of the option. Stock options granted to non-employees are recorded at the fair value of the awards at the date of the grant.

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

NET LOSS PER SHARE

     Basic and Diluted net loss per share for the year ended December 31, 1998 is calculated based on the weighted average shares outstanding of 4,734,312.

     Basic and Diluted net loss per share for the year ended December 31, 1997 is calculated based on the weighted average shares outstanding of 2,971,501 including 123,750 of additional shares issued to the shareholders in the First Prior Financing who were entitled to receive additional shares for no additional consideration if the public offering price of the shares to be issued in an initial public offering of the Company's securities was less than $5.00 per share. The additional shares were calculated using the initial public offering price of $4.00 per share and issued upon the completion of the IPO.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The dilutive effect of stock options have not been included in the average shares outstanding for the calculation of diluted loss per share as the effect, considering the Company's net loss, would be antidilutive. At December 31, 1998 potentially dilutive securities comprised 407,450 stock options exercisable at prices from $1.44 to $3.00 per share; 3,625,000 Common Share Purchase Warrants exercisable at $4.50 per Common Share; and Underwriter's Warrants which are comprised of an option to purchase 95,000 Common Shares at a price of $6.60 per share and 142,500 warrants to purchase shares at $7.43 per share.

3. MANAGEMENT'S PLAN OF OPERATION

     Since February 20, 1997, the Company has been engaged in the business of manufacturing, selling, and distributing hemodialysis concentrates and kits to various clinics throughout the United States. The Company paid approximately $2.1 million for the operating assets and liabilities of the Predecessor Company. Since inception through December 31, 1998 the Company has recorded losses of approximately $3.8 million and used cash of approximately $3.6 million to fund its operations. Those needs were funded, from inception through December 31, 1998, from proceeds generated through the issuance of common shares and common share purchase warrants pursuant to two private equity financings and an initial public offering in January of 1998. The Company has cash on hand at December 31, 1998 of approximately $1.9 million.

     The operating losses and cash requirements will continue into 1999 but at lower levels than those experienced in 1998. The Company has reduced its net losses in each consecutive quarter of 1998. In the three months ended December 31, 1998 the Company realized a positive gross margin of $84,400 or 5% of sales compared to a gross deficit of ($56,800) in the comparable period of 1997. The net loss for the fourth quarter of 1998 was ($371,500), slightly favorable to the ($388,700) loss in the comparable period in 1997. The reduced net loss occurred considering the Company recorded $64,800 of additional non-cash compensation expense related to stock options in the fourth quarter of 1998 vs. 1997. Net cash requirements for the fourth quarter of 1998 were approximately $180,000.

     The Company's plan of operation anticipates continued growth in market share as it has experienced throughout 1998. Sales for the year ended December 31, 1998 have increased by approximately 40% over the comparable period in 1997. This growth is expected to continue for 1999, particularly if sales expectations on the Company's new product, Dri-Sate(TM) Dry Acid Concentrate are realized (See "Increasing Revenue through Sales of New Products" below). This expected growth, while requiring continued cash for working capital, should not require substantial capital expansion or significant increases in administrative costs. The benefit of the increased volume should be favorable on the gross margin and thus net losses should be further reduced.

     The increased market share penetration, which the Company anticipates for 1999, will be realized based on the further refinement of the business strategies established at inception. The Company's objective is to increase its market share in the expanding hemodialysis market and improve profitability by implementing the following strategies:

     - Acting as a Single Source Supplier. By continuing to offer ancillary products used by hemodialysis providers, the Company has positioned itself as a non-competing, independent "one-stop-shop" to its customers for the concentrates, chemicals and supplies necessary to support a hemodialysis provider's operation. Some of the Company's competitors for concentrates do not offer a full line of hemodialysis products, requiring customers to do business with a number of suppliers in order to purchase necessary supplies. The Company has entered into agreements with ancillary product manufacturers, which allow the Company to be a "full-line" supplier of hemodialysis products.

     - Offering a Higher Level of Delivery/Customer Service. By using its own delivery vehicles and drivers, the Company believes that it can offer a higher level of customer service to hemodialysis providers than if it relied primarily on the use of common carriers to distribute its products. The Company's drivers

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

       perform services for customers that are generally not available from common carriers, such as stock rotation, non-loading-dock delivery and drum pump-off. A drum pump-off requires the driver to pump hemodialysis concentrates from the 55 gallon drums into larger holding tanks within the hemodialysis clinic. The Company's main competitors generally use common carriers for delivery of their products. The Company believes it offers a higher level of service to its customers through the use of its own delivery vehicles and drivers.

     - Increasing Revenue Through Sales of New Products. The Company intends to expand its manufacture and distribution of Dri-Sate(TM) Dry Acid Concentrate and SteriLyte(TM) Liquid Bicarbonate. Sales of these two products during the introduction stage in 1998 has been minimal as a percent of annual sales, however, the initial market response has been favorable and the Company anticipates increased sales in 1999. In addition, the Company intends to introduce other hemodialysis products not currently offered by the Company. These products may offer opportunities to earn higher profit margins than some of the Company's existing products (based on current selling prices in the marketplace and the Company's estimated costs to produce and/or distribute such products).

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

4. PURCHASE OF THE BUSINESS

     Effective February 19, 1997 the Company purchased the assets and assumed certain liabilities of the Predecessor Company for an initial purchase price of approximately $2.4 million, excluding liabilities assumed. The transaction was accounted for using the purchase method of accounting. The initial purchase price was allocated to assets acquired and liabilities assumed based on the estimated fair market value at the date of acquisition, as follows:

Working capital, less cash acquired.........................  $  (147,937)
Property and Equipment......................................      688,534
Excess of purchase price over fair value of net assets......    1,884,954
                                                              -----------
                                                                2,425,551
Promissory Note at 8.5%.....................................   (1,916,664)
                                                              -----------
  Net cash paid for business acquired.......................  $   508,887
                                                              ===========

     The purchase price consisted of: (i) $150,000 cash payment to the Sellers;
(ii) a cash payment to NBD Bank of approximately $375,000 to retire related outstanding debt; and (iii) the remainder of the purchase price was satisfied by an 8.5% promissory note (the "Note") in the principal amount of approximately $1.9 million. Under the terms of the Note and the Asset Purchase Agreement, a prepayment of $500,000 on

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

the Note was due in May 1997. Pursuant to a letter agreement, the Sellers agreed that upon receipt of the prepayment, the remaining Note balance would be converted into redeemable Series A Preferred Shares at a conversion ratio of one Series A Preferred Share to one dollar of outstanding principal due under the Note. The Company made the required prepayment and the Note was converted to 1,416,664 Series A Preferred Shares.

     In accordance with the terms of the Asset Purchase Agreement, the Company and the Predecessor Company and its owners agreed to a reduction in the purchase price for the Predecessor Company's business by $320,749. In payment of such purchase price reduction, the parties canceled 320,749 Series A Preferred Shares. Goodwill was reduced by the same amount.

     In January 1998 all of the outstanding redeemable Series A Preferred Shares were redeemed by the Company using a portion of the net proceeds received from the IPO.

5. SIGNIFICANT MARKET SEGMENTS

     The Company operates in one market segment which involves the manufacture and distribution of hemodialysis concentrates, dialysis kits and ancillary products used in the dialysis process to hemodialysis clinics. For the year ended December 31, 1998 one customer in the United States accounted for approximately 15% of total revenue, and for the year ended December 31, 1997 sales to one customer located in Venezuela accounted for approximately 13% of total revenue.

6. INVENTORY

     Components of inventory are as follows:

Raw Materials...............................................     $ 142,598
Finished Goods..............................................        79,497
                                                                 ---------
  Total.....................................................     $ 222,095
                                                                 =========

7. PROPERTY AND EQUIPMENT

     Major classes of Property and Equipment, stated at cost, are as follows:

Leasehold Improvements......................................    $   30,130
Machinery and Equipment.....................................       898,623
Office Furniture and Equipment..............................       126,876
Laboratory Equipment........................................       135,893
Vehicles, including trailers................................       103,136
                                                                ----------
                                                                $1,294,658
  Accumulated Depreciation..................................      (369,044)
                                                                ----------
Net Property and Equipment..................................    $  925,614
                                                                ==========

8. LEASES

     The Company leases a facility for production and administrative offices as well as transportation equipment used by the Company's subsidiary, Rockwell Transportation, Inc. The lease terms are three to five years. These leases have been accounted for as operating leases. Lease payments under all operating leases

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

were $552,147 for the year ended December 31, 1998. Future minimum rental payments under lease agreements are as follows:

Year ending December 31, 1999...............................    396,298
Year ending December 31, 2000...............................    394,613
Year ending December 31, 2001...............................    155,088
Year ending December 31, 2002...............................    148,888
Year ending December 31, 2003...............................    158,191

     In accordance with the assignment of the facility lease from the Predecessor Company, the landlord required a deposit in escrow. The escrow deposit is to be applied against future lease payments of $39,542 in the year ending December 31, 1999, $59,313 in the year ending December 31, 2000 and the balance to be held as a security deposit refundable at lease termination subject to certain conditions.

     In the instance of early termination, the transportation equipment leases require the Company to pay the excess of the purchase price for such vehicles (determined in accordance with the terms of the lease) over the equipment's fair market value.

9. CAPITAL STOCK

     The authorized capital stock of the Company consists of 20,000,000 Common Shares, no par value per share, of which 4,830,450 shares were outstanding at December 31, 1998; and 2,000,000 Preferred Shares, none issued nor outstanding, and 1,416,664 of 8.5% non-voting cumulative redeemable Series A Preferred Shares, $1.00 par value (the "Series A Preferred Shares"), of which none were outstanding as of December 31, 1998.

     Effective January 26, 1998, the Company issued 123,750 Common Shares to shareholders pursuant to certain share price conditions in the First Prior Financing. These incremental shares to participants of the First Prior Financing have been accounted for as a stock dividend valued at the IPO offering price of $4.00 per share.

     On March 19, 1998, the Company's Board of Directors approved the repurchase of up to 250,000 Common Shares at prices deemed to represent a favorable return on investment. During 1998 the Company repurchased 108,300 shares at a cost of $164,359 including transaction fees.

COMMON SHARES

     Holders of the Common Shares are entitled to one vote per share on all matters submitted to a vote of shareholders of the Company and are to receive dividends when and if declared by the Board of Directors. The Board is authorized to issue additional Common Shares within the limits of the Company's Articles of Incorporation without further shareholder action.

WARRANTS

     Holders of the Common Share Purchase Warrants ("Warrants"), are entitled to purchase one Common Share at the exercise price of $4.50 per share for a period of three years commencing January 26, 1999 and expiring January 26, 2002. The exercise price and the number of Common Shares to be issued upon the exercise of each Warrant are subject to adjustment in the event of share split, share dividend, recapitalization, merger, consolidation or certain other events.

     At December 31, 1998, there were 3,625,000 Warrants issued and outstanding.

     Under certain conditions, the Warrants may be redeemed by the Company at a redemption price of $.10 per Warrant upon not less than 30 days prior written notice to the holders of such Warrants, provided the

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY closing bid price of the Common Shares has been at least $7.00 for 20 consecutive trading days ending on the third day prior to the date the notice of redemption is given.

UNDERWRITERS' WARRANTS

     In conjunction with the IPO, the Underwriters of the offering were entitled to warrants ("the Underwriters Warrants") which provided them the option to purchase 180,000 Common Shares for a purchase price of $6.60 per share and 270,000 warrants for a purchase price of $.165 per warrant. Each underlying warrant entitled the Underwriter to purchase a Common share at a purchase price of $7.43 per share, exercisable at any time during the period commencing one year from January 26, 1998 and expiring six years thereafter.

     At December 31, 1998, 95,000 of the options to purchase Common Shares and 142,500 underlying warrants remained outstanding of the Underwriters Warrants.

10. STOCK OPTIONS

     The Board of Directors approved the Rockwell Medical Technologies, Inc., 1997 Stock Option Plan on July 15, 1997 (the "Plan"). The Stock Option Committee as appointed by the Board of Directors administers the Plan, which provides for grants of nonqualified or incentive stock options to key employees, officers, directors, consultants and advisors to the Company. Under the Plan the Company may grant up to 450,000 options to purchase Common Shares. Exercise prices, subject to certain plan limitations, are at the discretion of the Committee. Options granted normally expire 10 years from the date of grant or upon termination of employment. The Committee determines vesting rights on the date of grant. Options awarded in 1998 and 1997 generally vest over a three year period from the date of grant.

     Employee stock options awarded in July and November of 1997 had an exercise price of $3.00, which is less than the deemed fair market value of the stock at the date of grant as determined by the Company as $4.00. On April 13, 1998 these option holders, excluding the President -- CEO and members of the Board of Directors, were offered the alternative of receiving new stock options in the same quantity as previously awarded but at an exercise price of $1.4375, the closing price on the Nasdaq SmallCap Market on the date of the offer. Vesting rights on the new options began to accrue on the date of the offer. Under the provisions of APB No. 25, compensation expense on these employee stock options is recognized over the vesting period and is determined as the difference between the IPO price of $4.00 per share (the deemed fair value of the shares on the date of the award), and the exercise price, as adjusted on April 13, 1998.

     Compensation expense related to stock options for the years ended December 31, 1998 and 1997 was $154,396 and $98,527 respectively.

     A summary of the status of the Company's Employee Stock Option Plan is as follows:

                                                                SHARES     PRICE
                                                                ------     -----
Outstanding at Beginning of Period..........................         --       --
  Granted...................................................    311,650    $3.00
  Exercised.................................................         --       --
  Cancelled.................................................     16,150    $3.00
                                                                -------
Outstanding at December 31, 1997............................    295,500
  Granted...................................................    136,000    $1.75
  Exercised.................................................         --       --
  Cancelled.................................................     24,050    $1.44
                                                                -------
Outstanding at December 31, 1998............................    407,450    $2.14
                                                                =======

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                    OPTIONS EXERCISABLE
                  OPTIONS OUTSTANDING               --------------------
                 ---------------------                         WEIGHTED
                 NUMBER     REMAINING    WEIGHTED    NUMBER     AVERAGE
   RANGE OF        OF      CONTRACTUAL   EXERCISE      OF      EXERCISE
EXERCISE PRICES  OPTIONS      LIFE        PRICE     OPTIONS      PRICE
---------------  -------   -----------   --------   -------    --------
$1.44 to $2.12   223,450     9.6 yrs      $1.49      53,250      $1.56
$2.25 to $3.00   184,000     8.7 yrs      $2.92     116,433      $3.00
                 -------                            -------
     Total       407,450     9.2 yrs      $2.14     169,683      $2.55

     Had compensation expense for the employee stock options been determined based on the fair value of the option at the grant dates of the awards, consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts as follows:

                                                           1998           1997
                                                           ----           ----
Net loss
  As reported.......................................    $(1,928,583)   $(1,913,644)
  Pro forma.........................................    $(2,106,015)   $(1,994,436)
Basic and Diluted loss per share
  As reported.......................................    $      (.41)   $      (.64)
  Pro forma.........................................    $      (.44)   $      (.67)

     The per share weighted average fair values at the date of grant for the options granted during the years ended December 31, 1998 and 1997 were $1.51 and $1.00 respectively. For the period ending December 31, 1998 the fair value was determined using the Black Scholes option pricing model using the following assumptions: dividend yield of 0.0 percent, risk free interest rate of 5.50 percent, volatility of 120% and expected lives of 6.0 years. For the year ended December 31, 1997 the fair value was estimated using the minimum value method with the same assumptions as in 1998 except for volatility which was not considered given the lack of a market for the Company's Common Shares.

11. RELATED PARTY TRANSACTIONS

     During the years ended December 31, 1998 and 1997 the Company paid or accrued fees to the consulting firm of Wall Street Partners, Inc. for financial and management services of $290,000 and $350,000 respectively. The Company is obligated to pay additional consulting fees of $120,000 through June 30, 1999. For the period January 1, 1997 through October 31, 1998 the two principals of the consulting firm were shareholders of the Company and members of the Board of Directors. On October 31, 1998 the remaining sole principal of the firm is a shareholder and the Chairman of the Board of Directors of the Company.

     In July 1997, the Company obtained a demand loan from Karen Bagley in the amount of $100,000 and in November 1997 the Company obtained a loan from Michael
J. Xirinachs in the amount of $100,000 due February 11, 1998. The loans bore interest at an annual rate of 24% and were repaid by the Company in February 1998. Karen Bagley is the wife of Patrick Bagley, whose firm serves as legal counsel to the Company on certain matters and also to Mr. Robert L. Chioini, President and Chief Executive Officer of the Company, in a personal capacity. Michael J. Xirinachs was a founder and a Director of the Company.

                                 EXHIBIT INDEX

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
3(i).1     Articles of Incorporation of the Company, incorporated by
           reference to Exhibit 3(i).1 to the Company's Registration
           Statement on Form SB-2, File No. 333-31991.

3(i).2 Certificate of Amendment to Articles of Incorporation of the Company, incorporated by reference to Exhibit 3(i).2 to the Company's Registration Statement on Form SB-2, File No.
           333-31991.

3(i).3 Certificate of Correction to Articles of Incorporation of the Company, incorporated by reference to Exhibit 3(i).3 to the Company's Registration Statement on Form SB-2, File No.
           333-31991.

3(i).4 Certificate of Amendment to Articles of Incorporation of the Company, incorporated by reference to Exhibit 3(i).4 to the Company's Registration Statement on Form SB-2, File No.
           333-31991.

3(ii)      Bylaws of the Company, incorporated by reference to Exhibit
           3(ii) to the Company's Registration Statement on Form SB-2,
           File No. 333-31991.

4.1        Form of Warrant Agreement, incorporated by reference to
           Exhibit 4.1 to the Company's Registration Statement on Form
           SB-2, File No. 333-31991.

4.2 Form of Underwriters Warrant Agreement, incorporated by reference to Exhibit 4.2 to the Company's Registration
           Statement on Form SB-2, File No. 333-31991.

4.3 Registration Rights Agreement among the Company and the holders of certain of the Company's Common Share Purchase
           Warrants, incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form SB-2, File No.
           333-31991.

4.4        Form of Lock-up Agreement, incorporated by reference to
           Exhibit 4.7 to the Company's Registration Statement on Form
           SB-2, File No. 333-31991.

10.1 Rockwell Medical Technologies, Inc. 1997 Stock Option Plan, incorporated by reference to Exhibit 10.1 to the Company's
           Registration Statement on Form SB-2, File No. 333-31991.

10.2 Employment Agreement dated as of February 19, 1997 between the Company and Robert L. Chioini, incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on
           Form SB-2, File No. 333-31991.

10.3 Consulting and Financial Advisory Services Agreement dated as of February 19, 1997 between the Company and Wall Street
           Partners, Inc., incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form SB-2, File No.
           333-31991.

10.4 Asset Purchase Agreement dated as of November 1, 1996 by and among the Predecessor Company, the Family Partnerships (as defined therein), the Members (as defined therein) and the Company (formerly known as Acquisition Partners, Inc.), incorporated by reference to Exhibit 10.4 to the Company's
           Registration Statement on Form SB-2, File No. 333-31991.

10.5       First Amendment to Asset Purchase Agreement dated as of
           January 31, 1997 by and among the Predecessor Company, the Family Partnerships, the Members and the Company (formerly known as Acquisition Partners, Inc.), incorporated by reference to Exhibit 10.5 to the Company's Registration
           Statement on Form SB-2, File No. 333-31991.

10.6       Second Amendment to Asset Purchase Agreement dated as of
           February 19, 1997 by and among the Predecessor Company, the Family Partnerships, the Members and the Company (formerly known as Acquisition Partners, Inc.), incorporated by reference to Exhibit 10.6 to the Company's Registration
           Statement on Form SB-2, File No. 333-31991.

10.7 Letter Agreement dated April 4, 1997 among the parties to the Asset Purchase Agreement concerning the conversion of the promissory note payable to the Supply Company, incorporated by reference to Exhibit 10.7 to the Company's
           Registration Statement on Form SB-2, File No. 333-31991.

EXHIBIT
  NO.                              DESCRIPTION
-------                            -----------
10.8       Lease Agreement dated as of September 5, 1995 between the
           Supply Company, as tenant, and Oakland Oaks, L.L.C., as
           landlord, incorporated by reference to Exhibit 10.9 to the
           Company's Registration Statement on Form SB-2, File No.
           333-31991.
10.9       Assignment and First Amendment to Wixom Building Lease dated as of February 19, 1997 among the Supply Company, as
           assignor, the Company, as assignee, and Oakland Oaks,
           L.L.C., as landlord, incorporated by reference to Exhibit
           10.10 to the Company's Registration Statement on Form SB-2,
           File No. 333-31991.
10.10      Letter Agreement dated November 21, 1997 among the parties to the Asset Purchase Agreement to confirm the reduction of the purchase price of the Asset Purchase Agreement,
           incorporated by reference to Exhibit 10.12 to the Company's
           Registration Statement on Form SB-2, File No. 333-31991.
10.11      Employment Agreement dated as of January 12, 1999 between
           the Company and Thomas E. Klema.
21.1       List of Subsidiaries.
27.1       Financial Data Schedule for the Company