Form 10QSB
period 1999-03-31
ROCKWELL MEDICAL TECHNOLOGIES INC
filed 1999-05-07
CIK 1041024

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB



(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM                   TO
                              -------------------  ------------------

 COMMISSION FILE NUMBER: 000-23-661

                              --------------------

                       ROCKWELL MEDICAL TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)


               MICHIGAN                               38-3317208
  ------------------------------------    -----------------------------------
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

                            28025 OAKLAND OAKS DRIVE
                              WIXOM, MICHIGAN 48393
                     --------------------------------------
                    (Address of principal executive offices)

                                (248) - 449-3353
                              ---------------------
                            Issuer's telephone number

                                     (NONE)
                            -----------------------
      (Former name, former address and former fiscal year, if changed since last report)




      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 4,830,450 Common Shares outstanding and 3,625,000 Common Share Purchase Warrants outstanding as of April 28, 1999.

Transitional Small Business Disclosure Format (Check one):
Yes[ ] No [x]

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.



               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                               AS OF MARCH 31, 1999

                                 (WHOLE DOLLARS)
                                   (Unaudited)


                                                                                            MARCH 31, 1999
                                                                                            --------------
                                     ASSETS
       Cash and Cash Equivalents ......................................................       $ 1,273,510
       Accounts Receivable, net of allowance for doubtful accounts of $55,745..........           995,617
       Inventory.......................................................................           254,817
       Other Current Assets............................................................           118,439
                                                                                              -----------
          TOTAL CURRENT ASSETS.........................................................         2,642,383

       Property and Equipment, net.....................................................           884,240
       Other Noncurrent Assets.........................................................           138,396
       Excess of Purchase Price over Fair Value of Net Assets Acquired, net............         1,235,969
                                                                                              -----------
          TOTAL ASSETS.................................................................       $ 4,900,988
                                                                                              ===========

                                  LIABILITIES AND SHAREHOLDERS' EQUITY
       Accounts Payable................................................................       $   497,018
       Accrued Liabilities.............................................................           167,639
                                                                                              -----------
          TOTAL CURRENT LIABILITIES....................................................           664,657

       SHAREHOLDERS' EQUITY:
       Common Shares, no par value, 4,830,450 shares issued and outstanding ...........         8,680,545
       Common Share Purchase Warrants, 3,625,000 warrants issued and outstanding.......           251,150
       Accumulated Deficit.............................................................        (4,695,364)
                                                                                              -----------
                                                                                                4,236,331
                                                                                              -----------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...................................       $ 4,900,988
                                                                                              ===========

The accompanying notes are an integral part of the consolidated financial statements.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                          CONSOLIDATED INCOME STATEMENT

          FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998

                                 (WHOLE DOLLARS)
                                   (Unaudited)

                                                                            THREE MONTHS         THREE MONTHS
                                                                                ENDED                ENDED
                                                                            MARCH 31, 1999      MARCH 31, 1998
                                                                            --------------      --------------
  SALES ..........................................................          $   1,584,210         $   973,160
  Cost of Sales ..................................................              1,436,203           1,134,579
                                                                            -------------         -----------
   GROSS MARGIN (DEFICIT) ........................................                148,007            (161,419)
  Selling, General and Administrative ............................                530,891             389,273
                                                                            -------------         -----------
   OPERATING LOSS.................................................               (382,884)           (550,692)
  Interest Income, net ...........................................                 24,747              11,107
                                                                            -------------         -----------
   NET LOSS ......................................................          $    (358,137)        $  (539,585)
                                                                            =============         ===========

Average shares outstanding........................................              4,830,450           4,417,405
BASIC AND DILUTED LOSS PER SHARE .................................                  $(.07)              $(.12)

The accompanying notes are an integral part of the consolidated financial statements.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

          FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998

                                 (WHOLE DOLLARS)
                                   (Unaudited)

                                                                                      1999                 1998
                                                                                      ----                 ----

  CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss ....................................................................       $ (358,137)        $ (539,585)
   Adjustments to reconcile net loss to net cash used for operating activities:
     Depreciation and Amortization .............................................           98,506             85,446
     Compensation recognized for stock options .................................           28,370             30,887
                                                                                       ----------         ----------
                                                                                         (231,261)          (423,252)
  Changes in Working Capital:
       Decrease (Increase) in Accounts Receivable ..............................         (286,929)             8,849
       Decrease (Increase) in Inventory ........................................          (32,722)            28,974
       Increase in Other Assets ................................................          (53,422)           (17,303)
       Decrease in Accounts Payable ............................................          (31,690)          (601,900)
       Decrease in Other Liabilities ...........................................           (5,709)          (308,169)
                                                                                       ----------         ----------
         Net Change in Working Capital .........................................         (410,472)          (889,549)
                                                                                       ----------         ----------
            NET CASH USED IN OPERATIONS ........................................         (641,733)        (1,312,801)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Equipment .......................................................          (17,954)           (25,708)
                                                                                       ----------         ----------
            CASH USED IN INVESTING ACTIVITIES ..................................          (17,954)           (25,708)

  CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of Common Shares and Purchase Warrants .............................               --          5,794,914
   Cost of Initial Public Offering .............................................               --            286,729
   Repayment of notes payable ..................................................               --           (200,000)
   Redemption of Series A Preferred Stock ......................................               --         (1,095,915)
                                                                                       ----------         ----------
            CASH PROVIDED BY FINANCING ACTIVITIES ..............................               --          4,785,728

  INCREASE (DECREASE) IN CASH ..................................................         (659,687)         3,447,219
  CASH AT BEGINNING OF PERIOD ..................................................        1,933,197             88,342
                                                                                       ----------         ----------
  CASH AT END OF PERIOD ........................................................       $1,273,510         $3,535,561
                                                                                       ==========         ==========

Interest paid in 1998 upon the redemption of the Series A Preferred Stock was $62,272.

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

      On January 26, 1998 the Company issued 1,800,000 Common Shares and 3,105,000 Common Share Purchase Warrants pursuant to a Registration Statement filed with the Securities and Exchange Commission. The offering price was $4.00 per share for the Common Shares and $.10 per warrant for the Common Share Purchase Warrants. Net proceeds from this offering were approximately $5.8 million. Proceeds were used to redeem the Series A Preferred Shares, repay the Notes Payable and reduce Accounts Payable and accrued expenses. The balance of the funds was invested in short-term cash investments.


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 BASIS OF PRESENTATION

      The consolidated financial statements of the Company include the accounts of Rockwell Medical Technologies, Inc. and its wholly owned subsidiary, Rockwell Transportation, Inc. All intercompany balances and transactions have been eliminated.

      In the opinion of management, all necessary adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three month period ended March 31, 1999 is not necessarily indicative of the results to be expected for the year ending December 31, 1999.

      A description of the Company's significant accounting policies can be found in the footnotes to the Company's annual consolidated financial statements for the year ended December 31, 1998 included in its Annual Report on Form 10-KSB dated March 30, 1999.

      Certain reclassifications were made to the 1998 financial statements to conform to the current year financial statement presentation.

3.    RELATED PARTY TRANSACTIONS


      In July 1997, the Company obtained a demand loan from Karen Bagley in the amount of $100,000 and in November 1997 the Company obtained a loan from Michael
J. Xirinachs in the amount of $100,000 due February 11, 1998. The loans bear interest at an annual rate of 24%. These loans were repaid in January and February 1998 with the proceeds of the Initial Public Offering. Karen Bagley is the wife of Patrick Bagley, whose firm serves as legal counsel to the Company on certain matters and also to Mr. Robert L. Chioini in a personal capacity. Michael J. Xirinachs is a founder of the Company and was a Director of the Company until January of 1999.

      During each of the three month periods ended March 31, 1998 and 1999, the Company paid fees to the consulting firm of Wall Street Partners, Inc. for financial and management services. Amounts paid for the first quarter of 1998 were $75,000 and for the first quarter of 1999 were $60,000. During the first quarter of 1998, the principals of the consulting firm were shareholders, and members of the Board of Directors of the Company. Mr. Xirinachs withdrew from the consulting firm and is no longer a consultant with Wall Street Partners, Inc. nor is he currently a member of the Board of Directors of the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

      Sales in the first quarter of 1999 were $1.6 million and were 63 % higher than the first quarter of 1998. First quarter sales increased by $611,000 from the year earlier period as a result of overall sales growth in the Company's business. The Company's sales are primarily hemodialysis concentrates and related ancillary products and supplies sold to hemodialysis providers. The majority of the Company's revenues are from hemodialysis concentrates. The Company realized sales growth of 67% in its hemodialysis concentrate products as a result of a combination of increased volume, higher prices and the introduction of new products from the year earlier period. Excluding new product sales, concentrate sales increased by 50% compared to the first quarter last year with average selling prices increasing by 12.8%.

      Of the Company's 67% aggregate sales increase in its concentrate products, new product sales accounted for 17% of the total concentrate sales increase for the quarter over the year earlier period. The Company realized sales growth from the introduction of Dry Sate(TM) Dry Acid Concentrate and Sterilytc(TM) Liquid Bicarbonate. In addition to new product sales growth, the Company experienced sales volume gains of 37% on its other concentrate products. Higher average selling prices, ranging between 11% and 14%, were realized for concentrate products. Overall, aggregate price increases generated in excess of $100,000 in revenue in concentrate product sales compared to the first quarter of 1998.

      The Company also derives revenue from the sale of ancillary products and from back-haul revenue. For the quarter, ancillary sales were up 56% or $72,000 as compared to the first quarter of 1998. Approximately 50% of the increase was from the sale of mixing equipment used by customers that use the Dri-Sate(TM) Acid Concentrate product. Other ancillary sales increased about 30%. The Company generates back-haul revenue from its truck fleet. In the first quarter, back-haul revenue decreased by $3,000 compared to the year earlier period.

      Gross profit margins for the quarter were 9.3% compared to a gross margin deficit or 16.6% in the first quarter of 1998, for an improvement of 25.9 margin points. The gross margin improvement was due to increased volume, higher average selling prices, improved product mix, increased manufacturing efficiency and reduced distribution costs as a percent of sales revenue. Overall, gross profit dollars improved by $309,500 compared to the first quarter last year. Price increases on concentrates contributed approximately one-third of the improvement. Improved fleet utilization and reduced distribution costs also benefited first quarter results compared to the first quarter last year. Excluding the impact of price increases, overall concentrate product sales increased by 54% while overall distribution costs increased by 27%. Similarly, manufacturing and labor efficiencies were achieved with those costs up approximately 13% on a 54% concentrate product volume increase.

      Selling, General & Administrative expense for the quarter was $531,000 compared to $389,000 in the first quarter of 1998. First quarter 1999 costs to sales were 33.5%, as a per cent of sales, which was 6.5 points lower than the year earlier period of 40% to sales. Overall, Selling, General and Administrative Expense increased by $142,000 or 36% compared to the first quarter of 1998. The Company incurred additional costs as a result of becoming a publicly traded company including expenses related to investor relations and professional services which on a combined basis increased expenses by $55,000. The Company has added sales resources which increased sales and marketing expenses by $50,000. In addition, compensation expense was up $35,000 from the year earlier period.

      Interest Income for the first quarter of 1999 was $25,000 for the quarter, which was $13,000 higher than the year earlier period.

      The Company had a net loss of $358,137 for the quarter compared to a net loss of $539,585 in the first quarter of 1998. Overall the net loss was reduced by $181,448 which represented a 33% reduction in the loss level from the first quarter of 1998. Basic and fully diluted earnings per share improved $0.05 to a loss of ($0.07) as compared to a loss of ($0.12) per share in the first quarter of 1998. Of the total $0.05 improvement in earnings per share, slightly less than $0.01 of the improvement was due to an increase in the number of Common Shares outstanding, which was due to the Company's Initial Public Offering of its Common Shares in January of 1998.


 LIQUIDITY AND CAPITAL RESOURCES

      In 1998, the Company issued 1,800,000 Common Shares and 3,105,000 Common Share Purchase Warrants in an Initial Public Offering on January 26, 1998. The net offering proceeds of $5.8 million were used for: (a) payments for redemption of the Series A Preferred Shares ($1.2 million), (b) payments of accounts payable and certain liabilities ($1,100,000), and (c) repayment of promissory notes ($217,000). The balance of the cash remaining, approximately $3.3 million at that time, was intended to be used to fund operating cash needs, capital equipment acquisitions and business development throughout the United States.

      At the end of the first quarter of 1999, the Company had cash balances and short term investments of $1.3 million to fund its future operating cash needs. The Company anticipates that it will continue to have a need for cash to continue its business development efforts and to fund future operating losses. The Company anticipates that it has sufficient cash resources to meet its current cash requirements to fund operations over the next twelve months.

      For the first quarter of 1999, the Company used $641,000 in cash to fund operations, with $231,000 used to fund operating activities and a $410,000 increase in working capital. Working Capital increased during the quarter largely due to an increase in accounts receivable of $287,000 in the quarter. The Company anticipates that the current receivable level will be reduced during the second quarter.

      Capital spending for the quarter was $18,000 with the majority due to information technology spending.

YEAR 2000 ISSUES AND CONSEQUENCES

      The Company is continuing the process of reviewing its systems and those of its key vendors and suppliers with respect to the impact of Year 2000. With respect to its suppliers, the Company has initiated a review of its key suppliers and has received assurance from its key suppliers that they have taken steps to ensure that they will not interrupt the Company's supply chain and that they have addressed or are addressing any Year 2000 impact on their respective organizations. The Company believes that there are alternative sources of supply for the primary materials used in its operations and therefore, has limited exposure to a disruption in its supply chain.

      With respect to its internal information systems, the Company has converted its financial and business operations systems to software that is Year 2000 compliant. Other non-information technology based systems and equipment do not appear to have Year 2000 issues. The Company does not believe that the Year 2000 issues will have a material impact on the business.

                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits
          Exhibit No                         Description
          ----------                         -----------
              27.1                  Financial Data Schedule

          (b) Reports on Form 8-K
                   (None)

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by undersigned, thereunto duly authorized.








                                      ROCKWELL MEDICAL TECHNOLOGIES, INC.
                                                  (Registrant)


       Date: May 7, 1999                       /s/ ROBERT L. CHIOINI
                                               --------------------------------
                                                 Robert L. Chioini
                                               President, Chief Executive
                                               Officer and Director (Principal
                                               Executive Officer)



       Date: May 7, 1999                       /s/ THOMAS E. KLEMA
                                               --------------------------------
                                                 Thomas E. Klema
                                               Vice President of Finance, Chief
                                               Financial Officer, Treasurer and
                                               Secretary (Principal Financial
                                               Officer and Principal Accounting
                                               Officer)