Form 10QSB
period 1999-06-30
ROCKWELL MEDICAL TECHNOLOGIES INC
filed 1999-08-12
CIK 1041024

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                -----------------

(MARK ONE)

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM            TO
                              ------------  ------------

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



                            28025 OAKLAND OAKS DRIVE
                              WIXOM, MICHIGAN 48393
                          ------------------------------
                         (Address of principal executive
                                    offices)

                                (248) - 449 - 3353
                            -------------------------
                            Issuer's telephone number


                                     (NONE)
                            -------------------------
(Former name, former address and former fiscal year, if changed since last report)



      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]


      State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 4,852,022 Common Shares outstanding and 3,625,000 Common Share Purchase Warrants outstanding as of August 5, 1999.


Transitional Small Business Disclosure Format (Check one):
Yes [  ]  No [ X ]

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                               AS OF JUNE 30, 1999

                                 (WHOLE DOLLARS)
                                   (Unaudited)

                                                                                                                  JUNE 30, 1999

                                     ASSETS
     Cash and Cash Equivalents........................................................................              $ 1,124,019
     Accounts Receivable, net of allowance for doubtful accounts of $55,745...........................                  834,062
     Inventory........................................................................................                  347,965
     Other Current Assets.............................................................................                   47,297
                                                                                                                     ----------
         TOTAL CURRENT ASSETS.........................................................................                2,353,343

     Property and Equipment, net......................................................................                  829,661
     Other Non-current Assets.........................................................................                  138,396
     Excess of Purchase Price over Fair Value of Net Assets Acquired, net.............................                1,196,792
                                                                                                                     ----------
          TOTAL ASSETS................................................................................               $4,518,192
                                                                                                                     ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
     Accounts Payable.................................................................................               $  407,468
     Accrued Liabilities..............................................................................                  186,407
                                                                                                                     ----------
          TOTAL CURRENT LIABILITIES                                                                                     593,875

     SHAREHOLDERS' EQUITY:
     Common Shares, no par value, 4,852,022  shares issued and outstanding............................                8,734,773
     Common Share Purchase Warrants, 3,625,000  warrants issued and outstanding.......................                  251,150
     Accumulated Deficit..............................................................................               (5,061,606)
                                                                                                                     ----------
                                                                                                                      3,924,317
                                                                                                                     ----------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..................................................               $4,518,192
                                                                                                                     ==========



               The accompanying notes are an integral part of the
                       consolidated financial statements.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                         CONSOLIDATED INCOME STATEMENTS

       FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998

                                 (WHOLE DOLLARS)
                                   (Unaudited)

                                                                 THREE MONTHS   THREE MONTHS    SIX MONTHS    SIX MONTHS
                                                                    ENDED          ENDED          ENDED          ENDED
                                                                JUNE 30, 1999   JUNE 30, 1998  JUNE 30, 1999 JUNE 30, 1998
                                                                -------------   -------------  ------------- -------------


SALES............................................                $ 1,537,046    $ 1,180,130    $ 3,121,256    $ 2,153,289
Cost of Sales....................................                  1,387,837      1,292,579      2,824,041      2,427,157
                                                                 -----------    -----------    -----------    -----------
  GROSS MARGIN (DEFICIT).........................                    149,209       (112,449)       297,215       (273,868)
Selling, General and Administrative                                  526,072        447,671      1,056,963        836,944
                                                                 -----------    -----------    -----------    -----------
OPERATING LOSS                                                      (376,863)      (560,120)      (759,748)    (1,110,812)
                                                                 -----------    -----------    -----------    -----------
Interest Income, net ............................                     10,622         17,384         35,369         28,491
                                                                 -----------    -----------    -----------    -----------
  NET LOSS.......................................                $  (366,241)   $  (542,736)   $  (724,379)   $(1,082,321)
                                                                 ===========    ===========    ===========    ===========

Average shares outstanding                                         4,838,111      4,859,794      4,834,281      4,600,712
BASIC AND DILUTED LOSS PER SHARE.................                $      (.08)   $      (.11)   $      (.15)   $      (.24)

               The accompanying notes are an integral part of the
                       consolidated financial statements.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

            FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998

                                 (WHOLE DOLLARS)
                                   (Unaudited)

                                                                1999          1998
                                                                ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..............................................   $  (724,379)   $(1,082,321)
  Adjustments to reconcile net loss to net cash used for
     operating activities:
     Depreciation and Amortization . . . . . . . . . . .       202,303        169,906
     Compensation recognized for stock options . . . . .        50,570         49,263
                                                           -----------    -----------
                                                              (471,506)      (863,152)
     Changes in Working Capital:
       Decrease (Increase) in Accounts Receivable. . . .      (125,374)      (187,305)
       Decrease (Increase) in Inventory. . . . . . . . .      (125,870)        (7,380)
       Decrease (Increase) in Other Assets . . . . . . .        17,721        (14,294)
       Decrease in Accounts Payable. . . . . . . . . . .      (121,240)      (587,326)
       Increase (Decrease) in Other Liabilities. . . . .        13,059       (255,367)
                                                           -----------    -----------
          Net Change in Working Capital. . . . . . . . .      (341,704)    (1,151,672)
                                                           -----------    -----------
           NET CASH USED IN OPERATIONS . . . . . . . . .      (813,210)    (1,914,824)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Equipment. . . . . . . . . . . . . . . . .       (27,995)      (267,138)
  Redemption of Certificate of Deposit . . . . . . . . .          --           25,000
                                                           -----------    -----------
           CASH USED IN INVESTING ACTIVITIES . . . . . .       (27,995)      (242,138)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Common Shares and Purchase Warrants. . . .        32,027      5,794,914
  Cost of Initial Public Offering. . . . . . . . . . . .          --          286,729
  Purchase of Common Shares. . . . . . . . . . . . . . .          --         (164,359)
  Repayment of notes payable . . . . . . . . . . . . . .          --         (200,000)
  Redemption of Series A  Preferred Stock. . . . . . . .          --       (1,095,915)
                                                           -----------    -----------
            CASH PROVIDED BY FINANCING ACTIVITIES. . . .        32,027      4,621,369

INCREASE (DECREASE) IN CASH. . . . . . . . . . . . . . .      (809,178)     2,464,407
CASH AT BEGINNING OF PERIOD. . . . . . . . . . . . . . .     1,933,197         63,342
                                                           -----------    -----------
CASH AT END OF PERIOD. . . . . . . . . . . . . . . . . .   $ 1,124,019    $ 2,527,749
                                                           ===========    ===========

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

    In the opinion of management, all necessary adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

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

    During each of the six month periods ended June 30, 1998 and 1999, the Company paid fees to the consulting firm of Wall Street Partners, Inc. for financial and management services. Amounts paid for the first six months of 1998 were $150,000 and for the first six months of 1999 were $ 120,000. During the first half of 1998, the principals of the consulting firm were shareholders, and members of the Board of Directors of the Company. Mr. Xirinachs withdrew from the consulting firm and is no longer a consultant with Wall Street Partners, Inc. nor is he currently a member of the Board of Directors of the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 1999 AND 1998

    Sales in the second quarter of 1999 were $ 1,537,000 and were 30% higher than the second quarter of 1998. The Company realized sales volume growth as well as higher prices across its product lines. The Company's sales are primarily hemodialysis concentrates and related ancillary products and supplies sold to hemodialysis providers. The majority of the Company's revenues are from hemodialysis concentrates. The Company realized sales growth of 32 % in its hemodialysis concentrate products as a result of a combination of increased volume, higher prices and the introduction of new products from the year earlier period. Average selling prices on the Company's products increased by between 9-13% on its product lines compared to the second quarter of 1998. The Company successfully introduced two new products during the fourth quarter of 1998. Sales of these new products represented approximately 20% of total concentrate product sales in the second quarter of 1999. Ancillary sales increased 15.5% over the year earlier period. In addition, the Company also realized an increase in freight revenue of 34% primarily derived from backhaul revenue following delivery of the Company's products.

    For the six months ended June 30, 1999, the Company's revenue increased by 45% over the first half of 1998. The Company had first half 1999 sales of $3,121,000 which exceeded the first half of 1998 by $ 968,000. Sales increased due to the growth of the Company's business coupled with higher average selling prices, improved product mix and the introduction of new products. The Company realized growth in concentrate sales of $ 858,000 or 47% compared to last year. Average selling prices for the Company's concentrate products were 10-12% higher than the first half of 1998. New product sales represented 46% of the total growth in concentrate sales. The Company's Dri-Sate (TM)Dry Acid Concentrate introduced in late 1998, contributed to the addition of new accounts and also replaced existing lower margin products.

    Gross Profit Margins for the second quarter were 9.7% compared to a deficit of 9.5 % in the second quarter of 1998. The 19.2 percentage point improvement in margins was derived from improved pricing, and more favorable customer and product mix coupled with the favorable impact of higher overall volume. Similarly, gross profit margins for the first half of 1999 were 9.5% as compared to a deficit of 12.7% in the first half of 1998. Higher average selling prices of concentrate products accounted for approximately half of the overall margin improvement with the remainder attributable to overall growth in the Company's business coupled with an improved product mix.

    Selling, General & Administrative expenses were $ 526,000 for the quarter as compared to $ 448,000 in the second quarter of 1998. Similarly, expense for the first six months of 1999 was $1,057,000 as compared to $837,000 for the first six months of 1998. The overall expense increase from the year earlier period was due to a variety of items primarily related to the development of the Company's sales and administrative staff. Selling expenses increased in 1999 as a result of sales staff added during 1998 coupled with increased advertising costs in 1999 to support development of the Company's business. In addition, costs related to the Company's status as a public company also contributed to an increase in costs over 1998.

    Interest income for the first six months of 1999 was $ 35,000 as compared to $ 28,000 in 1998.

    The Company had a net loss of $ 366,000 for the second quarter of 1999 compared to a loss of $ 543,000 in the second quarter of 1998 for an improvement of $176,000 and a 33% reduction in the loss from the year earlier quarter. Basic and fully diluted earnings per share improved $0.03 to a loss of ($ 0.08) as compared to a loss of ($0.11) in 1998. For the six months ended June 30, 1999, the Company incurred a loss of $ 724,000 or ($0.15) per share. In the first six months of 1998, the Company incurred a loss of $ 1,082,000 or $ (0.24) per share. Earnings for the first six months of 1999 improved by $ 358,000 or 33%. Similarly, basic and fully diluted earnings per share were $.09 per share better in the first six months of 1999 compared to the first six months of 1998.

LIQUIDITY AND CAPITAL RESOURCES

    In 1998, the Company issued 1,800,000 Common Shares and 3,105,000 Common Share Purchase Warrants in an Initial Public Offering on January 26,1998. The net offering proceeds of $ 5.8 million were used for: (a) payments for redemption of the Series A Preferred Shares ($1.2 million), (b) payments of accounts payable and certain liabilities ($ 1,100,000), and (c) repayment of promissory notes ($ 217,000). The balance of the cash remaining, approximately $3.3 million at that time, was intended to be used to fund operating cash needs, capital equipment acquisitions and business development throughout the United States.

    As of June 30, 1999, the Company had cash balances and short term investments of $ 1.1 million to fund its future operating cash needs. The Company anticipates that it will continue to have a need for cash to continue its business development efforts and to fund future operating losses. The Company anticipates that it has sufficient cash resources to meet its current cash requirements to fund operations over the next twelve months.

    During the second quarter of 1999, the Company's cash balances decreased by $ 149,000. Cash used to fund operating losses was $ 240,000. The Company successfully reduced its accounts receivable by $ 162,000 during the quarter, which partially funded the cash needs for the second quarter.

    For the first six months of 1999, the Company's cash balances decreased by $ 809,000 with $ 471,500 used to fund operating activities and $ 341,700 to fund working capital additions to support the Company's growth efforts. Working capital additions were primarily for inventory $ 126,000 and for accounts receivable $ 125,000. The Company added additional inventory to support the launch of its new products and does not anticipate further significant inventory additions for the remainder of 1999. In addition, while accounts payable decreased by $ 121,000 since the beginning of the year, the Company does not anticipate any further reductions in accounts payable during 1999.

    Capital spending for the first half of 1999 was $28,000 with the majority due to information technology spending coupled with manufacturing equipment additions.

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

    With respect to its internal information systems, the Company does not anticipate any adverse impact from Year 2000 issues. The Company has converted its financial and business operations systems to software that is Year 2000 compliant. The Company anticipates that at its current pace of business growth it may elect to upgrade its current information system network. The Company anticipates that it may upgrade its computer network during the fourth quarter of 1999. The impact of this upgrade is not financially material to the company, involves no programming modification to application software and is not anticipated to have any adverse impact on business operations. Other non-information technology based systems and equipment do not appear to have Year 2000 issues. The Company does not believe that Year 2000 issues will have a material impact on the business.

                          PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits

        Exhibit No                         Description
        -----------                        -----------
           27.1                     Financial Data Schedule - 3 mos.
           27.2                     Financial Data Schedule - 6 mos.


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





                                    ROCKWELL MEDICAL TECHNOLOGIES, INC.
                                               (Registrant)


Date: August 12, 1999                   /s/ ROBERT L. CHIOINI
                                       ----------------------------------------
                                         Robert L. Chioini
                                       President, Chief Executive
                                       Officer and Director (Principal
                                       Executive Officer)

Date: August 12, 1999                  /s/ THOMAS E. KLEMA
                                      -----------------------------------------
                                        Thomas E. Klema
                                      Vice President of Finance, Chief
                                      Financial Officer, Treasurer and
                                      Secretary (Principal Financial
                                      Officer and Principal Accounting
                                      Officer)

                                 Exhibit Index
                                 -------------


Exhibit Index                                                Description
-------------                                                -----------
   27.1                                                Financial Data Schedule
   27.2                                                Financial Data Schedule