Form 10QSB
period 1999-09-30
ROCKWELL MEDICAL TECHNOLOGIES INC
filed 1999-11-10
CIK 1041024

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                -----------------

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934.

FOR THE TRANSITION PERIOD FROM            TO
                               ----------    ----------

COMMISSION FILE NUMBER: 000-23-661

                                -----------------

                       ROCKWELL MEDICAL TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)

           MICHIGAN                                   38 -3317208
 -------------------------------           -----------------------------------
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


                                     (NONE)
                              ---------------------
      (Former name, former address and former fiscal year, if changed since last report)



      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
No [ ]


      State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 4,854,397 Common Shares outstanding and 3,625,000 Common Share Purchase Warrants outstanding as of November 2, 1999.


Transitional Small Business Disclosure Format (Check one):
Yes [ ]  No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.


               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                            AS OF SEPTEMBER 30, 1999

                                 (WHOLE DOLLARS)
                                   (Unaudited)

                                                                                                   SEPTEMBER 30,
                                                                                                       1999

                                            ASSETS
Cash and Cash Equivalents........................................................................  $  1,005,215
Accounts Receivable, net of allowance for doubtful accounts of $55,745............................      781,960
Inventory.........................................................................................      371,654
Other Current Assets..............................................................................      101,112
                                                                                                   ------------
    TOTAL CURRENT ASSETS..........................................................................    2,259,941

Property and Equipment, net.......................................................................      765,717
Other Non-current Assets..........................................................................      138,396
Excess of Purchase Price over Fair Value of Net Assets Acquired, net..............................    1,157,614
                                                                                                   ------------
     TOTAL ASSETS................................................................................. $  4,321,668
                                                                                                   ============


                                LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts Payable.................................................................................. $    343,149
Accrued Liabilities...............................................................................      297,182
                                                                                                   ------------
     TOTAL CURRENT LIABILITIES....................................................................      640,331

SHAREHOLDERS' EQUITY:
Common Shares, no par value, 4,854,397  shares issued and outstanding.............................    8,749,858
Common Share Purchase Warrants, 3,625,000  warrants issued and outstanding........................      251,150
Accumulated Deficit...............................................................................   (5,319,671)
                                                                                                   ------------
                                                                                                      3,681,337
                                                                                                   ------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY................................................... $  4,321,668
                                                                                                   ============

        The accompanying notes are an integral part of the consolidated financial statements.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                         CONSOLIDATED INCOME STATEMENTS

  FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

                                 (WHOLE DOLLARS)
                                   (Unaudited)

                                              THREE MONTHS ENDED   THREE MONTHS ENDED   NINE MONTHS ENDED    NINE MONTHS ENDED
                                                 SEPT. 30, 1999      SEPT. 30, 1998       SEPT. 30, 1999       SEPT. 30, 1998
                                              ------------------   ------------------   -----------------    -----------------
SALES......................................       $ 1,604,453          $ 1,547,273         $ 4,725,709          $  3,700,562
Cost of Sales..............................         1,404,003            1,528,926           4,228,044             3,956,083
                                                    ---------           ----------          ----------           -----------
  GROSS MARGIN (DEFICIT)...................           200,450               18,347             497,665              (255,521)
Selling, General and Administrative                   471,875              520,947           1,528,838             1,357,890
                                                    ---------           ----------          ----------           -----------
OPERATING LOSS                                       (271,425)            (502,600)         (1,031,173)           (1,613,411)
Interest Income, net ......................            13,359               27,804              48,729                56,294
                                                    ---------           ----------          ----------           -----------
  NET LOSS.................................       $  (258,066)         $  (474,796)        $  (982,444)         $ (1,557,117)
                                                  ===========          ===========         ===========          ============

Average shares outstanding                          4,853,637            4,830,450           4,840,733             4,689,731
BASIC AND DILUTED LOSS PER SHARE...........           $(.05)               $(.10)              $(.20)                $(.33)

        The accompanying notes are an integral part of the consolidated financial statements.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

                                 (WHOLE DOLLARS)
                                   (Unaudited)

                                                                                             1999               1998
                                                                                             ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.......................................................................        $ (982,444)        $(1,557,117)
  Adjustments to reconcile net loss to net cash used for
     operating activities:
     Depreciation and Amortization...............................................           302,546             264,486
     Compensation recognized for stock options...................................            63,407              82,571
                                                                                         ----------         -----------
                                                                                           (616,491)         (1,210,060)
     Changes in Working Capital:
       Decrease (Increase) in Accounts Receivable................................           (73,272)           (296,804)
       Decrease (Increase) in Inventory..........................................          (149,559)            104,568
       Decrease (Increase) in Other Assets.......................................           (36,095)               (737)
       Decrease in Accounts Payable..............................................          (185,559)           (627,958)
       Increase (Decrease) in Other Liabilities..................................           123,835            (223,194)
                                                                                         ----------         -----------
          Net Change in Working Capital..........................................          (320,650)         (1,044,125)
                                                                                         ----------         -----------
           NET CASH USED IN OPERATIONS...........................................          (937,141)         (2,254,185)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Equipment..........................................................           (25,117)           (391,722)
  Redemption of Certificate of Deposit...........................................                                25,000
                                                                                         ----------         -----------
           CASH USED IN INVESTING ACTIVITIES.....................................           (25,117)           (366,722)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Common Shares and Purchase Warrants................................            34,276           5,794,914
  Cost of Initial Public Offering................................................              --               286,729
  Purchase of Common Shares......................................................              --              (164,359)
  Repayment of notes payable.....................................................              --              (200,000)
  Redemption of Series A  Preferred Stock........................................              --            (1,095,915)
                                                                                               --           -----------
            CASH PROVIDED BY FINANCING ACTIVITIES................................            34,276           4,621,369

INCREASE (DECREASE) IN CASH......................................................          (927,982)          2,000,462
CASH AT BEGINNING OF PERIOD......................................................         1,933,197              63,342
                                                                                         ----------         -----------
CASH AT END OF PERIOD............................................................        $1,005,215         $ 2,063,804
                                                                                         ==========         ===========

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

    On January 26, 1998 the Company issued 1,800,000 Common Shares and 3,105,000 Common Share Purchase Warrants pursuant to a Registration Statement filed with the Securities and Exchange Commission. The offering price was $4.00 per share for the Common Shares and $.10 per warrant for the Common Share Purchase Warrants. Net proceeds from this offering were approximately $5.8 million. Proceeds were used to redeem the Series A Preferred Shares, repay notes payable and reduce accounts payable and accrued expenses. The balance of the funds was invested in short-term cash investments.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The consolidated financial statements of the Company include the accounts of Rockwell Medical Technologies, Inc. and its wholly owned subsidiary, Rockwell Transportation, Inc. All intercompany balances and transactions have been eliminated.

    In the opinion of management, all necessary adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

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

    During each of the nine month periods ended September 30, 1998 and 1999, the Company paid fees to the consulting firm of Wall Street Partners, Inc. for financial and management services. Amounts paid for the first nine months of 1998 were $225,000 and for the first nine months of 1999 were $180,000.
During the first nine months of 1998, the principals of the consulting firm were shareholders and members of the Board of Directors of the Company. Since October 31, 1998, the remaining sole principal of the consulting firm is a shareholder and Chairman of the Board of the Company.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998

    The Company's net earnings improved by $217,000 in the third quarter of 1999 as compared to the third quarter of 1998. The Company's third quarter loss was $(258,000) as compared to a loss of $(475,000) in the third quarter of 1999. Improvements to the operating results were largely due to improvements in the Company's gross profit margins coupled with increased revenues. Basic and fully diluted earnings per share increased by $.05 with the loss per share reduced by half from the third quarter of 1998. Third quarter 1999 loss per share was $(.05) compared to $(.10) in the third quarter of 1998.

    Improvements to the Company's results have largely been due to its strategy to increase sales of its Dry Acid Products. The Company has emphasized the sale of its Dri-Sate(TM) Dry Acid Concentrate in both new accounts and in the conversion of its existing customer base from liquid acid concentrate products to Dri-Sate. Rockwell's Dri-Sate(TM) Dry Acid Concentrate product was introduced during the first quarter of 1999 and for the third quarter its sales represented 36% of total acid sales. The Company's gross profit margins have increased largely as a result of product conversion to Dri-Sate, increased pricing and changes to the Company's customer mix. Gross profit margins increased 11.3 percentage points to 12.5% in the third quarter of 1999 from 1.2% in the third quarter of 1998.

    The Company experienced a significant shift in both its customer and product mix compared to the third quarter of 1998. In the third quarter, net sales increased by $57,000 with direct ship business up $320,000 while distributor sales decreased by $263,000. Excluding distributor related sales volume, sales of the Company's concentrate products increased by 35% or $363,000 while sales of ancillary items and freight recoveries decreased by $35,000 from the third quarter of 1998. The Company experienced higher average selling prices on the Company's core concentrate products of between 6-8% for non-distributor related sales compared to the year earlier quarter.

    As a result of a shift in product and customer mix, the Company's gross profit dollars grew at a higher rate than its revenue. Gross Profit increased $182,000 over the third quarter last year, while revenue for the third quarter of 1999 was $57,000 or 3.7% higher than the third quarter of 1998. Third quarter 1999 sales were $1,604,000 as compared to $1,547,000 in the third quarter of 1998. Contributing to Rockwell's improved profitability has been an increase in higher margin direct ship customers with a more favorable product mix.

Rockwell has gained distribution efficiencies through the sale of its Dri-Acid product line. During the third quarter of 1999, the Company's sales of lower margin products to distributors decreased which contributed to improving the Company's overall gross profit margins.

    For the third quarter, the Company's net loss was 16.1% of sales compared to 30.7% in the third quarter of 1998 for a total improvement of 14.6 percentage points. Gross profit margins improved by 11.3 percentage points to sales and selling, general and administrative costs improved by 4.2 percentage points to sales compared to the third quarter last year. Interest Income decreased by $14,000 compared to the third quarter of 1998.


RESULTS OF OPERATIONS FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND
1998

    For the nine months ended September 30, 1999, the Company reported a 27.7% increase in sales revenue over the first nine months of 1998. Sales were $4,726,000 for the first three quarters of 1999 and increased by $1,025,000 over the first three quarters of 1998. The Company's sales have increased due to a combination of factors including new business development, the introduction of new products, an improved product mix and higher average selling prices.

    Rockwell's introduction of Dri-Sate(TM)Dry Acid Concentrate and Sterilyte(TM)Liquid Bicarbonate in early 1999 have made significant contributions to the Company's increased revenue and its improved profitability. Revenue of these new products accounted for an increase of 19% in revenue over the first nine months of 1998. In addition, the Company's average selling prices of its core concentrate products have increased by between 9 - 10% as a result of changes to its mix of customers and due to higher average selling prices in its accounts. The Company has reduced its business with certain distributors that were below its margin objectives and offset the reduced distributor sales with new business at higher profitability levels.

    All of the above factors have contributed to improving the Company's gross profit margins, which have increased by 17.4 percentage points in 1999. Gross profit margin was 10.5% for the first nine months of 1999 as compared to a deficit of (6.9%) in the first three-quarters of 1998. Gross profit increased by $753,000 over the first nine months of 1999 compared to the same period last year. Improvements to gross profit were largely driven by higher sales volume, more favorable selling prices and lower distribution costs to sales resulting from the increased revenue from Dry Acid Concentrate.

Selling, General & Administrative expenses increased by $152,000 over the first three quarters of 1999 compared to 1998 largely as a result of advertising and selling expenses related to new business development, $60,000, with the remainder of the increase attributable to increased human resource costs to operate the business.

Interest income decreased by $26,000 as a result of lower cash balances available for investment. Year to date interest income was $49,000 compared to $75,000 in 1998.

Earnings through the nine months ending September 30, 1999 were $575,000 higher than in 1998 over the same period. The Company's loss was $(982,400) through September 30, 1999 as compared to $(1,557,000) for the same period of 1998. Similarly, basic and fully diluted earnings per share improved $.13 to a loss of $(.20) in 1999 versus $(.33) in 1998. The majority of the earnings improvement was due to higher revenue, up 27.7%, and increased gross profit margins, up 17.7 margin points.




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

    As of September 30, 1999 the Company had cash balances and short term investments of $1.0 million to fund its future operating cash requirements. The Company anticipates that it will continue to have a need for cash to fund its business development efforts and to fund future operating losses. The Company anticipates that it has sufficient cash resources to meet its current cash requirements to fund operations over the next twelve months.

     During the third quarter, the Company's cash balances decreased by $119,000. Cash used to fund operating losses was $145,000 which was partially offset by aggregate reductions in working capital of $21,000. The Company was able to successfully reduce its accounts receivable through improved collection management efforts during the third quarter. Receivables decreased by $52,000 in the quarter despite higher sales during the quarter. Inventories increased modestly in support of the Company's sales growth during the third quarter.

     For the nine months ended September 30, 1999, overall cash balances decreased by $928,000 with $616,000 used to fund operating losses and $320,000 used to fund increases in working capital primarily for increases in receivables and inventory of $232,000 used to support the Company's business development efforts. The Company has added $150,000 of inventory to support its sales growth. Sales, in the first nine months of 1999, have increased $1,025,000 or 27.7%. The Company does not anticipate any significant increase in inventories for the remainder of 1999. Accounts payable decreased by $185,000 in 1999 and the Company anticipates no further reduction in accounts payable in 1999.

     Capital spending for the first nine months of 1999 was $25,000 with the majority due to information technology spending coupled with minor manufacturing equipment additions.

YEAR 2000 ISSUES AND CONSEQUENCES

    The Company is continuing the process of reviewing its key vendors, suppliers and service providers and their respective readiness for any impact from Year 2000 information system issues. The Company has received assurance from all key vendors with respect to their readiness to continue an uninterrupted supply chain with the Company. The Company's primary vendors have assured the Company that they have addressed or are addressing any Year 2000 issues that may impact the Company's supply chain. The Company believes that there are alternative sources of supply for the key components of its products and that it has limited exposure to a disruption to its supply chain.

With respect to its internal information systems, the Company has tested its operating system software and believes it to be Year 2000 ready. The manufacturers of its application software have represented that such software applications are Year 2000 compliant. Other non-information technology based systems and equipment do not appear to have Year 2000 issues. Based on its review of its vendors', service providers and internal systems readiness, the Company does not believe that Year 2000 issues will have a material impact on its business.

                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits
         Exhibit No                         Description
         ----------                         -----------
            27.1 Financial Data Schedule for the 3 months ended September 30, 1999

            27.2 Financial Data Schedule for the 9 months ended September 30, 1999

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





                                    ROCKWELL MEDICAL TECHNOLOGIES, INC.
                                                 (Registrant)


Date: November 10, 1999                  /s/ ROBERT L. CHIOINI
                                         --------------------------------
                                           Robert L. Chioini
                                         President, Chief Executive
                                         Officer and Director (Principal
                                         Executive Officer)

Date: November 10, 1999                  /s/ THOMAS E. KLEMA
                                         -------------------------------
                                           Thomas E. Klema
                                         Vice President of Finance, Chief
                                         Financial Officer, Treasurer and
                                         Secretary (Principal Financial
                                         Officer and Principal Accounting
                                         Officer)

                                 EXHIBIT INDEX
                                 -------------

EX 27.1        Financial Data Schedule for the 3 months ended September 30, 1999

EX 27.2        Financial Data Schedule for the 9 months ended September 30, 1999