Form 10KSB
period 1999-12-31
ROCKWELL MEDICAL TECHNOLOGIES INC
filed 2000-03-30
CIK 1041024

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

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999 OR

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

                          COMMON SHARES, NO PAR VALUE
                                (TITLE OF CLASS)

                         COMMON SHARE PURCHASE WARRANTS
                                (TITLE OF CLASS)
                            ------------------------
     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year: $6,688,914

     State the aggregate market value of the voting and non voting common equity held by non-affiliates: $13,084,794 as of March 24, 2000.

     Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 4,854,397 Common Shares outstanding and 3,625,000 Common Share Purchase Warrants outstanding as of March 24, 2000.

     Documents incorporated by reference: Portions of the Registrant's definitive Proxy Statement pertaining to the 2000 Annual Meeting of Shareholders (the "Proxy Statement") filed pursuant to Regulation 14A are herein incorporated by reference.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

     Rockwell Medical Technologies, Inc. (the "Company") is a Michigan corporation, incorporated on October 25, 1996. From October 25, 1996 through February 18, 1997 the Company had no operations and incurred only legal and consulting expenses. On February 19, 1997, the Company acquired substantially all of the assets of Rockwell Medical Supplies, L.L.C. and of Rockwell Transportation, L.L.C. (collectively, the "Predecessor Company") used in connection with the business of manufacturing hemodialysis concentrates and dialysis kits and distributing and delivering these and other products to hemodialysis clinics. The Predecessor Company began operations in January 1996.

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

INDUSTRY BACKGROUND

     The Company provides products used in the treatment of patients with end-stage renal disease ("ESRD"). In 2000 there are an estimated 300,000 ESRD patients in the United States, whose permanent kidney failure requires long-term dialysis for survival. According to the United States Department of Health and Human Services ("DHHS"), the ESRD patient population has increased, on average, 7.9% per year for the five years preceding 1998. Incidence of kidney failure is increasing as a by-product of the aging population, an increasing occurrence of diabetes and hypertension, and increased use of prescription drugs. ESRD patients are essentially treated as chronic patients, with repeated dialysis treatments replacing their nonfunctioning kidneys. Most patients undergoing hemodialysis treatments generally receive three treatments per week or 156 treatments per year, although the amount of weekly treatments may vary.

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

     In addition to using concentrate solutions and chemical powders (which must be replaced for each use for each patient) a dialysis station requires various other ancillary products such as on-off kits, sterile subclavian dressing change trays, arterial and venous blood tubing lines, fistula needles, intravenous administration sets, transducer protectors, dialyzers and various other ancillary products, many of which the Company sells.

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

     Hemodialysis providers are generally either independent clinics or hospitals. According to the DHHS, since 1973 the total number of hemodialysis providers in the United States has more than quintupled from 606 in 1973 to over 3,586 in December 1998. Independent providers comprised 2,723 of such providers, hospitals comprised 628 of such providers and kidney transplant centers comprised 235 of such providers at the end of 1998 according to the DHHS. The Company currently supplies over 300 hemodialysis providers in over 22 states across the United States. The number of patients receiving hemodialysis has also grown substantially in recent years. According to the last published statistics by the DHHS, in 1997 more than 228,000 patients were treated in Medicare-approved renal facilities as compared to 68,390 patients in 1985. According to the DHHS, from 1985 to 1998, the number of hemodialysis stations, which are areas equipped to provide adequate and safe dialysis therapy, grew from 17,845 stations to 53,983 stations. The number of Medicare-approved dialysis machines increased by 3,130 stations or 6.2% between 1997 and 1998 based on the latest published statistics by the DHHS.

STRATEGY

     The Company's long term objectives are to increase its market share, expand its product line offering, extend its geographical coverage and improve its profitability by implementing the following strategies:

     - Acting as a Single Source Supplier. The Company has positioned itself as an independent "one-stop-shop" to its customers for the concentrates, chemicals and supplies necessary to support a hemodialysis provider's operation. Some of the Company's competitors for concentrates do not offer a full line of hemodialysis products requiring customers to do business with a number of suppliers in order to purchase necessary supplies. Rockwell offers a full line of hemodialysis supplies.

     - Increasing Revenue Through Sales of New Products. The Company introduced two new product lines in 1999; Dri-Sate(TM) Dry Acid Concentrate and SteriLyte(TM) Liquid Bicarbonate. The Company believes that these are superior to competitors' product offerings. The Company successfully introduced the Dri-Sate(TM) product line in 1999 and it has grown to represent a significant share of the Company's acid concentrate sales in its first year. The Company anticipates Dri-Sate(TM) will continue to capture market share and will allow the Company to achieve its gross margin objectives. The Company also anticipates that its SteriLyte(TM) Liquid Bicarbonate product line will gain market share in the acute care market segment due to its higher quality and longer shelf life.

     - Increasing Revenue Through Ancillary Product Line Expansion. The Company believes that the market potential for ancillary products and supplies used by hemodialysis providers is equivalent to or greater than the market for dialysis concentrates. The Company's strategy is to offer cost effective ancillary products that include ancillary products such as specialized kits, fistula needles, gloves, chemicals, sterile dressings and blood tubing. Many of these ancillary items are purchased based on price and are generally acquired from various suppliers. The Company believes that as it continues to gain market share that it will increasingly be able to procure these ancillary items on a cost effective basis and will provide its customers with convenience from a single supply source at a highly competitive price level.

     - Offering a Higher Level of Delivery/Customer Service. By using its own delivery vehicles and drivers, the Company believes that it can offer a higher level of customer service to hemodialysis providers than if it relied primarily on the use of common carriers to distribute its products. The Company's drivers perform services for customers that are generally not available from common carriers, such as stock rotation, non-loading-dock delivery and drum pump-offs. A drum pump-off requires the driver to pump hemodialysis concentrates from a 55 gallon drum into larger holding tanks within the hemodialysis clinic. The Company believes that its main competitors generally use common carriers for delivery of their products. The Company believes it offers a higher level of distribution service to its customers through the use of its own delivery vehicles and drivers.

     - Expanding Market Share in Target Regions. Because of the costs associated with transporting and delivering hemodialysis concentrates, the Company believes that it has a competitive cost advantage with certain clinics that are located within a reasonable proximity to the Company's manufacturing facility over other manufacturers outside of such proximity. The Company also believes that it can add additional manufacturing sites in certain geographic regions that will provide it with a competitive cost advantage and with superior customer service levels due to their proximity to the customer. The Company intends to leverage its existing customer relationships to expand into geographic areas where it currently has a minor or negligible presence.

PRODUCTS

     The Company manufactures hemodialysis concentrates and sells, distributes and delivers such products, as well as a full line of ancillary hemodialysis products to hemodialysis providers and distributors located in more than 22 states as well as several foreign countries. Hemodialysis concentrates are comprised of two primary product types, which are generally described as acid dialysate and bicarbonate.

"Acidified Dialysate Concentrate"

     Acid dialysate generally contains sodium chloride, dextrose and electrolyte additives such as magnesium, potassium, and calcium. Acid products are manufactured in three basic series to reflect the dilution ratios used in dialysis machines which are manufactured by various companies. The Company supplies all three product series and currently manufactures approximately 60 different formulations. The Company supplies liquid acid concentrate in both 55 gallon drums and in cases with 4 - 1 gallon containers.

"Bicarbonate"

     Bicarbonate is generally sold in powder form and each clinic generally mixes bicarbonate on site as required. The company offers approximately 20 bicarbonate products covering all three series of manufacturers' bicarbonate dilution ratios.

"Ancillary Products"

     The Company offers a wide range of ancillary products including fistula needles, gloves, kits, dressings, cleaning agents, filtration salts and other supplies used by hemodialysis providers.

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

DISTRIBUTION AND DELIVERY OPERATIONS

     The majority of the distribution of the Company's products is provided by the Company's subsidiary, Rockwell Transportation, Inc. Rockwell Transportation, Inc. leases and operates a fleet of twelve trucks which are used to deliver products to the Company's customers. A minor portion of the Company's deliveries, primarily to medical products distributors, is provided by common carriers contracted by the Company on a competitive rate basis.

     Rockwell Transportation, Inc. currently employs twelve drivers to operate its truck fleet, one dispatcher, and an individual to manage its trucking operations. The Company's liquid acid concentrates are generally packaged in 55-gallon re-usable drums weighing approximately 550 pounds each. The Company performs services for customers that are generally not available from common carriers, such as stock rotation, non-loading-dock delivery and drum pump-offs. The Company's primary competitors generally use common carriers and/or do not perform the same services for delivery of their products. The Company believes it offers a higher level of service to its customers through the use of its own delivery vehicles and drivers.

     As the Company continues to grow and migrate its product mix to its Dri-Sate(TM) Dry Acid Concentrate the Company anticipates that it will achieve distribution efficiencies from its truck fleet as a result of reduced frequency of deliveries, increased end user sales volume per truckload and increased back-haul revenue.

     The Company's trucking operations are and will continue to be subject to various state and federal regulations, which if changed or modified, could adversely affect the Company's business, financial condition and results of operations.

SALES AND MARKETING

     The Company primarily sells its products directly to domestic hemodialysis providers through three independent sales representative companies and two direct salespeople employed by the Company. In addition, the President and Chief Executive Officer of the Company leads and directs the sales efforts to the Company's major accounts. The Company also utilizes two independent distributors in the United States. Certain international customers are sold through sales agents.

     The Company's sales and marketing initiatives are directed at purchasing decision makers at both large for profit national and regional hemodialysis chains and toward independent hemodialysis service providers. The Company's marketing efforts include advertising in trade publications, distribution of product literature and attendance at industry trade shows and conferences. Targeted audiences of the Company's sales and marketing efforts include clinic administrators, purchasing professionals, nurses, hospital administrators and nephrologists.

COMPETITION

     The Company competes against larger more established competitors with substantially greater financial, technical, manufacturing, marketing, research and development and management resources than those of the Company. The Company competes against three major competitors, of which its two largest competitors are primarily in the business of operating hemodialysis clinics. The two largest providers of hemodialysis concentrates are Fresenius Medical Care, Inc. ("Fresenius") and Gambro Healthcare, Inc. ("Gambro") who the Company believes also have the first and third largest ESRD patient base in the United States. These companies produce and sell a more comprehensive line of dialysis equipment, supplies and services.

     Fresenius treats an estimated 59,000 dialysis patients in the United States and operates an estimated 800 clinics. It also has a renal products business that manufactures a broad array of equipment including dialysis machines, dialyzers (artificial kidneys), concentrates and other supplies used in hemodialysis. In addition to its captive customer base in its own clinics, Fresenius also serves other clinic chains and independent clinics with its broad array of products. The Company believes that Fresenius sources its concentrate manufacturing through two of its own manufacturing facilities (California and New Jersey) and through a private label manufacturer in the eastern United States. Fresenius operates an extensive warehouse network in the United States serving its captive customer base and other independent clinics.

     Gambro treats an estimated 35,000 dialysis patients in the United States and operates approximately 475 clinics. Gambro manufactures and sells hemodialysis machines and other ancillary supplies. Gambro sells its concentrate solutions to both its own captive clinic base and to other clinic chains and independent clinics. The Company believes that Gambro operates one manufacturing facility in Central Florida and additionally sources concentrate through a private label manufacturer in the eastern United States. The Company also imports products from its European manufacturing facilities. The Company believes that Gambro engages a third party trucking company to deliver its products throughout the United States directly from the point of manufacture. Gambro serves the independent clinic market with concentrate products used by its brand of dialysis machines as well as those machines manufactured by its competitors in that segment.

     The Company also competes against the Renal Systems division of Minntech Corporation ("Minntech"). In its Renal Systems division, Minntech primarily sell concentrates and Renalin, a specialty reuse agent for dialyzers and does not offer the full breadth of products offered by the Company. The Company believes that Minntech has one domestic manufacturing facility located in Minnesota and a distribution center in Camp Hill, Pennsylvania. The Company believes that Minntech largely uses its own vehicles for delivery of product to customers.

QUALITY ASSURANCE AND CONTROL

     The U.S. Food and Drug Administration ("FDA") has expanded the regulatory requirements governing manufacturers of medical devices effective January 1, 2000. The Company has revised its operational manuals and quality system to conform with the new regulations.

     To assure quality and consistency of the Company's concentrates, the Company conducts specific analytical tests during the manufacturing process for each type of product that it manufactures. The Company's quality control laboratory conducts analytical tests to verify that the chemical properties of the mix comply with the specifications required by industry standards. Upon verification that a batch meets those specifications, the Company then packages those concentrates. The Company also tests packaged concentrates at the beginning and end of each production run to assure product consistency during the filling process. Each batch is assigned a lot number for tracking purposes and becomes available for shipment subsequent to verification that all product specifications have been met.

     The Company utilizes automated testing equipment in order to assure quality and consistency in the manufacture of its concentrates. The equipment allows the Company to analyze the materials used in the hemodialysis concentrate manufacturing process, to assay and adjust the in-process hemodialysis concentrate, and to assay and certify that the finished products are within the chemical and biological specifications required by industry regulations. The Company's testing equipment provides it with high degree of accuracy and efficiency in performing the necessary testing.

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

     Any devices manufactured or distributed by the Company pursuant to FDA clearances or approvals are subject to pervasive and continuing regulation by the FDA and certain state agencies. Manufacturers of medical devices for marketing in the United States are required to adhere to applicable regulations setting forth detailed Good Manufacturing Practice ("GMP") requirements, which include testing, control and documentation requirements. Manufacturers and distributors must also comply with Medical Device Reporting ("MDR") requirements that a firm report to the FDA any incident in which its product may have caused or contributed to a death or serious injury, or in which its product malfunctioned and, if the malfunction were to recur, it would be likely to cause or contribute to a death or serious injury. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. Current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses.

     The Company is subject to routine inspection by the FDA and certain state agencies for compliance with GMP requirements and other applicable Quality System regulations. The Company also is subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, transportation and disposal of hazardous or potentially hazardous substances.

     The Company has 510(k) clearance from the FDA to market hemodialysis concentrates in both liquid and powder form. In addition, the Company has received 510(k) clearance for its Dri-Sate Dry Acid Concentrate Mixer. The Company's retention of such 510(k) clearances is also dependent upon its compliance with the FDA Act and related laws and regulations, including GMP regulations. There can be no assurance that the Company will maintain its 510(k) authority from the FDA to manufacture and distribute its products. Failure to do so could result in the need to cease manufacturing and/or distributing the Company's products, which would have a material adverse effect on the Company's business, financial condition and results of operations. If any of the Company's FDA clearances are denied or rescinded, sales of the Company's products in the United States would be prohibited during the period the Company does not have such clearances.

TRADEMARKS & PATENTS

     The Company has several trademarks and or service marks used on its products and in its advertising of such products, and has applied for U.S. registration of such marks.

     The Company has applied for U.S. and international patents on its Dri-Sate(TM) Dry Acid Concentrate method and apparatus for preparing liquid dialysate. The Company has no other patents.

SUPPLIERS

     The Company believes that the raw materials for the Company's hemodialysis concentrates, the components for the Company's hemodialysis kits and the ancillary hemodialysis products distributed by the Company are generally available from several potential suppliers. Principal suppliers include Morton Salt Company, Church & Dwight Co. Inc., and Ashland, Inc.

CUSTOMERS

     The Company operates in one market segment which involves the manufacture and distribution of hemodialysis concentrates, dialysis kits and ancillary products used in the dialysis process to hemodialysis clinics. For the year ended December 31, 1999, the Company had sales in excess of 10% of revenue with two customers representing approximately 25% of total sales. For the year ended December 31, 1998, one customer in the United States accounted for approximately 15% of total revenue.

EMPLOYEES

     As of March 23, 2000, the Company had approximately fifty five employees, of which two were salespeople, four were laboratory technicians, twelve were truck drivers and eight were engaged in corporate management and administration. The remaining employees were hourly workers including clerical and plant employees. The Company's arrangements with its employees are not governed by any collective bargaining agreement. Employees are employed on an "at-will" basis with the exception of Mr. Thomas E. Klema, the Company's Vice President, Chief Financial Officer and Secretary. The employment agreement of Mr. Robert L. Chioini, Chairman, President and Chief Executive Officer, expired February 19, 2000 and he is currently in negotiation with the Board of Directors with respect to a new employment agreement. The Company intends to add personnel to staff a second manufacturing facility. In addition, if the Company's sales volumes increase, the Company expects to add additional production, distribution, and administrative resources.

OTHER

     The Company does not engage in any significant research and development activity. The Company does not anticipate any significant cost or impact from compliance with environmental laws.

ITEM 2. DESCRIPTION OF PROPERTY.

     The Company leases a 34,500 square foot facility located in Wixom, Michigan, which is comprised of manufacturing, warehouse, office and laboratory space. The Company is party to a lease (the "Lease") covering such facility that expires on December 15, 2000 and provides for a monthly rental payment of $19,771, plus a monthly escrow deposit of $ 3,323 to fund real estate taxes. This facility was formerly leased by the Predecessor Company, and the Lease was assigned to the Company in connection with the acquisition of the Predecessor Company's business. In connection with such assignment of the Lease, the landlord required the Company to deposit into escrow $178,000 which is to be applied against future lease payments and as additional security deposit in accordance with the assignment agreement. At December 31, 1999 $59,313 remained in the escrow account to be used against future payments with the balance to be held as a security deposit refundable at lease termination subject to certain conditions.

     On March 12, 2000 the Company entered into an agreement to lease a 51,000 square foot facility in Grapevine, Texas with occupancy anticipated in the second quarter of 2000. The lease agreement commences upon completion of modifications to the facility by the lessor. The principal provisions under the five year lease term include base monthly rental payments of $17,521 and payment of common area maintenance costs by the lessee.

     The Company believes that these facilities are suitable and adequate to meets its production and distribution requirements. However, should the Company's business continue to expand, the Company may require additional capacity to meet its requirements.

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

     The prices below are the high and low bid prices as reported by Nasdaq in each quarter since the Company's securities began trading on January 26, 1998. The below prices reflect inter-dealer prices, without retail mark-up, mark down or commission and may not represent actual transactions.

                                                                   BID PRICE
                                                                  INFORMATION
                                                                ----------------
                       QUARTER ENDED                             HIGH      LOW
                       -------------                             ----      ---
March 31, 1998..............................................    $5.375    $1.375
June 30, 1998...............................................     3.000     1.063
September 30, 1998..........................................     3.875     2.188
December 31, 1998...........................................     2.750     1.375

March 31, 1999..............................................     3.625     1.906
June 30, 1999...............................................     4.313     3.125
September 30, 1999..........................................     4.750     2.625
December 31, 1999...........................................     4.063     1.938

     As of March 10, 2000 there were 37 record holders of the Common Shares and 35 record holders of the Common Share Purchase Warrants.

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

RESULTS OF OPERATIONS

For the year ended December 31, 1999 compared to the year ended December 31,
1998

     For the year ended December 31, 1999, sales were $6.7 million as compared to sales of $5.3 million for 1998. Rockwell Medical Technologies, Inc. continued to have success in 1999 at attracting new customers with revenue increasing by 27% over 1998. Sales increased in 1999 due to combination of factors including new products, new business and improved pricing, which was partially offset by a reduction in lower margin distributor sales volume. The Company increased the sales revenue of its concentrate products by $1.4 million in 1999 compared to 1998. The Company's freight revenue which represented 4% of total revenue, increased by 17% in 1999 compared to 1998 while ancillary product sales decreased by 2%. New products sales represented a 20% increase over 1998.

     The Company's concentrate sales, which represented 88% of the Company's 1999 revenue, increased by 31% in 1999 over 1998 due to new products, improved customer mix and increased business volume. During 1999, Rockwell signed supply agreements with several multi-unit chains of hemodialysis providers that contributed to the Company's increased revenue. The Company believes that customers are attracted to its product offering due to its high quality products, its broad range of products and formulations and its high level of delivery and customer service. The Company successfully introduced two new product lines in 1999 which were its Dri-Sate(TM) Dry Acid Concentrate and its SteriLyte(TM) Liquid Bicarbonate product lines. New product sales represented 24% of the total 31% increase in concentrate revenue in 1999 over 1998. As a result of changes to customer mix, changes to product mix and improved pricing, the Company's actual average selling prices on its concentrate products increased by 8.6% in 1999 over 1998.

     Dri-Sate(TM) Dry Acid Concentrate was the primary catalyst behind the Company's increased sales in 1999. Dri-Sate is a concentrated powder form of the Company's liquid acid concentrate products. Customers are attracted to Dri-Sate(TM) due to its convenience of use compared to 55 gallon drums, its reduced frequency of deliveries, reduced space requirements, the high level of the product quality and ease of use of the Company's mixing system. Dri-Sate(TM), which was rolled out to the market in early 1999, represented 25% of total acid sales in 1999.

     In addition to sales growth in its customer base, the Company also realized increased sales revenue in the fourth quarter of 1999 from customers electing to purchase and store product that was surplus to normal operating requirements as a risk management measure in anticipation of the possibility of a Year 2000 related disruption to their product supply chain. Subsequently, no such problems were experienced by the Company and the Company believes no such problems were experienced by its suppliers or its customers. The Company estimates that approximately 2-3% of its 1999 sales represented additional stocking by customers in excess of normal supply requirements. These additional purchases in 1999 are expected to diminish purchase requirements in 2000.

     The Company's freight revenue, derived primarily from increased back-haul revenue on the Company's truck fleet, increased by $38,000 in 1999 over 1998. Ancillary product revenue consisting of a wide range of ancillary supplies decreased approximately 2%. Ancillary sales represented 8% of revenue in 1999 compared to approximately 11% in 1998.

     Gross profit increased by $1.1 million on a sales increase of $1.4 million, reaching $911,000 in 1999 from a deficit of ($171,000) in 1998. Contributing to the Company's improved profitability has been an increase in higher margin direct ship customers with a more favorable product mix. The Company has gained distribution efficiencies through the sale of its Dri-Sate(TM) Dry Acid Concentrate product line. Gross profit margins as a percentage of sales improved to 13.6% in 1999 from a deficit of 3.2% in 1998. The Company's gross profit margins increased by 16.8% to sales in 1999 over 1998 due to increased sales volumes, improved customer mix and improved product mix.

     Selling, General and Administrative Costs aggregated $2,043,000 in 1999 compared to $1,871,000 in 1998 or an increase of $172,000. Cost increases were incurred primarily to support increased business activities and for the marketing introduction and sales of new product lines. The Company rolled out product launches in 1999 for its Dri-Sate(TM) Dry Acid Concentrate and SteriLyte(TM) Liquid Bicarbonate product. Sales and marketing expenses increased $80,000 over 1998. Personnel costs increased $100,000 compared to 1998. The Company paid consulting fees to the firm of Wall Street Partners, Inc. in both 1999 and 1998 aggregating $240,000 and $290,000 respectively. As of January 1, 2000, the Company elected not to renew its consulting agreement with Wall Street Partners, Inc.

     Interest Income aggregated $61,000 in 1999 compared to $113,600 in 1998. The decrease in interest income was due to reduced funds available for investment.

     The Company incurred a loss of ($1,071,000) for 1999 which represented a reduction of $857,000 from its loss in 1998 which was ($1,928,000). The Company has not recorded a federal income tax benefit from its current or prior losses given a lack of assurance of realization of the carryforward benefit of those losses.

     Net Loss per share decreased to ($.22) in 1999 from ($.41) in 1998. Of the $.19 improvement in the loss per share, nearly all of the improvement was from improvement in operating results due to increased sales and improving gross profit margins. An increase in average shares outstanding in 1999 contributed $.005, or less than one half of one cent, of the improvement in loss per share.

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

     For the year ended December 31, 1998, sales were approximately $5.3 million as compared to sales of $3.3 million for the short period of 1997 or $3.7 million after adjusting for the Predecessor Company. The 1998 sales represent an increase of 44% over the pro forma 1997 sales levels. The net increase of $1.6 million on a pro forma basis is attributable to new business of $1.7 million, price increases realized in 1998 of approximately $300,000, and was partially offset by a decrease in export sales of $400,000.

     For the year ended December 31, 1998, sales of acid concentrate accounted for 54% of sales and bicarbonate accounted for 30% of sales as compared to 54% and 23% of sales, respectively, in 1997. These two product lines, which are the critical components of dialysate used by the Company's customers comprised the majority of the Company's sales in both 1998 and 1997. Ancillary products accounted for 11% of total sales in 1998 compared to 14% of sales in 1997. Revenue generated from the Company's trucking subsidiary for trucking services provided to non-affiliated third parties accounted for approximately 5% of total sales in 1998 as compared to 9% of sales in 1997.

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

YEAR 2000 ISSUES AND CONSEQUENCES

     The Company has experienced no adverse consequences from Year 2000 computer problems internally or externally with its vendors or customers. No problems have been experienced with the Company's other operating systems and equipment.

     Prior to Year 2000, the Company completed its review of both its information technology based systems and non-information technology based systems. During 1999, the Company reviewed and tested its computer software for Year 2000 compatibility. The Company satisfied itself that it would not experience any Year 2000 information technology problems with its internal computers and software. No Year 2000 problems were experienced by the Company as of March 24, 2000.

     The Company also reviewed its vendors and suppliers during 1999 to evaluate their readiness for Year 2000. The Company was satisfied that its vendors and suppliers were prepared for Year 2000 and that it was unlikely that there would be any disruption to the Company's supply chain. The Company has not experienced any Year 2000 problems or product supply interruptions from its vendors as of March 24, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     The Company made significant progress in 1999 at improving its operations and reducing its operating loss which thereby served to reduce its cash requirements. The Company experienced declining cash requirements each quarter during 1999. In the second half of 1999, the Company used $30,000 in cash as compared to $810,000 in the first half of 1999. However, the Company continues to have an ongoing requirement for cash to fund its operations and execute its business strategy.

     The Company attempts to prudently manage its cash resources to support its growth strategy. As of December 31, 1999 the Company had $1.1 million dollars in cash to fund its future operating cash flow requirements. Its net working capital was $1,650,000 at December 31, 1999. As of December 31, 1999 the Company had no long term debt other than operating lease obligations for its facility and vehicles used in its distribution subsidiary. The Company had capital expenditures of $27,000 in 1999.

     In 1999, the Company utilized approximately $840,000 in cash. As of December 31, 1999, the Company had cash on hand of approximately $1.1 million to fund future operations and business development efforts.

The Company anticipates that it will continue to improve its operating performance in 2000. The Company also believes that on the basis of its business performance in the second half of 1999 that it has sufficient liquidity and cash resources to fund its current operations structure and cash requirements during 2000. However, in order to expand its operations and execute its growth strategy the Company anticipates that it will require additional funds.

     The Company's long term strategy is to expand its operations to serve its customers throughout North America. The Company anticipates that as a result of its existing supply agreements and customer relationships that it has the capability to capture sufficient market share to support additional manufacturing locations. The Company has plans to add a second manufacturing facility during 2000. In order to fund the working capital and capital expenditure requirements to add a second leased facility and to continue to execute its growth strategy, the Company anticipates that it will require additional financing. The Company believes that it will be able to raise the capital required to expand its operations through either debt or equity financing arrangements. However, there can be no assurance that the Company will be successful in raising additional funds through either equity or debt financing arrangements. If additional funds become required or if the Company is not successful in raising additional funds, the Company may be required to alter its growth strategy, curtail its expansion plans or take other measures to conserve its cash resources.

ITEM 7. FINANCIAL STATEMENTS

     The Consolidated Financial Statements of the Registrant and the Combined Financial Statements of the Predecessor Company required by this item are set forth on pages F-1 through F-14.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     Incorporated herein by reference to Rockwell Medical Technologies, Inc. definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-KSB with respect to its Annual Meeting of Shareholders to be held on May 17, 2000.

ITEM 10. EXECUTIVE COMPENSATION.

     Incorporated herein by reference to Rockwell Medical Technologies, Inc. definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-KSB with respect to its Annual Meeting of Shareholders to be held on May 17, 2000.

ITEM 11. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Incorporated herein by reference to Rockwell Medical Technologies, Inc. definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-KSB with respect to its Annual Meeting of Shareholders to be held on May 17, 2000.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Incorporated herein by reference to Rockwell Medical Technologies, Inc. definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-KSB with respect to its Annual Meeting of Shareholders to be held on May 17, 2000.

ITEMS 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

 3(i).1 Articles of Incorporation of the Company, incorporated by reference to Exhibit 3(i).1 to the Company's Registration
           Statement on Form SB-2, File No. 333-31991.
 3(i).2 Certificate of Amendment to Articles of Incorporation of the Company, incorporated by reference to Exhibit 3(i).2 to the Company's Registration Statement on Form SB-2, File No.
           333-31991.
 3(i).3 Certificate of Correction to Articles of Incorporation of the Company, incorporated by reference to Exhibit 3(i).3 to the Company's Registration Statement on Form SB-2, File No.
           333-31991.
 3(i).4 Certificate of Amendment to Articles of Incorporation of the Company, incorporated by reference to Exhibit 3(i).4 to the Company's Registration Statement on Form SB-2, File No.
           333-31991.
 3(ii)     Bylaws of the Company, incorporated by reference to Exhibit
           3(ii) to the Company's Registration Statement on Form SB-2,
           File No. 333-31991.
 4.1       Form of Warrant Agreement, incorporated by reference to
           Exhibit 4.1 to the Company's Registration Statement on Form
           SB-2, File No. 333-31991.
 4.2 Form of Underwriters Warrant Agreement, incorporated by reference to Exhibit 4.2 to the Company's Registration
           Statement on Form SB-2, File No. 333-31991.
 4.3 Registration Rights Agreement among the Company and the holders of certain of the Company's Common Share Purchase
           Warrants, incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form SB-2, File No.
           333-31991.
 4.4       Form of Lock-up Agreement, incorporated by reference to
           Exhibit 4.7 to the Company's Registration Statement on Form
           SB-2, File No. 333-31991.
10.1 Rockwell Medical Technologies, Inc. 1997 Stock Option Plan, incorporated by reference to Exhibit 10.1 to the Company's
           Registration Statement on Form SB-2, File No. 333-31991.
10.2 Employment Agreement dated as of February 19, 1997 between the Company and Robert L. Chioini, incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on
           Form SB-2, File No. 333-31991.
10.3 Consulting and Financial Advisory Services Agreement dated as of February 19, 1997 between the Company and Wall Street
           Partners, Inc., incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form SB-2, File No.
           333-31991.
10.4 Asset Purchase Agreement dated as of November 1, 1996 by and among the Predecessor Company, the Family Partnerships (as defined therein), the Members (as defined therein) and the Company (formerly known as Acquisition Partners, Inc.), incorporated by reference to Exhibit 10.4 to the Company's
           Registration Statement on Form SB-2, File No. 333-31991.
10.5       First Amendment to Asset Purchase Agreement dated as of
           January 31, 1997 by and among the Predecessor Company, the Family Partnerships, the Members and the Company (formerly known as Acquisition Partners, Inc.), incorporated by reference to Exhibit 10.5 to the Company's Registration
           Statement on Form SB-2, File No. 333-31991.
10.6       Second Amendment to Asset Purchase Agreement dated as of
           February 19, 1997 by and among the Predecessor Company, the Family Partnerships, the Members and the Company (formerly known as Acquisition Partners, Inc.), incorporated by reference to Exhibit 10.6 to the Company's Registration
           Statement on Form SB-2, File No. 333-31991.
10.7 Letter Agreement dated April 4, 1997 among the parties to the Asset Purchase Agreement concerning the conversion of the promissory note payable to the Supply Company, incorporated by reference to Exhibit 10.7 to the Company's
           Registration Statement on Form SB-2, File No. 333-31991.

10.8       Lease Agreement dated as of September 5, 1995 between the Supply Company, as tenant, and Oakland Oaks,
           L.L.C., as landlord, incorporated by reference to Exhibit 10.9 to the Company's Registration Statement
           on Form SB-2, File No. 333-31991.
10.9       Assignment and First Amendment to Wixom Building Lease dated as of February 19, 1997 among the Supply
           Company, as assignor, the Company, as assignee, and Oakland Oaks, L.L.C., as landlord, incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form SB-2, File No. 333-31991.
10.10      Letter Agreement dated November 21, 1997 among the parties to the Asset Purchase Agreement to confirm the reduction of the purchase price of the Asset Purchase Agreement, incorporated by reference to
           Exhibit 10.12 to the Company's Registration Statement on Form SB-2, File No. 333-31991.
10.11      Employment Agreement dated as of January 12, 1999 between the Company and Thomas E. Klema.
10.12      Lease Agreement dated March 12, 2000 between the Company and DFW Trade Center III Limited Partnership.
21.1       List of Subsidiaries.
27.1       Financial Data Schedule for the Company

(b) Reports on Form 8-K

     None

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                          ROCKWELL MEDICAL TECHNOLOGIES, INC.
                                          (Registrant)

                                          By:     /s/ ROBERT L. CHIOINI
                                            ------------------------------------
                                                     Robert L. Chioini
                                               President and Chief Executive
                                                           Officer

     In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

                  SIGNATURE                                      TITLE                         DATE
                  ---------                                      -----                         ----

            /s/ ROBERT L. CHIOINI                President, Chief Executive Officer       March 30, 2000
---------------------------------------------    and Director (Principal Executive
              Robert L. Chioini                  Officer)

             /s/ THOMAS E. KLEMA                 Vice President of Finance, Chief         March 30, 2000
---------------------------------------------    Financial Officer, Treasurer and
               Thomas E. Klema                   Secretary (Principal Financial
                                                 Officer and Principal Accounting
                                                 Officer)

                         INDEX TO FINANCIAL STATEMENTS

                                                                        PAGE
                                                                        ----
I.   Consolidated Financial Statements for Rockwell Medical
     Technologies, Inc. and Subsidiary
       Report of Independent Accountants for the years ended
          December 31, 1999 and 1998.............................           F-1
       Consolidated Balance Sheets at December 31, 1999 and
          December 31, 1998......................................           F-2
       Consolidated Income Statement for the years ended December
          31, 1999 and 1998......................................           F-3
       Consolidated Statement of Changes in Shareholders' Equity
          for the years ended December 31, 1999 and 1998.........           F-4
       Consolidated Statements of Cash Flow for the years ended
          December 31, 1999 and 1998.............................           F-5
       Notes to the Consolidated Financial Statements............    F-6 - F-14

                        [PLANTE & MORAN, LLP LETTERHEAD]

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
Rockwell Medical Technologies, Inc. and Subsidiary:

     We have audited the consolidated balance sheet of Rockwell Medical Technologies, Inc. and Subsidiary as of December 31, 1999 and 1998 and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rockwell Medical Technologies, Inc. and Subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

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

Plante & Moran, LLP

Southfield, Michigan
February 4, 2000, except for Notes 7 and 11
  as to which the date is March 14, 2000

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1999 AND 1998
                                (WHOLE DOLLARS)

                                                                DECEMBER 31,    DECEMBER 31,
                                                                    1999            1998
                                                                ------------    ------------
                           ASSETS
Cash and Cash Equivalents...................................    $ 1,093,293     $ 1,933,197
Accounts Receivable, net of a reserve of $53,000 in 1999 and
  $56,000 in 1998...........................................        980,689         708,688
Inventory...................................................        413,240         222,095
Other Current Assets........................................         30,618          25,476
                                                                -----------     -----------
     TOTAL CURRENT ASSETS...................................      2,517,840       2,889,456
Property and Equipment, net.................................        699,233         925,614
Other Noncurrent Assets.....................................        138,396         177,937
Excess of Purchase Price over Fair Value of Net Assets
  Acquired, net.............................................      1,118,437       1,275,147
                                                                -----------     -----------
     TOTAL ASSETS...........................................    $ 4,473,906     $ 5,268,154
                                                                ===========     ===========
            LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts Payable............................................    $   527,290     $   528,708
Accrued Liabilities.........................................        341,022         173,348
                                                                -----------     -----------
     TOTAL CURRENT LIABILITIES..............................        868,312         702,056
SHAREHOLDERS' EQUITY:
Common Share, no par value, 4,854,397 and 4,830,450 shares
  issued and outstanding....................................      8,762,941       8,652,175
Common Share Purchase Warrants, 3,625,000 shares issued and
  outstanding...............................................        251,150         251,150
Accumulated Deficit.........................................     (5,408,497)     (4,337,227)
                                                                -----------     -----------
     TOTAL SHAREHOLDER'S EQUITY.............................      3,605,594       4,566,098
                                                                -----------     -----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............    $ 4,473,906     $ 5,268,154
                                                                ===========     ===========

   The accompanying notes are an integral part of the consolidated financial statements.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
                         CONSOLIDATED INCOME STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                                (WHOLE DOLLARS)

                                                                   1999           1998
                                                                   ----           ----
SALES.......................................................    $ 6,688,914    $ 5,272,698
Cost of Sales...............................................      5,778,154      5,443,790
                                                                -----------    -----------
     GROSS PROFIT (DEFICIT).................................        910,760       (171,092)
Selling, General and Administrative.........................      2,043,098      1,871,104
                                                                -----------    -----------
     OPERATING LOSS.........................................     (1,132,338)    (2,042,196)
Interest Income (Expense), net..............................         61,068        113,613
                                                                -----------    -----------
     LOSS BEFORE INCOME TAXES...............................     (1,071,270)    (1,928,583)
Income Tax Expense..........................................
                                                                -----------    -----------
     NET LOSS...............................................    $(1,071,270)   $(1,928,583)
                                                                ===========    ===========
Basic And Diluted Loss Per Share............................    $      (.22)   $      (.41)

   The accompanying notes are an integral part of the consolidated financial statements.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                                (WHOLE DOLLARS)

                                  COMMON SHARES           PURCHASE WARRANTS                          TOTAL
                             -----------------------    ----------------------    ACCUMULATED    SHAREHOLDERS'
                              SHARES        AMOUNT       WARRANTS      AMOUNT       DEFICIT         EQUITY
                              ------        ------       --------      ------     -----------    -------------
Balance as of December
  31, 1997...............    3,015,000    $2,623,374       520,000                $(1,913,644)    $  709,730
Issuance of Common
  Shares, no par value
  and Warrants, Initial
  Public Offering........    1,800,000     5,543,764     3,105,000     251,150                     5,794,914
Issuance of Additional
  Common Shares, no par
  value to Shareholders
  in First Prior
  Financing..............      123,750       495,000                                 (495,000)
Repurchase of Common
  Shares.................     (108,300)     (164,359)                                               (164,359)
Compensation related to
  Stock Options..........                    154,396                                                 154,396
Net Loss.................                                                          (1,928,583)    (1,928,583)
                             ---------    ----------    ----------    --------    -----------     ----------
Balance as of December
  31, 1998...............    4,830,450    $8,652,175     3,625,000    $251,150    $(4,337,227)    $4,566,098
Issuance of Common
  Shares.................       23,947        35,778                                                  35,778
Compensation related to
  Stock Options..........                     74,988                                                  74,988
Net Loss.................                                                          (1,071,270)    (1,071,270)
                             ---------    ----------    ----------    --------    -----------     ----------
Balance as of December
  31, 1999...............    4,854,397    $8,762,941     3,625,000    $251,150    $(5,408,497)    $3,605,594
                             =========    ==========    ==========    ========    ===========     ==========

   The accompanying notes are an integral part of the consolidated financial statements.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998
                                (WHOLE DOLLARS)

                                                                   1999           1998
                                                                   ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss..................................................    $(1,071,270)   $(1,928,583)
  Adjustments To Reconcile Net Loss To Net Cash Used For
     Operating Activities:
     Depreciation and Amortization..........................        410,104        403,890
     Compensation Recognized For Stock Options..............         74,988        154,396
                                                                -----------    -----------
     Changes in Working Capital:
       Increase in Accounts Receivable......................       (272,001)      (321,424)
       (Increase) Decrease in Inventory.....................       (191,145)        71,624
       Decrease in Other Assets.............................         34,399         30,958
       (Decrease) in Accounts Payable.......................         (1,418)      (509,127)
       Increase (Decrease) in Other Liabilities.............        167,674       (210,682)
                                                                -----------    -----------
          Net change in Working Capital.....................       (262,491)      (938,651)
                                                                -----------    -----------
          CASH USED IN OPERATING ACTIVITIES.................       (848,669)    (2,308,948)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Equipment.....................................        (27,013)      (467,566)
  Redemption of Certificate of Deposit......................                        25,000
                                                                -----------    -----------
          CASH USED IN INVESTING ACTIVITIES.................        (27,013)      (442,566)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Common Shares and Purchase Warrants...........         35,778      5,794,914
  Repurchase of Common Shares...............................                      (164,359)
  Redemption of Series A Preferred Shares...................                    (1,095,915)
  Repayment Of Notes Payable................................                      (200,000)
  Costs Of Initial Public Offering..........................                       286,729
                                                                -----------    -----------
          CASH PROVIDED BY FINANCING ACTIVITIES.............         35,778      4,621,369
INCREASE (DECREASE) IN CASH.................................       (839,904)     1,869,855
CASH AT BEGINNING OF PERIOD.................................      1,933,197         63,342
                                                                -----------    -----------
CASH AT END OF PERIOD.......................................    $ 1,093,293    $ 1,933,197
                                                                ===========    ===========

     Supplemental Cash Flow disclosure:

                                                                1999     1998
                                                                ----     ----
Interest Paid...............................................    None    $82,225

   The accompanying notes are an integral part of the consolidated financial statements.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

     Rockwell Medical Technologies, Inc.(the "Company") manufactures, sells and distributes hemodialysis concentrates and other ancillary medical products and supplies used in the treatment of patients with End Stage Renal Disease "ESRD". The Company supplies medical service providers who treat patients with kidney disease. The Company's products are used to cleanse patients blood and replace nutrients lost during the kidney dialysis process. The Company primarily sells its products in the United States.

     The Company is regulated by the Federal Food and Drug Administration under the Federal Drug and Cosmetics Act, as well as by other federal, state and local agencies. Rockwell Medical Technologies, Inc. has received 510(k) approval from the FDA to market hemodialysis solutions and powders. The Company also has 510(k) approval to sell its Dri-Sate(TM) Dry Acid Concentrate product line and its Dri-Sate Mixer that were introduced during 1999.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     The consolidated financial statements of the Company include the accounts of Rockwell Medical Technologies, Inc. and its wholly owned subsidiary, Rockwell Transportation, Inc. All intercompany balances and transactions have been eliminated.

REVENUE RECOGNITION

     The Company recognizes revenue at the time of transfer of title to the buyer of the Company's products consistent with generally accepted accounting principles.

CASH AND CASH EQUIVALENTS

     The Company considers cash on hand, certificates of deposit and short term marketable securities as cash and cash equivalents. Such cash equivalents have maturities of less than ninety days.

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

EXCESS OF PURCHASE PRICE OVER FAIR VALUE OF ASSETS ACQUIRED

     The excess of the price paid by the Company over the fair value of the net assets acquired has been recorded as an intangible asset and is being amortized on a straight line basis over an estimated useful life of 10 years. Accumulated amortization of this asset was $448,662 and $291,952 at December 31, 1999 and 1998, respectively. The Company assesses the recoverability of the asset based on estimated future discounted cash flows of the business. Based upon the Company's analysis no impairment of the asset exists at December 31, 1999.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

INCOME TAXES

     A current tax liability or asset is recognized for the estimated taxes payable or refundable on tax returns for the year. Deferred tax liabilities or assets are recognized for the estimated future tax effects of temporary differences between book and tax accounting and operating loss and tax credit carryforwards.

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

NET LOSS PER SHARE

     Basic and Diluted net loss per share for the years ended December 31, 1999 and December 31, 1998 were calculated based on the weighted average shares outstanding of 4,844,149 and 4,734,312, respectively

     The dilutive effect of stock options have not been included in the average shares outstanding for the calculation of diluted loss per share as the effect, considering the Company's net loss, would be antidilutive. At December 31, 1999 potentially dilutive securities comprised 619,401 stock options exercisable at prices from $1.44 to $3.00 per share, 3,625,000 Common Share Purchase Warrants exercisable at $4.50 per Common Share; and Underwriter's Warrants which are comprised of an option to purchase 95,000 Common Shares at a price of $6.60 per share and 142,500 warrants to purchase shares at $7.43 per share.

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

3. MANAGEMENT'S PLAN OF OPERATION

     Rockwell Medical Technologies, Inc. is engaged in the manufacture, sale and distribution of hemodialysis concentrates and kits to various clinics primarily in the United States. The Company provides hemodialysis solutions and supplies to leading national hemodialysis provider chains along with a number of independently operated regional and local clinics. The Company has established relationships with the a number of the leading hemodialysis treatment providers to supply its hemodialysis solutions and other hemodialysis supplies. The Company manufactures hemodialysis solutions and delivers those directly to its customers through its distribution subsidiary, Rockwell Transportation, Inc.

     The Company has followed a strategy of developing market share through a differentiated value proposition to its customers including new products, superior delivery and customer service, and tailoring product line offerings to match customer requirements, including offering a full line of formulations and supplies. In 1999, the Company successfully grew its revenue by $1.4 million or 27% over 1998. The Company anticipates that it will continue to increase its revenue and to increase its market share. The Company successfully introduced its dry acid concentrate product line in 1999. Dri-Sate(TM) revenue increased rapidly

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

after introduction and represented 14% of total company sales in 1999. The Company expects continued growth in its business and the Company anticipates that it will continue to require cash to fund the working capital requirements associated with future sales increases.

STRATEGY

     The Company's long term objectives are to increase its market share, expand its product line offering, extend its geographical coverage and improve its profitability by implementing the following strategies:

     - Acting as a Single Source Supplier. The Company has positioned itself as an independent "one-stop-shop" to its customers for the concentrates, chemicals and supplies necessary to support a hemodialysis provider's operation. Some of the Company's competitors for concentrates do not offer a full line of hemodialysis products requiring customers to do business with a number of suppliers in order to purchase necessary supplies. Rockwell offers a full line of hemodialysis supplies.

     - Increasing Revenue Through Sales of New Products. The Company introduced two new product lines in 1999; Dri-Sate(TM) Dry Acid Concentrate and SteriLyte(TM) Liquid Bicarbonate. The Company believes that these are superior to competitors' product offerings. The Company successfully introduced the Dri-Sate(TM) product line in 1999 and it has grown to represent a significant share of the Company's acid concentrate sales in its first year.

     - Increasing Revenue Through Ancillary Product Line Expansion. The Company believes that the market potential for ancillary products and supplies used by hemodialysis providers is equivalent to or greater than the market for dialysis concentrates. The Company's strategy is to offer cost effective ancillary products that include ancillary products such as specialized kits, fistula needles, gloves, chemicals, sterile dressings and blood tubing.

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

     - Expanding Market Share in Target Regions. Because of the costs associated with transporting and delivering hemodialysis concentrates, the Company believes that it has a competitive cost advantage with certain clinics that are located within a reasonable proximity to the Company's manufacturing facility over other manufacturers outside of such proximity. The Company also believes that it can add additional manufacturing sites in certain geographic regions that will provide it with a competitive cost advantage and with superior customer service levels due to their proximity to the customer. The Company intends to leverage its existing customer relationships to expand into geographic areas where it currently has a minor or negligible presence.

CASH RESOURCES & LIQUIDITY

     The Company has utilized cash since its inception and anticipates that it will continue to utilize cash to fund its development and operating requirements. On February 20, 1997 the Company acquired the operations of a predecessor company for approximately $2.1 million. The Company has incurred operating losses since inception. The initial purchase of the predecessor company coupled with subsequent operating losses have been funded from the proceeds generated through the issuance of common shares and common share purchase warrants pursuant to two private equity financing arrangements and an initial public offering in January of 1998.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In 1999, the Company utilized approximately $840,000 in cash. As of December 31, 1999, the Company had cash on hand of approximately $1.1 million to fund future operations and business development efforts. The Company anticipates that it will continue to improve its operating performance in 2000. The Company also believes that on the basis of its business performance in the second half of 1999 that it has sufficient liquidity and cash resources to fund its current operations structure and cash requirements during 2000. However, in order to expand its operations and execute its growth strategy the Company anticipates that it will require additional funds.

     The Company's long term strategy is to expand its operations to serve its customers throughout North America. The Company anticipates that as a result of its existing supply agreements and customer relationships that it has the capability to capture sufficient market share to support additional manufacturing locations. The Company has plans to add a second manufacturing facility during 2000. In order to fund the working capital and capital expenditure requirements to add a second leased facility and to continue to execute its growth strategy, the Company anticipates that it will require additional financing. The Company believes that it will be able to raise the capital required to expand its operations through either debt or equity financing arrangements. However, there can be no assurance that the Company will be successful in raising additional funds through either equity or debt financing arrangements. If additional funds become required or if the Company is not successful in raising additional funds, the Company may be required to alter its growth strategy, curtail its expansion plans or take other measures to conserve its cash resources.

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

4. SIGNIFICANT MARKET SEGMENTS

     The Company operates in one market segment which involves the manufacture and distribution of hemodialysis concentrates, dialysis kits and ancillary products used in the dialysis process to hemodialysis clinics. For the year ended December 31, 1999, the Company had sales in excess of 10% of revenue with two customers representing approximately 25% of total sales. For the year ended December 31, 1998, one customer in the United States accounted for approximately 15% of total sales.

5. INVENTORY

     Components of inventory as of December 31, 1999 and 1998 are as follows:

                                                               1999        1998
                                                               ----        ----
Raw Materials............................................    $124,233    $142,598
Finished Goods...........................................     289,007      79,497
                                                             --------    --------
     Total...............................................    $413,240    $222,095
                                                             ========    ========

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

6. PROPERTY AND EQUIPMENT

     Major classes of Property and Equipment, stated at cost, as of December 31, 1999 and 1998 are as follows:

                                                             1999          1998
                                                             ----          ----
Leasehold Improvements................................    $   36,232    $   30,130
Machinery and Equipment...............................       908,715       898,623
Office Furniture and Equipment........................       136,046       126,876
Laboratory Equipment..................................       135,893       135,893
Vehicles, including trailers..........................       104,784       103,136
                                                          ----------    ----------
                                                           1,321,670     1,294,658
  Accumulated Depreciation............................      (622,437)     (369,044)
                                                          ----------    ----------
Net Property and Equipment............................    $  699,233    $  925,614
                                                          ==========    ==========

7. LEASES

     The Company leases a facility for production and administrative offices as well as transportation equipment used by the Company's subsidiary, Rockwell Transportation, Inc. The lease terms are three to five years. These leases have been accounted for as operating leases. Lease payments under all operating leases were $515,513 and $552,147 for the years ended December 31, 1999 and 1998, respectively.

     In accordance with the assignment of the facility lease from the Predecessor Company, the landlord required a deposit in escrow. The escrow deposit was applied against lease payments of $39,542 in the year ending December 31, 1999. The escrow deposit is to be applied against future lease payments of $59,313 in the year ending December 31, 2000 with the balance to be held as a security deposit refundable at lease termination subject to certain conditions.

     In the instance of early termination, the transportation equipment leases require the Company to pay the excess of the purchase price for such vehicles (determined in accordance with the terms of the lease) over the equipment's fair market value.

     A five year lease arrangement for a second manufacturing facility was entered into by the Company on March 12, 2000. The Company anticipates that the lease will become effective in the second quarter of 2000 upon satisfactory completion of occupancy requirements by the lessor.

     Future minimum rental payments under these lease agreements are as follows:

Year ending December 31, 2000...............................    550,141
Year ending December 31, 2001...............................    362,100
Year ending December 31, 2002...............................    355,900
Year ending December 31, 2003...............................    326,827
Year ending December 31, 2004...............................    207,012

8. INCOME TAXES

     The Company recorded no income tax expense or benefit for the years ended December 31, 1999 and 1998 due to the Company incurring net operating losses in each of those years. As a result, the Company has recorded a valuation allowance against its net deferred tax assets.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     A reconciliation of income tax expense at the statutory rate to income tax expense at the Company's effective tax rate is as follows:

                                                                   1999           1998
                                                                   ----           ----
  Tax Recovery Computed at 34% of Pretax Loss...............    $  (364,000)   $  (656,000)
  Effect of Permanent Difference Principally Related to
     Stock Compensation Expense.............................          8,000         54,000
  Effect of Change in Valuation Allowance...................        356,000        602,000
                                                                -----------    -----------
  Total Income Tax Benefit..................................    $       -0-    $       -0-
                                                                ===========    ===========

     The details of the net deferred tax asset are as follows:

                                                                   1999           1998
                                                                   ----           ----
  Total Deferred Tax Assets.................................    $ 1,580,000    $ 1,217,000
  Total Deferred Tax Liabilities............................        (25,000)       (18,000)
  Valuation Allowance Recognized for Deferred Tax Assets....     (1,555,000)    (1,199,000)
                                                                -----------    -----------
  Net Deferred Tax Asset....................................    $       -0-    $       -0-
                                                                ===========    ===========

     Deferred income tax liabilities result primarily from the use of accelerated depreciation for tax reporting purposes. Deferred income tax assets result primarily from net operating loss carryforwards.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the Company's history of operating losses, management has placed a full valuation allowance against the net deferred tax asset at December 31, 1999.

     For tax purposes, the Company has net operating loss carryforwards of approximately $4,389,000 that expire between 2012 and 2019.

9. CAPITAL STOCK

     The authorized capital stock of the Company consists of 20,000,000 Common Shares, no par value per share, of which 4,854,397 shares were outstanding at December 31, 1999; 2,000,000 Preferred Shares, none issued or outstanding, and 1,416,664 of 8.5% non-voting cumulative redeemable Series A Preferred Shares, $1.00 par value (the "Series A Preferred Shares"), of which none were outstanding as of December 31, 1999.

     On January 26, 1998 the Company issued 1,800,000 Common Shares and 3,105,000 Common Share Purchase Warrants pursuant to a Registration Statement filed with the Securities and Exchange Commission in an Initial Public Offering (the "IPO"). Net proceeds from the IPO were $5.8 million of which approximately $1.2 million was used to redeem $1.4 million of Series A Preferred Shares, $1.1 million was used to reduce Accounts Payable and Accrued Expenses, and $200,000 was used to pay other indebtedness. The balance of the proceeds was available for capital equipment purchases and to fund working capital requirements.

     Effective January 26, 1998 the Company issued 123,750 Common Shares to shareholders pursuant to certain share price conditions in the First Prior Financing. These incremental shares to participants of the First Prior Financing have been accounted for as a stock dividend valued at the IPO offering price of $4.00 per share.

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

WARRANTS

     Holders of the Common Share Purchase Warrants ("Warrants"), are entitled to purchase one Common Share at the exercise price of $4.50 per share for a period of three years commencing January 26, 1999 and expiring January 26, 2002. The exercise price and the number of Common Shares to be issued upon the exercise of each Warrant are subject to adjustment in the event of share split, share dividend, recapitalization, merger, consolidation or certain other events. At December 31, 1999 there were 3,625,000 Warrants issued and outstanding.

     Under certain conditions, the Warrants may be redeemed by the Company at a redemption price of $.10 per Warrant upon not less than 30 days prior written notice to the holders of such Warrants, provided the closing bid price of the Common Shares has been at least $7.00 for 20 consecutive trading days ending on the third day prior to the date the notice of redemption is given.

UNDERWRITERS' WARRANTS

     In conjunction with the IPO, the Underwriters' of the offering were entitled to warrants ("the Underwriters' Warrants") which provided them the option to purchase 180,000 Common Shares for a purchase price of $6.60 per share and 270,000 warrants for a purchase price of $.165 per warrant. Each underlying warrant entitled the Underwriter to purchase a Common share at a purchase price of $7.43 per share, exercisable at any time from January 26, 1999 to January 26, 2003.

     At December 31, 1999, 95,000 of the Underwriters' options to purchase Common Shares and 142,500 underlying warrants remained outstanding of the Underwriters' Warrants.

10. STOCK OPTIONS

     The Board of Directors approved the Rockwell Medical Technologies, Inc., 1997 Stock Option Plan on July 15, 1997 (the "Plan"). The Stock Option Committee as appointed by the Board of Directors administers the Plan, which provides for grants of nonqualified or incentive stock options to key employees, officers, directors, consultants and advisors to the Company. As of May 10, 1999, the Shareholders of the Company adopted an amendment to the stock option plan to increase the number of options available to be granted to 900,000 from 450,000. Under the amendment to the Plan, the Company may grant up to 900,000 options to purchase Common Shares. Exercise prices, subject to certain plan limitations, are at the discretion of the Committee. Options granted normally expire 10 years from the date of grant or upon termination of employment. The Committee determines vesting rights on the date of grant. Options awarded in 1999 and 1998 generally vest over a three year period from the date of grant.

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

     Compensation expense related to stock options for the years ended December 31, 1999 and 1998 was $74,988 and $154,396, respectively.

     A summary of the status of the Company's Employee Stock Option Plan is as follows:

                                                                SHARES     PRICE
                                                                ------     -----
Outstanding at Beginning of Period..........................         --       --
  Granted...................................................    311,650    $3.00
  Exercised.................................................         --       --
  Cancelled.................................................     16,150     3.00
                                                                -------
Outstanding at December 31, 1997............................    295,500    $3.00
  Granted...................................................    136,000    $1.75
  Exercised.................................................         --       --
  Cancelled.................................................     24,050     1.44
                                                                -------
Outstanding at December 31, 1998............................    407,450    $2.14
  Granted...................................................    336,250     2.16
  Exercised.................................................     23,947     1.49
  Cancelled.................................................    100,352     2.10
                                                                -------
Outstanding at December 31, 1999............................    619,401    $2.18
                                                                =======

                                                      OPTIONS EXERCISABLE
                   OPTIONS OUTSTANDING                --------------------
                  ----------------------                         WEIGHTED
                   NUMBER     REMAINING    WEIGHTED    NUMBER     AVERAGE
   RANGE OF          OF      CONTRACTUAL   EXERCISE      OF      EXERCISE
EXERCISE PRICES   OPTIONS       LIFE        PRICE     OPTIONS      PRICE
---------------   -------    -----------   --------   -------    --------
$1.44 to $2.19     482,468     9.5 yrs      $1.95     143,739      $1.83
$2.25 to $3.00     136,933     7.7 yrs      $2.98     111,011      $2.99
                  --------                            -------
         Total     619,401     9.1 yrs      $2.18     254,750      $2.34

     Had compensation expense for the employee stock options been determined based on the fair value of the option at the grant dates of the awards, consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts as follows:

                                                           1999           1998
                                                           ----           ----
Net loss
  As reported.......................................    $(1,071,270)   $(1,928,583)
  Pro forma.........................................    $(1,315,833)   $(2,106,015)
Basic and Diluted loss per share
  As reported.......................................    $      (.22)   $      (.41)
  Pro forma.........................................    $      (.27)   $      (.44)

     The per share weighted average fair values at the date of grant for the options granted during the years ended December 31, 1999 and 1998 were $1.90 and $1.51 respectively. For the period ending December 31, 1999 the fair value was determined using the Black Scholes option pricing model using the following assumptions: dividend yield of 0.0 percent, risk free interest rate of 6.25 percent, volatility of 133% and

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

expected lives of 5.0 years. For the year ended December 31, 1998, the fair value was estimated using the following assumptions: dividend yield of 0.0 percent, risk free interest rate of 5.50 percent, volatility of 120% and expected lives of 6.0 years.

11. RELATED PARTY TRANSACTIONS

     During the years ended December 31, 1999 and 1998, the Company paid or accrued fees to the consulting firm of Wall Street Partners, Inc. for financial and management services of $240,000 and $290,000 respectively. Effective January 1, 2000, the consulting agreement with Wall Street Partners, Inc. expired and therefore, the Company has no obligation to make further payments to the consulting firm. For the period January 1, 1998 through October 31, 1998 the two principals of the consulting firm were shareholders of the Company and members of the Board of Directors. As of October 31, 1998, Mr. Gary L. Lewis was the sole remaining principal of the firm. Mr. Lewis is a shareholder and served as Chairman of the Board of Directors of the Company until March 14, 2000.

                                 EXHIBIT INDEX

  EXHIBIT
    NO.                                DESCRIPTION
  -------                              -----------
 3(i).1        Articles of Incorporation of the Company, incorporated by
               reference to Exhibit 3(i).1 to the Company's Registration
               Statement on Form SB-2, File No. 333-31991.
 3(i).2        Certificate of Amendment to Articles of Incorporation of the
               Company, incorporated by reference to Exhibit 3(i).2 to the
               Company's Registration Statement on Form SB-2, File No.
               333-31991.
 3(i).3        Certificate of Correction to Articles of Incorporation of
               the Company, incorporated by reference to Exhibit 3(i).3 to the Company's Registration Statement on Form SB-2, File No.
               333-31991.
 3(i).4        Certificate of Amendment to Articles of Incorporation of the
               Company, incorporated by reference to Exhibit 3(i).4 to the
               Company's Registration Statement on Form SB-2, File No.
               333-31991.
 3(ii)         Bylaws of the Company, incorporated by reference to Exhibit
               3(ii) to the Company's Registration Statement on Form SB-2,
               File No. 333-31991.
 4.1           Form of Warrant Agreement, incorporated by reference to
               Exhibit 4.1 to the Company's Registration Statement on Form
               SB-2, File No. 333-31991.
 4.2           Form of Underwriters Warrant Agreement, incorporated by
               reference to Exhibit 4.2 to the Company's Registration
               Statement on Form SB-2, File No. 333-31991.
 4.3           Registration Rights Agreement among the Company and the
               holders of certain of the Company's Common Share Purchase
               Warrants, incorporated by reference to Exhibit 4.6 to the
               Company's Registration Statement on Form SB-2, File No.
               333-31991.
 4.4           Form of Lock-up Agreement, incorporated by reference to
               Exhibit 4.7 to the Company's Registration Statement on Form
               SB-2, File No. 333-31991.
10.1           Rockwell Medical Technologies, Inc. 1997 Stock Option Plan,
               incorporated by reference to Exhibit 10.1 to the Company's
               Registration Statement on Form SB-2, File No. 333-31991.
10.2           Employment Agreement dated as of February 19, 1997 between the Company and Robert L. Chioini, incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on
               Form SB-2, File No. 333-31991.
10.3           Consulting and Financial Advisory Services Agreement dated as of February 19, 1997 between the Company and Wall Street
               Partners, Inc., incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form SB-2, File No.
               333-31991.
10.4           Asset Purchase Agreement dated as of November 1, 1996 by and among the Predecessor Company, the Family Partnerships (as defined therein), the Members (as defined therein) and the
               Company (formerly known as Acquisition Partners, Inc.),
               incorporated by reference to Exhibit 10.4 to the Company's
               Registration Statement on Form SB-2, File No. 333-31991.
10.5           First Amendment to Asset Purchase Agreement dated as of
               January 31, 1997 by and among the Predecessor Company, the
               Family Partnerships, the Members and the Company (formerly known as Acquisition Partners, Inc.), incorporated by
               reference to Exhibit 10.5 to the Company's Registration
               Statement on Form SB-2, File No. 333-31991.
10.6           Second Amendment to Asset Purchase Agreement dated as of
               February 19, 1997 by and among the Predecessor Company, the
               Family Partnerships, the Members and the Company (formerly known as Acquisition Partners, Inc.), incorporated by
               reference to Exhibit 10.6 to the Company's Registration
               Statement on Form SB-2, File No. 333-31991.

  EXHIBIT
    NO.                                DESCRIPTION
  -------                              -----------
10.7           Letter Agreement dated April 4, 1997 among the parties to
               the Asset Purchase Agreement concerning the conversion of
               the promissory note payable to the Supply Company,
               incorporated by reference to Exhibit 10.7 to the Company's
               Registration Statement on Form SB-2, File No. 333-31991.
10.8           Lease Agreement dated as of September 5, 1995 between the
               Supply Company, as tenant, and Oakland Oaks, L.L.C., as
               landlord, incorporated by reference to Exhibit 10.9 to the
               Company's Registration Statement on Form SB-2, File No.
               333-31991.
10.9           Assignment and First Amendment to Wixom Building Lease dated as of February 19, 1997 among the Supply Company, as
               assignor, the Company, as assignee, and Oakland Oaks,
               L.L.C., as landlord, incorporated by reference to Exhibit
               10.10 to the Company's Registration Statement on Form SB-2,
               File No. 333-31991.
10.10          Letter Agreement dated November 21, 1997 among the parties to the Asset Purchase Agreement to confirm the reduction of the purchase price of the Asset Purchase Agreement,
               incorporated by reference to Exhibit 10.12 to the Company's
               Registration Statement on Form SB-2, File No. 333-31991.
10.11          Employment Agreement dated as of January 12, 1999 between
               the Company and Thomas E. Klema.
10.12          Lease Agreement dated March 12, 2000 between the Company and
               DFW Trade Center III Limited Partnership.
21.1           List of Subsidiaries.
27.1           Financial Data Schedule for the Company