Form 10QSB
period 2000-03-31
ROCKWELL MEDICAL TECHNOLOGIES INC
filed 2000-05-12
CIK 1041024

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

      [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
              ACT OF 1934.

              For the quarterly period ended March 31, 2000

      [ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
              ACT OF 1934.

              For the transition period from _________ to ____________

               Commission File Number: 000-23-661

_________________

ROCKWELL MEDICAL TECHNOLOGIES, INC.

(Exact name of small business issuer as specified in its charter)

Michigan	38 –3317208

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

28025 Oakland Oaks Drive
Wixom, Michigan 48393

(Address of principal executive offices)

(248) 449-3353

Issuer’s telephone number

(None)

(Former name, former address and former fiscal year, if changed since last report)

      Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

      State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: 4,855,105 Common Shares outstanding and 3,625,000 Common Share Purchase Warrants outstanding as of May 5, 2000.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No[ X ]

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Rockwell Medical Technologies, Inc. and Subsidiary

Consolidated Balance Sheet

As of March 31, 2000

(Whole dollars)
(Unaudited)

Assets	March 31, 2000

Cash and Cash Equivalents	$835,508

Accounts Receivable, net of allowance for doubtful accounts of $55,745	742,724

Inventory	578,800

Other Current Assets	79,611

Total Current Assets	2,236,643

Property and Equipment, net	671,001

Other Non-current Assets	120,365

Excess of Purchase Price over Fair Value of Net Assets Acquired, net	1,079,259

Total Assets	$4,107,268

Liabilities and Shareholders’ Equity

Accounts Payable	$407,268

Accrued Liabilities	320,131

Total Current Liabilities	727,399

Shareholders’ Equity:

Common Shares, no par value, 4,854,397 shares issued and outstanding	8,775,266

Common Share Purchase Warrants, 3,625,000 warrants issued and outstanding	251,150

Accumulated Deficit	(5,646,547)

3,379,869

Total Liabilities and Shareholders’ Equity	$4,107,268

The accompanying notes are an integral part of the consolidated financial statements.

Rockwell Medical Technologies, Inc. and Subsidiary

Consolidated Income Statements

For the three months ended March 31, 2000 and March 31, 1999

(Whole dollars)
 (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2000	March 31, 1999

Sales	$1,634,198	$1,584,210

Cost of Sales	1,436,791	1,436,203

Gross Profit	197,407	148,007

Selling, General and Administrative	448,405	530,891

Operating Loss	(250,998)	(382,884)

Interest Income	12,948	24,747

Net Loss	$(238,050)	$(358,137)

Average shares outstanding	4,854,397	4,830,450

Basic and Diluted Loss per Share	$(.05)	$(.07)

The accompanying notes are an integral part of the consolidated financial statements.

Rockwell Medical Technologies, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the three months ended March 31, 2000 and March 31, 1999

(Whole dollars)
 (Unaudited)

	2000	1999

Cash Flows from Operating Activities:

Net loss	$(238,050)	$(358,137)

Adjustments to reconcile net loss to net cash used for operating activities:

Depreciation and Amortization	98,209	98,506

Compensation recognized for stock options	12,325	28,370

Changes in Working Capital:

Decrease (Increase) in Accounts Receivable	237,965	(286,929)

Decrease (Increase) in Inventory	(165,560)	(32,722)

Decrease (Increase) in Other Assets	(30,962)	(53,422)

Increase (Decrease) in Accounts Payable	(120,022)	(31,690)

Increase (Decrease) in Other Liabilities	(20,891)	(5,709)

Net Change in Working Capital	(99,470)	(410,472)

Net Cash Used in Operations	(226,986)	(641,733)

Cash Flows from Investing Activities:

Purchase of Equipment	(30,799)	(17,954)

Cash Used in Investing Activities	(30,799)	(17,954)

Cash Flows from Financing Activities:

Cash Provided by Financing Activities	—	—

Increase (Decrease) in Cash	(257,785)	(659,687)

Cash at Beginning of Period	1,093,293	1,933,197

Cash at End of Period	$835,508	$1,273,510

The accompanying notes are an integral part of the consolidated financial statements.

Rockwell Medical Technologies, Inc. and Subsidiary

Notes to Consolidated Financial Statements

1. Description of Business

      Rockwell Medical Technologies, Inc.(the “Company”) manufactures, sells and distributes hemodialysis concentrates and other ancillary medical products and supplies used in the treatment of patients with End Stage Renal Disease “ESRD”. The Company supplies medical service providers who treat patients with kidney disease. The Company’s products are used to cleanse patients blood and replace nutrients lost during the kidney dialysis process. The Company primarily sells its products in the United States.

      The Company is regulated by the Federal Food and Drug Administration under the Federal Drug and Cosmetics Act, as well as by other federal, state and local agencies. Rockwell Medical Technologies, Inc. has received 510(k) approval from the FDA to market hemodialysis solutions and powders. The Company also has 510(k) approval to sell its Dri-Sate Dry Acid Concentrate product line and its Dri-Sate Mixer that were introduced during 1999.

2. Summary of Significant Accounting Policies

Basis of Presentation

      The consolidated financial statements of the Company include the accounts of Rockwell Medical Technologies, Inc. and its wholly owned subsidiary, Rockwell Transportation, Inc. All intercompany balances and transactions have been eliminated.

      In the opinion of management, all necessary adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

      A description of the Company’s significant accounting policies can be found in the footnotes to the Company’s annual consolidated financial statements for the year ended December 31, 1999 included in its Annual Report on Form 10-KSB dated March 30, 2000.

3. Related Party Transactions

      During the three month period ended March 31, 1999, the Company paid fees to the consulting firm of Wall Street Partners, Inc. for financial and management services. Amounts paid for the first three months of 1999 were $60,000. The sole principal of the consulting firm was Mr. Gary L. Lewis who served as Chairman of the Board of Directors of the Company until March 14, 2000. Effective January 1, 2000, the consulting agreement with Wall Street Partners, Inc. was not renewed by the Company and therefore, the Company has no obligation to make further payments to the consulting firm.

Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations

Results of Operations for the Three Month Periods Ended March 31, 2000 and 1999

      The Company’s earnings improved by $ 120,000 in the first quarter of 2000 compared to the first quarter of 1999. The first quarter loss was $ (238,000) as compared to a loss of $ (358,000) in the first quarter of 1999. Operating results improved due to an increase in gross profit margins coupled with lower operating expenses. Basic and fully diluted loss per share improved by $ .02 to a loss of $ (.05) per share in the first quarter of 2000 as compared to a loss per share of $ (.07) in the first quarter of 1999.

      Revenue increased by 3.2% in the first quarter of 2000 over the first quarter of 1999. Overall, the Company’s concentrate product revenue which represented 83% of first quarter 2000 revenue increased 1.4% while its freight revenue increased 53% and its ancillary sales increased 2.5% as compared to the first quarter of 1999. The Company continued to attract new customers to its Dry Acid products as well as converting existing customers to Dry Acid products. The Company’s liquid acid product volume decreased due to the elimination of certain lower margin distributor sales volume. Fourth quarter 1999 sales included increased inventory stocking by certain customers that was surplus to normal operating requirements as a precautionary measure related to potential Year 2000 supply chain disruptions and as a result the Company experienced lower sales growth in the first quarter of 2000.

      In late 1998, the Company introduced two new product lines, Dri-Sate ™Dry Acid Concentrate and Sterilyte™Liquid Bicarbonate. These two product lines have grown to represent 25% of total revenue in the first quarter of 2000 as compared to 9% in the first quarter of 1999. The Company has seen a migration of its liquid acid concentrate product lines to its Dri-Sate product lines over the last year and has also captured new customers as a result of its Dri-Sate product system due to the benefits derived by its customers. Sterilyte sales increased 27% over the first quarter of 1999. The Company has continued to achieve market acceptance of these new products and has realized higher gross profit margins from these products.

      In the first quarter of 2000, the Company’s concentrate sales were impacted by a change in product and customer mix compared to the first quarter of 1999. The Company’s Dri-Sate™Dry Acid Concentrate sales increased 232 % from the first quarter of 1999. The Company’s Dri-Sate average selling prices were 3 % higher on average compared to the first quarter of 1999. Overall acid concentrate sales increased by 1%. The Company’s liquid acid concentrate sales decreased due to the elimination of certain distributor sales volumes following the first quarter of 1999 that did not meet the Company’s margin objectives. Prices on its liquid acid products increased by 1% on average. Excluding distributor sales in 1999 that did not continue in 2000, the Company’s overall acid concentrate sales increased by 28.6%. The Company’s powder bicarbonate concentrate volumes showed a similar pattern with overall sales up 1 % in the first quarter of 2000 while excluding non-recurring distributor volume in 1999, first quarter 2000 revenue was up 27.3%.

      The Company realized increased freight revenue in the first quarter of 2000. The Company’s freight revenue increased $ 27,000 from the first quarter of 1999. The Company increased its truck fleet to prepare for future volume increases and was able to offset a portion of the additional costs with higher freight revenue. The Company’s ancillary sales were 11.5% of total sales and were up 2.5% as compared to the first quarter of 1999.

      Gross profit increased by 33% in the first quarter compared to the year earlier period with gross profit margins rising 2.8 % from 9.3% to 12.1%. Higher gross profit margins were due to improvements in product and customer mix. Revenue from the Company’s Dri-Sate ™Dry Acid Concentrate product lines increased substantially and represented in excess of 40% of total acid concentrate sales in the first quarter of 2000 as compared to 13 % in the first quarter of 1999.

      The Company’s gross profit margins were negatively impacted by an estimated .5 % in the first quarter of 2000 due to increased fuel costs related to the general rise in the price of oil during the first calendar quarter of 2000. The Company expects to continue to experience substantially higher fuel costs in 2000 than in 1999. In addition, Year 2000 results may be negatively impacted by increased costs related to the start-up of the Company’s second manufacturing facility.

      Operating costs for selling, general and administrative expenses decreased by $ 82,000 or 15% in the first quarter of 2000 compared to the first quarter of 1999. Lower selling, general and administrative costs were primarily due to reduced expenses for consulting fees of $ 60,000 related to the expiration of the consulting agreement with Wall Street Partners, Inc.

Interest income decreased by $ 12,000 from the first quarter of 1999 due to reduced funds available for investment.

Liquidity and Capital Resources

      The Company has utilized cash since its inception and anticipates that it will continue to utilize cash to fund its development and operating requirements. The Company anticipates that it will continue to improve its operating performance during 2000. However, in order to expand its operations and to execute its growth strategy, the Company will require additional funds.

      The Company had approximately $ 835,000 in cash on hand at March 31, 2000. During the first quarter of 2000, the Company utilized $ 258,000 in cash to fund its operations, to fund increases in working capital and for capital expenditures. Cash requirements to fund operations aggregated $ 127,000 while working capital increased by $ 100,000. The Company increased its inventory by $ 165,000 in the first quarter of 2000 with the majority of the increase in anticipation of growth in its ancillary product lines and in its Dri-Sate lines. The Company had capital expenditures of $ 31,000 for Dri-Sate mixers placed in customer accounts during the first quarter of 2000. The Company did not have any other capital expenditures in the first quarter of 2000.

      During the first quarter of 2000, the Company entered into a lease agreement to add a second manufacturing facility to expand its production and distribution capabilities. The Company anticipates that it will require $ 2 million to fund its business development and growth initiatives in 2000. The Company will seek to finance its expansion through debt and equity financing arrangements. The Company has entered into discussions for the purpose of raising additional debt and equity capital with prospective lenders and investors. If the Company is unsuccessful in raising sufficient additional funds to satisfy its financing requirements, it may be required to alter its growth strategy, curtail its expansion plans or take other measures to conserve its cash resources.

Year 2000 Issues and Consequences

      The Company has experienced no adverse consequences from Year 2000 computer problems internally or externally with its vendors or customers. No problems have been experienced with the Company’s other operating systems and equipment.

      Prior to Year 2000, the Company completed its review of both its information technology based systems and non- information technology based systems. During 1999, the Company reviewed and tested its computer software for Year 2000 compatibility. The Company satisfied itself that it would not experience any Year 2000 information technology problems with its internal computers and software. No Year 2000 problems were experienced by the Company as of May 10, 2000.

      The Company also reviewed its vendors and suppliers during 1999 to evaluate their readiness for Year 2000. The Company was satisfied that its vendors and suppliers were prepared for Year 2000 and that it was unlikely that there would be any disruption to the Company’s supply chain. The Company has not experienced any Year 2000 problems or product supply interruptions from its vendors as of May 10, 2000.

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No	Description

27.1	Financial Data Schedule

(b) Reports on Form 8-K (None)

(None)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL MEDICAL TECHNOLOGIES, INC.

Date: May 12, 2000	/s/	ROBERT L. CHIOINI

Robert L. Chioini
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: May 12, 2000	/s/	THOMAS E. KLEMA

Thomas E. Klema
Vice President of Finance, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit No	Description

27	Financial Data Schedule