Form 10QSB
period 2000-06-30
ROCKWELL MEDICAL TECHNOLOGIES INC
filed 2000-08-11
CIK 1041024

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________ to ____________

Commission File Number: 000-23-661

ROCKWELL MEDICAL TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in its charter)

Michigan	38-3317208

(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

28025 Oakland Oaks Drive Wixom, Michigan 48393

(Address of Principal executive offices)

(248) 449-3353

Issuer’s telephone number

(None)

(Former name, former address and former fiscal year, if changed since last report)

      Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: 4,855,105 Common Shares outstanding and 3,625,000 Common Share Purchase Warrants outstanding as of August 8, 2000.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Rockwell Medical Technologies, Inc. and Subsidiary

Consolidated Balance Sheet

As of June 30, 2000

(Whole dollars)
(Unaudited)

June 30, 2000

Assets

Cash and Cash Equivalents	$479,918

Accounts Receivable, net of allowance for doubtful accounts of $53,000	874,356

Inventory	602,802

Other Current Assets	95,438

Total Current Assets	2,052,514

Property and Equipment, net	644,992

Other Non-current Assets	95,328

Excess of Purchase Price over Fair Value of Net Assets Acquired, net	1,040,082

Total Assets	$3,832,916

Liabilities and Shareholders' Equity

Accounts Payable	$527,476

Accrued Liabilities	264,911

Total Current Liabilities	792,387

Shareholders' Equity:

Common Shares, no par value, 4,855,105 shares issued and outstanding	8,787,591

Common Share Purchase Warrants, 3,625,000 warrants issued and outstanding	251,150

Accumulated Deficit	(5,998,212)

3,040,529

Total Liabilities and Shareholders’ Equity	$3,832,916

The accompanying notes are an integral part of the consolidated financial statements.

Rockwell Medical Technologies, Inc. and Subsidiary

Consolidated Income Statements

For the three months and six months ended June 30, 2000 and June 30, 1999

(Whole dollars)
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2000	June 30, 1999	June 30, 2000	June 30, 2000

Sales	$1,690,450	$1,537,046	$3,324,648	$3,121,256

Cost of Sales	1,495,329	1,387,837	2,932,120	2,824,041

Gross Profit	195,121	149,209	392,528	297,215

Selling, General and Administrative	557,458	526,072	1,005,863	1,056,963

Operating Loss	(362,337)	(376,863)	(613,335)	(759,748)

Interest Income, net	10,672	10,622	23,620	35,369

Net Loss	$(351,665)	$(366,241)	$(589,715)	$ (724,379)

Average shares outstanding	4,854,928	4,838,111	4,854,663	4,834,281

Basic and Diluted Loss per Share	$(.07)	$(.08)	$(.12)	$ ( .15)

The accompanying notes are an integral part of the consolidated financial statements.

Rockwell Medical Technologies, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the six months ended June 30, 2000 and June 30, 1999

(Whole dollars)
(Unaudited)

	2000	1999

Cash Flows from Operating Activities:

Net loss	$(589,715)	$(724,379)

Adjustments to reconcile net loss to net cash used for operating activities:

Depreciation and Amortization	195,441	202,303

Compensation recognized for stock options	24,650	50,570

Changes in Working Capital:

Decrease (Increase) in Accounts Receivable	106,333	(125,374)

Decrease (Increase) in Inventory	(189,562)	(125,870)

Decrease (Increase) in Other Assets	(21,752)	17,721

Increase (Decrease) in Accounts Payable	186	(121,240)

Increase (Decrease) in Other Liabilities	(76,111)	13,059

Net Change in Working Capital	(180,906)	(341,704)

Net Cash Used in Operations	(550,530)	(813,210)

Cash Flows from Investing Activities:

Purchase of Equipment	(62,845)	(27,995)

Cash Used in Investing Activities	(62,845)	(27,995)

Cash Flows from Financing Activities:

Cash Provided by Financing Activities	—	—

Increase (Decrease) in Cash	(613,375)	(809,178)

Cash at Beginning of Period	1,093,293	1,933,197

Cash at End of Period	$479,918	$1,124,019

The accompanying notes are an integral part of the consolidated financial statements.

Rockwell Medical Technologies, Inc. and Subsidiary

Notes to Consolidated Financial Statements

1. Description of Business

      Rockwell Medical Technologies, Inc. (the “Company”) manufactures, sells and distributes hemodialysis concentrates and other ancillary medical products and supplies used in the treatment of patients with End Stage Renal Disease “ESRD”. The Company supplies medical service providers who treat patients with kidney disease. The Company’s products are used to cleanse patients’ blood and replace nutrients lost during the kidney dialysis process. The Company primarily sells its products in the United States.

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

      In the opinion of management, all necessary adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three-month and six-month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

      A description of the Company’s significant accounting policies can be found in the footnotes to the Company’s annual consolidated financial statements for the year ended December 31, 1999 included in its Annual Report on Form 10-KSB dated March 30, 2000.

3. Cash and Cash Equivalents

      The Company had cash and certificates of deposits of $ 480,000 at June 30, 2000. Of that total, $ 150,000 was in a restricted certificate of deposit that serves as collateral for a letter of credit related to the lease of a Company facility. Excluding this certificate of deposit, the Company had available cash balances of $ 330,000 as of June 30, 2000.

4. Related Party Transactions

      During the six month period ended June 30, 1999, the Company paid fees to the consulting firm of Wall Street Partners, Inc. for financial and management services. Amounts paid for the first six months of 1999 were $ 120,000. The sole principal of the consulting firm was Mr. Gary L. Lewis who served as Chairman of the Board of Directors of the Company until March 14, 2000. Effective January 1, 2000, the consulting agreement with Wall Street Partners, Inc. was not renewed by the Company and therefore, the Company has no obligation to make further payments to the consulting firm.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the Three Month and Six Month Periods Ending June 30, 2000 and June 30, 1999

      Sales for the second quarter of 2000 increased by 10% over the second quarter of 1999 to $ 1,690,000. The Company’s sales increased due to higher sales volume, an improved customer profile and an improved product mix. Sales of the Company’s Dri-Sate™Dry Acid Concentrate product line increased by more than 77 % compared to the second quarter of 1999. The Company’s initiative to increase its ancillary product sales resulted in over a 50 % increase in ancillary sales from the year earlier quarter. Ancillary product sales represented 12.0 % of net sales compared to 8.7 % in the second quarter of 1999.

      In the second quarter of 2000, the Company realized a $ 46,000 or 30% increase in gross profit and its gross profit margins increased to 11.5 % from 9.7% in the second quarter of 1999. Margins improved due to a more favorable product mix and customer profile. However, the Company experienced higher distribution costs in the second quarter as compared to the second quarter of 1999 that reduced gross margins by approximately two percent. Distribution costs were higher than the second quarter of 2000 as a result of truck fleet additions in advance of new business additions coupled with higher operating expenses. Gross profit margins may be adversely impacted during the remainder of 2000 as a result of start-up costs related to the Company’s second manufacturing facility.

      Selling, General and Administrative expenses were up 6% or $ 31,000 compared to the second quarter of 1999. The Company increased its expenditures for sales and marketing and incurred higher personnel costs. The Company increased its trade advertising and direct marketing expenditures during the second quarter of 2000. The Company did not renew its consulting agreement with Wall Street Partners, Inc. in 2000 resulting in $ 60,000 less in expenses in the second quarter compared to the second quarter of 1999. The Company also increased its investor relations activities and expenditures.

      Interest Income remained the same as the year earlier period.

      Net earnings were a loss of ($.07) per share compared to ($.08) in the second quarter of 1999. Overall, the Company’s second quarter 2000 net loss was $ 351,000 compared to $ 366,000 in the second quarter of 1999.

Results of Operations for the six months ended June 30, 2000 and June 30, 1999

      Sales revenue in the first six months of 2000 was $ 3,325,000 compared to $ 3,121,000 in the first six months of 1999 or an increase of $ 203,000 or 6.5%. This increase in sales was primarily due to an increase in sales of Dri-Sate™Dry Acid Concentrate with unit volume up 125% over the first six months of 1999. Ancillary product sales represented 11.6 % of sales in the first six months of 2000 compared to 10.2% in the first six months of 1999. The increased sales of Dri-Sate™Dry Acid Concentrate and ancillary sales were partially offset by a decrease in sales volumes of liquid acid concentrate products due to reduced sales of lower margin distributor products and due to the migration of certain customers to Dri-Sate™Dry Acid Concentrate.

      Gross Profit margins improved to 12.6 % of sales from 9.8% of sales in the first half of 1999. The margin improvement was largely due to a combination of higher sales volumes, improved product mix and a more favorable customer profile. The Company incurred increased distribution costs. Gross profit increased 32% or $ 95,000 in the first half of 2000 compared to the first half of 1999.

      Selling, general and administrative expense of $ 1,006,000 decreased by 5.1% or $ 52,000 in the first six months of 2000 from the first six months of 1999. Consulting expenses were reduced by $ 120,000 as a result of electing not to renew the consulting agreement with Wall Street Partners in 2000. The Company increased its sales and marketing efforts on its Dri-Sate™Dry Acid Concentrate product line which included increased trade show participation, trade publication advertising and direct marketing efforts. The Company increased its expenditures for investor relations activities in the first half of 2000 compared to the first half of 1999.

      Interest income decreased by $ 12,000 in the first six months of 2000 compared to the first six months of 1999 due to reduced funds available for investment.

      The Company’s operating loss decreased by $ 135,000 or 19% in the first six months of 2000 compared to the first six months of 1999. Overall, the Company’s loss in the first six months of 2000 was $ 590,000 compared to a loss of $ 724,000 in the first six months of 1999. Basic and fully diluted loss per share improved by $ .03 per share and was ($.12) in the first six months of 2000 as compared to a loss per share of ($.15) in the first six months of 1999.

Liquidity and Capital Resources

      The Company has utilized cash since its inception and anticipates that it will continue to utilize cash to fund its development and operating requirements. The Company anticipates that it will continue to improve its operating performance during 2000. However, in order to expand its operations and to execute its growth strategy, the Company will require additional funds. The Company is seeking to raise additional capital to finance its operations and expansion.

      During the first six months of 2000, the Company utilized $ 613,000 in cash to fund its operations, to fund increases in working capital and for capital expenditures. Cash requirements to fund operations in the first six months of 2000 aggregated $ 370,000 while working capital increased by $ 181,000. The Company increased its inventory by $ 190,000 in the first half of 2000 which included increases in the Company’s inventory of ancillary products and its Dri-Sate™Dry Acid Concentrate product line in order to support anticipated sales growth in those product lines. The Company had capital expenditures of $ 63,000 in the first half of 2000.

      The Company had cash and certificates of deposits of $ 480,000 at June 30, 2000. Of that total, $ 150,000 was in a restricted certificate of deposit that serves as collateral for a letter of credit related to the lease of a Company facility. Excluding this certificate of deposit, the Company had available cash balances of $ 330,000 as of June 30, 2000.

      During the first quarter of 2000, the Company entered into a lease agreement to add a second manufacturing facility to expand its production and distribution capabilities. The Company has received financing commitments for the majority of the capital expenditures related to this facility. In addition, the Company will require additional financing for working capital to operate this facility.

      The Company is seeking to finance its expansion and operations through debt and equity financing arrangements. The Company anticipates that it will require up to $ 2 million to fund its business development and growth initiatives in 2000. The Company has entered into discussions for the purpose of raising additional debt and equity capital with prospective lenders and investors. There is no assurance that the Company will be successful in raising additional equity capital. If the Company is unsuccessful in raising sufficient additional funds to satisfy its financing requirements, it may be required to alter its growth strategy, curtail its expansion plans or take other measures to conserve its cash resources.

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

      At the Company’s annual meeting of its shareholders held May 17, 2000, the shareholders re-elected Mr. Robert L. Chioini to the board of directors for a three year term expiring in 2003. Votes cast in favor were 3,201,971 while votes cast against were 12,900. Total votes abstained were 1,639,526. Mr. Kenneth L. Holt continues to serve as a Class II director with a term expiring in 2002 and Mr. Ronald D. Boyd continues to serve as a Class I director with a term expiring in 2001.

No other matters were submitted to a vote of the shareholders at the annual meeting.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits Exhibit No	Description

10.13	Employment agreement dated as of March 20, 2000 between the Company and Mr. Robert L. Chioini.

27.1	Financial Data Schedule

27.2	Financial Data Schedule

    (b) Reports on Form 8-K
        (None)

SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL MEDICAL TECHNOLOGIES, INC.
(Registrant)

Date: August 11, 2000	/s/ Robert L. Chioini Robert L. Chioini President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 11, 2000	/s/ THOMAS E. KLEMA Thomas E. Klema Vice President of Finance, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit No (a) Exhibits	Description

10.13	Employment agreement dated as of March 20, 2000 between the Company and Mr. Robert L. Chioini.

27.1	Financial Data Schedule

27.2	Financial Data Schedule