Form 10QSB
period 2000-09-30
ROCKWELL MEDICAL TECHNOLOGIES INC
filed 2000-11-14
CIK 1041024

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
        1934.

For the quarterly period ended September 30, 2000

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

      Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date: 4,855,105 Common Shares outstanding and 3,625,000 Common Share Purchase Warrants outstanding as of November 6, 2000.

Transitional Small Business Disclosure Format (Check one):
Yes No

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

Rockwell Medical Technologies, Inc. and Subsidiary

Consolidated Balance Sheet

As of September 30, 2000

(Whole dollars)
(Unaudited)

September 30,
2000

Assets

Cash and Cash Equivalents	$445,982

Accounts Receivable, net of allowance for doubtful accounts of $53,000	994,677

Inventory	526,453

Other Current Assets	114,246

Total Current Assets	2,081,358

Property and Equipment, net	643,953

Other Non-current Assets	118,607

Excess of Purchase Price over Fair Value of Net Assets Acquired, net	1,000,905

Total Assets	$3,844,823

Liabilities and Shareholders’ Equity

Accounts Payable	$683,732

Accrued Liabilities	415,323

Total Current Liabilities	1,099,055

Shareholders’ Equity:

Common Shares, no par value, 4,855,105 shares issued and outstanding	8,799,916

Common Share Purchase Warrants, 3,625,000 warrants issued and outstanding	251,150

Accumulated Deficit	(6,305,298)

2,745,768

Total Liabilities and Shareholders’ Equity	$3,844,823

      The accompanying notes are an integral part of the consolidated financial statements.

Rockwell Medical Technologies, Inc. and Subsidiary

Consolidated Income Statements

For the three months and nine months ended September 30, 2000 and September 30, 1999

(Whole dollars)
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Sept. 30, 2000	Sept. 30, 1999	Sept. 30, 2000	Sept. 30, 1999

Sales	$1,984,393	$1,604,453	$5,309,041	$4,725,709

Cost of Sales	1,774,785	1,404,003	4,706,905	4,228,044

Gross Profit	209,608	200,450	602,136	497,665

Selling, General and Administrative	514,823	471,875	1,520,686	1,528,838

Operating Loss	(305,215)	(271,425)	(918,550)	(1,031,173)

Interest Income (Expense), net	(1,871)	13,359	21,749	48,729

Net Loss	$(307,086)	$(258,066)	$(896,801)	$ (982,444)

Average shares outstanding	4,855,105	4,853,637	4,854,810	4,840,733

Basic and Diluted Loss per Share	$(.06)	$(.05)	$(.18)	$ ( .20)

      The accompanying notes are an integral part of the consolidated financial statements.

Rockwell Medical Technologies, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2000 and September 30, 1999

(Whole dollars)
(Unaudited)

	2000	1999

Cash Flows from Operating Activities:

Net loss	$(896,801)	$(982,444)

Adjustments to reconcile net loss to net cash used for operating activities:

Depreciation and Amortization	290,799	302,546

Compensation recognized for stock options	36,975	63,407

Changes in Working Capital:

Decrease (Increase) in Accounts Receivable	(13,988)	(73,272)

Decrease (Increase) in Inventory	(113,213)	(149,559)

Decrease (Increase) in Other Assets	(63,839)	(36,095)

Increase (Decrease) in Accounts Payable	156,442	(185,559)

Increase (Decrease) in Other Liabilities	41,100	123,835

Net Change in Working Capital	6,502	(320,650)

Net Cash Used in Operations	(562,525)	(937,141)

Cash Flows from Investing Activities:

Purchase of Equipment	(81,277)	(25,117)

Cash Used in Investing Activities	(81,277)	(25,117)

Cash Flows from Financing Activities:

Principal Payments on Notes Payable	(3,509)

Issuance of Common Shares and Purchase Warrants	—	34,276

Cash Provided by (used in) Financing Activities	(3,509)	34,276

Increase (Decrease) in Cash	(647,311)	(927,982)

Cash at Beginning of Period	1,093,293	1,933,197

Cash at End of Period	$445,982	$1,005,215

The Company acquired fixed assets during the third quarter of 2000 in exchange for notes payable of $ 36,710.

      The accompanying notes are an integral part of the consolidated financial statements.

Rockwell Medical Technologies, Inc. and Subsidiary

Notes to Consolidated Financial Statements

1. Description of Business

      Rockwell Medical Technologies, Inc. (the "Company") manufactures, sells and distributes hemodialysis concentrates and other ancillary medical products and supplies used in the treatment of patients with End Stage Renal Disease "ESRD". The Company supplies medical service providers who treat patients with kidney disease. The Company’s products are used to cleanse patients’ blood and replace nutrients lost during the kidney dialysis process. The Company primarily sells its products in the United States.

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

      In the opinion of management, all necessary adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three-month and nine-month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000.

      A description of the Company’s significant accounting policies can be found in the footnotes to the Company’s annual consolidated financial statements for the year ended December 31, 1999 included in its Annual Report on Form 10-KSB dated March 30, 2000.

3. Cash and Cash Equivalents

      The Company had cash and certificates of deposits of $ 445,982 at September 30, 2000. Of that total, $ 150,000 was in a restricted certificate of deposit that serves as collateral for a letter of credit related to the lease of a Company facility. The Company received $100,000 from an investor who subscribed to purchase common shares pursuant to a private placement of the Company’s common shares which called for the Company to raise a minimum of $ 500,000. If the Company does not achieve the required minimum level of its private offering, the Company will give the investor the right to rescind its subscription. If the investor were to rescind its subscription, the Company would be obligated to refund the investment to the investor.

4. Related Party Transactions

      During the nine month period ended September 30, 1999, the Company paid fees to the consulting firm of Wall Street Partners, Inc. for financial and management services. Amounts paid for the first nine months of 1999 were $180,000. The sole principal of the consulting firm was Mr. Gary L. Lewis who served as Chairman of the Board of Directors of the Company until March 14, 2000. Effective January 1, 2000, the consulting agreement with Wall Street Partners, Inc. was not renewed by the Company and therefore, the Company has no obligation to make further payments to the consulting firm.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the three months ended September 30, 2000 and September 30, 1999

      Sales for the third quarter of 2000 were $ 1,984,000, increasing by 23.7% over the third quarter of 1999. The Company’s sales growth in the third quarter was due to the addition of new customers and higher sales of ancillary products. The Company’s dialysis concentrate revenue increased 16.7% in the third quarter of 2000 over the third quarter of 1999. Sales of the Company’s Dri-Sate Dry Acid Concentrate product line generated the majority of the concentrate sales increase. Dri-Sate unit volumes increased 100% from the third quarter of 1999. The Company increased sales of its ancillary product lines as well, with overall ancillary sales increasing to 13.0% of sales from 8.0% of sales in the third quarter of 1999. The Company’s ancillary product sales doubled from the third quarter of 1999 and it also increased its backhaul freight and freight recoveries by 22% from the year earlier quarter.

      The Company’s gross profit margins were 10.6% in the third quarter which were two percentage points lower than in the third quarter of 1999. The Company’s gross profit margins were negatively impacted by higher distribution expenses which offset much of the gross profit increase from higher sales volumes. The Company’s distribution costs increased as a result of several factors. Shipping costs increased as a result of adding new business in the South and South Western United States in advance of opening the Company’s new Texas facility planned for early 2001. The Company also incurred increased operating expenses from higher fuel and equipment leasing costs related to its truck fleet. The Company’s product mix has continued to migrate to Dri-Sate resulting in reduced fleet requirements despite higher sales revenue. The Company was unable to profitably deploy the full number of trucks in its fleet. The Company subsequently reduced its distribution resources to reflect its current business requirements. However, the Company continued to incur related fleet expenses which reduced margins during the third quarter of 2000. In addition, the Company’s gross profit margins were also adversely impacted by an increase in higher cost products in its product mix.

      Operating loss was ($ 305,000) in the quarter and was reduced as a percent of sales by 1.5% from the third quarter of 1999. Selling, General and Administrative expense was $ 43, 000 higher than the third quarter of 1999. The Company continued to invest in advertising, trade shows and other marketing expenditures to increase market awareness of its product lines and to introduce its Dri-Sate product line.

Net Loss was ($ 307,000) or $ (.06) per share as compared to a loss of ($ 258,000) or $ (.05) per share in 1999.

Results of Operations for the nine months ended September 30, 2000 and September 30, 1999

      Sales revenue for the nine months ended September 30, 2000 was $ 5,309,000 or 12.3% higher than the first nine months of 1999. The Company’s sales growth in the first nine months of 2000 has been driven by increased sales volumes of its dry acid concentrate product line coupled with increased account penetration of ancillary product sales. For the nine months ending September 30, 2000, concentrate revenue increased 8.2% compared to the first nine months of 1999. The Company’s Dri-Sate Dry Acid Concentrate revenue increased by 115% in the first nine months of 2000. The Company’s liquid acid concentrate sales declined by 20% compared to a year ago with the majority due to the elimination of certain distributor sales volume on business discontinued in April 1999. In addition, a number of customers have converted to Dri-Sate Dry Acid Concentrate from liquid acid concentrate sold in 55 gallon drums.

      The Company has also increased its ancillary product sales by over 45% in the first nine months of 2000 compared to 1999. Ancillary sales accounted for 12% of revenue in the first nine months of 2000 compared to 9.4% in the first nine months of 1999. In addition, the Company has realized a 22.6% increase in freight cost recoveries and backhaul freight revenue in the first nine months of the year compared to last year. Increased backhaul revenue has been the function of increased volumes of dry acid concentrate eliminating the necessity to return empty drums thereby creating greater opportunity for backhaul revenue. In addition, the Company deployed more trucks in the first half of 2000 resulting in increased revenue.

      Gross profit margins improved by one percentage point in the first nine months of 2000. Overall, gross profit increased by $104,000 or 21% on the Company’s 12.5% sales growth. Gross profit margins on the Company’s products have been negatively impacted by higher distribution costs in 2000 resulting from several factors. Distribution costs have increased due to higher fuel costs, higher fleet operations costs and increased mileage driven to service new business. The Company has added new business in the South and South Western United Sates preceding the opening of its Texas facility. As a result, the Company is not yet realizing distribution efficiencies in these accounts. Furthermore, start-up costs of the Texas facility will have a negative impact on margins for the remainder of the year.

      The Company’s selling, general and administrative expenses in the first nine months of 2000 were .5% less than in 1999. As a percent of sales, year to date selling, general and administrative costs decreased from 32.3% of sales to 28.6% of sales in the nine months ended September 30, 2000. During 2000, the Company increased expenditures for advertising and marketing to create broader market knowledge and gain greater acceptance of its Dri-Sate Product line. These increased advertising and marketing expenditures were offset by decreases in other costs incurred in 1999.

      Interest income, net of expense was $27,000 less than in 1999 for the first nine months with interest income $21,000 less than in 1999 due to reduced funds available for investment. In the third quarter of 2000, the Company entered into notes payable related to the purchase of certain equipment and incurred interest expense of $6,000.

      Basic and fully diluted loss per share for the nine months ended September 30, 2000 was $ (.18) or $ .02 per share better than the first nine months of 1999. Overall, the net loss of ($ 897,000) was $ 86,000 less in the first nine months of 2000 as compared to the same period in 1999.

Liquidity and Capital Resources

      The Company has utilized cash since its inception and anticipates that it will continue to utilize cash to fund its development and operating requirements. The Company anticipates that its business will continue to grow in the future. However, in order to expand its operations and to execute its growth strategy, the Company will require additional funds. The Company is seeking to raise additional capital to finance its operations and expansion.

      During the nine months ended September 30, 2000, the Company utilized $ 647,000 in cash to fund its operations, to fund increases in working capital and for capital expenditures. Cash requirements to fund operations in the first nine months of 2000 aggregated $ 569,000 while working capital increased by $ 6,500. The Company increased its inventory by $ 113,000 during the first nine months of 2000 which included increases in the Company’s inventory of ancillary products and its Dri-Sate Dry Acid Concentrate product line in order to support sales growth in those product lines. The Company had capital expenditures of $ 81,000 in the first nine months of 2000.

      The Company had cash and certificates of deposits of $ 445,982 at September 30, 2000. Of that total, $ 150,000 was in a restricted certificate of deposit that serves as collateral for a letter of credit related to the lease of a Company facility. Excluding this certificate of deposit, the Company had available cash balances of $ 295,000 as of September 30, 2000.

      The Company is seeking to finance its expansion and operations through debt and equity financing arrangements. The Company anticipates that it will require up to $ 2 million to fund its business operations and growth initiatives. The Company has entered into discussions for the purpose of raising additional debt and equity capital with prospective lenders and investors. The Company anticipates that it will be able to raise additional funds to support its growth plans. However, there is no assurance that the Company will be successful in raising additional equity capital or debt financing. If the Company is unsuccessful in raising sufficient additional funds to satisfy its financing requirements, it may be required to alter its growth strategy, curtail its expansion plans or take other measures to conserve its cash resources.

      The Company has received $100,000 from an investor who has subscribed for common shares of the Company pursuant to a private placement of the Company's common shares which was conditioned upon the Company raising a minimum amount of $500,000. The sales price for the common shares offered pursuant to such private placement was 85% of the price per share at which the last trade was made of the Company's common shares on the trading date immediately preceding the date the investors subscribed for common shares of the Company. Investors were required hold common shares they purchased for a period of one year following the purchase. The Company has not yet been successful in raising the minimum required investment and expects to terminate the private placement and return to the investor his investment and subscription agreement. In the event the investor continues to desire to purchase the common shares for which he has subscribed and the Company has not raised the minimum required investment, the Company may offer to sell him the common shares on the same terms upon which he subscribed pursuant to a new offer which would not be subject to a minimum offering amount.

      The Company has received a term sheet from, and is conducting negotiations with, an investor relating to the proposed sale to such investor by the Company of 200 shares of convertible preferred stock for an aggregate purchase price of $2,000,000. Such convertible preferred stock would have a stated value of $10,000 per share, would be entitled to a 12% cumulative preferred dividend and would be convertible into common shares of the Company at 80% of the average closing bid prices for the common shares of the Company over the 5 trading days ending on the day prior to the conversion with a minimum price of approximately $2.25 per common share. Negotiations with the investor are continuing and there is no assurance that the sale of the preferred stock will occur or that the terms, as finally negotiated will be as set forth above.

      Nothing herein should be construed as an offer by the Company to sell, or a solicitation by the Company of an offer to purchase, any securities of the Company. The securities described above have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

Exhibit No	Description

27.1	Financial Data Schedule

27.2	Financial Data Schedule

      (b) Reports on Form 8-K

(None)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL MEDICAL TECHNOLOGIES, INC. (Registrant)

Date: November 14, 2000	/s/ ROBERT L. CHIOINI
Robert L. Chioini President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 14, 2000	/s/ THOMAS E. KLEMA
Thomas E. Klema Vice President of Finance, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

Exhibit Index

Exhibit No.	Description

27.1	Financial Data Schedule

27.2	Financial Data Schedule