Form 10KSB
period 2000-12-31
ROCKWELL MEDICAL TECHNOLOGIES INC
filed 2001-04-02
CIK 1041024

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

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000 OR

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

                         COMMON SHARE PURCHASE WARRANTS
                                (TITLE OF CLASS)
                            ------------------------
     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year: $7,457,001

     State the aggregate market value of the voting and non voting common equity held by non-affiliates: $3,779,153 as of March 20, 2001.

     Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 5,256,948 Common Shares outstanding and 3,625,000 Common Share Purchase Warrants outstanding as of March 20, 2001.

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

INDUSTRY BACKGROUND

     The Company provides products used in the treatment of patients with end-stage renal disease ("ESRD"). In 2001 there are an estimated 360,000 ESRD patients in the United States, whose permanent kidney failure requires long-term dialysis for survival. According to the United States Department of Health and Human Services ("DHHS"), the ESRD patient population has increased, on average, 7.9% per year for the five years preceding 1998. Incidence of kidney failure is increasing as a by-product of the aging population, an increasing occurrence of diabetes and hypertension, and increased use of prescription drugs. ESRD patients are essentially treated as chronic patients, with repeated dialysis treatments replacing their nonfunctioning kidneys. Most patients undergoing hemodialysis treatments generally receive three treatments per week or 156 treatments per year, although the amount of weekly treatments may vary.

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

     Hemodialysis providers are generally either independent clinics or hospitals. According to the DHHS, since 1973 the total number of hemodialysis providers in the United States has more than quintupled from 606 in 1973 to over 3,586 in December 1998. Independent providers comprised 2,723 of such providers, hospitals comprised 628 of such providers and kidney transplant centers comprised 235 of such providers at the end of 1998 according to the DHHS. The Company currently supplies hemodialysis clinics in over 27 states across the United States. The number of patients receiving hemodialysis has also grown substantially in recent years. According to the last published statistics by the DHHS, in 1997 more than 228,000 patients were treated in Medicare-approved renal facilities as compared to 68,390 patients in 1985. According to the DHHS, from 1985 to 1998, the number of hemodialysis stations, which are areas equipped to provide adequate and safe dialysis therapy, grew from 17,845 stations to 53,983 stations. The number of Medicare-approved dialysis machines increased by 3,130 stations or 6.2% between 1997 and 1998 based on the latest published statistics by the DHHS.

STRATEGY

     The Company's long term objectives are to increase its market share, expand its product line offering, extend its geographical coverage and improve its profitability by implementing the following strategies:

     - Acting as a Single Source Supplier. The Company has positioned itself as an independent "one-stop-shop" to its customers for the concentrates, chemicals and supplies necessary to support a hemodialysis provider's operation. Some the Company's competitors for concentrates do not offer a full line of hemodialysis products requiring customers to do business with a number of suppliers in order to purchase necessary supplies. Rockwell offers a full line of hemodialysis supplies.

     - Increasing Revenue Through Sales of New Products. The Company introduced two new product lines in 1999; Dri-Sate Dry Acid Concentrate and SteriLyte(TM) Liquid Bicarbonate that it believes are superior to competitors' product offerings. The Company successfully introduced the Dri-Sate product line in 1999 and it has grown to represent a significant share of the Company's Acid Concentrate sales in its first two years. The Company anticipates Dri-Sate will continue to capture market share and will allow the Company to achieve its gross margin objectives. The Company also anticipates that its Sterilyte(TM) Liquid Bicarbonate product line will gain market share in the acute care market segment due to its higher quality and longer shelf life.

     - Increasing Revenue Through Ancillary Product Line Expansion. The Company believes that the market potential for ancillary products and supplies used by hemodialysis providers is equivalent to or greater than the market for dialysis concentrates. The Company's strategy is to offer cost effective ancillary products that include ancillary products such as specialized kits, fistula needles, gloves, chemicals, sterile dressings and blood lines. Many of these ancillary items are purchased based on price and are generally acquired from various suppliers. The Company believes that as it continues to gain market share that it will increasingly be able to procure these ancillary items on a cost effective basis and will provide its customers with both convenience from a single supply source and at a highly competitive price level.

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

PRODUCTS

     The Company manufactures hemodialysis concentrates and sells, distributes and delivers such products, as well as a full line of ancillary hemodialysis products to hemodialysis providers and distributors located in more than 27 states as well as several foreign countries. Hemodialysis concentrates are comprised of two primary product types, which are generally described as acid dialysate and bicarbonate.

"Acidified Dialysate Concentrate"

     Acid dialysate generally contains sodium chloride, dextrose and electrolyte additives such as magnesium, potassium, and calcium. Acid products are manufactured in three basic series to reflect the dilution ratios used in dialysis machines which are manufactured by various companies. The Company supplies all three product series and currently manufactures approximately 60 different formulations. The Company supplies liquid acid concentrate in both 55 gallon drums and in cases with 4 -- 1 gallon containers.

"Dri-Sate Dry Acid Concentrate"

     In June of 1998, the Company obtained 510(k) clearance from the FDA to manufacture and market Dri-Sate Dry Acid Concentrate. This product line enhanced the Company's previous product liquid acid product offering. Since its introduction in 1999, the Company's dry acid product line has grown to represent over 45% of acid product sales.

     The Company's Dri-Sate Dry Acid Concentrate allows a clinic to mix its acid concentrate on-site. The clinical technician, using a specially designed mixer, adds pre-measured packets of the necessary ingredients to 50 or 100 gallons of purified water (AMII standard). Once mixed, the product is equivalent to the acid provided to the clinic in liquid form. By using Dri-Sate Dry Acid Concentrate numerous advantages are realized by the clinics including lower cost per treatment, increased storage space, reduced number of deliveries and more flexibility in scheduling. The Company believes it will attain increased profit margins due to the reduction in freight cost associated with shipping the dry product as compared to the liquid form. The Company also believes it will generate increased back-haul revenue due to the elimination of returning empty drums to the Company's facility, thus allowing its trucks to obtain increased back-haul revenue from third parties.

"Bicarbonate"

     Bicarbonate is generally sold in powder form and each clinic generally mixes bicarbonate on site as required. The company offers approximately 20 bicarbonate products covering all three series of manufacturers' bicarbonate dilution ratios.

"SteriLyte(TM) Liquid Bicarbonate"

     In June of 1997, the Company obtained 510(k) clearance from the FDA to manufacture and market SteriLyte(TM) Liquid Bicarbonate. The Company's SteriLyte(TM) Liquid Bicarbonate, which is used primarily in acute care settings, is currently the only liquid bicarbonate on the market manufactured utilizing a process called gamma irradiation. Historically, other manufacturers have been required to recall product due to excess levels of molds and bacteria in their product. Gamma irradiation is a process that minimizes the presence of mold and bacteria in the product thereby providing a higher quality product to the customer. The Company's

SteriLyte(TM) Liquid Bicarbonate, by utilizing gamma irradiation, offers the dialysis community a high-quality product and provides the clinic a safe and uninterrupted supply source.

"Ancillary Products"

     The Company offers a wide range of ancillary products including fistula needles, gloves, kits, dressings, cleaning agents, filtration salts and other supplies used by hemodialysis providers.

DISTRIBUTION AND DELIVERY OPERATIONS

     The majority of the distribution of the Company's products is provided by the Company's subsidiary, Rockwell Transportation, Inc. Rockwell Transportation, Inc. leases and operates a fleet of nine trucks which are used to deliver products to the Company's customers. A minor portion of the Company's deliveries, primarily to medical products distributors, is provided by common carriers contracted by the Company on a competitive rate basis.

     Rockwell Transportation, Inc. currently employs nine drivers to operate its truck fleet and a fleet operations manager to manage its distribution operations. The Company's liquid acid concentrates are generally packaged in 55-gallon re-usable drums weighing approximately 550 pounds each. The Company performs services for customers that are generally not available from common carriers, such as stock rotation, non-loading-dock delivery and drum pump-offs. The Company's primary competitors generally use common carriers and/or do not perform the same services for delivery of their products. The Company believes it offers a higher level of service to its customers through the use of its own delivery vehicles and drivers.

     As the Company continues to grow and migrate its product mix to its Dri-Sate Dry Acid Concentrate the Company anticipates that it will achieve distribution efficiencies from its truck fleet as a result of reduced frequency of deliveries, increased end user sales volume per truckload and increased backhaul revenue.

     The Company's trucking operations are and will continue to be subject to various state and federal regulations, which if changed or modified, could adversely affect the Company's business, financial condition and results of operations.

SALES AND MARKETING

     The Company primarily sells its products directly to domestic hemodialysis providers through five independent sales representative companies and three direct salespeople employed by the Company. In addition, the President and Chief Executive Officer of the Company leads and directs the sales efforts to the Company's major accounts. The Company also utilizes several independent distributors in the United States. Certain international customers are sold through sales agents.

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

     Fresenius treats an estimated 75,000 dialysis patients in the United States and operates an estimated 1,000 clinics. It also has a renal products business that manufactures a broad array of equipment including dialysis machines, dialyzers (artificial kidneys), concentrates and other supplies used in hemodialysis. In addition to its captive customer base in its own clinics, Fresenius also serves other clinic chains and independent clinics with its broad array of products. The Company believes that Fresenius sources its concentrate manufacturing through its own manufacturing facilities. Fresenius operates an extensive warehouse network in the United States serving its captive customer base and other independent clinics.

     Gambro treats an estimated 38,000 dialysis patients in the United States and operates approximately 500 clinics, based upon its public filings. Gambro manufactures and sells hemodialysis machines and other ancillary supplies. Gambro sells its concentrate solutions to both its own captive clinic base and to other clinic chains and independent clinics. The Company believes that Gambro operates one manufacturing facility in Central Florida and additionally sources concentrate through a private label manufacturer in the eastern United States. Gambro also imports products from its European manufacturing facilities. The Company believes that Gambro engages a third party trucking company to deliver its products throughout the United States directly from the point of manufacture and regional public and private warehouse locations. Gambro serves the independent clinic market with liquid acid and powder bicarbonate concentrate products used by its brand of dialysis machines as well as those machines manufactured by its competitors in that segment. Gambro does not offer a liquid bicarbonate product line nor does it offer a powder acidified concentrate product line.

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

QUALITY ASSURANCE AND CONTROL

     The U.S. Food and Drug Administration ("FDA") expanded the regulatory requirements governing manufacturers of medical devices effective January 1, 2000. The Company has revised its operational manuals and quality system to conform with the new regulations. The FDA inspected the Company during 2000 and found the Company to be in substantial compliance with regulatory requirements.

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

TRADEMARKS & PATENTS

     The Company has several trademarks on its products and in its advertising of such products, and has applied for U.S. registration of such marks.

     The Company has applied for U.S. and international patents on its Dri-Sate Dry Acid Concentrate method and apparatus for preparing liquid dialysate. The Company has no other patents.

SUPPLIERS

     The Company believes that the raw materials for the Company's hemodialysis concentrates, the components for the Company's hemodialysis kits and the ancillary hemodialysis products distributed by the Company are generally available from several potential suppliers. Principal suppliers include Morton Salt Company, Church & Dwight Co. Inc., and Ashland Inc.

CUSTOMERS

     The Company operates in one market segment which involves the manufacture and distribution of hemodialysis concentrates, dialysis kits and ancillary products used in the dialysis process to hemodialysis clinics. For the year ended December 31, 2000, the Company had sales in excess of 10% of revenue with three customers representing 36% of total sales. For the year ended December 31, 1999, the Company had sales in excess of 10% of revenue with two customers representing approximately 25% of total sales.

EMPLOYEES

     As of March 15, 2001, the Company had approximately 60 employees, of which three were salespeople, four were laboratory technicians, nine were truck drivers and ten were engaged in corporate management and administration. The remaining employees were hourly workers including clerical and plant employees. The Company's arrangements with its employees are not governed by any collective bargaining agreement. Employees are employed on an "at-will" basis with the exception of Mr. Robert L. Chioini, the Company's Chairman, President and Chief Executive Officer and certain other key managers. The employment agreement of Mr. Thomas E. Klema, the Company's Vice President, Chief Financial Officer and Secretary expired January 12, 2001 and he is currently in negotiation with the Company with respect to a new employment agreement. The Company intends to add personnel to staff a second manufacturing facility. In addition, if the Company's sales volumes increase, the Company expects to add additional production, distribution, and administrative resources.

OTHER

     The Company does not engage in any significant research and development activity. The Company does not anticipate any significant cost or impact from compliance with environmental laws.

ITEM 2. DESCRIPTION OF PROPERTY.

     The Company occupies a 34,500 square foot facility located in Wixom, Michigan, which is comprised of manufacturing, warehouse, office and laboratory space. The Company is party to a lease (the "Lease") covering such facility that expired on December 6, 2000. The Company continues to rent the facility on a month to month basis at a rent cost of $29,656. In accordance with the assignment of a facility lease from the Predecessor Company, the landlord required a deposit in escrow. The escrow deposit was applied against lease payments of $59,313 in the year ended December 31, 2000 and $39,542 in the year ended December 31, 1999. The remaining escrow deposit of $79,082 is to be returned as a security deposit refundable at lease termination subject to certain conditions.

     The Company entered into a lease agreement in October 2000 to lease a new 51,000 square foot facility in Wixom, Michigan. The replacement facility lease is for a seven year term with occupancy of the new facility anticipated in the second quarter of 2001. The lease agreement requires a security deposit of $165,000 with $100,000 payable prior to occupancy. The Company anticipates that it will relocate its current manufacturing operation and administrative offices to the new facility in mid-2001. Base rent for the facility will be $31,786 per month. In addition, the Company will be responsible for all property taxes, insurance premiums and maintenance costs.

     On March 12, 2000 the Company entered into an agreement to lease a 51,000 square foot facility in Grapevine, Texas. The principal provisions under the five year lease term include base monthly rental payments of $17,521 and payment of common area maintenance costs by the lessee.

     The Company believes that these facilities are suitable and adequate to meet its production and distribution requirements. However, should the Company's business continue to expand, the Company may require additional capacity to meet its requirements.

ITEM 3. LEGAL PROCEEDINGS.

     The Company filed a civil action on September 20, 2000 in the Circuit Court of Wayne County Michigan against Mr. Gary D. Lewis, individually and Wall Street Partners, Inc., a Michigan Corporation, jointly and severally. The Company has filed a breach of contract suit against Wall Street Partners, Inc. for breach of contract pertaining to consulting services provided the Company by Wall Street Partners, Inc. Also named in the suit was Mr. Gary D. Lewis, the principal of the consulting firm. Mr. Lewis is a former Chairman of the Company, a former director of the Company and is the beneficial owner of record of more than 5% of the Company's common shares. The Company has requested recovery of amounts paid to Wall Street Partners, Inc. and Mr. Lewis. A favorable outcome of this litigation may have a material impact on the Company. Wall Street Partners and Mr. Lewis have entered a counterclaim against the Company and its officers, alleging breach of fiduciary duty, aiding and abetting tortious conduct, indemnity from legal action and damages. On advice of counsel, the counterclaim does not appear to be of significant merit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not Applicable.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     The Company's Common Shares and Common Share Purchase Warrants are traded on the Nasdaq SmallCap Market under the symbols RMTI and RMTIW, respectively. The Common Shares and the Common Share Purchase Warrants began trading on the Nasdaq SmallCap Market on January 26, 1998 at an initial public offering price of $4.00 per Common Shares and $0.10 per Common Share Purchase Warrant.

     It is a requirement for continued listing of the Company's Common Shares and Common Share Purchase Warrants on the Nasdaq SmallCap Market that the Company either maintain a minimum of $2,000,000 in net tangible assets, have a $35,000,000 market capitalization or have earned $500,000 in net income for two of the three most recently completed fiscal years. The Company has relied on having net tangible assets in excess of $2,000,000 to meet this requirement. On December 1, 2000, Nasdaq notified the Company that it no longer meets this requirement. As of December 31, 2000, the Company had net tangible assets of $1,774,400. The Company is currently seeking additional equity funding in order to increase its net tangible assets. There can be no assurance that the Company will raise sufficient capital to meet the Nasdaq continued listing requirements or, even if it does raise such capital, that it will be able to avoid delisting. In addition, it is a requirement for continued listing on the Nasdaq SmallCap Market that the Company's Common Shares have a minimum bid price per share of at least $1. The minimum bid price per share of the Company's Common Shares has been below $1 for in excess of 30 consecutive days and is not currently in compliance with this requirement. While the Company is currently exploring alternatives to return to compliance with the Nasdaq listing requirements, including a reverse stock split, there can be no assurance that the Company will be successful in complying with the minimum bid price requirement or that the Company will be able to avoid delisting. If the Company's Common Shares and Common Share Purchase Warrants are delisted from the Nasdaq SmallCap Market, they would likely be quoted on the OTC Bulletin Board. Any delisting could cause the market price of the Common Shares and Common Share Purchase Warrants to decline and could make it much more difficult to buy or sell Common Shares or Common Share Purchase Warrants on the open market.

     The Prices below are the high and low bid prices as reported by Nasdaq in each quarter during 1999 and 2000. The below prices reflect inter-dealer prices, without retail mark-up, mark down or commission and may not represent actual transactions.

                                                                   BID PRICE
                                                                  INFORMATION
                                                                ----------------
                       QUARTER ENDED                             HIGH      LOW
                       -------------                             ----      ---
March 31,1999...............................................    $3.625    $1.906
June 30, 1999...............................................     4.313     3.125
September 30, 1999..........................................     4.750     2.625
December 31, 1999...........................................     4.063     1.938
March 31, 2000..............................................     6.000     2.438
June 30, 2000...............................................     3.781     1.500
September 30, 2000..........................................     2.219     1.000
December 31, 2000...........................................     1.563      .344

     As of March 20, 2001, there were 33 record holders of the Common Shares and 28 record holders of the Common Share Purchase Warrants.

     The Company sold 76,843 unregistered Common Shares to an investor for $1.30 per share on August 11, 2000. The Company paid a commission to a broker of 10% of the gross proceeds on the transaction. The net proceeds to the Company were $78,336. The sale of the Common Shares pursuant to this offering was exempt from the registration requirements of the Securities and Exchange Act (the "Act") under Section 4(2) of the Act. The sale was subject to rescission rights because the Company failed to meet the minimum sale requirement of its offering. In consideration for the waiver of these rights, on March 29, 2001, the shareholder was issued an additional 41,641 Common Shares for no additional consideration.

     On December 1, 2000, the Company issued 125,000 Common Shares in exchange for substantially all of the business and assets of a dialysis products manufacturer. The Common Shares had a fair market value of $125,000 on the date of issuance. The shareholder which acquired the Common Shares is required to hold the Common Shares for a period of one year from the date of issuance. The sale of the shares pursuant to this offering was exempt from the registration requirements of the Act under Section 4(2) of the Act.

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

RESULTS OF OPERATIONS

For the year ended December 31, 2000 compared to the year ended December 31,
1999

     For the year ended December 31, 2000, sales were $7.5 million as compared to sales of $6.7 million for 1998 representing an increase of 11.5%. Sales increased due to a variety of factors including new business development, and growth within existing customers. The Company realized substantial revenue increases in two key areas of strategic focus in 2000. The Company's Dry Acid product line sales increased 95% and its ancillary product sales increased 39% compared to 1999.

     The Company's concentrate sales, which represented 86% of the Company's 2000 revenue, increased by 9.5% in 2000 over 1999 due to new customers, increased product volumes at existing customers and higher actual average selling prices. During 2000, Rockwell increased its revenue with both regional and national clinic chains that have converted to the Company's dry acid product line. During 1999, the Company realized non-recurring liquid acid drum purchase volumes related to Year 2000 supply stocking and the termination of distributor relationships that together represented 8% of 1999 revenue. Despite these non-recurring sales in 1999, acid dialysate concentrate sales in 2000 were up 8% driven by strong dry acid product sales growth of

95%. The Company believes that both clinic chains and independent providers are attracted to its dry product offering due to the internal efficiencies and savings derived from dry products. In addition, the customers are attracted to Rockwell due to the Company's high product quality, its broad range of products and formulations and its high level of delivery and customer service.

     For the Company's other revenue sources, 2000 saw growth in its ancillary sales which was a key area of focus. The Company's sales of ancillary products rose 39% with an increased emphasis on the sale of fistula needles driving the majority of the ancillary product sales growth. The Company was also able to maintain its backhaul revenue at a level comparable to 1999. Largely as a result of the change of the Company's product mix to dry acid from liquid acid in drums, the Company was able to reduce the size of its truck fleet in 2000 over the course of the year, from twelve trucks to nine.

     Gross profit in 2000 increased $69,000 or 7.6% over 1999. The Company's gross profit margins were 13.1% in 2000 as compared to 13.6% in 1999. The Company's distribution costs rose during the year by approximately 2.5% of sales reflecting a combination of factors including higher fleet operating costs, fleet resources that were surplus to requirements as dry product sales increased and new clinic chain customers with clinics that were in more distant locations. Fleet operating costs rose significantly due mostly to higher fuel and maintenance costs. The Company took actions to reduce its fleet resources in 2000 to reflect its current business profile.

     Selling, General and Administrative Costs aggregated $2,024,000 in 2000 compared to $2,043,000 in 1999 or a decrease of $19,000. Cost increases were incurred primarily to support increased business activities and for the sales and marketing introduction of new product lines. The Company increased expenditures for marketing and advertising to develop customer and market awareness of its products. In addition, the Company added personnel to transact its business operations during 2000. However, the Company realized reduced expenditures for consulting services due to the termination of consulting fees paid to Wall Street Partners, Inc. in 2000. In 1999, the Company paid $240,000 to Wall Street Partners, Inc. for consulting services.

     Interest Income, net of expense aggregated $28,000 in 2000 compared to $61,000 in 1999. The decrease in interest income was primarily due to reduced funds available for investment. In addition, the Company incurred interest expense related to notes payable of $7,000.

     The Company incurred a loss of ($1,017,000) for 2000 which represented a reduction of $54,000 from its loss in 1999 which was ($1,071,000). The Company has not recorded a federal income tax benefit from its current or prior losses given a lack of assurance of realization of the carryforward benefit of those losses.

     Net Loss per share decreased to ($.21) in 2000 from ($.22) in 1999. The $.01 improvement in the loss per share was principally from improvement in operating results due to increased sales. The increase in shares outstanding had a negligible effect on earnings per share.

For the year ended December 31, 1999 compared to the year ended December 31,
1998

     For the year ended December 31, 1999, sales were $6.7 million as compared to sales of $5.3 million for 1998. The Company was successful in 1999 at attracting new customers with revenue increasing by 27% over 1998. Sales increased in 1999 due to combination of factors including new products, new business and improved pricing, which was partially offset by a reduction in lower margin distributor sales volume. The Company increased the sales revenue of its concentrate products by $1.4 million in 1999 compared to 1998. The Company's freight revenue which represented 4% of total revenue, increased by 17% in 1999 compared to 1998 while ancillary product sales decreased by 2%. New products sales represented a 20% increase over 1998.

     The Company's concentrate sales, which represented 88% of the Company's 1999 revenue, increased by 31% in 1999 over 1998 due to new products, improved customer mix and increased business volume. During 1999, Rockwell signed supply agreements with several multi-unit chains of hemodialysis providers that contributed to the Company's increased revenue. The Company successfully introduced two new product lines in 1999 which were its Dri-Sate Dry Acid Concentrate and its Sterilyte(TM) Liquid Bicarbonate product lines. New product sales represented 24% of the total 31% increase in concentrate revenue in 1999 over 1998. As a result of changes to customer mix, changes to product mix and improved pricing, the Company's actual average selling prices on its concentrate products increased by 8.6% in 1999 over 1998.

     Dri-Sate Dry Acid Concentrate was the primary catalyst behind the Company's increased sales in 1999. Dri-Sate, which was rolled out to the market in early 1999, represented 25% of total acid sales in 1999.

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

     The Company's freight revenue, derived primarily from increased backhaul revenue on the Company's truck fleet, increased by $38,000 in 1999 over 1998. Ancillary product revenue consisting of a wide range of ancillary supply decreased approximately 2%. Ancillary sales represented 8% of revenue in 1999 compared to approximately 11% in 1998.

     Gross profit increased by $1.1 million on a sales increase of $1.4 million, reaching $911,000 in 1999 from a deficit of $171,000 in 1998. Contributing to the Company's improved profitability has been an increase in higher margin direct ship customers with a more favorable product mix. The Company has gained distribution efficiencies through the sale of its Dri-Sate Dry Acid Concentrate product line. Gross profit margins as a percentage of sales improved to 13.6% in 1999 from a deficit of 3.2% in 1998. The Company's gross profit margins increased by 16.6% to sales in 1999 over 1998 due to increased sales volumes, improving customer mix and improved product mix.

     Selling, General and Administrative Costs were $2,043,000 in 1999 compared to $1,871,000 in 1998 or an increase of $172,000. Cost increases were incurred primarily to support increased business activities and for the marketing introduction and sales of new product lines. The Company rolled out product launches in 1999 for its Dri-Sate Dry Acid Concentrate and Sterilyte(TM) Liquid Bicarbonate product. Sales and marketing expenses increased $80,000 over 1998. Personnel costs increased $100,000 compared to 1998. The Company paid consulting fees to the firm of Wall Street Partners, Inc. in both 1999 and 1998 aggregating $240,000 and $290,000 respectively. As of January 1, 2000, the Company elected not to renew its consulting agreement with Wall Street Partners, Inc.

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

LIQUIDITY & CAPITAL RESOURCES

     The Company has utilized cash since its inception and anticipates that it will continue to utilize cash to fund its development and operating requirements. The Company has incurred operating losses since inception. The initial purchase of a predecessor company coupled with subsequent operating losses have been primarily funded from the proceeds generated through the issuance of common shares and common share purchase warrants pursuant to two private equity financing arrangements and an initial public offering in January of 1998.

     In 2000, the Company utilized approximately $882,000 in cash to fund its business development efforts, to fund operating losses and to expand its operations. As of December 31, 2000, the Company had cash on hand of approximately $211,000 and restricted cash of $150,000. In order to continue to operate its business and fund its growth strategy, the Company requires additional sources of financing.

     The Company's long term strategy is to expand its operations to serve its customers throughout North America. The Company anticipates that as a result of its existing supply agreements and customer relationships that it has the capability to capture sufficient new business to support additional manufacturing locations. The Company has plans to start-up its second manufacturing facility during the second quarter of 2001. The Company has received equipment lease financing commitments of $300,000 related to new equipment in its second facility. The Company has also entered into financing arrangements to support the development of its business and will continue to seek equity investments to develop the Company's business.

     As of March 28, 2001, the Company entered into a $2,000,000 revolving credit loan facility with a financial institution. Under the terms of the agreement, the loan has an initial sublimit of $1,000,000. The two year loan facility is secured by the Company's accounts receivable and other assets. The Company is obligated to pay interest at the rate of two points over the prime rate, plus other fees aggregating .25% of the loan balance.

     The Company is soliciting interest in a private placement of equity investments from accredited investors. As of March 28, 2001 the Company has not received a firm commitment for investment in its common shares. There can be no assurance that the Company will be successful in raising additional equity funds. If additional equity funds are not raised by the Company, the Company may be required to alter its growth strategy, curtail its expansion plans or take other measures to conserve its cash resources.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     Incorporated herein by reference to Rockwell Medical Technologies, Inc. definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-KSB with respect to its Annual Meeting of Shareholders to be held on May 16, 2001.

ITEM 10. EXECUTIVE COMPENSATION.

     Incorporated herein by reference to Rockwell Medical Technologies, Inc. definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-KSB with respect to its Annual Meeting of Shareholders to be held on May 16, 2001.

ITEM 11. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Incorporated herein by reference to Rockwell Medical Technologies, Inc. definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-KSB with respect to its Annual Meeting of Shareholders to be held on May 16, 2001.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Incorporated herein by reference to Rockwell Medical Technologies, Inc. definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-KSB with respect to its Annual Meeting of Shareholders to be held on May 16, 2001.

ITEMS 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

 3(i).1 Articles of Incorporation of the Company, incorporated by reference to Exhibit 3(i).1 to the Company's Registration
           Statement on Form SB-2, File No. 333-31991.
 3(i).2 Certificate of Amendment to Articles of Incorporation of the Company, incorporated by reference to Exhibit 3(i).2 to the Company's Registration Statement on Form SB-2, File No.
           333-31991.
 3(i).3 Certificate of Correction to Articles of Incorporation of the Company, incorporated by reference to Exhibit 3(i).3 to the Company's Registration Statement on Form SB-2, File No.
           333-31991.
 3(i).4 Certificate of Amendment to Articles of Incorporation of the Company, incorporated by reference to Exhibit 3(i).4 to the Company's Registration Statement on Form SB-2, File No.
           333-31991.
 3(ii)     Bylaws of the Company, incorporated by reference to Exhibit
           3(ii) to the Company's Registration Statement on Form SB-2,
           File No. 333-31991.
 4.1       Form of Warrant Agreement, incorporated by reference to
           Exhibit 4.1 to the Company's Registration Statement on Form
           SB-2, File No. 333-31991.
 4.2 Form of Underwriters Warrant Agreement, incorporated by reference to Exhibit 4.2 to the Company's Registration
           Statement on Form SB-2, File No. 333-31991.
 4.3 Registration Rights Agreement among the Company and the holders of certain of the Company's Common Share Purchase
           Warrants, incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form SB-2, File No.
           333-31991.
 4.4       Form of Lock-up Agreement, incorporated by reference to
           Exhibit 4.7 to the Company's Registration Statement on Form
           SB-2, File No. 333-31991.
10.1 Rockwell Medical Technologies, Inc. 1997 Stock Option Plan, incorporated by reference to Exhibit 10.1 to the Company's
           Registration Statement on Form SB-2, File No. 333-31991.
10.2 Employment Agreement dated as of February 19, 1997 between the Company and Robert L. Chioini, incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on
           Form SB-2, File No. 333-31991.
10.3 Consulting and Financial Advisory Services Agreement dated as of February 19, 1997 between the Company and Wall Street
           Partners, Inc., incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form SB-2, File No.
           333-31991.
10.4 Asset Purchase Agreement dated as of November 1, 1996 by and among the Predecessor Company, the Family Partnerships (as defined therein), the Members (as defined therein) and the Company (formerly known as Acquisition Partners, Inc.), incorporated by reference to Exhibit 10.4 to the Company's
           Registration Statement on Form SB-2, File No. 333-31991.
10.5       First Amendment to Asset Purchase Agreement dated as of
           January 31, 1997 by and among the Predecessor Company, the Family Partnerships, the Members and the Company (formerly known as Acquisition Partners, Inc.), incorporated by reference to Exhibit 10.5 to the Company's Registration
           Statement on Form SB-2, File No. 333-31991.
10.6       Second Amendment to Asset Purchase Agreement dated as of
           February 19, 1997 by and among the Predecessor Company, the Family Partnerships, the Members and the Company (formerly known as Acquisition Partners, Inc.), incorporated by reference to Exhibit 10.6 to the Company's Registration
           Statement on Form SB-2, File No. 333-31991.
10.7 Letter Agreement dated April 4, 1997 among the parties to the Asset Purchase Agreement concerning the conversion of the promissory note payable to the Supply Company, incorporated by reference to Exhibit 10.7 to the Company's
           Registration Statement on Form SB-2, File No. 333-31991.

10.8       Lease Agreement dated as of September 5, 1995 between the
           Supply Company, as tenant, and Oakland Oaks, L.L.C., as landlord, incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form SB-2, File No.
           333-31991.
10.9 Assignment and First Amendment to Wixom Building Lease dated as of February 19, 1997 among the Supply Company, as assignor, the Company, as assignee, and Oakland Oaks, L.L.C., as landlord, incorporated by reference to Exhibit
           10.10 to the Company's Registration Statement on Form SB-2,
           File No. 333-31991.
10.10 Letter Agreement dated November 21, 1997 among the parties to the Asset Purchase Agreement to confirm the reduction of the purchase price of the Asset Purchase Agreement, incorporated by reference to Exhibit 10.12 to the Company's
           Registration Statement on Form SB-2, File No. 333-31991.
10.11 Employment Agreement dated as of January 12, 1999 between the Company and Thomas E. Klema.
10.12      Lease Agreement dated March 12, 2000 between the Company and
           DFW Trade Center III Limited Partnership.
10.13 Employment Agreement dated as of January 12, 1999 between the Company and Robert L. Chioini.
10.14 Lease Agreement dated October 23, 2000 between the Company and International-Wixom, LLC.
10.15      Loan and Security Agreement dated March 28, 2001 between the
           Company and Heller Healthcare Finance, Inc.
21.1       List of Subsidiaries.

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

                  SIGNATURE                                      TITLE                         DATE
                  ---------                                      -----                         ----

            /s/ ROBERT L. CHIOINI                President, Chief Executive Officer       March 30, 2001
---------------------------------------------    and Director (Principal Executive
              Robert L. Chioini                  Officer)

             /s/ THOMAS E. KLEMA                 Vice President of Finance, Chief         March 30, 2001
---------------------------------------------    Financial Officer, Treasurer and
               Thomas E. Klema                   Secretary (Principal Financial
                                                 Officer and Principal Accounting
                                                 Officer)

                         INDEX TO FINANCIAL STATEMENTS

                                                                        PAGE
                                                                        ----
I.   Consolidated Financial Statements for Rockwell Medical
     Technologies, Inc. and Subsidiary
       Report of Independent Accountants for the years ended
          December 31, 2000 and 1999.............................           F-1
       Consolidated Balance Sheets at December 31, 2000 and
          December 31, 1999......................................           F-2
       Consolidated Income Statement for the years ended December
          31, 2000 and 1999......................................           F-3
       Consolidated Statement of Changes in Shareholders' Equity
          for the years ended December 31, 2000 and 1999.........           F-4
       Consolidated Statements of Cash Flow for the years ended
          December 31, 2000 and 1999.............................           F-5
       Notes to the Consolidated Financial Statements............      F-6-F-15

                        [PLANTE & MORAN, LLP LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders
Rockwell Medical Technologies, Inc. and Subsidiary

     We have audited the consolidated balance sheet of Rockwell Medical Technologies, Inc. and Subsidiary as of December 31, 2000 and 1999 and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Rockwell Medical Technologies, Inc. and Subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred substantial losses from operations since inception that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Plante & Moran, LLP

Auburn Hills, Michigan
February 9, 2001, except for Notes 3 and 14 as to which the date is March 28, 2001 and Note 10 as to which the date is March 29, 2001.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2000 AND 1999
                                (WHOLE DOLLARS)

                                                                DECEMBER 31,    DECEMBER 31,
                                                                    2000            1999
                                                                ------------    ------------
                           ASSETS
Cash and Cash Equivalents...................................    $   210,801     $ 1,093,293
Restricted Certificate of Deposit...........................        150,000              --
Accounts Receivable, net of a reserve of $63,000 in 2000 and
  $53,000 in 1999...........................................        926,879         980,689
Inventory...................................................        585,121         413,240
Other Current Assets........................................         98,619          30,618
                                                                -----------     -----------
     TOTAL CURRENT ASSETS...................................      1,971,420       2,517,840
Property and Equipment, net.................................        823,749         699,233
Other Noncurrent Assets.....................................        170,994         138,396
Excess of Purchase Price over Fair Value of Net Assets
  Acquired, net.............................................      1,085,770       1,118,437
                                                                -----------     -----------
     TOTAL ASSETS...........................................    $ 4,051,933     $ 4,473,906
                                                                ===========     ===========
            LIABILITIES AND SHAREHOLDERS' EQUITY
Notes Payable...............................................    $    10,637     $        --
Accounts Payable............................................        740,888         527,290
Accrued Liabilities.........................................        419,375         341,022
                                                                -----------     -----------
     TOTAL CURRENT LIABILITIES..............................      1,170,900         868,312
Long Term Notes Payable.....................................         19,839              --
SHAREHOLDERS' EQUITY:
Common Share, no par value, 5,256,948 and 4,854,397 shares
  issued and outstanding....................................      9,035,345       8,762,941
Common Share Purchase Warrants, 3,625,000 shares issued and
  outstanding...............................................        251,150         251,150
Accumulated Deficit.........................................     (6,425,301)     (5,408,497)
                                                                -----------     -----------
     TOTAL SHAREHOLDER'S EQUITY.............................      2,861,194       3,605,594
                                                                -----------     -----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............    $ 4,051,933     $ 4,473,906
                                                                ===========     ===========

   The accompanying notes are an integral part of the consolidated financial statements.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
                         CONSOLIDATED INCOME STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                                (WHOLE DOLLARS)

                                                                   2000           1999
                                                                   ----           ----
SALES.......................................................    $ 7,457,001    $ 6,688,914
Cost of Sales...............................................      6,477,343      5,778,154
                                                                -----------    -----------
     GROSS PROFIT...........................................        979,658        910,760
Selling, General and Administrative.........................      2,024,396      2,043,098
                                                                -----------    -----------
     OPERATING LOSS.........................................     (1,044,738)    (1,132,338)
Interest Income.............................................         27,934         61,068
                                                                -----------    -----------
     LOSS BEFORE INCOME TAXES...............................     (1,016,804)    (1,071,270)
Income Tax Expense..........................................             --             --
                                                                -----------    -----------
     NET LOSS...............................................    $(1,016,804)   $(1,071,270)
                                                                ===========    ===========
Basic And Diluted Loss Per Share............................    $      (.21)   $      (.22)

   The accompanying notes are an integral part of the consolidated financial statements.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                                (WHOLE DOLLARS)

                                  COMMON SHARES           PURCHASE WARRANTS                         TOTAL
                             -----------------------    ---------------------    ACCUMULATED    SHAREHOLDERS'
                              SHARES        AMOUNT      WARRANTS      AMOUNT       DEFICIT         EQUITY
                              ------        ------      --------      ------     -----------    -------------
Balance as of December
  31, 1998...............    4,830,450    $8,652,175    3,625,000    $251,150    $(4,337,227)    $ 4,566,098
Issuance of Common
  Shares.................       23,947        35,778                                                  35,778
Compensation related to
  Stock Options..........           --        74,988                                                  74,988
Net Loss.................                                                         (1,071,270)     (1,071,270)
                             ---------    ----------    ---------    --------    -----------     -----------
Balance as of December
  31, 1999...............    4,854,397    $8,762,941    3,625,000    $251,150    $(5,408,497)    $ 3,605,594
Issuance of Common
  Shares.................      402,551       223,104                                                 223,104
Compensation related to
  Stock Options..........           --        49,300                                                  49,300
Net Loss.................                                                         (1,016,804)     (1,016,804)
                             ---------    ----------    ---------    --------    -----------     -----------
Balance as of December
  31, 2000...............    5,256,948    $9,035,345    3,625,000    $251,150    $(6,425,301)    $ 2,861,194
                             =========    ==========    =========    ========    ===========     ===========

   The accompanying notes are an integral part of the consolidated financial statements.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                                (WHOLE DOLLARS)

                                                                   2000           1999
                                                                   ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss..................................................    $(1,016,804)   $(1,071,270)
  Adjustments To Reconcile Net Loss To Net Cash Used In
     Operating Activities:
     Depreciation and Amortization..........................        379,127        410,104
     Compensation Recognized For Stock Options..............         68,050         74,988
     Changes in Working Capital:
       Decrease (Increase) in Accounts Receivable...........         53,810       (272,001)
       (Increase) Decrease in Inventory.....................       (171,881)      (191,145)
       Decrease (Increase) in Other Assets..................       (100,599)        34,399
       Increase (Decrease) in Accounts Payable..............        213,598         (1,418)
       Increase (Decrease) in Other Liabilities.............         78,353        167,674
                                                                -----------    -----------
          Net change in Working Capital.....................         73,281       (262,491)
                                                                -----------    -----------
          CASH USED IN OPERATING ACTIVITIES.................       (496,346)      (848,669)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Equipment.....................................       (304,530)       (27,013)
  Purchase of Certificate of Deposit........................       (150,000)            --
  Purchase of Business......................................         (4,736)            --
                                                                -----------    -----------
          CASH USED IN INVESTING ACTIVITIES.................       (459,266)       (27,013)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of Common Shares and Purchase Warrants...........         79,354         35,778
  Payments on Notes Payable.................................         (6,234)            --
                                                                -----------    -----------
          CASH PROVIDED BY FINANCING ACTIVITIES.............         73,120         35,778
(DECREASE) IN CASH..........................................       (882,492)      (839,904)
CASH AT BEGINNING OF PERIOD.................................      1,093,293      1,933,197
                                                                -----------    -----------
CASH AT END OF PERIOD.......................................    $   210,801    $ 1,093,293
                                                                ===========    ===========

     Supplemental Cash Flow disclosure:
                                                                   2000           1999
                                                                   ----           ----
Interest Paid...............................................    $     7,086           None

   The accompanying notes are an integral part of the consolidated financial statements.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

     Rockwell Medical Technologies, Inc.(the "Company") manufactures, sells and distributes hemodialysis concentrates and other ancillary medical products and supplies used in the treatment of patients with End Stage Renal Disease "ESRD". The Company supplies medical service providers who treat patients with kidney disease. The Company's products are used to cleanse patients' blood and replace nutrients lost during the kidney dialysis process. The Company primarily sells its products in the United States.

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

CASH AND CASH EQUIVALENTS

     The Company considers cash on hand, unrestricted certificates of deposit and short term marketable securities as cash and cash equivalents.

RESTRICTED CASH

     The Company considers certificates of deposit securing letters of credit as restricted cash.

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

EXCESS OF PURCHASE PRICE OVER FAIR VALUE OF ASSETS ACQUIRED

     The excess of the price paid by the Company over the fair value of the net assets acquired in various business combinations has been recorded as an intangible asset and is being amortized on a straight line basis over an estimated useful lives of between 10 and 15 years. Accumulated amortization of this asset was $606,065 and $448,662 at December 31, 2000 and 1999, respectively. The Company assesses the recover-

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY ability of the asset based on estimated future discounted cash flows of the business. Based upon the Company's analysis no impairment of the asset exists at December 31, 2000.

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

NET LOSS PER SHARE

     Basic and Diluted net loss per share for the years ended December 31, 2000 and December 31, 1999 were calculated based on the weighted average shares outstanding of 4,879,999 and 4,844,149, respectively

     The dilutive effect of stock options has not been included in the average shares outstanding for the calculation of diluted loss per share as the effect, considering the Company's net loss, would be antidilutive. At December 31, 2000 potentially dilutive securities comprised 668,693 stock options exercisable at prices from $1.00 to $3.00 per share, 3,625,000 Common Share Purchase Warrants exercisable at $4.50 per Common Share; and Underwriter's Warrants which are comprised of an option to purchase 95,000 Common Shares at a price of $6.60 per share and 142,500 warrants to purchase shares at $7.43 per share.

     At December 31, 1999 potentially dilutive securities comprised 619,401 stock options exercisable at prices from $1.44 to $3.00 per share; 3,625,000 Common Share Purchase Warrants exercisable at $4.50 per Common Share; and Underwriter's Warrants which are comprised of an option to purchase 95,000 Common Shares at a price of $6.60 per share and 142,500 warrants to purchase shares at $7.43 per share.

RECLASSIFICATIONS

     Certain reclassifications have been made to the December 31, 1999 financial statements to conform to the current year presentation.

3. MANAGEMENT'S PLAN OF OPERATION

     Rockwell Medical Technologies, Inc. is engaged in the manufacture, sale and distribution of hemodialysis concentrates and kits to various clinics primarily in the United States. The Company provides hemodialysis solutions and supplies to leading national hemodialysis provider chains along with a number of independently operated regional and local clinics. The Company has established relationships with a number of the leading hemodialysis treatment providers to supply its hemodialysis solutions and other hemodialysis supplies. The

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

Company manufactures hemodialysis solutions and delivers those directly to its customers through its distribution subsidiary, Rockwell Transportation, Inc.

     The Company has followed a strategy of developing market share through a differentiated value proposition to its customers including new products, superior delivery and customer service, and tailoring product line offerings to match customer requirements, including offering a full line of formulations and supplies. In 2000, the Company's revenue increased $ 768,000 or 11.5% over 1999. In 1999, the Company successfully grew its revenue by $1.4 million or 27% over 1998. The Company anticipates that it will continue to increase its revenue and to increase its market share. The Company successfully introduced its dry acid concentrate product line in 1999. Dri-Sate revenue increased rapidly after introduction and represented 14% of total company sales in 1999 and grew to 24% of Company sales in 2000. The Company expects continued growth in its business. The Company anticipates that it will continue to require cash to fund the working capital requirements associated with future sales increases.

STRATEGY

     The Company's long term objectives are to increase its market share, expand its product line offering, extend its geographical coverage and improve its profitability by implementing the following strategies:

     - Acting as a Single Source Supplier. The Company has positioned itself as an independent "one-stop-shop" to its customers for the concentrates, chemicals and supplies necessary to support a hemodialysis provider's operation. Some the Company's competitors for concentrates do not offer a full line of hemodialysis products requiring customers to do business with a number of suppliers in order to purchase necessary supplies. Rockwell offers a full line of hemodialysis supplies.

     - Increasing Revenue Through Sales of New Products. The Company introduced two new product lines in 1999; Dri-Sate Dry Acid Concentrate and SteriLyte(TM) Liquid Bicarbonate that it believes are superior to competitors' product offerings. The Company successfully introduced the Dri-Sate product line in 1999 and it has grown to represent a significant share of the Company's Acid Concentrate sales in its first two years. The Company anticipates Dri-Sate will continue to capture market share and will allow the Company to achieve its gross margin objectives. The Company also anticipates that its Sterilyte(TM) Liquid Bicarbonate product line will gain market share in the acute care market segment due to its higher quality and longer shelf life.

     - Increasing Revenue Through Ancillary Product Line Expansion. The Company believes that the market potential for ancillary products and supplies used by hemodialysis providers is equivalent to or greater than the market for dialysis concentrates. The Company's strategy is to offer cost effective ancillary products that include ancillary products such as specialized kits, fistula needles, gloves, chemicals, sterile dressings and blood lines. Many of these ancillary items are purchased based on price and are generally acquired from various suppliers. The Company believes that as it continues to gain market share that it will increasingly be able to procure these ancillary items on a cost effective basis and will provide its customers with both convenience from a single supply source and at a highly competitive price level.

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

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

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

LIQUIDITY & CAPITAL RESOURCES

     The Company has utilized cash since its inception and anticipates that it will continue to utilize cash to fund its development and operating requirements. The Company has incurred operating losses since inception. The initial purchase of a predecessor company coupled with subsequent operating losses have been primarily funded from the proceeds generated through the issuance of common shares and common share purchase warrants pursuant to two private equity financing arrangements and an initial public offering in January of 1998.

     In 2000, the Company utilized approximately $882,000 in cash to fund its business development efforts, to fund operating losses and to expand its operations. As of December 31, 2000, the Company had cash on hand of approximately $211,000 and restricted cash of $150,000. In order to continue to operate its business and fund its growth strategy, the Company requires additional sources of financing.

     The Company's long term strategy is to expand its operations to serve its customers throughout North America. The Company anticipates that as a result of its existing supply agreements and customer relationships that it has the capability to capture sufficient new business to support additional manufacturing locations. The Company has plans to start-up its second manufacturing facility during the second quarter of 2001. The Company has received equipment lease financing commitments of $300,000 related to new equipment in its second facility. The Company has also entered into financing arrangements to support the development of its business and will continue to seek equity investments to develop the Company's business.

     As of March 28, 2001, the Company entered into a $2,000,000 revolving credit loan facility with a financial institution. Under the terms of the agreement, the loan has an initial sublimit of $1,000,000. The two year loan facility is secured by the Company's accounts receivable and other assets. The Company is obligated to pay interest at the rate of two points over the prime rate, plus other fees aggregating .25% of the loan balance.

     The Company is soliciting interest in a private placement of equity investments from accredited investors. As of March 28, 2001 the Company has not received a firm commitment for investment in its common shares. There can be no assurance that the Company will be successful in raising additional equity funds. If additional equity funds are not raised by the Company, the Company may be required to alter its growth strategy, curtail its expansion plans or take other measures to conserve its cash resources.

     There can be no assurance that the Company will be able to achieve the planned efficiencies and increase its sales levels and market share to sustain its operations. There can be no assurance that the Company has sufficient funds should the business plans not yield the expected results. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY amounts or the amount or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

4. SIGNIFICANT MARKET SEGMENTS

     The Company operates in one market segment which involves the manufacture and distribution of hemodialysis concentrates, dialysis kits and ancillary products used in the dialysis process to hemodialysis clinics. For the year ended December 31, 2000, the Company had sales in excess of 10% of revenue with three customers representing 36% of total sales. For the year ended December 31, 1999, the Company had sales in excess of 10% of revenue with two customers representing approximately 25% of total sales

5. INVENTORY

     Components of inventory as of December 31, 2000 and 1999 are as follows:

                                                               2000        1999
                                                               ----        ----
Raw Materials............................................    $133,203    $124,233
Finished Goods...........................................     451,918     289,007
                                                             --------    --------
     Total...............................................    $585,121    $413,240
                                                             ========    ========

6. PROPERTY AND EQUIPMENT

     Major classes of Property and Equipment, stated at cost, as of December 31, 2000 and 1999 are as follows:

                                                             2000          1999
                                                             ----          ----
Leasehold Improvements................................    $  193,720    $   36,232
Machinery and Equipment...............................     1,030,288       908,715
Office Furniture and Equipment........................       139,762       136,046
Laboratory Equipment..................................       135,893       135,893
  Vehicles, including trailers........................       132,016       104,784
                                                          ----------    ----------
                                                           1,631,679     1,321,670
  Accumulated Depreciation............................      (807,930)     (622,437)
                                                          ----------    ----------
Net Property and Equipment............................    $  823,749    $  699,233
                                                          ==========    ==========

7. NOTES PAYABLE

     The Company has two notes payable related to material handling equipment and a vehicle which secure the notes payable. The notes payable are payable in even monthly installments of principal and interest payable over a period of three years. Interest rates on the notes range from 10.4 -- 11.5%. Monthly payments aggregate $1,200. Future maturities of notes payables are $10,637 in 2001, $12,973 in 2002 and $5,846 in 2003.

8.   LEASES

     The Company leases its production facilities and administrative offices as well as transportation equipment used by the Company's subsidiary, Rockwell Transportation, Inc. The lease terms are three to seven years. These leases have been accounted for as operating leases. Lease payments under all operating leases were $583,064 and $515,513 for the years ended December 31, 2000 and 1999, respectively.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

     In accordance with the assignment of a facility lease from the Predecessor Company, the landlord required a deposit in escrow. The escrow deposit was applied against lease payments of $59,313 in the year ended December 31, 2000 and $39,542 in the year ended December 31, 1999. The remaining escrow deposit of $79,082 is to be returned as a security deposit refundable at lease termination subject to certain conditions.

     In the instance of early termination, the transportation equipment leases require the Company to pay the excess of the purchase price for such vehicles (determined in accordance with the terms of the lease) over the equipment's fair market value.

     In 2000, the Company entered into two lease agreements for new facilities both approximating 51,000 square feet. A five year lease arrangement for a second manufacturing facility was entered into by the Company on March 12, 2000. In addition, the Company entered into a lease agreement to lease a new manufacturing facility to replace its existing facility lease which expired December 5, 2000. The replacement facility lease is for a seven year term and was entered into in October 2000 with occupancy of the new facility anticipated in the second quarter of 2001. The lease agreement requires a $100,000 security deposit payable prior to occupancy. The Company will relocate its current manufacturing operation and administrative offices to the new facility.

     Future minimum rental payments under these lease agreements are as follows:

Year ending December 31, 2001...............................    $  835,799
Year ending December 31, 2002...............................       825,113
Year ending December 31, 2003...............................       783,369
Year ending December 31, 2004...............................       677,991
Year ending December 31, 2005...............................       594,258
Thereafter..................................................       894,212
                                                                ----------
  Total.....................................................    $4,610,742
                                                                ==========

9. INCOME TAXES

     The Company recorded no income tax expense or benefit for the years ended December 31, 2000 and 1999 due to the Company incurring net operating losses in each of those years. As a result, the Company has recorded a valuation allowance against its net deferred tax assets.

     A reconciliation of income tax expense at the statutory rate to income tax expense at the Company's effective tax rate is as follows:

                                                                   2000           1999
                                                                   ----           ----
  Tax Recovery Computed at 34 % of Pretax Loss..............    $  (345,000)   $  (364,000)
  Effect of Permanent Difference Principally Related to
     Stock Compensation Expense.............................         16,000          8,000
  Effect of Change in Valuation Allowance...................        329,000        356,000
                                                                -----------    -----------
  Total Income Tax Benefit..................................    $       -0-    $       -0-
                                                                ===========    ===========

     The details of the net deferred tax asset are as follows:

                                                                   2000           1999
                                                                   ----           ----
  Total Deferred Tax Assets.................................    $ 1,925,000    $ 1,580,000
  Total Deferred Tax Liabilities............................        (41,000)       (25,000)
  Valuation Allowance Recognized for Deferred Tax Assets....     (1,884,000)    (1,555,000)
                                                                -----------    -----------
  Net Deferred Tax Asset....................................    $       -0-    $       -0-
                                                                ===========    ===========

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

     Deferred income tax liabilities result primarily from the use of accelerated depreciation for tax reporting purposes. Deferred income tax assets result primarily from net operating loss carryforwards. For tax purposes, the Company has net operating loss carryforwards of approximately $5,287,000 that expire between 2012 and 2020.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the Company's history of operating losses, management has placed a full valuation allowance against the net deferred tax assets as of December 31, 2000 and as of December 31, 1999.

10. CAPITAL STOCK

     The authorized capital stock of the Company consists of 20,000,000 Common Shares, no par value per share, of which 5,256,948 shares were outstanding at December 31, 2000 and 4,854,397 shares were outstanding at December 31, 1999; 2,000,000 Preferred Shares, none issued or outstanding, and 1,416,664 of 8.5% non-voting cumulative redeemable Series A Preferred Shares, $1.00 par value (the "Series A Preferred Shares"), of which none were outstanding as of December 31, 2000.

     For the year ended December 31, 2000, the Company issued 76,843 Common Shares at a price of $1.30 per Common Share to an individual investor in a private placement of its Common Shares for net proceeds to the Company of $78,336. The sale was subject to rescission rights because the Company failed to meet the minimum sale requirement of its offering. In consideration for the waiver of these rights, on March 29, 2001, the shareholder was issued 41,641 Common Shares for no additional consideration.

COMMON SHARES

     Holders of the Common Shares are entitled to one vote per share on all matters submitted to a vote of shareholders of the Company and are to receive dividends when and if declared by the Board of Directors. The Board is authorized to issue additional Common Shares within the limits of the Company's Articles of Incorporation without further shareholder action.

WARRANTS

     Holders of the Common Share Purchase Warrants ("Warrants"), are entitled to purchase one Common Share at the exercise price of $4.50 per share for a period of three years commencing January 26, 1999 and expiring January 26, 2002. The exercise price and the number of Common Shares to be issued upon the exercise of each Warrant are subject to adjustment in the event of share split, share dividend, recapitalization, merger, consolidation or certain other events. At December 31, 2000 there were 3,625,000 Warrants issued and outstanding.

     Under certain conditions, the Warrants may be redeemed by the Company at a redemption price of $.10 per Warrant upon not less than 30 days prior written notice to the holders of such Warrants, provided the closing bid price of the Common Shares has been at least $7.00 for 20 consecutive trading days ending on the third day prior to the date the notice of redemption is given.

UNDERWRITERS' WARRANTS

     In conjunction with the Company's Initial Public Offering in January 1998, the Underwriters' of the offering were entitled to warrants ("the Underwriters' Warrants") which provided them the option to purchase 180,000 Common Shares for a purchase price of $6.60 per share and 270,000 warrants for a purchase price of $.165 per warrant. Each underlying warrant entitled the Underwriter to purchase a Common share at a purchase price of $7.43 per share, exercisable at any time from January 26, 1999 to January 26, 2003.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

     At December 31, 2000, 95,000 of the Underwriters' options to purchase Common Shares and 142,500 underlying warrants remained outstanding of the Underwriters' Warrants.

11. STOCK OPTIONS

     The Board of Directors approved the Rockwell Medical Technologies, Inc., 1997 Stock Option Plan on July 15, 1997 (the "Plan"). The Stock Option Committee as appointed by the Board of Directors administers the Plan, which provides for grants of nonqualified or incentive stock options to key employees, officers, directors, consultants and advisors to the Company. As of May 10, 1999, the Shareholders of the Company adopted an amendment to the stock option plan to increase the number of options available to be granted to 900,000 from 450,000. Under the amendment to the Plan, the Company may grant up to 900,000 options to purchase Common Shares. Exercise prices, subject to certain plan limitations, are at the discretion of the Committee. Options granted normally expire 10 years from the date of grant or upon termination of employment. The Committee determines vesting rights on the date of grant. Employee options typically vest over a three year period from the date of grant.

     Employee stock options awarded in July and November of 1997 had an exercise price of $3.00, which is less than the deemed fair market value of the stock at the date of grant as determined by the Company as $4.00. On April 13, 1998 these option holders, excluding the President and members of the Board of Directors, were offered the alternative of receiving new stock options in the same quantity as previously awarded but at an exercise price of $1.4375, the closing price on the Nasdaq SmallCap Market on the date of the offer. Vesting rights on the new options began to accrue on the date of the offer. Under the provisions of APB No. 25, compensation expense on these employee stock options is recognized over the vesting period and is determined as the difference between the IPO price of $4.00 per share (the deemed fair value of the shares on the date of the award), and the exercise price, as adjusted on April 13, 1998.

     Compensation expense related to employee stock options for the years ended December 31, 2000 and 1999 was $49,300 and $ 74,988, respectively.

     The Company also granted 202,020 stock options to a consultant on November 30, 2000 with an exercise price of $.01 per Common Share. The consultant immediately exercised their options which resulted in the issuance of 200,000 shares of common stock. These options had a fair market value of $ 225,000 on the date of grant. The fair market value is being amortized to expense over the one year term of the consulting agreement.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

     A summary of the status of the Company's Employee Stock Option Plan excluding options granted to consultants is as follows:

                                                                SHARES     PRICE
                                                                ------     -----
Outstanding at December 31, 1998............................    407,450    $2.14
  Granted...................................................    336,250    $2.16
  Exercised.................................................     23,947     1.49
  Cancelled.................................................    100,352     2.10
                                                                -------
Outstanding at December 31, 1999............................    619,401    $2.18
  Granted...................................................     81,000    $1.56
  Exercised.................................................        708     1.44
  Cancelled.................................................     31,000     2.19
                                                                -------
Outstanding at December 31, 2000............................    668,693    $2.11
                                                                =======

                OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
---------------------------------------------------   --------------------
                                                                 WEIGHTED
                  NUMBER     REMAINING     WEIGHTED    NUMBER     AVERAGE
   RANGE OF         OF      CONTRACTUAL    EXERCISE      OF      EXERCISE
EXERCISE PRICES   OPTIONS       LIFE        PRICE     OPTIONS      PRICE
---------------   -------   -----------    --------   -------    --------
$1.00 to $1.44     65,510    7.3-9.9 yrs    $1.30      48,115      $1.26
$1.50 to $2.00    211,000    7.9-9.9 yrs    $1.69     120,000      $1.67
$2.25 to $3.00    392,183    6.6-9.0 yrs    $2.47     268,596      $2.59
                  -------                             -------
         Total    668,693        8.3 yrs    $2.11     449,011      $2.19

     Had compensation expense for the employee stock options been determined based on the fair value of the option at the grant dates of the awards, consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts as follows:

                                                           2000           1999
                                                           ----           ----
Net loss
  As reported.......................................    $(1,016,804)   $(1,071,270)
  Pro forma.........................................    $(1,292,069)   $(1,315,833)
Basic and Diluted loss per share
  As reported.......................................    $      (.21)   $      (.22)
  Pro forma.........................................    $      (.27)   $      (.27)

     The per share weighted average fair values at the date of grant for the options granted to employees during the years ended December 31, 2000 and 1999 were $ 1.00 and $1.90 respectively. For the period ended December 31, 2000 the fair value was determined using the Black Scholes option pricing model using the following assumptions: dividend yield of 0.0 percent, risk free interest rate of
6.00 percent, volatility of 126% and expected lives of up to 3.0 years. For the year ended December 31, 1999, the fair value was estimated using the following assumptions: dividend yield of 0.0 percent, risk free interest rate of 6.25 percent, volatility of 133% and expected lives of 5.0 years.

12. RELATED PARTY TRANSACTIONS

     During the year ended December 31, 1999, the Company paid or accrued fees to the consulting firm of Wall Street Partners, Inc. for financial and management services of $240,000. Effective January 1, 2000, the consulting agreement with Wall Street Partners, Inc. was not renewed by the Company. Mr. Gary L. Lewis

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY was the sole principal of Wall Street Partners, Inc. Mr. Lewis served as Chairman of the Board of Directors of the Company from its inception until March 14, 2000 and is also a shareholder.

     During the year ended December 31, 2000, the Company had revenue from companies in which its outside directors held an equity interest. Mr. Ronald D. Boyd, a director of the Company as of March 14, 2000, holds an equity interest in a distributor of the Company's products. Revenue from this distributor in 2000 was $ 62,000. Mr. Kenneth L. Holt, a director of the Company as of March 14, 2000, holds an equity interest in a customer of the Company. Revenue from this customer in 2000 was $ 53,000.

13. SUPPLEMENTAL CASH FLOW INFORMATION

     The Company entered into the below described non-cash transactions during the year ended December 31, 2000 which have not been included in the Consolidated Statement of Cash Flows.

     In the year ended December 31, 2000, the Company issued 125,000 shares of common stock valued at $125,000 and paid $ 4,736 to acquire the assets and business of a small company. The Company recorded fixed assets related to this acquisition of $ 5,000 with the remainder allocated to the excess of purchase price over net assets acquired.

     The Company issued 200,000 shares of common stock related to a stock option grant to a consultant in exchange for consulting services. The fair market value on the date of the grant was $ 225,000 which is being amortized to expense over the one year service period of the agreement.

     The Company acquired $ 36,710 of equipment during the year ended December 31, 2000 which was financed through the issuance of notes payable.

14. SUBSEQUENT EVENTS

     As of March 28, 2001, the Company entered into a $2,000,000 revolving credit loan facility with a financial institution. Under the terms of the agreement, the loan has an initial sublimit of $1,000,000. The two year loan facility is secured by the Company's accounts receivable and other assets. The Company is obligated to pay interest at the rate of two points over the prime rate, plus other fees aggregating .25% of the loan balance.

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
10.7           Letter Agreement dated April 4, 1997 among the parties to
               the Asset Purchase Agreement concerning the conversion of
               the promissory note payable to the Supply Company,
               incorporated by reference to Exhibit 10.7 to the Company's
               Registration Statement on Form SB-2, File No. 333-31991.
10.8           Lease Agreement dated as of September 5, 1995 between the
               Supply Company, as tenant, and Oakland Oaks, L.L.C., as
               landlord, incorporated by reference to Exhibit 10.9 to the
               Company's Registration Statement on Form SB-2, File No.
               333-31991.
10.9           Assignment and First Amendment to Wixom Building Lease dated as of February 19, 1997 among the Supply Company, as
               assignor, the Company, as assignee, and Oakland Oaks,
               L.L.C., as landlord, incorporated by reference to Exhibit
               10.10 to the Company's Registration Statement on Form SB-2,
               File No. 333-31991.
10.10          Letter Agreement dated November 21, 1997 among the parties to the Asset Purchase Agreement to confirm the reduction of the purchase price of the Asset Purchase Agreement,
               incorporated by reference to Exhibit 10.12 to the Company's
               Registration Statement on Form SB-2, File No. 333-31991.
10.11          Employment Agreement dated as of January 12, 1999 between
               the Company and Thomas E. Klema.
10.12          Lease Agreement dated March 12, 2000 between the Company and
               DFW Trade Center III Limited Partnership.
10.13          Employment Agreement dated as of January 12, 1999 between
               the Company and Robert L. Chioini.
10.14          Lease Agreement dated October 23, 2000 between the Company and International-Wixom, LLC.
10.15          Loan and Security Agreement dated March 28, 2001 between the
               Company and Heller Healthcare Finance, Inc.
21.1           List of Subsidiaries.