Form 10QSB
period 2001-03-31
ROCKWELL MEDICAL TECHNOLOGIES INC
filed 2001-05-15
CIK 1041024

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

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
       OF 1934.

FOR THE TRANSITION PERIOD FROM            TO
                                ---------    ------------

COMMISSION FILE NUMBER: 000-23-661

                                -----------------

                       ROCKWELL MEDICAL TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)


          MICHIGAN                                         38 -3317208
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


                            28025 OAKLAND OAKS DRIVE
                              WIXOM, MICHIGAN 48393
                    ----------------------------------------
                    (Address of principal executive offices)

                                  (248) 449-3353
                       ---------------------------------
                            Issuer's telephone number


                                      (NONE)
                       ---------------------------------
      (Former name, former address and former fiscal year, if changed since last report)


     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]


      State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 5,298,589 Common Shares outstanding and 3,625,000 Common Share Purchase Warrants outstanding as of May 4, 2001.


Transitional Small Business Disclosure Format (Check one):
Yes [  ]  No [X]


================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                              AS OF MARCH 31, 2001

                                 (WHOLE DOLLARS)
                                   (Unaudited)

                                                                                                         MARCH 31, 2001
                                                 ASSETS
     Restricted Cash.................................................................................... $    150,000
     Accounts Receivable, net of allowance for doubtful accounts of $63,000.............................    1,078,719
     Inventory..........................................................................................      622,426
     Other Current Assets...............................................................................      141,949
                                                                                                         ------------
         TOTAL CURRENT ASSETS...........................................................................    1,993,094

     Property and Equipment, net........................................................................      838,663
     Other Non-current Assets...........................................................................      202,781
     Excess of Purchase Price over Fair Value of Net Assets Acquired, net...............................    1,044,514
                                                                                                         ------------
          TOTAL ASSETS.................................................................................. $  4,079,052
                                                                                                         ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
     Bank Overdraft..................................................................................... $     99,844
     Notes Payable......................................................................................      125,324
     Accounts Payable...................................................................................      799,846
     Accrued Liabilities................................................................................      297,322
                                                                                                         ------------
          TOTAL CURRENT LIABILITIES.....................................................................    1,322,336

     LONG TERM LIABILITIES                                                                                    114,419

     SHAREHOLDERS' EQUITY:
     Common Shares, no par value, 5,298,589  shares issued and outstanding..............................    9,102,133
     Common Share Purchase Warrants, 3,625,000  warrants issued and outstanding.........................      251,150
     Accumulated Deficit................................................................................   (6,710,986)
                                                                                                         ------------
                                                                                                            2,642,297
                                                                                                         ------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...................................................  $  4,079,052
                                                                                                         ============

         The accompanying notes are an integral part of the consolidated financial statements.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                         CONSOLIDATED INCOME STATEMENTS

          FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000

                                 (WHOLE DOLLARS)
                                   (Unaudited)


                                                                    THREE MONTHS           THREE MONTHS
                                                                        ENDED                  ENDED
                                                                   MARCH 31, 2001         MARCH 31, 2000
                                                                   --------------         --------------
       SALES....................................................... $  2,249,312         $  1,634,198
       Cost of Sales...............................................    1,990,040            1,436,791
                                                                    ------------         ------------
         GROSS PROFIT..............................................      259,272              197,407
       Selling, General and Administrative                               538,041              448,405
                                                                    ------------         ------------
         OPERATING LOSS                                                 (278,769)            (250,998)
       Interest Income (Expense) ..................................       (6,917)              12,948
                                                                    ------------         ------------
         NET LOSS.................................................. $   (285,686)        $   (238,050)
                                                                    ============         ============

       Average shares outstanding                                      5,267,358            4,854,397
       BASIC AND DILUTED LOSS PER SHARE............................       $ (.05)              $ (.05)


         The accompanying notes are an integral part of the consolidated financial statements.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

          FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000

                                 (WHOLE DOLLARS)
                                   (Unaudited)

                                                                                                        2001               2000
                                                                                                        ----               ----
           CASH FLOWS FROM OPERATING ACTIVITIES:
             Net loss.......................................................................     $      (285,686)    $     (238,050)
             Adjustments to reconcile net loss to net cash used for
                operating activities:
                Depreciation and Amortization...............................................              87,033             98,209
                Compensation recognized for stock options...................................              66,789             12,325

                Changes in Working Capital:
                  Decrease (Increase) in Accounts Receivable................................            (151,840)           237,965
                  Decrease (Increase) in Inventory..........................................             (37,305)          (165,560)
                  Decrease (Increase) in Other Assets.......................................             (75,117)           (30,962)
                  Increase (Decrease) in Accounts Payable...................................              58,958           (120,022)
                  Increase (Decrease) in Other Liabilities..................................              57,947            (20,891)
                                                                                                 ---------------     --------------
                     Net Change in Working Capital..........................................            (147,357)           (99,470)
                                                                                                 ---------------     --------------
                      NET CASH USED IN OPERATIONS...........................................            (279,221)          (226,986)

           CASH FLOWS FROM INVESTING ACTIVITIES:
             Purchase of Equipment..........................................................             (28,919)           (30,799)
                                                                                                 ---------------     --------------
                      CASH USED IN INVESTING ACTIVITIES.....................................             (28,919)           (30,799)

           CASH FLOWS FROM FINANCING ACTIVITIES:
              Increase in Outstanding Checks in Excess of Cash Balance......................              99,844
              Payments on Notes Payable.....................................................              (2,505)             --
                                                                                                 ---------------     --------------
                       CASH PROVIDED BY FINANCING ACTIVITIES................................              97,339              --

           INCREASE (DECREASE) IN CASH......................................................            (210,801)          (257,785)
           CASH AT BEGINNING OF PERIOD......................................................             210,801          1,093,293
                                                                                                 ---------------     --------------
           CASH AT END OF PERIOD............................................................     $           -       $      835,508
                                                                                                 ===============     ==============




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

    The Company is regulated by the Federal Food and Drug Administration under the Federal Drug and Cosmetics Act, as well as by other federal, state and local agencies. Rockwell Medical Technologies, Inc. has received 510(k) approval from the FDA to market hemodialysis solutions and powders. The Company also has 510(k) approval to sell its Dri-Sate Dry Acid Concentrate product line and its Dri-Sate Mixer.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The consolidated financial statements of the Company include the accounts of Rockwell Medical Technologies, Inc. and its wholly owned subsidiary, Rockwell Transportation, Inc. All intercompany balances and transactions have been eliminated.

    In the opinion of management, all necessary adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

    A description of the Company's significant accounting policies can be found in the footnotes to the Company's annual consolidated financial statements for the year ended December 31, 2000 included in its Annual Report on Form 10-KSB dated March 30, 2001.

3.  LINE OF CREDIT

     As of March 28, 2001, the Company entered into a $2,000,000 revolving credit loan facility with a financial institution. Under the terms of the agreement, the loan has an initial sublimit of $1,000,000. The two year loan facility is secured by the Company's accounts receivable and other assets. The Company is obligated to pay interest at the rate of two percentage points over the prime rate, plus other fees aggregating .25% of the loan balance.

4.  NOTES PAYABLE AND LONG-TERM LIABILITIES

     In March 2001, the Company reached an agreement with the landlord of its Texas facility to finance $211,772 of leasehold improvements over a two year period. The agreement requires the Company to make monthly payments of principal and interest through December 2002. The effective interest rate under the agreement is approximately 12%.

5.  SUPPLEMENTAL CASH FLOW INFORMATION

    As a result of the financing agreement disclosed in Note 4, the Company has financed $211,772 of leasehold improvements on a long-term basis. Of the $211,772, the Company had recorded an obligation of $180,000 as accrued liabilities at December 31, 2000 for improvements in 2000 and acquired an additional $31,772 of leasehold improvements during the quarter ended March 31, 2001. As these are non-cash transactions, they have not been included in the Consolidated Statement of Cash Flows.

2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2001 AND MARCH 31, 2000

    Sales in the first quarter of 2001 increased $615,000 or 38% over sales in the first quarter of 2000. The Company experienced sales growth across all product lines. Rockwell has been successful at attracting new clinics to its product offerings. The Company's Dri-Sate Dry Acid Concentrate product line experienced a 43% increase in unit volume as compared to the first quarter of 2000. Similarly, overall concentrate product sales were up over 40%. Ancillary product sales increased by 30% over the first quarter of 2000. The Company's sales in the first quarter of 2000 were depressed by Year 2000 inventory stocking in late 1999. The Company estimates that sales volumes were negatively impacted by approximately 5% in the first quarter of 2000.

    The Company's gross profit was $259,000 an increase of $62,000 or 31% as compared to the Company's gross profit in the first quarter of 2000. However, gross profit margins were negatively impacted by costs related to the Company's new facility. Without these costs, the Company estimates that its gross profit margins would have been 4.5% higher or 16.0% as compared to reported gross profit margins of 11.5%. The Company anticipates that it will continue to incur plant costs related to its new facility that will depress margins in the second quarter of 2001. The Company has improved its truck fleet productivity which was partially offset by increases in fuel costs as compared to the first quarter of 2000. The Company anticipates increased material and fuel costs during the remainder of 2001 which may adversely effect gross profit margins.

    The Company's selling, general and administrative expenses were $538,000 as compared to $448,000 in the first quarter of 2000 or an increase of $90,000.
The Company incurred $56,000 in non-cash charges for investment banking and business development consulting that was related to stock options issued in December 2000 for such services. In addition, the Company has incurred approximately $60,000 in additional personnel and selling costs, over such costs in the first quarter of 2000, in order to facilitate and manage the Company's growth.

    Interest expense, net of interest income was $6,900 in the first quarter of 2001 as compared to interest income of $12,900 in the first quarter of 2000. As a result of fewer funds available for investment and the addition of notes payable during 2000, the Company's interest expense, net of interest income resulted in a $19,800 decrease in earnings before taxes as compared to the first quarter of 2000.

    Loss per share in the first quarter of 2001 was $(.05) as compared to $(.05) in the first quarter of 2000. Overall, the net loss of $(286,000) was $48,000 higher than the first quarter loss in 2000 of $(238,000). Average shares outstanding increased by 8.5% from the first quarter of 2000. The increased number of shares had a negligible impact on earnings per share.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has utilized cash since its inception and anticipates that it will continue to utilize cash to fund its development and operating requirements. The Company anticipates that it will continue to increase its revenue during 2001 and its operating results. However, in order to expand its operations and to execute its growth strategy, the Company requires additional funds.

     The Company's long term strategy is to expand its operations to serve its customers throughout North America. The Company anticipates that as a result of its existing supply agreements and customer relationships that it has the capability to capture sufficient new business to support additional manufacturing locations. The Company has plans to start-up its second manufacturing facility during the second quarter of 2001. In addition, the Company will relocate its current manufacturing and headquarters facility to a larger facility in the third quarter of 2001. The Company has entered into financing arrangements to support the development of its business and will continue to seek equity investments to develop the Company's business.

    As of March 28, 2001, the Company entered into a $2,000,000 revolving credit loan facility with a financial institution. Under the terms of the agreement, the loan has an initial sublimit of $1,000,000. The two year loan facility is secured by the Company's accounts receivable and other assets. The Company is obligated to pay interest at the rate of two points over the prime rate plus other fees aggregating .25% of the loan balances.

    The Company is seeking to raise up to $1,000,000 in a private placement of its common shares. In connection with this private placement, the Company is offering to sell up to 2,000,000 common shares at a per share price of $ .50. As of May 9, 2001, pursuant to this private placement, the Company has sold 336,000 common shares and has raised $168,000 before commissions and other expenses. The Common shares are being offered through a placement agent who is entitled to receive a commission equal to 10% of the aggregate purchase price of the common shares. The securities offered under this offering have not been registered under the Securities Act of 1933 or any state securities laws and are sold in reliance on exemption from such registration requirements. These securities may not be sold or transferred except as permitted under the applicable securities laws. As a result the common shares issued under this private placement may not be resold for a period of one year from date of issuance unless such resale is registered pursuant to applicable securities laws. The Company may terminate this private placement at any time, is not obligated to accept subscriptions under such private offering and there is no assurance that the Company will be successful in completing this private placement. This description does not constitute an offer of any securities for sale or solicitation of an offer to purchase any securities and any such offer will only be made by means of a prospectus.

    In addition to the private placement described above, the Company is seeking to raise both additional debt and equity capital to finance its operations and its continued development. There can be no assurance that the Company will be able to raise additional capital sufficient to meet its requirements to execute its growth strategy and fund its operations. If the Company is unable to raise additional capital, it will be forced to alter its strategy, it will be forced to change or curtail its expansion plans, take other measures to conserve its cash resources and may fail.

                           PART II - OTHER INFORMATION


ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

     On March 29, 2001 we issued 41,641 common shares to a single shareholder in a private placement without registration under the Securities Act. The common shares were issued in reliance on the exemption from registration contained in
Section 4(2) of the Securities Act. The shareholder who acquired the common shares had previously purchased 76,843 common shares at a purchase price of $1.30 per share in a private placement conducted in fiscal 2000, however the sale was subject to rescission rights because we failed to meet the minimum sale requirement of the offering. The common shares issued in the first quarter of fiscal 2001 were issued in consideration for the release of such rescission rights and for no other or additional consideration.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     Exhibit No                         Description
        None

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





                                     ROCKWELL MEDICAL TECHNOLOGIES, INC.
                                                   (Registrant)


    Date: May 15, 2001                        /s/ ROBERT L. CHIOINI
                                             -----------------------------------
                                                Robert L. Chioini
                                             President, Chief Executive
                                             Officer and Director (Principal
                                             Executive Officer)

    Date: May 15, 2001                         /s/ THOMAS E. KLEMA
                                             -----------------------------------
                                                 Thomas E. Klema
                                             Vice President of Finance, Chief
                                             Financial Officer, Treasurer and
                                             Secretary (Principal Financial
                                             Officer and Principal Accounting
                                             Officer)