Form 10QSB
period 2001-06-30
ROCKWELL MEDICAL TECHNOLOGIES INC
filed 2001-08-14
CIK 1041024

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

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934.

FOR THE TRANSITION PERIOD FROM            TO
                                ---------    ------------

COMMISSION FILE NUMBER: 000-23-661
                                      -----------------

                      ROCKWELL MEDICAL TECHNOLOGIES, INC.
       (Exact name of small business issuer as specified in its charter)


            MICHIGAN                                  38-3317208
 -------------------------------         -----------------------------------
 (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)

                                30142 WIXOM ROAD
                              WIXOM, MICHIGAN 48393
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (248) 960-9009
                            -------------------------
                            Issuer's telephone number


                             28025 OAKLAND OAKS CT.
                             WIXOM, MICHIGAN 48393
                             ---------------------
   (Former name, former address and former fiscal year, if changed since last report)



      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]


      State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 6,334,589 Common Shares outstanding and 3,625,000 Common Share Purchase Warrants outstanding as of August 8, 2001.


Transitional Small Business Disclosure Format (Check one):
Yes [   ]  No [ X ]


================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                               AS OF JUNE 30, 2001

                                 (WHOLE DOLLARS)
                                   (Unaudited)

                                                                                                            JUNE 30, 2001

                                     ASSETS
Cash and Cash Equivalents ..................................................................................  $   27,957
Restricted Cash ............................................................................................     150,000
Accounts Receivable, net of allowance for doubtful accounts of $63,000 .....................................     977,747
Inventory ..................................................................................................     655,725
Other Current Assets .......................................................................................     102,423
                                                                                                              ----------
    TOTAL CURRENT ASSETS ...................................................................................   1,913,852

Property and Equipment, net ................................................................................   1,130,063
Other Non-current Assets ...................................................................................     282,513
Excess of Purchase Price over Fair Value of Net Assets Acquired, net .......................................   1,003,257
                                                                                                              ----------
     TOTAL ASSETS ..........................................................................................  $4,329,685
                                                                                                              ==========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Short Term Borrowings ......................................................................................  $  194,623
Notes Payable ..............................................................................................     138,413
Accounts Payable ...........................................................................................     809,536
Accrued Liabilities ........................................................................................     245,557
                                                                                                              ----------
     TOTAL CURRENT LIABILITIES .............................................................................   1,388,129

     LONG TERM LIABILITIES .................................................................................      80,659

SHAREHOLDERS' EQUITY:
Common Shares, no par value, 6,334,589  shares issued and outstanding ......................................   9,676,480
Common Share Purchase Warrants, 3,625,000  warrants issued and outstanding .................................     251,150
Accumulated Deficit ........................................................................................  (7,066,733)
                                                                                                              ----------
                                                                                                               2,860,897
                                                                                                              ----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ............................................................  $4,329,685
                                                                                                              ==========

   The accompanying notes are an integral part of the consolidated financial statements.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                         CONSOLIDATED INCOME STATEMENTS

    FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000


                                 (WHOLE DOLLARS)
                                   (Unaudited)

                                                         THREE MONTHS      THREE MONTHS        SIX MONTHS          SIX MONTHS
                                                             ENDED             ENDED              ENDED               ENDED
                                                         JUNE 30, 2001     JUNE 30, 2000      JUNE 30, 2001       JUNE 30, 2000
                                                         -------------     -------------      -------------       -------------
SALES ..............................................    $ 2,173,188         $ 1,690,450         $ 4,422,500         $ 3,324,648
Cost of Sales ......................................      1,913,803           1,495,329           3,903,843           2,932,120
                                                        -----------         -----------         -----------         -----------
  GROSS PROFIT .....................................        259,385             195,121             518,657             392,528
Selling, General and Administrative ................        596,708             557,458           1,134,749           1,005,863
                                                        -----------         -----------         -----------         -----------
OPERATING LOSS .....................................       (337,323)           (362,337)           (616,092)           (613,335)
Interest Expense, net ..............................         18,424             (10,672)             25,341             (23,620)
                                                        -----------         -----------         -----------         -----------
  NET LOSS .........................................    $  (355,747)        $  (351,665)        $  (641,433)        $  (589,715)
                                                        ===========         ===========         ===========         ===========

Average shares outstanding .........................      5,641,589           4,854,928           5,454,474           4,854,663
BASIC AND DILUTED LOSS PER SHARE ...................    $      (.06)        $      (.07)        $      (.12)        $      (.12)




   The accompanying notes are an integral part of the consolidated financial statements.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

            FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

                                 (WHOLE DOLLARS)
                                   (Unaudited)

                                                                                         2001                    2000
                                                                                         ----                    ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .......................................................................   $  (641,433)             $  (589,715)
  Adjustments to reconcile net loss to net cash used for
     operating activities:
     Depreciation and Amortization ...............................................       173,422                  195,441
     Compensation recognized for stock options ...................................       123,039                   24,650

     Changes in Working Capital:
       Decrease (Increase) in Accounts Receivable ................................       (50,868)                 106,333
       Decrease (Increase) in Inventory ..........................................       (70,604)                (189,562)
       Decrease (Increase) in Other Assets .......................................      (115,323)                 (21,752)
       Increase (Decrease) in Accounts Payable ...................................        68,648                      186
       Increase (Decrease) in Other Liabilities ..................................         6,182                  (76,111)
                                                                                     -----------              -----------
          Net Change in Working Capital ..........................................      (161,965)                (180,906)
                                                                                     -----------              -----------
           NET CASH USED IN OPERATIONS ...........................................      (506,937)                (550,530)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Equipment ..........................................................      (326,451)                 (62,845)
                                                                                     -----------              -----------
           CASH USED IN INVESTING ACTIVITIES .....................................      (326,451)                 (62,845)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Increase (Decrease) in Short Term Debt ....................................       194,623                       --
       Payments on Notes Payable .................................................       (62,176)                      --
       Issuance of Common Shares .................................................       518,097                       --
                                                                                     -----------              -----------
            CASH PROVIDED BY FINANCING ACTIVITIES ................................       650,544                       --

INCREASE (DECREASE) IN CASH ......................................................      (182,844)                (613,375)
CASH AT BEGINNING OF PERIOD ......................................................       210,801                1,093,293
                                                                                     -----------              -----------
CASH AT END OF PERIOD ............................................................   $    27,957              $   479,918
                                                                                     ===========              ===========

   Supplemental Cash Flow Information:
       Interest Paid                                                                 $    30,217              $        --

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

    In the opinion of management, all necessary adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three month and six month periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

    A description of the Company's significant accounting policies can be found in the footnotes to the Company's annual consolidated financial statements for the year ended December 31, 2000 included in its Annual Report on Form 10-KSB dated March 30, 2001.

3. LINE OF CREDIT

     As of March 28, 2001, the Company entered into a $2,000,000 revolving credit loan facility with a financial institution. Under the terms of the agreement, the loan has an initial sublimit of $1,000,000. The two year loan facility is secured by the Company's accounts receivable and other assets. The Company is obligated to pay interest at the rate of two percentage points over the prime rate, plus other fees aggregating .25% of the loan balance. As of June 30, 2001, the Company's outstanding borrowing was $194,000 under this loan facility.

4. NOTES PAYABLE AND LONG-TERM LIABILITIES

     In March 2001, the Company reached an agreement with the landlord of its Texas facility to finance $211,772 of leasehold improvements over a two year period. The agreement requires the Company to make monthly payments of principal and interest through December 2002. The effective interest rate under the agreement is approximately 12%.

5. COMMON STOCK

     The Company has issued additional common shares pursuant to a private placement of its Common Shares. Under this offering the Company may issue up to 2 million Common Shares. Investors in the offering received unregistered Common Shares which may not be resold for a period of one year following the date they are acquired. The Company engaged a placement agent on a best efforts basis for which the agent is entitled to 10% of gross proceeds raised by the placement agent. As of June 30, 2001, the Company had issued 1,036,000 Common Shares for which it had received gross proceeds of $518,000. The Company incurred expenses for the offering of $40,000.


6. SUPPLEMENTAL CASH FLOW INFORMATION

     As a result of the financing agreement disclosed in Note 4, the Company has financed $211,772 of leasehold improvements on a long-term basis. Of the $211,772, the Company had recorded an obligation of $180,000 as accrued liabilities at December 31, 2000 for improvements in 2000 and acquired an additional $31,772 of leasehold improvements during the quarter ended March 31, 2001. In addition, in the second quarter of 2001, the Company acquired leasehold improvements on a facility aggregating $39,000 financed with a note payable. As these are non-cash transactions, they have not been included in the Consolidated Statement of Cash Flows.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

    Sales for the second quarter ended June 30, 2001 were 28.6% higher than the second quarter of 2000. The Company's sales increased in all of its product lines with the majority of its sales growth derived from increased sales volumes of its Dri-Sate Dry Acid Concentrate product line. Second quarter 2001 Dri-Sate sales increased 43% over the second quarter of 2000. The Company's dialysis product sales were up 30% over the second quarter of 2000 while its freight recoveries decreased 8% as a result of more efficient fleet utilization.

    Gross profit increased $64,000 over the second quarter of 2000 with gross profit margins of 11.9% as compared to 11.5% in the second quarter of 2000. Gross profit margins were negatively impacted by costs related to the Company's new manufacturing facilities in the second quarter. The Company estimates that its gross margins would have been 5% higher or 16.9% as compared to reported gross profit margins of 11.9%. The Company anticipates that the new facility will commence production in the third quarter but that margins will continue to be negatively impacted from additional costs until production increases to expected levels.

    Selling, General and Administrative Costs were up 7% over the second quarter of 2000. However, selling, general and administrative costs declined from 33% of sales in the second quarter of 2000 to 27.5% of sales in the second quarter of 2001. In the second quarter of 2001, the Company incurred higher expenses for direct selling expense of $25,000 and non-cash stock option compensation for consultants of $45,000 which were offset by lower expenses for advertising $24,000.

    The Company entered into a loan facility with a financial institution and borrowed funds on this facility during the second quarter of 2001. As a result, net interest expense aggregated $18,400 as compared to net interest income of $10,700 in the second quarter of 2000.

    Net earnings for the second quarter of 2001 was a loss of ($355,700) as compared to a loss of ($351,700) in the second quarter of 2000. While the Company's overall revenue grew 28%, the additional costs related to facility expansion largely offset improvements in operating results during the second quarter. Operating loss was narrowed by $25,000 as compared to the year earlier period despite increased operating expenses related to the Company's new facility. As the Company borrowed funds in the second quarter of 2001, interest expense of $18,400 resulted in a $29,000 reduction in net earnings as compared to the second quarter of 2000 where the Company earned $10,700 from cash investments.

    Second quarter 2001 loss per share of ($.06) was $.01 per share better than in the second quarter of 2000 with the improvement due to an increase in the number of outstanding shares.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

    First half 2001 sales increased by 33% over the first half of 2000 with dialysis product sales up 34% and freight revenue up 11%. First half 2001 sales were up $1.1 million over the first half of 2000 with the majority of the increase due to increased unit volumes. Dialysis concentrate sales growth exceeded 37% with increases in all of the Company's product lines. In the first half of 2001, the Company's acid concentrate product line grew 27% with sales of Dri-Sate Dry Acid Concentrate up over 40% from the first half of 2000. Dri-Sate unit volumes increased 44% over the first half of 2000. Similarly, the Company's bicarbonate product line sales were up over 50% above the first half of 2000. Ancillary product sales were up 18% while back-haul freight recoveries declined by 17% due to better fleet utilization.

    Gross Profit increased $126,000 or 32.1% in the first half of 2001 as compared to the first half of 2000. Gross profit margins held constant at 11.7%. However, first half 2001 gross profit margins were negatively impacted by costs related to the Company's new manufacturing facilities. The Company estimates that these costs reduced gross profit margins 5 percentage points in the first half of the year. The Company anticipates that the new facility will commence production in the third quarter but that margins will continue to be negatively impacted from the new plant costs until production increases to expected levels.

    Selling, General & Administrative costs were $1,135,000 and increased $129,000 or 12.8% over the first half of 2000. Direct selling expenses increased $50,000 and other personnel costs increased $40,000 from the first half of 2000. In addition, investor relations and business development consulting related expenses increased $70,000, while advertising decreased $35,000. Overall, Selling, General and Administrative costs decreased to 25.7% of revenue in the first half of 2001 from 30.2% in the first half of 2000.

    Operating Income was a loss of ($616,000) in the first half of 2001 as compared to ($613,000) or a decrease of $3,000 in operating income compared to the first half of 2000. The additional gross profit generated from higher sales volume was offset by additional costs for the new production facilities and higher selling and administrative costs. The Company's net loss was $641,400 in the first half of 2001 and was $51,700 higher than in the first half of 2000. Higher interest expense of $30,200 in the first half of 2001 coupled with reduced interest income, $18,800, due to lower funds available for investment, resulted in a $49,000 increase in net loss compared to first half of 2000.

    Net loss per share in the first half of 2001 was ($.12) as was the loss in the first half of 2000. The loss per share was favorably impacted by ($.01) per share as a result of an increase in the number of outstanding common shares.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has utilized cash since its inception and anticipates that it will continue to utilize cash to fund its development and operating requirements. The Company anticipates that it will continue to increase its revenue during 2001 and to expand its operations. The Company's long term strategy is to expand its operations to serve its customers throughout North America. The Company anticipates that as a result of its existing supply agreements and customer relationships that it has the capability to capture sufficient new business to support additional manufacturing locations. The Company has incurred costs related to a second manufacturing facility in 2001. In addition, the Company has relocated its current manufacturing and headquarters facility to a larger facility in July 2001. In order to expand its operations and to execute its growth strategy, the Company requires additional funds. Over the last quarter the Company has taken steps to increase its available capital resources and to provide liquidity for expansion of its business. The Company's financing strategy in 2001 is to raise $1 million in equity capital, $1 million in working capital financing and $1 million in lease financing capital. The Company has made progress in achieving these objectives in 2001.

    As of March 28, 2001, the Company entered into a $2,000,000 revolving credit loan facility with a financial institution. Under the terms of the agreement, the loan has an initial sublimit of $1,000,000. The two year loan facility is secured by the Company's accounts receivable and other assets. The Company is obligated to pay interest at the rate of two points over the prime rate plus other fees aggregating .25% of the loan balances. As of June 30, 2001, the Company's outstanding borrowing was $194,000 under this loan facility.

    The Company has also raised additional equity capital to support its continued development. As of June 30, 2001, the Company had received gross proceeds of $518,000 under a private placement offering of its Common Shares. Subsequent to June 30, 2001, the Company received additional equity subscriptions under this offering that when accepted will aggregate $215,000. Therefore, as of August 13, 2001, assuming acceptance of all subscriptions received to date, the Company will have raised a total of $733,000.

    In order to expand its operations and to execute its growth strategy, the Company will require additional funds. If the Company requires additional funds, there is no assurance that the Company will be successful in raising additional debt or equity capital. If the Company is unsuccessful in raising sufficient additional funds to satisfy its financing requirements, it may be required to alter its growth strategy, curtail its expansion plans or take other measures to conserve its cash resources.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board recently approved SFAS 142 Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets which establishes a new accounting standard for goodwill acquired in a business combination. SFAS 142 would continue to require recognition of goodwill as an asset but would no longer permit amortization of goodwill. In addition, SFAS 142 establishes a new method of testing goodwill for impairment by using a fair-value based approach. In accordance with the transition provisions of SFAS 142, goodwill related to acquisitions made prior to June 30, 2001 shall no longer be amortized starting in the first quarter of 2002. Total goodwill, net of accumulated amortization, was $1 million at June 30, 2001. Amortization expense related to goodwill for the six months ended June 30, 2001 was approximately $83,000. Management is currently evaluating the impact of adopting this Statement on the consolidated financial statements and does not anticipate a material impact.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

         On May 4, 2001, we issued 336,000 common shares at a price of $0.50 per common share and on June 14, 2001 we issued 700,000 common shares at a price of $0.50 per common share. In the aggregate, as of June 30, 2001, during the second quarter of 2001, we sold 1,036,000 common shares generating gross proceeds of $518,000. The offer and sale of the above common shares were exempt from the registration requirements of the Securities Act of 1933 (the "Act") under
Section 4(2) of the Act and the safe harbor contained in Rule 506 of Regulation D promulgated under the Act. This offering of common shares is limited to persons qualifying as "Accredited Investors" under Regulation D under the Act. The persons purchasing the above common shares were not affiliated with the Company. We relied upon representations made by each investor in the offering that such investor qualified as an Accredited Investor and made inquiries of each such investor in order to confirm that such representations were correct. We engaged Global Financial Group, Inc. on a best efforts, non-exclusive, basis to act as placement agent in connection with the offering. In exchange for its services as placement agent, Global Financial Group, Inc. is entitled to receive a commission equal to 10% of the gross proceeds raised by it. As of June 30, 2001, the placement agent earned, and was paid, total commissions of $15,000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Company's annual meeting of its shareholders held June 4, 2001, the shareholders re-elected Mr. Ronald D. Boyd to the board of directors for a three year term expiring in 2004. Votes cast in favor were 4,558,839 while votes cast against were 394,400. Mr. Kenneth L. Holt continues to serve as a Class II director with a term expiring in 2002 and Mr. Robert L. Chioini continues to serve as a Class III director with a term expiring in 2003.

    In addition, the shareholders approved a proposal to increase the number of Common Shares with respect to which stock options may be granted under the Company's 1997 Stock Option Plan from 900,000 Common Shares to 1,900,000 Common Shares in the aggregate. Votes cast in favor were 2,085,301 while votes cast against were 507,750. Total votes abstained were 13,300 and total non-votes were 2,346,888.

No other matters were submitted to a vote of the shareholders at the annual meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits
         Exhibit No                         Description
        ------------                        -----------
           (None)

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                          ROCKWELL MEDICAL TECHNOLOGIES, INC.
                                                      (Registrant)


     Date: August 14, 2001                /s/ ROBERT L. CHIOINI
                                          ----------------------
                                          Robert L. Chioini
                                          President, Chief Executive
                                          Officer and Director (Principal
                                          Executive Officer)

     Date: August 14, 2001                 /s/ THOMAS E. KLEMA
                                          ----------------------
                                          Thomas E. Klema
                                          Vice President of Finance, Chief
                                          Financial Officer, Treasurer and
                                          Secretary (Principal Financial
                                          Officer and Principal Accounting
                                          Officer)