Form 10QSB
period 2001-09-30
ROCKWELL MEDICAL TECHNOLOGIES INC
filed 2001-11-14
CIK 1041024

================================================================================



                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                -----------------

(MARK ONE)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934.

FOR THE TRANSITION PERIOD FROM  _________ TO ____________


COMMISSION FILE NUMBER: 000-23-661

                                -----------------

                       ROCKWELL MEDICAL TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)


                 MICHIGAN                              38-3317208
   --------------------------------         ------------------------------------
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


    State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 6,486,929 Common Shares outstanding and 3,625,000 Common Share Purchase Warrants outstanding as of November 7, 2001.


Transitional Small Business Disclosure Format (Check one):
Yes [  ]  No [ X ]


================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                            AS OF SEPTEMBER 30, 2001

                                 (WHOLE DOLLARS)
                                   (Unaudited)


                                                                                    SEPTEMBER 30,
                                                                                        2001
                                       ASSETS
    Restricted Cash ..............................................................   $  150,000
    Accounts Receivable, net of allowance for doubtful accounts of $63,000........    1,121,039
    Inventory.....................................................................      808,294
    Other Current Assets..........................................................      110,997
                                                                                    -----------
       TOTAL CURRENT ASSETS.......................................................    2,190,330

    Property and Equipment, net...................................................    1,324,686
    Other Non-current Assets......................................................      311,408
    Excess of Purchase Price over Fair Value of Net Assets Acquired, net..........      962,001
                                                                                    -----------
         TOTAL ASSETS.............................................................  $ 4,788,425
                                                                                    ===========


                           LIABILITIES AND SHAREHOLDERS' EQUITY
    Short Term Borrowings.........................................................  $  694,092
    Notes Payable.................................................................     108,769
    Accounts Payable..............................................................   1,095,016
    Accrued Liabilities...........................................................     259,258
                                                                                    ----------
         TOTAL CURRENT LIABILITIES................................................   2,157,135

         LONG TERM LIABILITIES....................................................      64,887

    SHAREHOLDERS' EQUITY:
    Common Shares, no par value, 6,486,929  shares issued and outstanding.........   9,841,830
    Common Share Purchase Warrants, 3,625,000  warrants issued and outstanding....     251,150
    Accumulated Deficit...........................................................  (7,526,577)
                                                                                    ----------
                                                                                     2,566,403
                                                                                    ----------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY............................... $ 4,788,425
                                                                                    ==========

    The accompanying notes are an integral part of the consolidated financial statements.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                         CONSOLIDATED INCOME STATEMENTS

            FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000


                                 (WHOLE DOLLARS)
                                   (Unaudited)


                                            THREE MONTHS    THREE MONTHS     NINE MONTHS        NINE MONTHS
                                               ENDED            ENDED           ENDED              ENDED
                                           SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,      SEPTEMBER 30,
                                           -------------    -------------    -------------      -------------
                                                2001             2000            2001               2000
                                                ----             ----            ----               ----
      SALES.............................   $ 2,258,712     $  1,984,393     $  6,681,212      $   5,309,041
      Cost of Sales.....................     2,070,397        1,774,785        5,974,240          4,706,905
                                           -----------     ------------     ------------      --------------
        GROSS PROFIT....................       188,315          209,608          706,972            602,136
      Selling, General and
       Administrative...................       624,483          514,823        1,759,232          1,520,686
                                           -----------     ------------     ------------      --------------
      OPERATING LOSS  ..................      (436,168)        (305,215)      (1,052,260)          (918,550)
      Interest Expense, net ............        23,676            1,871           49,017            (21,749)
                                           -----------     ------------     ------------      --------------
        NET LOSS........................   $  (459,844)    $   (307,086)    $ (1,101,277)     $    (896,801)
                                           ===========     ============     ============      ==============

      Average shares outstanding             6,364,415        4,855,105        5,762,003          4,854,810
      BASIC AND DILUTED LOSS PER SHARE..        $ (.07)          $ (.06)          $ (.19)            $ (.18)



    The accompanying notes are an integral part of the consolidated financial statements.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

                                 (WHOLE DOLLARS)
                                   (Unaudited)


                                                                                       2001            2000
                                                                                       ----            ----
         CASH FLOWS FROM OPERATING ACTIVITIES:
           Net loss........................................................      $ (1,101,277)     $ (896,801)
           Adjustments to reconcile net loss to net cash used for
              operating activities:
              Depreciation and Amortization................................           272,656         290,799
              Compensation recognized for stock options....................           179,289          36,975

              Changes in Working Capital:
                Decrease (Increase) in Accounts Receivable.................          (194,160)        (13,988)
                Decrease (Increase) in Inventory...........................          (223,173)       (113,213)
                Decrease (Increase) in Other Assets........................          (152,793)        (63,839)
                Increase (Decrease) in Accounts Payable....................           534,128         156,442
                Increase (Decrease) in Other Liabilities...................          (160,117)         41,100
                                                                                  ------------    -----------
                   Net Change in Working Capital...........................          (196,115)          6,502
                                                                                  ------------    -----------
                     NET CASH USED IN OPERATIONS...........................          (845,447)       (562,525)

         CASH FLOWS FROM INVESTING ACTIVITIES:
           Purchase of Equipment...........................................          (575,336)        (81,277)
                                                                                  ------------    -----------
                     CASH USED IN INVESTING ACTIVITIES.....................          (575,336)        (81,277)

         CASH FLOWS FROM FINANCING ACTIVITIES:
                Proceeds from borrowing on line of credit..................         4,928,958
                Payments on line of credit.................................        (4,234,866)          --
                Payments on Notes Payable..................................           (94,307)         (3,509)
                Issuance of Common Shares..................................           610,197           -0-
                                                                                  ------------    -----------
                      CASH PROVIDED BY FINANCING ACTIVITIES................         1,209,982          (3,509)

         INCREASE (DECREASE) IN CASH.......................................          (210,801)       (647,311)
         CASH AT BEGINNING OF PERIOD.......................................           210,801       1,093,293
                                                                                  ------------    -----------
         CASH AT END OF PERIOD.............................................       $     -0-       $   445,982
                                                                                  ============    ===========

             Supplemental Cash Flow Information:
               Interest Paid                                                      $    55,451           --

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

   In the opinion of management, all necessary adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

   A description of the Company's significant accounting policies can be found in the footnotes to the Company's annual consolidated financial statements for the year ended December 31, 2000 included in its Annual Report on Form 10-KSB dated March 30, 2001.

3.  LINE OF CREDIT

    As of March 28, 2001, the Company entered into a $2,000,000 revolving credit loan facility with a financial institution. Under the terms of the agreement, the loan has an initial sublimit of $1,000,000. The two year loan facility is secured by the Company's accounts receivable and other assets. The Company is obligated to pay interest at the rate of two percentage points over the prime rate, plus other fees aggregating .25% of the loan balance. As of September 30, 2001, the Company's outstanding borrowing was $694,000 under this loan facility.


4.  NOTES PAYABLE AND LONG-TERM LIABILITIES

    On August 15, 2001, the Company entered into an agreement with a financial institution for a $1,000,000 equipment line of credit secured by equipment purchased with the proceeds from borrowings on this line of credit. The lease agreement calls for payment of principal and interest of approximately $21,000 per month commencing in the first quarter of 2002 following acquisition of equipment by the Company. Borrowings under this line of credit earn interest at a base rate of 8.33% plus or minus the difference between the yield on the five year U.S. Treasury Constant Maturities on the date of borrowing and a benchmark rate of 4.83%. At September 30, 2001, there were no borrowings outstanding under this line of credit.

    In March 2001, the Company reached an agreement with the landlord of its Texas facility to finance $211,772 of leasehold improvements over a two year period. The agreement requires the Company to make monthly payments of principal and interest through December 2002. The effective interest rate under the agreement is approximately 12%.


5.  COMMON STOCK

    The Company has issued additional common shares pursuant to a private placement of its Common Shares. Under this offering the Company may issue up to 2,000,000 Common Shares. Investors in the offering received unregistered Common Shares which may not be resold for a period of one year following the date they are acquired. The Company engaged a placement agent on a best efforts basis for which the agent is entitled to 10% of gross proceeds raised by the placement agent. As of September 30, 2001, the Company had issued 1,188,340 Common Shares for which it had received gross proceeds of $672,000. The Company incurred expenses for the offering of $45,000.

6.  SUPPLEMENTAL CASH FLOW INFORMATION

    As a result of the financing agreement related to its Texas Facility, disclosed in Note 4, the Company has financed $211,772 of leasehold improvements on a long-term basis. Of the $211,772, the Company had recorded an obligation of $180,000 as accrued liabilities at December 31, 2000 for improvements in 2000 and acquired an additional $31,772 of leasehold improvements during the quarter ended March 31, 2001. In addition, the Company acquired leasehold improvements on facilities aggregating $57,500 and $17,000 financed with notes payable and the issuance of common stock, respectively. As these are non-cash transactions, they have not been included in the Consolidated Statement of Cash Flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

    Sales in the third quarter of 2001 were $2,259,000 and were 13.8% higher than the third quarter of 2000. Dialysis concentrate sales increased by 20% over the third quarter of 2000 with increases in all dialysis concentrate product lines. The Company's 2001 third quarter Dri-Sate Dry Acid Concentrate sales increased by 16.6% over the third quarter of 2000. Its bicarbonate product lines sales were up 27% for the quarter as compared to the year earlier period led by increases in its Sterilyte(TM)Liquid Bicarbonate sales which were up 59% over the third quarter of 2000. The Company reduced its emphasis on certain lower margin ancillary product sales which were $44,000 less than in the third quarter of 2000.

   Gross profit margins decreased by 2.2 pts. largely as a result of adding additional plant capacity to support growth in the Company's dialysis concentrate powder product lines. During the third quarter, the Company commenced operations in its Grapevine, Texas facility and relocated its Midwest facility to a new 52,000 square ft. manufacturing facility in Wixom, Michigan. As a result of the increase in productive capacity, the Company incurred additional labor and operating expenses during the start-up phase of these operations. The Company estimates that it incurred approximately $150,000 in additional expenses as a result of these facility upgrades. In comparison with the third quarter of 2000, actual gross profit declined by $25,000.

  Selling, General and Administrative costs in the third quarter of 2001 were $624,000 and were up 21.2% or $109,000 due to relocation costs for its Michigan facility of $40,000, non-cash stock option expenses for business consultants, $56,000, and due to increases in selling costs. The Company also incurred net interest expense of $23,700 which was $22,000 higher than the third quarter of 2000.

  Loss before tax aggregated $460,000 which was higher than the year earlier quarter by $153,000. Loss per share was ($.07) as compared to ($.06) in the third quarter of 2000. Loss per share was $.02 per share lower due to the increase in the number of outstanding shares.


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

  For the nine months ended September 30, 2001, the Company's sales revenue totaled $6,681,000 representing a 25.8% increase over the first nine months of 2000. The Company's revenue growth has been driven by a 30.7% increase in its dialysis concentrate product lines. Unit volume increases in its Dri-Sate Dry Acid Concentrate product line were up 32% compared to 2000's first nine months. Similarly, bicarbonate product lines sales were up 43% compared to the first three quarters of 2000. Ancillary product line sales showed modest overall improvement with increased sales of specialty kits, up 33%, offset by reductions in other lower margin product lines year to date. In addition, backhaul revenue decreased due to improved fleet utilization on customer deliveries in support of volume growth over the first nine months of 2001.

  Gross profit increased by $105,000 or 17.4% largely driven by a 26% increase in sales and offset by additional costs from adding production capacity to support future growth in the Company's revenue. In the first nine months of 2001, the Company has incurred approximately $400,000 in additional costs related to the expansion of production capacity with the start-up of its Grapevine, Texas plant and its new manufacturing facility in the Midwest. Overall, gross profit margins decreased .9% in the first nine months of 2001 compared to 2000. The Company anticipates that fourth quarter 2001 margins will continue to be impacted by higher production expenses from the new facilities.

  Selling, General and Administrative expenses increased by $238,000 over the first nine months of 2000 with $168,000 due to non-cash stock option compensation for consultants and relocation costs for its Michigan facility of $40,000. Other cost increases included higher sales commissions resulting from the Company's sales growth. Interest expense increased by $49,000 due to the Company's working capital line of credit. In addition, interest income decreased by $21, 000 due to reduced cash available for investment.

  Net loss was $1,101,000 for the first three quarters of 2001 and was $204,000 higher than the first nine months of 2000. Operating loss increased by $134,000 with additional costs related to business expansion offsetting the favorable impact of sales growth of 25.8%. Loss per share was ($.19) in the first nine months of 2001 compared to ($.18) in the first three quarters of 2000. However, loss per share was $.03 per share lower due to the increase in the number of outstanding shares.


LIQUIDITY AND CAPITAL RESOURCES

   The Company has utilized cash since its inception and anticipates that it will continue to utilize cash to fund its development and operating requirements. The Company anticipates that it will continue to increase its revenue during 2001 and to expand its operations. The Company's long term strategy is to expand its operations to serve its customers throughout North America. The Company anticipates that as a result of its existing supply agreements and customer relationships that it has the capability to capture sufficient new business to support additional manufacturing locations. The Company has incurred costs related to a second manufacturing facility in 2001. In addition, the Company relocated its current manufacturing and headquarters facility to a larger facility in the third quarter. In order to expand its operations and to execute its growth strategy, the Company requires additional funds. Over the last three quarters, the Company has taken steps to increase its available capital resources and to provide liquidity for expansion of its business.

   On August 15, 2001, the Company entered into a $1,000,000 equipment lease facility with a major financial institution. The lease facility will provide the Company with the financing to outfit its production facilities with new equipment to reduce its production cost and to expand its productive capacity. The lease facility calls for repayment over a sixty month term approximating $21,000 per month commencing in 2002 upon completion of equipment acquisition.

   As of March 28, 2001, the Company entered into a $2,000,000 revolving credit loan facility with a financial institution. Under the terms of the agreement, the loan has an initial sublimit of $1,000,000. The two year loan facility is secured by the Company's accounts receivable and other assets. The Company is obligated to pay interest at the rate of two points over the prime rate plus other fees aggregating .25% of the loan balances. As of September 30, 2001, the Company's outstanding borrowing was $694,000 under this loan facility.

   The Company has also raised additional equity capital to support its continued development. As of September 30, 2001, the Company had received gross proceeds of $672,000 under a private placement offering of its Common Shares with $114,000 received in the third quarter of 2001. In addition, the Company subsequently received proceeds of $120,000 in additional subscriptions after September 30, 2001.

   In order to expand its operations and to execute its growth strategy the Company will require additional funds. There is no assurance that the Company will be successful in raising additional debt or equity capital. If the Company is unsuccessful in raising sufficient additional funds to satisfy its financing requirements, it may be required to alter its growth strategy, curtail its expansion plans, or take other measures to conserve its cash resources.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board recently approved SFAS 142 Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets which establishes a new accounting standard for goodwill acquired in a business combination. SFAS 142 would continue to require recognition of goodwill as an asset but would no longer permit amortization of goodwill. Goodwill will be tested for impairment at adoption of SFAS 142 and periodically thereafter. In addition, SFAS 142 establishes a new method of testing goodwill for impairment by using a fair-value based approach. In accordance with the transition provisions of SFAS 142, goodwill related to acquisitions made prior to June 30, 2001 shall no longer be amortized starting in the first quarter of 2002. Total goodwill, net of accumulated amortization, was $962,000 at September 30, 2001. Amortization expense related to goodwill for the nine months ended September 30, 2001 was approximately $125,000. Management is currently evaluating the impact of adopting this Statement effective January 1, 2002 on the consolidated financial statements.

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES


        In the aggregate, as of September 30, 2001, during the third quarter of 2001, we sold 127,176 common shares generating gross proceeds of $114,000. The offer and sale of the above common shares were exempt from the registration requirements of the Securities Act of 1933 (the "Act") under Section 4(2) of the Act and the safe harbor contained in Rule 506 of Regulation D promulgated under the Act. This offering of common shares is limited to persons qualifying as "Accredited Investors" under Regulation D under the Act. The persons purchasing the above common shares were not affiliated with the Company. We relied upon representations made by each investor in the offering that such investor qualified as an Accredited Investor and made inquiries of each such investor in order to confirm that such representations were correct. We engaged non-exclusive agents, to act as placement agents in connection with the offering. In exchange for these services as placement agent, the placement agents received commissions of 10% of the amounts raised. During the quarter ended September 30, 2001, placement agents earned and were paid $3,100.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


        (a) Exhibits
        Exhibit No                  Description
        ----------                  -----------
        10.16         Promissory Note between GE Healthcare Financial Services and Rockwell Medical
                      Technologies, Inc. dated August 15, 2001.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                 ROCKWELL MEDICAL TECHNOLOGIES, INC.
                                             (Registrant)


        Date: November 14, 2001              /s/ ROBERT L. CHIOINI
                                             -----------------------------
                                                Robert L. Chioini
                                              President, Chief Executive
                                              Officer and Director (Principal
                                              Executive Officer)

        Date: November 14, 2001              /s/ THOMAS E. KLEMA
                                             ----------------------------
                                                Thomas E. Klema
                                             Vice President of Finance, Chief
                                             Financial Officer, Treasurer and
                                             Secretary (Principal Financial
                                             Officer and Principal Accounting
                                             Officer)

                                 EXHIBIT INDEX



        Exhibit No                  Description
        ----------                  -----------
        10.16         Promissory Note between GE Healthcare Financial Services and Rockwell Medical
                      Technologies, Inc. dated August 15, 2001.