Form 10KSB
period 2001-12-31
ROCKWELL MEDICAL TECHNOLOGIES INC
filed 2002-04-01
CIK 1041024

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

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001 OR

[ ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934.

          FOR THE TRANSITION PERIOD FROM                TO

                 COMMISSION FILE NUMBER: 000-23-661

                            ------------------------
                      ROCKWELL MEDICAL TECHNOLOGIES, INC.
                 (Name of small business issuer in its charter)

           MICHIGAN                           38-3317208
(State or other jurisdiction of  (I.R.S. employer identification no.)
incorporation or organization)

       30142 WIXOM ROAD
        WIXOM, MICHIGAN                         48393
     (Address of principal                    (Zip code)
      executive offices)

                                 (248) 960-9009
                            ------------------------
                          (Issuer's telephone number,
                              including area code)

   Securities registered pursuant to Section 12 (b) of the Exchange Act: NONE

     Securities registered pursuant to Section 12 (g) of the Exchange Act:

                          COMMON SHARES, NO PAR VALUE
                                (TITLE OF CLASS)

                         COMMON SHARE PURCHASE WARRANTS
                                (TITLE OF CLASS)
                            ------------------------
     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year: $9,015,542

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates: $17,223,478, as of March 22, 2002.

     Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 7,539,668 Common Shares outstanding and 3,625,000 Common Share Purchase Warrants outstanding as of March 26, 2002.

     Documents incorporated by reference: Portions of the Registrant's definitive Proxy Statement pertaining to the 2001 Annual Meeting of Shareholders (the "Proxy Statement") filed pursuant to Regulation 14A are herein incorporated by reference.

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

     Rockwell Medical Technologies, Inc. manufactures hemodialysis concentrates and dialysis kits, and sells, distributes and delivers such concentrates and dialysis kits, as well as other ancillary hemodialysis products, to hemodialysis providers in the United States and internationally. Hemodialysis is a process which is able to duplicate kidney function in patients whose kidneys have failed to function properly. Without properly functioning kidneys, the patient's body cannot rid itself of excess water and waste nor regulate the amount of electrolytes in the patient's blood. Long-term dialysis treatments are essential for these patients' survival.

     Rockwell Medical Technologies, Inc. has licensed an iron maintenance therapy for dialysis patients utilizing water soluble iron in dialysate. The Company has licensed two patents, one issued and one pending, relating to the use and delivery method for transferring iron compounds to a dialysis patient via dialysate. A specific iron compound, Ferric Pyrophosphate is in clinical trial stage. Pursuant to the license agreements, the Company is responsible for completion of clinical trials and obtaining U.S. Food and Drug Administration ("FDA") approval to market water soluble iron in dialysate. Such approval will be required in order for the Company to realize commercial benefit from the license agreements. Rockwell believes that this product will represent a substantial improvement in iron maintenance therapy and, if approved, will compete in the estimated $750,000,000 global market for iron maintenance therapy, including the estimated $350,000,000 U.S. market. No assurance can be given that this product will be approved by the FDA or that, if approved, it will be successfully marketed.

INDUSTRY BACKGROUND

     The Company provides products used in the treatment of patients with end-stage renal disease ("ESRD"). In 2002 it is estimated that there are over 360,000 ESRD patients in the United States, whose permanent kidney failure requires long-term dialysis for survival. Incidence of kidney failure is increasing as a result of the aging population, an increasing occurrence of diabetes and hypertension, and increased use of prescription drugs. ESRD patients are essentially treated as chronic patients, with repeated dialysis treatments replacing their nonfunctioning kidneys. Most patients undergoing hemodialysis treatments generally receive three treatments per week or 156 treatments per year, although the amount of weekly treatments may vary.

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

INDUSTRY TRENDS

     Based on statistics compiled by the United States Department of Health and Human Services ("DHHS"), the dialysis industry has experienced steady patient population growth with the patient population increasing between 7-11% each year over the last ten years. ESRD is an irreversible deterioration of kidney function. Population segments with the highest incidence of ESRD are also the fastest growing population segments within the U.S. population including the elderly, Hispanic and African-American population segments. More than 67% of new ESRD cases are attributed to either diabetes or hypertension, while glomerulonephritis is the primary factor behind nearly 12% of treated cases.

     Hemodialysis providers are generally either independent clinics or hospitals. According to the DHHS, since 1973 the total number of hemodialysis providers in the United States has increased from 606 in 1973 to over 4,153 in December 2000. Independent providers comprised 3,257 of such providers, hospitals comprised 756 of such providers and kidney transplant centers comprised 242 of such providers at the end of 2000 according to the DHHS. The number of patients receiving hemodialysis has also grown substantially in recent years. According to the published report of the End Stage Renal Disease Network more than 276,000 patients were treated in Medicare-approved renal facilities as compared to 68,390 patients in 1985 as reported by DHHS. According to the DHHS, from 1990 to 2000, the number of hemodialysis stations, which are areas equipped to provide adequate and safe dialysis therapy, grew from 25,052 stations to 62,613 stations. The number of Medicare-approved dialysis machines increased by 4,365 stations or 7.5% between 1999 and 2000 based on the latest published statistics by the DHHS.

STRATEGY

     The Company's long term objectives are to increase its market share, expand its product line offering, extend its geographical coverage and improve its profitability by implementing the following strategies:

     - Increasing Revenue Through Sales of New Products. The Company has signed global licensing agreements for delivery of water soluble iron via dialysate. The Company believes that this product represents a major improvement in iron maintenance therapy. This product requires FDA approval for inclusion in the Company's product line. The Company believes that if FDA approval is obtained for this product, that it will capture substantial market share of both the dialysate market and the market for iron maintenance therapy.

       The Company introduced two new product lines in 1999; Dri-Sate(TM) Dry Acid Concentrate and SteriLyte(TM) Liquid Bicarbonate that it believes are superior to competitors' product offerings and have acted as a catalyst to attract new customers and to expand its existing business relationship with dialysis providers.

     - Acting as a Single Source Supplier. The Company has positioned itself as an independent "one-stop-shop" to its customers for the concentrates, chemicals and supplies necessary to support a hemodialysis provider's operation. Some of the Company's competitors for concentrates do not offer a full line of hemodialysis products requiring customers to do business with a number of suppliers in order to purchase necessary supplies. Rockwell offers a broad line of hemodialysis supplies.

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

     - Offering a Higher Level of Delivery/Customer Service. By using its own delivery vehicles and drivers, the Company believes that it can offer a higher level of customer service to hemodialysis providers than if it relied primarily on the use of common carriers to distribute its products. The Company's drivers perform services for customers that are generally not available from common carriers, such as stock rotation, non-loading-dock delivery and drum pump-offs. A drum pump-off requires the driver to pump hemodialysis concentrates from a 55 gallon drum into larger holding tanks within the hemodialysis clinic. Certain of the company's competitors generally use common carriers for delivery of their products. The Company believes it offers a higher level of distribution service to its customers through the use of its own delivery vehicles and drivers.

     - Expanding Market Share in Target Regions. Because of the costs associated with transporting and delivering hemodialysis concentrates, the Company believes that it has a competitive cost advantage with certain clinics that are located within a reasonable proximity to the Company's manufacturing facilities over other manufacturers outside of such proximity. The Company also believes that it can add additional manufacturing sites in certain geographic regions that will provide it with a competitive cost advantage and with superior customer service levels due to their proximity to the customer. The Company intends to leverage its existing customer relationships to expand into geographic areas where it currently has a minor or negligible presence.

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

"Dri-Sate Dry Acid Concentrate"

     In June of 1998, the Company obtained 510(k) clearance from the FDA to manufacture and market Dri-Sate Dry Acid Concentrate. This product line enhanced the Company's previous liquid acid product offering. Since its introduction in 1999, the Company's dry acid product line has grown to represent over 45% of its acid product sales.

     The Company's Dri-Sate Dry Acid Concentrate allows a clinic to mix its acid concentrate on-site. The clinical technician, using a specially designed mixer, adds pre-measured packets of the necessary ingredients to 50 or 100 gallons of purified water (AMII standard). Once mixed, the product is equivalent to the acid provided to the clinic in liquid form. By using Dri-Sate Dry Acid Concentrate numerous advantages are realized by the clinics including lower cost per treatment, increased storage space, reduced number of deliveries and more flexibility in scheduling. The Company believes it will attain increased profit margins due to the reduction in freight cost associated with shipping the dry product as compared to the liquid form. The Company also believes it will generate increased back-haul revenue due to the elimination of returning empty drums to the Company's facilities.

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

"Ancillary Products"

     The Company offers a wide range of ancillary products including blood tubing, fistula needles, gloves, kits, dressings, cleaning agents, filtration salts and other supplies used by hemodialysis providers. The Company added blood tubing to its product offering in 2002.

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

     Rockwell Transportation, Inc. currently employs ten drivers to operate its truck fleet and a fleet operations manager to manage its distribution operations. The Company's liquid acid concentrates are generally packaged in 55-gallon re-usable drums weighing approximately 550 pounds each. The Company performs services for customers that are generally not available from common carriers, such as stock rotation, non-loading-dock delivery and drum pump-offs. The Company's primary competitors generally use common carriers and/or do not perform the same services for delivery of their products. The Company believes it offers a higher level of service to its customers through the use of its own delivery vehicles and drivers.

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

     The Company's sales and marketing initiatives are directed at purchasing decision makers at both large for-profit national and regional hemodialysis chains and toward independent hemodialysis service providers.

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

     Fresenius treats an estimated 80,000 dialysis patients in the United States and operates an estimated 1,000 clinics. It also has a renal products business that manufactures a broad array of equipment including dialysis machines, dialyzers (artificial kidneys), concentrates and other supplies used in hemodialysis. In addition to its captive customer base in its own clinics, Fresenius also serves other clinic chains and independent clinics with its broad array of products. The Company believes that Fresenius sources its concentrate manufacturing through its own manufacturing facilities. Fresenius operates an extensive warehouse network in the United States serving its captive customer base and other independent clinics.

     Based upon information published by Gambro, Gambro treats an estimated 39,000 dialysis patients in the United States and operates approximately 525 clinics. Gambro manufactures and sells hemodialysis machines and other ancillary supplies. Gambro sells its concentrate solutions to both its own captive clinic base and to other clinic chains and independent clinics. The Company believes that Gambro operates one manufacturing facility in Central Florida and additionally sources concentrate through a private label manufacturer in the eastern United States. Gambro also imports products from its European manufacturing facilities. The Company believes that Gambro engages a third party trucking company to deliver its products throughout the United States directly from the point of manufacture and regional public and private warehouse locations. Gambro serves the independent clinic market with liquid acid and powder bicarbonate concentrate products used by its brand of dialysis machines as well as those machines manufactured by its competitors in that segment. Gambro does not offer a liquid bicarbonate product line nor does it offer a powder acidified concentrate product line.

     The Company also competes against Cantel Medical Corp.'s Minntech ("Minntech") subsidiary. Minntech's Renal Systems division primarily sells concentrates and Renalin, a specialty reuse agent for dialyzers and does not offer the full breadth of products offered by the Company. The Company believes that Minntech has one domestic manufacturing facility located in Minnesota and a distribution center in Camp Hill, Pennsylvania. The Company believes that Minntech largely uses its own vehicles for delivery of product to customers.

     The Company intends to enter the iron therapy market if its water soluble iron product is approved by the FDA. The iron therapy market for intravenous
(IV) iron is serviced by two manufacturers and three products. The market leader is Watson Pharmaceutical which acquired Schein and R&D Labs. R&D Labs markets a product called Ferrlecit(R) which is an injectable of sodium ferric gluconate complex in sucrose. Schein markets a product called IN-FeD(R) which is an injectable iron supplement of dextran and ferric hydroxide. Watson is a large manufacturer of both generic and branded drugs. The third injectable iron product on the market is Venofer(R), an injectable iron sucrose product marketed by American Regent Laboratories, Inc. Both Watson and American Regent Laboratories, Inc. have substantially greater resources than the Company.

     The markets for these products are highly competitive. New products being developed by Rockwell will face competition from both conventional forms of iron delivery (i.e., oral and parenteral). Competition in drug delivery systems is generally based on marketing strength, product performance characteristics (i.e., reliability, safety, patient convenience) and product price. Acceptance by dialysis providers and nephrologists is also critical to the success of a product. The first product on the market in a particular therapeutic area typically is able to obtain and maintain a significant market share. In a highly competitive marketplace and with evolving technology, there can be no assurance that additional product introductions or developments by others will not render Rockwell's products or technologies noncompetitive or obsolete.

QUALITY ASSURANCE AND CONTROL

     The U.S. Food and Drug Administration ("FDA") expanded the regulatory requirements governing manufacturers of medical devices effective January 1, 2000. The Company has revised its operational manuals and quality system to conform with those regulations. The FDA inspected the Company during 2000 and found the Company to be in substantial compliance with regulatory requirements.

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

     A device requiring prior marketing authorization that does not qualify for 510(k) clearance is categorized as class III, which is reserved for devices classified by FDA as posing the greatest risk (e.g., life-sustaining, life-supporting or implantable devices), or devices that are not substantially equivalent to a legally marketed class I or class II device. A class III device generally must receive approval of a PMA application, which requires proving to the FDA the safety and effectiveness of the device. The process of obtaining PMA approval is expensive and uncertain. The Company believes that process usually takes from one to three years after filing, but it can take longer.

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

     In addition to the regulations for medical devices covering the Company's current dialysate products, the Company's new product development efforts will be subject to the regulations pertaining to pharmaceutical products. The Company has signed licensing agreements for water soluble iron supplements to be included in the Company's dialysate products. Water soluble iron when coupled with the Company's dialysate will be used as an iron maintenance therapy for dialysis patients and is expected to be considered a drug/device combination by the FDA. As a result, the Company's iron maintenance therapy product will be subject to the FDA regulations for pharmaceutical products, as well.

     The marketing of pharmaceutical products in the United States requires the approval of the FDA. The FDA has established regulations, guidelines and safety standards which apply to the pre-clinical evaluation, clinical testing, manufacturing and marketing of pharmaceutical products. The process of obtaining FDA approval for a new product may take several years and is likely to involve the expenditure of substantial resources. The steps required before a product can be produced and marketed for human use include: (i) pre-clinical studies;
(ii) submission to the FDA of an Investigational New Drug Exemption ("IND"), which must become effective before human clinical trials may commence in the United States; (iii) adequate and well controlled human clinical trials; (iv) submission to the FDA of a New Drug Application ("NDA") or, in some cases, an Abbreviated New Drug Application ("ANDA"); and (v) review and approval of the NDA or ANDA by the FDA. An NDA generally is required for products with new active ingredients, new indications, new routes of administration, new dosage forms or new strengths. An NDA requires that complete clinical studies of a product's safety and efficacy be submitted to the FDA, the cost of which is substantial. These costs can be reduced, however, for delivery systems which utilize approved drugs.

     An ANDA involves an abbreviated approval process that may be available for products that have the same active ingredient(s), indication, route of administration, dosage form and dosage strength as an existing FDA-approved product, if clinical studies have demonstrated bio-equivalence of the new product to the FDA-approved product. Under FDA ANDA regulations, companies that seek to introduce an ANDA product must also certify that the product does not infringe on the approved product's patent or that such patent has expired. If the applicant certifies that its product does not infringe on the approved product's patent, the patent holder may institute legal action to determine the relative rights of the parties and the application of the patent, and the FDA may not finally approve the ANDA until a court finally determines that the applicable patent is invalid or would not be infringed by the applicant's product.

     Pre-clinical studies are conducted to obtain preliminary information on a product's efficacy and safety. The results of these studies are submitted to the FDA as part of the IND and are reviewed by the FDA before human clinical trials begin. Human clinical trials may commence 30 days after receipt of the IND by the FDA, unless the FDA objects to the commencement of clinical trials.

     Human clinical trials are typically conducted in three sequential phases, but the phases may overlap. Phase I trials consist of testing the product primarily for safety in a small number of patients at one or more doses. In Phase II trials, the safety and efficacy of the product are evaluated in a patient population somewhat larger than the Phase I trials. Phase III trials typically involve additional testing for safety and clinical efficacy in an expanded population at different test sites. A clinical plan, or protocol, accompanied by the approval of the institution participating in the trials, must be reviewed by the FDA prior to commencement of each phase of the clinical trials. The FDA may order the temporary or permanent discontinuation of a clinical trial at any time.

     The results of product development and pre-clinical and clinical studies are submitted to the FDA as an NDA or an ANDA for approval. If an application is submitted, there can be no assurance that the FDA will review and approve the NDA or an ANDA in a timely manner. The FDA may deny an NDA or an ANDA if applicable regulatory criteria are not satisfied or it may require additional clinical testing. Even if such data is submitted, the FDA may ultimately deny approval of the product. Further, if there are any modifications to the drug, including changes in indication, manufacturing process, labeling, or a change in a manufacturing facility, an NDA or an ANDA supplement may be required to be submitted to the FDA. Product approvals may be withdrawn after the product reaches the market if compliance with regulatory standards is not maintained or if problems occur regarding the safety or efficacy of the product. The FDA may require testing and surveillance programs to monitor the effect of products which have been commercialized, and has the power to prevent or limit further marketing of these products based on the results of these post-marketing programs.

     The approval procedures for the marketing of the Company's products in foreign countries vary from country to country, and the time required for approval may be longer or shorter than that required for FDA approval. Even after foreign approvals are obtained, further delays may be encountered before products may be marketed. For example, many countries require additional governmental approval for price reimbursement under national health insurance systems.

     As with manufacturers of devices, manufacturers of drugs are subject to periodic inspections for compliance with the FDA's good manufacturing practices ("GMP") regulations and each domestic drug manufacturing facility must be registered with the FDA. Foreign regulatory authorities may also have similar regulations. In complying with standards set forth in these regulations, the Company must expend significant time, money and effort in the area of quality assurance to insure full technical compliance. FDA approval to manufacture a drug is site specific. In the event an approved manufacturing facility for a particular drug becomes inoperable, obtaining the required FDA approval to manufacture such drug at a different manufacturing site could result in production delays, which could adversely affect the Company's business and results of operations.

     The federal and state governments in the United States, as well as many foreign governments, from time to time explore ways to reduce medical care costs through health care reform. Due to uncertainties regarding the ultimate features of reform initiatives and their enactment and implementation, the Company cannot predict what impact any reform proposal ultimately adopted may have on the pharmaceutical and medical device industry or on the business or operating results of the Company. The Company's activities are subject to various federal, state and local laws and regulations regarding occupational safety, laboratory practices, and environmental protection and may be subject to other present and possible future local, state, federal and foreign regulations.

PRODUCT LICENSE AGREEMENTS

     The Company entered into two license agreements for water soluble iron supplements via dialysate. These license agreements cover both issued and pending patents in the United States. These agreements also cover issued and pending patents in a number of foreign jurisdictions including what the Company believes to represent the major global markets for iron maintenance therapy. The license agreements continue for the duration of the underlying patents in each country or approximately 15 years in the United States and may be extended thereafter.

     The product license agreements call for the Company to obtain FDA approval of water soluble iron via dialysate. A Phase II clinical trial on Ferric Pyrophosphate under an Investigational New Drug (IND) exemption was completed by a licensor. The Company plans to conduct further clinical trials in order to obtain FDA approval to market water soluble iron via dialysate. The duration and scope of these clinical trials is under evaluation. The Company will be required to fund the cost of obtaining marketing approval of the product in order to realize any benefit from commercialization of the product. In addition to funding clinical trials and patent maintenance expenses, the Company is obligated to fund certain milestone payments and to pay ongoing royalties upon successful introduction of the product.

TRADEMARKS & PATENTS

     The Company has several trademarks and servicemarks used on its products and in its advertising and promotion of such products, and has applied for U.S. registration of such marks. Several such registrations have now been issued while others remain pending.

     The Company has applied for U.S. and international patents on its Dri-Sate Dry Acid Concentrate method and apparatus for preparing liquid dialysate. This U.S. patent has now been allowed but has not yet issued. The Company has no other patents.

SUPPLIERS

     The Company believes that the raw materials for the Company's hemodialysis concentrates, the components for the Company's hemodialysis kits and the ancillary hemodialysis products distributed by the Company are generally available from several potential suppliers. Principal suppliers include Archer Daniels Midland, Cargill, Church & Dwight Co. Inc., Morton Salt Company and Nipro Medical Corporation.

CUSTOMERS

     The Company operates in one market segment which involves the manufacture and distribution of hemodialysis concentrates, dialysis kits and ancillary products used in the dialysis process to hemodialysis clinics. For the year ended December 31, 2001, the Company had sales in excess of 10% of revenue with two customers representing 31% of the Company's total sales. For the year ended December 31, 2000, the Company had sales in excess of 10% of revenue with three customers representing approximately 36% of total sales.

EMPLOYEES

     As of March 22, 2002, the Company had approximately 75 employees. In addition, if the Company's sales volumes increase, the Company expects to add additional production, distribution, and administrative resources. The Company's arrangements with its employees are not governed by any collective bargaining agreement. Employees are employed on an "at-will" basis with the exception of certain key management employees.

     The employment agreements of Mr. Robert L. Chioini, the Company's Chairman, President and Chief Executive Officer and Mr. Thomas E. Klema, the Company's Vice President, Chief Financial Officer and Secretary have expired. The Company is in negotiation with both Mr. Chioini and Mr. Klema with respect to new employment agreements.

RESEARCH & DEVELOPMENT

     The Company did not engage in any significant research and development activity in 2001 or 2000. However, the Company has licensed an iron maintenance therapy utilizing water soluble iron via dialysate and intends to undertake clinical trials to obtain FDA approval for this product. Funding of clinical trials will have a material impact on the Company and the Company will be required to seek additional sources of financing to fund product development efforts. Should the Company be unable to fund new product development efforts it may have to abandon or postpone the approval process for the licensed products. If the Company is unable to obtain FDA approval or to fund certain milestone payments it may forfeit its rights under its license agreements.

     Statements in this Form 10-K concerning the timing of regulatory filings and approvals are forward looking statements which are subject to risks and uncertainties. The length of time necessary to complete clinical trials, and from submission of an application for market approval to a final decision by a regulatory authority, varies significantly. No assurance can be given that the Company, will have the financial resources necessary to complete the clinical trials for this product or that it will be successfully completed, that the Company will be able to obtain regulatory approval for any such product, or that any approved product may be produced in commercial quantities, at reasonable costs, and be successfully marketed. Similarly, there can be no assurance that the Company's competitors, most of whom have greater resources than the Company, will not develop and introduce products that will adversely affect the Company's business and results of operations.

OTHER

     The Company does not anticipate any significant cost or impact from compliance with environmental laws.

ITEM 2. DESCRIPTION OF PROPERTY.

     The Company entered into a lease agreement in October 2000 to lease a new 51,000 square foot facility in Wixom, Michigan. The Company occupied the new facility in July 2001 under a seven year lease. Base rent for the facility is $31,786 per month. In addition, the Company is responsible for all property taxes, insurance premiums and maintenance costs.

     On March 12, 2000 the Company entered into an agreement to lease a 51,000 square foot facility in Grapevine, Texas. The principal provisions under the five year lease term include base monthly rental payments of $17,521 and payment of common area maintenance costs by the lessee.

     The Company believes that these facilities are suitable and adequate to meet its production and distribution requirements. However, should the Company's business continue to expand, the Company may require additional manufacturing capacity and distribution facilities to meet its requirements.

ITEM 3. LEGAL PROCEEDINGS.

     The Company filed a civil action on September 20, 2000 in the Circuit Court of Wayne County Michigan against Mr. Gary D. Lewis, individually and Wall Street Partners, Inc., a Michigan Corporation, jointly and severally. The Company filed a breach of contract suit against Wall Street Partners, Inc. for breach of contract pertaining to consulting services provided the Company by Wall Street Partners, Inc. Also named in the suit was Mr. Gary D. Lewis, the principal of the consulting firm. Mr. Lewis is a former Chairman of the Company, a former director of the Company and was the beneficial owner of record of more than 5% of the Company's common shares. The Company requested recovery of amounts paid to Wall Street Partners, Inc. and Mr. Lewis.

     On November 21, 2001 a jury found in favor of the Company and awarded the Company $350,000 plus interest. On December 13, 2001, a judgment in the amount of $175,000 with interest was entered for the Company against Gary D. Lewis personally and a judgment in the amount of $175,000 with interest was entered for the Company against Wall Street Partners, Inc. A motion by the defendant for re-trial was denied February 15, 2002. The defendant has the right to appeal the judgment.

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

     It is a requirement for continued trading of the Company's Common Shares on The Nasdaq SmallCap Market that the Company either maintain a minimum of $2,500,000 in net equity, have a $35,000,000 market capitalization or have earned $500,000 in net income for two of the three most recently completed fiscal years. The Company has relied on having net equity in excess of $2,500,000 to meet this requirement. As of December 31, 2001, the Company had net equity of $2,596,611. If the Company continues to incur operating losses and if it is unable to raise sufficient equity to keep its net equity at or above $2,500,000 it may be subject to delisting from Nasdaq.

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

     The Prices below are the high and low bid prices as reported by Nasdaq in each quarter during 2000 and 2001. The below prices reflect inter-dealer prices, without retail mark-up, mark down or commission and may not represent actual transactions.

                                                                   BID PRICE
                                                                  INFORMATION
                                                                ----------------
                       QUARTER ENDED                             HIGH      LOW
                       -------------                             ----      ---
March 31, 2000..............................................    $6.000    $2.438
June 30, 2000...............................................     3.781     1.500
September 30, 2000..........................................     2.219     1.000
December 31, 2000...........................................     1.563      .344
March 31, 2001..............................................     1.250      .375
June 30, 200................................................     1.550      .590
September 30, 2001..........................................     1.410      .660
December 31, 2001...........................................     1.750      .560

     As of March 21, 2002, there were 60 record holders of the Common Shares and 43 record holders of the Common Share Purchase Warrants.

     In 2001, the Company issued 1,940,442 Common Shares for which it realized net proceeds of $1,096,486 from Common Share issuance transactions.

     During the year ended December 31, 2001, the Company issued Common Shares pursuant to a private placement of its Common Shares. The offering was completed on March 21, 2002. Under the offering, the Company issued 1,999,261 Common Shares. Investors in the offering received unregistered Common Shares which may not be resold for a period of one year following the date they are acquired. The Company engaged placement agents on a best efforts basis for which the agent is entitled to 10% of gross proceeds raised by the placement agent. The offering was made to accredited investors and to certain other investors. During 2001, the Company issued 1,751,781 Common Shares at prices between $.50 -- $1.16 realizing gross proceeds of $1,110,950 under this offering and net proceeds of $1,017,956 after offering expenses. Total commissions paid to placement agents in 2001 were $ 60,975. The sale of the shares pursuant to this offering was exempt from the registration requirements of the Securities Act of 1933 (the "Act") under Section 4(2) of the Act and under Regulation "D" of the Act.

     During 2001, the Company issued 30,000 Common Shares pursuant to options exercised by consultants. The options were granted under the Company's 1997 Stock Option Plan, for the performance of services to the Company and were granted at an exercise price of $.01. These options had a fair market value of $22,120 on the date of grant.

     In 2001, the Company issued 117,020 Common Shares and realized proceeds of $78,520, as a result of the exercise of stock option grants by certain executive officers of the Company. The exercise price of the options was $.67.

     On August 11, 2000, the Company sold 76,843 unregistered Common Shares to an investor for $1.30 per share. The Company paid a commission to a broker of 10% of the gross proceeds on the transaction. The net proceeds to the Company were $78,336. The sale of the shares pursuant to this offering was exempt from the registration requirements of the Act under Section 4(2) of the Act. The sale was subject to rescission rights as the Company failed to meet the minimum sale requirement of its offering. In consideration for rescission of these rights, on March 29, 2001, the shareholder was issued 41,641 common shares for no additional consideration.

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

ITEM 6. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

For the year ended December 31, 2001 compared to the year ended December 31,
2000

     For the year ended December 31, 2001, sales were $9.0 million as compared to sales of $7.5 million for 2000 representing an increase of 20.9%. The Company's revenue increased largely from unit volume growth across its key product lines with both expansion of new clinics with existing customers and from new customers. The Company realized substantial revenue growth in its concentrate product lines with revenue up 27%.

     Overall, the Company's concentrate sales represented 88% of total revenue and increased by 27% over 2000. The Company believes that both clinic chains and independent providers are attracted to its dry product offering due to the internal efficiencies and savings derived from dry products. 2001 unit volumes increased 25% over 2000 unit volume for its Dri-Sate Dry Acid Concentrate product line. The Company also continued to realize growth in its liquid acid drum business which increased 9% in 2001 over 2000. Similarly, its SteriLyte(TM) Liquid Bicarbonate product line unit volume increased 74% in 2001 as compared to 2000.

     The Company's other ancillary sales and freight revenue decreased in 2001 as compared to 2000. Ancillary supply sales declined slightly overall with increased sales of higher margin kits offset by a decline in sales of lower margin products. This was the result of a shift in focus of the Company as it seeks to reduce the sales of lower margin products. After reducing over-the-road fleet capacity from twelve trucks to nine in 2000, fleet capacity was utilized to a greater extent on delivery of the Company's products creating fewer opportunities and reduced capacity for backhaul revenue in 2001 as compared to 2000. As a result, freight revenue decreased substantially due to more efficient fleet utilization stemming from the 27% increase in concentrate revenue. As a result, backhaul revenue declined by 33% in 2001 as compared to 2000.

     Gross Profit decreased to $912,000 in 2001 from $980,000 in 2000 although revenue increased 20.9% in 2001 over 2000. Similarly, gross profit margins declined from 13.1% in 2000 to 10.1% in 2001. The reduction in gross profit margin stemmed from the addition of production capacity and the start-up of two new facilities during 2001. During 2001, the Company moved into two new 51,000 square foot facilities in Grapevine, Texas and in Wixom, Michigan replacing the Company's previous 32,500 square foot facility. As a result of the relocation to a new facility and addition of a second manufacturing facility, the Company incurred substantial start-up and operating expenses throughout 2001.

     The financial impact of these additional costs in 2001 resulted in a reduction in gross profit margins in 2001. The Company anticipates additional production volume in the future and has added production equipment that will provide it with the productive capacity to efficiently process increased sales volumes. As part of this initiative, the Company added new and more productive packaging equipment in late 2001 to package its Dri-Sate Product line. The Company anticipates that this new packaging equipment will increase manufacturing efficiency in the future. As the Company installed the new production equipment in late 2001, the Company realized minimal benefit from the increased efficiency of the new equipment in 2001. In addition, the Company increased its annual operating costs by over $400,000 for additional personnel and facility costs for its expanded production capacity. The Company anticipates that gross profit margins will improve in the future concurrent with an increase in sales volumes.

     Selling, General and Administrative Costs aggregated $2,353,000 in 2001 compared to $2,024,000 in 2000 or an increase of $329,000. Selling, General and Administrative expense decreased as a percent of sales by one percentage point to 26.1% as compared to 27.1% in 2000. Increases in expenses were incurred in 2001 for additional sales personnel and selling expense of $80,000 which was partially offset by reduced marketing and advertising costs of $40,000. The Company incurred an increase in non-cash stock option expense for consultants of $200,000. In comparison with 2000, the Company also realized increases in costs for various insurance coverages aggregating $40,000. In addition, the Company incurred relocation related expenses of approximately $75,000 in 2001 included in Selling, General and Administrative expense.

     As a result of upgrading its production equipment, the Company incurred other expenses of $49,000 consisting primarily of a loss on the disposition of certain equipment of $41,000.

     Interest expense totaled $101,000 in 2001 and net of interest income of $11,000, net interest expense totaled $90,000. Net interest income was $28,000 in 2000. The increase in net interest expense was a function of the addition of a revolving loan facility with a financial institution, notes payable used to finance new equipment and leasehold improvements and a reduction in funds available for investment from 2000.

     Net Loss was ($1,579,000) in 2001 as compared to a net loss of ($1,017,000) in 2000. The Company has not recorded a federal income tax benefit from its current or prior losses given a lack of assurance of realization of the carryforward benefit of those losses.

     Net Loss per share for 2001 was ($.26) as compared to a loss per share of ($.21) in 2000 with the 2001 loss per share reduced by ($.06) due to an increase in the average number of shares outstanding.

For the year ended December 31, 2000 compared to the year ended December 31,
1999

     For the year ended December 31, 2000, sales were $7.5 million as compared to sales of $6.7 million for 1999 representing an increase of 11.5%. Sales increased due to a variety of factors including new business development, and growth within existing customers. The Company realized substantial revenue increases in two key areas of strategic focus in 2000. The Company's Dry Acid product line sales increased 95% and its ancillary product sales increased 39% compared to 1999.

     The Company's concentrate sales, which represented 86% of the Company's 2000 revenue, increased by 9.5% in 2000 over 1999 due to new customers, increased product sales at existing customers and higher actual average selling prices. During 2000, the Company increased its revenue with both regional and national clinic chains that have converted to the Company's dry acid product line. During 1999, the Company realized non-recurring liquid acid drum purchase volumes related to Year 2000 supply stocking and the termination of distributor relationships that together represented 8% of 1999 revenue. Despite these non-recurring sales in 1999, acid dialysate concentrate sales in 2000 were up 8% driven by strong dry acid product sales growth of 95%. The Company believes that both clinic chains and independent providers are attracted to its dry product offering due to the internal efficiencies and savings derived from dry products. In addition, the customers are attracted to Rockwell due to the Company's high product quality, its broad range of products and formulations and its high level of delivery and customer service.

     For the Company's other revenue sources, 2000 saw growth in its ancillary sales which was a key area of focus. The Company's sales of ancillary products rose 39% with an increased emphasis on the sale of fistula needles driving the majority of the ancillary product sales growth. The Company was also able to maintain its backhaul revenue at a level comparable to 1999. Largely as a result of the change of the Company's product mix to dry acid from liquid acid in drums, the Company was able to reduce the size of its over-the-road truck fleet in 2000 over the course of the year, from twelve trucks to nine.

     Gross profit in 2000 increased $69,000 or 7.6% over 1999. The Company's gross profit margins were 13.1% in 2000 as compared to 13.6 % in 1999. The Company's distribution costs rose during the year by approximately 2.5% of sales reflecting a combination of factors including higher fleet operating costs, fleet resources that were surplus to requirements as dry product sales increased and new clinic chain customers with clinics that were in more distant locations. Fleet operating costs rose significantly due mostly to higher fuel and maintenance costs. The Company took actions to reduce its fleet in 2000.

     Selling, General and Administrative Costs were $2,024,000 in 2000 compared to $2,043,000 in 1999 or a decrease of $19,000. Cost increases were incurred primarily to support increased business activities and for the sales and marketing introduction of new product lines. The Company increased expenditures for marketing and advertising to develop customer and market awareness of its products. In addition, the Company added personnel to transact its business operations during 2000. However, the Company realized reduced expenditures for consulting services due to the termination of consulting fees paid to Wall Street Partners, Inc. in 2000. In 1999, the Company paid $240,000 to Wall Street Partners, Inc. for consulting services.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company has utilized cash since its inception and anticipates that it will require additional cash to fund its development and operating requirements. The Company has incurred operating losses since inception. In 2001, the Company used $920,000 to fund operating activities. The Company obtained both debt and equity financing in 2001. The Company raised capital from three primary sources that provided the capital for expansion of two new manufacturing facilities and to fund operating requirements.

     In 2001, the Company entered into a working capital line with Heller Healthcare Finance, now "GE Healthcare Finance" for a $2 million working capital line of credit secured by the Company's accounts receivable and other assets. The working capital line has a sub-limit of $1 million and is expandable to $2 million. As of December 31, 2001, the Company had outstanding borrowings of $547,000 under this line of credit.

     In 2001, the Company entered into a note payable with GE Healthcare Finance for the purchase of equipment for its two new manufacturing facilities. As of December 31, 2001, the Company had $406,000 in escrow from proceeds of this note payable. The Company anticipates that the remaining escrow will be deployed on new equipment in the first half of 2002.

     In 2001, the Company conducted a private placement of its Common Shares and raised approximately $1.1 million in equity. The Company intends to attempt to raise additional debt and equity capital in 2002.

     The Company's long term strategy is to expand its operations to serve dialysate providers both in North America and abroad. The Company anticipates that as a result of its existing supply agreements and customer relationships that it has the capability to capture substantial market share that will lead to the Company becoming profitable. The Company believes that it has sufficient capacity to achieve a profitable level of operations.

     In order to fund the working capital and capital expenditure requirements to achieve a profitable level of operations and to continue to execute its new product development strategy, the Company will require additional financing. The Company estimates the cost to fund its new product developments effort will be between $1,000,000-$3,000,000 over the next 1-3 years. The Company believes that it will be able to raise the capital required to expand its operations through either debt or equity financing arrangements. The Company has identified sources of financing and is currently in negotiations with potential lenders and investors; however, there can be no assurance that the Company will be successful in raising additional funds through either equity or debt financing arrangements. If the Company is not successful in raising additional funds, the Company may be required to alter its growth strategy, curtail its expansion plans or take other measures to conserve its cash resources.

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

ITEM 7. FINANCIAL STATEMENTS

     The Consolidated Financial Statements of the Registrant required by this item are set forth on pages F-1 through F-15.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     Incorporated herein by reference to Rockwell Medical Technologies, Inc. definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-KSB with respect to its Annual Meeting of Shareholders to be held on June 4, 2002.

ITEM 10. EXECUTIVE COMPENSATION.

     Incorporated herein by reference to Rockwell Medical Technologies, Inc. definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-KSB with respect to its Annual Meeting of Shareholders to be held on June 4, 2002.

ITEM 11. SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Incorporated herein by reference to Rockwell Medical Technologies, Inc. definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-KSB with respect to its Annual Meeting of Shareholders to be held on June 4, 2002.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Incorporated herein by reference to Rockwell Medical Technologies, Inc. definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-KSB with respect to its Annual Meeting of Shareholders to be held on June 4, 2002.

ITEMS 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

 3(i).1 Articles of Incorporation of the Company, incorporated by reference to Exhibit 3(i).1 to the Company's Registration
           Statement on Form SB-2, File No. 333-31991.
 3(i).2 Certificate of Amendment to Articles of Incorporation of the Company, incorporated by reference to Exhibit 3(i).2 to the Company's Registration Statement on Form SB-2, File No.
           333-31991.
 3(i).3 Certificate of Correction to Articles of Incorporation of the Company, incorporated by reference to Exhibit 3(i).3 to the Company's Registration Statement on Form SB-2, File No.
           333-31991.
 3(i).4 Certificate of Amendment to Articles of Incorporation of the Company, incorporated by reference to Exhibit 3(i).4 to the Company's Registration Statement on Form SB-2, File No.
           333-31991.
 3(ii)     Bylaws of the Company, incorporated by reference to Exhibit
           3(ii) to the Company's Registration Statement on Form SB-2,
           File No. 333-31991.
 4.1       Form of Warrant Agreement, incorporated by reference to
           Exhibit 4.1 to the Company's Registration Statement on Form
           SB-2, File No. 333-31991.
 4.2 Form of Underwriters Warrant Agreement, incorporated by reference to Exhibit 4.2 to the Company's Registration
           Statement on Form SB-2, File No. 333-31991.
 4.3 Registration Rights Agreement among the Company and the holders of certain of the Company's Common Share Purchase
           Warrants, incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form SB-2, File No.
           333-31991.
 4.4       Form of Lock-up Agreement, incorporated by reference to
           Exhibit 4.7 to the Company's Registration Statement on Form
           SB-2, File No. 333-31991.
10.1 Rockwell Medical Technologies, Inc. 1997 Stock Option Plan, incorporated by reference to Exhibit 10.1 to the Company's
           Registration Statement on Form SB-2, File No. 333-31991.
10.2 Employment Agreement dated as of February 19, 1997 between the Company and Robert L. Chioini, incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on
           Form SB-2, File No. 333-31991.
10.3 Consulting and Financial Advisory Services Agreement dated as of February 19, 1997 between the Company and Wall Street
           Partners, Inc., incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form SB-2, File No.
           333-31991.
10.4 Asset Purchase Agreement dated as of November 1, 1996 by and among the Predecessor Company, the Family Partnerships (as defined therein), the Members (as defined therein) and the Company (formerly known as Acquisition Partners, Inc.), incorporated by reference to Exhibit 10.4 to the Company's
           Registration Statement on Form SB-2, File No. 333-31991.
10.5       First Amendment to Asset Purchase Agreement dated as of
           January 31, 1997 by and among the Predecessor Company, the Family Partnerships, the Members and the Company (formerly known as Acquisition Partners, Inc.), incorporated by reference to Exhibit 10.5 to the Company's Registration
           Statement on Form SB-2, File No. 333-31991.
10.6       Second Amendment to Asset Purchase Agreement dated as of
           February 19, 1997 by and among the Predecessor Company, the Family Partnerships, the Members and the Company (formerly known as Acquisition Partners, Inc.), incorporated by reference to Exhibit 10.6 to the Company's Registration
           Statement on Form SB-2, File No. 333-31991.
10.7 Letter Agreement dated April 4, 1997 among the parties to the Asset Purchase Agreement concerning the conversion of the promissory note payable to the Supply Company, incorporated by reference to Exhibit 10.7 to the Company's
           Registration Statement on Form SB-2, File No. 333-31991.

10.8       Lease Agreement dated as of September 5, 1995 between the Supply Company, as tenant, and Oakland Oaks,
           L.L.C., as landlord, incorporated by reference to Exhibit 10.9 to the Company's Registration Statement
           on Form SB-2, File No. 333-31991.
10.9       Assignment and First Amendment to Wixom Building Lease dated as of February 19, 1997 among the Supply
           Company, as assignor, the Company, as assignee, and Oakland Oaks, L.L.C., as landlord, incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form SB-2, File No. 333-31991.
10.10      Letter Agreement dated November 21, 1997 among the parties to the Asset Purchase Agreement to confirm the reduction of the purchase price of the Asset Purchase Agreement, incorporated by reference to
           Exhibit 10.12 to the Company's Registration Statement on Form SB-2, File No. 333-31991.
10.11      Employment Agreement dated as of January 12, 1999 between the Company and Thomas E. Klema incorporated by reference to the annual report on Form 10-KSB filed March 30, 1999.
10.12      Lease Agreement dated March 12, 2000 between the Company and DFW Trade Center III Limited Partnership
           incorporated by reference to the annual report on Form 10-KSB filed March 30, 2000.
10.13      Employment Agreement dated as of March 20, 2000 between the Company and Robert L. Chioini incorporated by reference to the quarterly report on Form 10-QSB filed August 11, 2000.
10.14      Lease Agreement dated October 23, 2000 between the Company and International-Wixom, LLC incorporated by reference to the quarterly report on Form 10-QSB filed November 14, 2000.
10.15      Loan and Security Agreement dated March 28, 2001 between the Company and Heller Healthcare Finance, Inc.
           incorporated by reference to the annual report on Form 10-KSB filed April 2, 2001.
10.16      Promissory Note between GE Healthcare Financial Services and Rockwell Medical Technologies, Inc. dated
           August 15, 2001 incorporated by reference to the quarterly report on Form 10-QSB filed November 14,
           2001.
10.17      Licensing Agreement between the Company and Ash Medical Systems, Inc. dated October 3, 2001 with certain portions of the exhibit deleted under a request for confidential treatment under rule 24b-2 of the
           Securities Exchange Act of 1934.
10.18      Licensing Agreement between the Company and Charak LLC and Dr. Ajay Gupta dated January 7, 2002 with certain portions of the exhibit deleted under a request for confidential treatment under rule 24b-2 of the Securities Exchange Act of 1934.
21.1       List of Subsidiaries incorporated by reference to Exhibit 21.1 to the Company's Registration Statement
           on Form SB-2, File No. 333-31991.

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

                  SIGNATURE                                       TITLE                          DATE
                  ---------                                       -----                          ----

            /s/ ROBERT L. CHIOINI                President, Chief Executive Officer and     April 1, 2002
---------------------------------------------    Director (Principal Executive Officer)
              Robert L. Chioini

             /s/ THOMAS E. KLEMA                 Vice President of Finance, Chief           April 1, 2002
---------------------------------------------    Financial Officer, Treasurer and
               Thomas E. Klema                   Secretary (Principal Financial Officer
                                                 and Principal Accounting Officer)

                         INDEX TO FINANCIAL STATEMENTS

                                                                       PAGE
                                                                       ----
I.   Consolidated Financial Statements for Rockwell Medical
     Technologies, Inc. and Subsidiary
       Report of Independent Accountants for the years ended
          December 31, 2001 and 2000.............................         F-1
       Consolidated Balance Sheets at December 31, 2001 and
          December 31, 2000......................................         F-2
       Consolidated Income Statements for the years ended
          December 31, 2001 and 2000.............................         F-3
       Consolidated Statement of Changes in Shareholders' Equity
          for the years ended December 31, 2001 and 2000.........         F-4
       Consolidated Statements of Cash Flow for the years ended
          December 31, 2001 and 2000.............................         F-5
       Notes to the Consolidated Financial Statements............    F-6-F-16

                     [PLANTE & MORAN, L. L. P. LETTERHEAD]

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders
Rockwell Medical Technologies, Inc. and Subsidiary

     We have audited the consolidated balance sheet of Rockwell Medical Technologies, Inc. and Subsidiary as of December 31, 2001 and 2000 and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Rockwell Medical Technologies, Inc. and Subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Auburn Hills, Michigan
February 20, 2002

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2001 AND 2000
                                (WHOLE DOLLARS)

                                                                DECEMBER 31,    DECEMBER 31,
                                                                    2001            2000
                                                                ------------    ------------
                           ASSETS
Cash and Cash Equivalents...................................    $    83,041     $   210,801
Restricted Cash and Cash Equivalents........................        292,845         150,000
Accounts Receivable, net of a reserve of $53,000 in 2001 and
  $63,000 in 2000...........................................      1,115,365         926,879
Inventory...................................................      1,066,528         585,121
Other Current Assets........................................        108,054          98,619
                                                                -----------     -----------
     TOTAL CURRENT ASSETS...................................      2,665,833       1,971,420
Property and Equipment, net.................................      1,716,224         823,749
Restricted Cash.............................................        264,056              --
Other Noncurrent Assets.....................................        491,301         170,994
Excess of Purchase Price over Fair Value of Net Assets
  Acquired, net.............................................        920,745       1,085,770
                                                                -----------     -----------
     TOTAL ASSETS...........................................    $ 6,058,159     $ 4,051,933
                                                                ===========     ===========
            LIABILITIES AND SHAREHOLDERS' EQUITY
Short Term Borrowings.......................................    $   546,560     $        --
Notes Payable...............................................        276,966          10,637
Accounts Payable............................................      1,159,383         740,888
Accrued Liabilities.........................................        586,096         419,375
                                                                -----------     -----------
     TOTAL CURRENT LIABILITIES..............................      2,569,005       1,170,900
Long Term Notes Payable.....................................        892,543          19,839
SHAREHOLDERS' EQUITY:
Common Share, no par value, 7,197,390 and 5,256,948 shares
  issued and outstanding....................................     10,349,865       9,035,345
Common Share Purchase Warrants, 3,625,000 shares issued and
  outstanding...............................................        251,150         251,150
Accumulated Deficit.........................................     (8,004,404)     (6,425,301)
                                                                -----------     -----------
     TOTAL SHAREHOLDER'S EQUITY.............................      2,596,611       2,861,194
                                                                -----------     -----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............    $ 6,058,159     $ 4,051,933
                                                                ===========     ===========

   The accompanying notes are an integral part of the consolidated financial statements.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                         CONSOLIDATED INCOME STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                                (WHOLE DOLLARS)

                                                                   2001           2000
                                                                   ----           ----
SALES.......................................................    $ 9,015,542    $ 7,457,001
Cost of Sales...............................................      8,103,343      6,477,343
                                                                -----------    -----------
     GROSS PROFIT...........................................        912,199        979,658
Selling, General and Administrative.........................      2,352,561      2,024,396
                                                                -----------    -----------
     OPERATING LOSS.........................................     (1,440,362)    (1,044,738)
Other Expenses..............................................        (48,740)            --
Interest Income (Expense), net..............................        (90,001)        27,934
                                                                -----------    -----------
     LOSS BEFORE INCOME TAXES...............................     (1,579,103)    (1,016,804)
Income Tax Expense..........................................             --             --
                                                                -----------    -----------
     NET LOSS...............................................    $(1,579,103)   $(1,016,804)
                                                                ===========    ===========
Basic And Diluted Loss Per Share............................    $      (.26)   $      (.21)

   The accompanying notes are an integral part of the consolidated financial statements.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                                (WHOLE DOLLARS)

                                 COMMON SHARES            PURCHASE WARRANTS                         TOTAL
                            ------------------------    ---------------------    ACCUMULATED    SHAREHOLDERS'
                             SHARES        AMOUNT       WARRANTS      AMOUNT       DEFICIT         EQUITY
                             ------        ------       --------      ------     -----------    -------------
Balance as of December
  31, 1999..............    4,854,397    $ 8,762,941    3,625,000    $251,150    $(5,408,497)    $3,605,594
Issuance of Common
  Shares................      402,551        223,104                                                223,104
Compensation related to
  Stock Options.........           --         49,300                                                 49,300
Net Loss................                                                          (1,016,804)    (1,016,804)
                            ---------    -----------    ---------    --------    -----------     ----------
Balance as of December
  31, 2000..............    5,256,948    $ 9,035,345    3,625,000    $251,150    $(6,425,301)    $2,861,194
Issuance of Common
  Shares................    1,940,442      1,096,486                                              1,096,486
Compensation related to
  Stock Options.........           --        218,034                                                218,034
Net Loss................                                                          (1,579,103)    (1,579,103)
                            ---------    -----------    ---------    --------    -----------     ----------
Balance as of December
  31, 2001..............    7,197,390    $10,349,865    3,625,000    $251,150    $(8,004,404)    $2,596,611
                            =========    ===========    =========    ========    ===========     ==========

   The accompanying notes are an integral part of the consolidated financial statements.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                                (WHOLE DOLLARS)

                                                                   2001           2000
                                                                   ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss..................................................    $(1,579,103)   $(1,016,804)
  Adjustments To Reconcile Net Loss To Net Cash Used In
     Operating Activities:
     Depreciation and Amortization..........................        384,427        379,127
     Compensation Recognized For Stock Options..............        218,034         68,050
     Loss on Disposal of Fixed Assets.......................         41,040             --
     Changes in Assets and Liabilities:
       (Increase) Decrease in Accounts Receivable...........       (188,486)        53,810
       (Increase) Decrease in Inventory.....................       (481,407)     ( 171,881)
       (Increase) Decrease in Other Assets..................        (79,742)      (100,599)
       Increase (Decrease) in Accounts Payable..............        418,495        213,598
       Increase (Decrease) in Other Liabilities.............        346,721         78,353
                                                                -----------    -----------
          Changes in Assets and Liabilities.................         15,581         73,281
                                                                -----------    -----------
          CASH USED IN OPERATING ACTIVITIES.................       (920,021)      (496,346)
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Equipment.....................................     (1,045,107)      (304,530)
  Proceeds From Disposal of Equipment.......................         23,000             --
  Increase in Restricted Cash Equivalents...................       (406,901)      (150,000)
  Patent Licensing Fees.....................................       (250,000)            --
  Purchase of Business......................................             --         (4,736)
                                                                -----------    -----------
          CASH USED IN INVESTING ACTIVITIES.................     (1,679,008)      (459,266)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds From Borrowings on Line of Credit................      7,037,385             --
  Payments on Line of Credit................................     (6,490,825)            --
  Proceeds From Issuance of Notes Payable...................      1,036,172             --
  Issuance of Common Shares and Purchase Warrants...........      1,054,487         79,354
  Payments on Notes Payable.................................       (165,950)        (6,234)
                                                                -----------    -----------
          CASH PROVIDED BY FINANCING ACTIVITIES.............      2,471,269         73,120
(DECREASE) IN CASH..........................................       (127,760)      (882,492)
CASH AT BEGINNING OF PERIOD.................................        210,801      1,093,293
                                                                -----------    -----------
CASH AT END OF PERIOD.......................................    $    83,041    $   210,801
                                                                ===========    ===========

     Supplemental Cash Flow disclosure:
                                                                   2001           2000
                                                                   ----           ----
Interest Paid...............................................    $    77,354    $     7,086

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

CASH AND CASH EQUIVALENTS AND RESTRICTED CASH

     The Company considers cash on hand, unrestricted certificates of deposit and short term marketable securities as cash and cash equivalents.

     Restricted cash consists of $406,901 of cash equivalents at December 31, 2001 restricted for use to acquire capital equipment under the terms of a financing agreement and $150,000 of certificates of deposit at December 31, 2001 and 2000 securing letters of credit.

INVENTORY

     Inventory is stated at the lower of cost or net realizable value. Cost is determined on the first-in first-out (FIFO) method.

PROPERTY AND EQUIPMENT

     Property and Equipment are recorded at cost. Expenditures for normal maintenance and repairs are charged to expense as incurred. Property and equipment are depreciated using the straight-line method over their useful lives, which range from three to ten years. Leasehold improvements are amortized using the straight-line method over the shorter of their useful lives or the related lease term.

EXCESS OF PURCHASE PRICE OVER FAIR VALUE OF ASSETS ACQUIRED

     The excess of the price paid by the Company over the fair value of the net assets acquired in various business combinations has been recorded as an intangible asset and is being amortized on a straight line basis over estimated useful lives of between 10 and 15 years. Accumulated amortization of this asset was $771,090 and $606,065 at December 31, 2001 and 2000, respectively. The Company assesses the recoverability of the

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

asset based on estimated future discounted cash flows of the business. Based upon the Company's analysis no impairment of the asset exists at December 31, 2001.

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

NET LOSS PER SHARE

     Basic and Diluted net loss per share for the years ended December 31, 2001 and December 31, 2000 were calculated based on the weighted average shares outstanding of 5,986,409 and 4,879,999, respectively.

     The dilutive effect of stock options have not been included in the average shares outstanding for the calculation of diluted loss per share as the effect, considering the Company's net loss, would be antidilutive. At December 31, 2001 potentially dilutive securities comprised 1,036,193 stock options exercisable at prices from $.70 to $3.00 per share, 3,625,000 Common Share Purchase Warrants exercisable at $4.50 per Common Share; and Underwriter's Warrants which are comprised of an option to purchase 95,000 Common Shares at a price of $6.60 per share and 142,500 warrants to purchase shares at $7.43 per share.

     At December 31, 2000 potentially dilutive securities comprised 668,693 stock options exercisable at prices from $1.00 to $3.00 per share; 3,625,000 Common Share Purchase Warrants exercisable at $4.50 per Common Share; and Underwriter's Warrants which are comprised of an option to purchase 95,000 Common Shares at a price of $6.60 per share and 142,500 warrants to purchase shares at $7.43 per share.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board recently approved SFAS 142 Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS 142 would continue to require recognition of goodwill as an asset but would no longer require amortization of goodwill. Goodwill will be tested for impairment at adoption of SFAS 142 and annually thereafter. In addition, SFAS 142 establishes a new method of testing goodwill for impairment by using a fair-value based approach. In accordance with the transition provisions of SFAS 142, goodwill shall no longer be amortized starting in the first quarter of 2002. Total goodwill, net of accumulated amortization, was $920,745 at December 31, 2001. Amortization expense related to goodwill in 2001 was $165,025. Management is currently evaluating the impact of adopting this Statement effective January 1, 2002 on the consolidated financial statements.

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

     The Company has followed a strategy of developing market share through a differentiated value proposition to its customers including new products, superior delivery and customer service, and tailoring product line offerings to match customer requirements, including offering a full line of formulations and supplies. In 2001, the Company increased its revenue by $1,558,000 or 20.9% over 2000. In 2000, the Company's revenue increased $768,000 or 11.5% over 1999. The Company anticipates that it will continue to increase its revenue and to increase its market share.

STRATEGY

     The Company's long term objectives are to increase its market share, expand its product line offering, extend its geographical coverage and improve its profitability by implementing the following strategies:

     - Increasing Revenue Through Sales of New Products. The Company has signed global licensing agreements for delivery of water soluble iron via dialysate. The Company believes that this product represents a major improvement in iron maintenance therapy. This product requires FDA approval for inclusion in the Company's product line. The Company believes that if FDA approval is obtained for this product, that it will capture substantial market share of both the dialysate market and the market for iron maintenance therapy.

       The Company introduced two new product lines in 1999; Dri-Sate(TM) Dry Acid Concentrate and SteriLyte(TM) Liquid Bicarbonate that it believes are superior to competitors' product offerings and have acted as a catalyst to attract new customers and to expand its existing business relationship with dialysis providers.

     - Acting as a Single Source Supplier. The Company has positioned itself as an independent "one-stop-shop" to its customers for the concentrates, chemicals and supplies necessary to support a hemodialysis provider's operation. Some of the Company's competitors for concentrates do not offer a full line of hemodialysis products requiring customers to do business with a number of suppliers in order to purchase necessary supplies. Rockwell offers a broad line of hemodialysis supplies.

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

     - Offering a Higher Level of Delivery/Customer Service. By using its own delivery vehicles and drivers, the Company believes that it can offer a higher level of customer service to hemodialysis providers than if it relied primarily on the use of common carriers to distribute its products. The Company's drivers

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

       perform services for customers that are generally not available from common carriers, such as stock rotation, non-loading-dock delivery and drum pump-offs. A drum pump-off requires the driver to pump hemodialysis concentrates from a 55 gallon drum into larger holding tanks within the hemodialysis clinic. Certain of the company's competitors generally use common carriers for delivery of their products. The Company believes it offers a higher level of distribution service to its customers through the use of its own delivery vehicles and drivers.

CASH RESOURCES & LIQUIDITY

     The Company has utilized cash since its inception and anticipates that it will require additional cash to fund its development and operating requirements. The Company has incurred operating losses since inception. In 2001, the Company used $920,000 to fund operating activities. The Company obtained both debt and equity financing in 2001. The Company raised capital from three primary sources that provided the capital for expansion of two new manufacturing facilities and to fund operating requirements.

     In 2001, the Company entered into a working capital line with Heller Healthcare Finance, now "GE Healthcare Finance" for a $2 million working capital line of credit secured by the Company's accounts receivable and other assets. The working capital line has a sub-limit of $1 million and is expandable to $2 million. As of December 31, 2001, the Company had outstanding borrowings of $547,000 under this line of credit.

     In 2001, the Company entered into a note payable with GE Healthcare Finance for the purchase of equipment for its two new manufacturing facilities. As of December 31, 2001, the Company had $406,000 in escrow from proceeds of this note payable. The Company anticipates that the remaining escrow will be deployed on new equipment in the first half of 2002.

     In 2001, the Company conducted a private placement of its Common Shares and raised approximately $1.1 million in equity. The Company intends to attempt to raise additional debt and equity capital in 2002.

     The Company's long term strategy is to expand its operations to serve dialysate providers both in North America and abroad. The Company anticipates that as a result of its existing supply agreements and customer relationships that it has the capability to capture substantial market share that will lead to the Company becoming profitable. The Company believes that it has sufficient capacity to achieve a profitable level of operations.

     In order to fund the working capital and capital expenditure requirements to achieve a profitable level of operations and to continue to execute its new product development strategy, the Company will require additional financing. The Company estimates the cost to fund its new product developments effort will be between $1,000,000 - $3,000,000 over the next 1-3 years. The Company believes that it will be able to raise the capital required to expand its operations through either debt or equity financing arrangements. The Company has identified sources of financing and is currently in negotiations with potential lenders and investors; however, there can be no assurance that the Company will be successful in raising additional funds through either equity or debt financing arrangements. If the Company is not successful in raising additional funds, the Company may be required to alter its growth strategy, curtail its expansion plans or take other measures to conserve its cash resources.

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

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4. SIGNIFICANT MARKET SEGMENTS

     The Company operates in one market segment which involves the manufacture and distribution of hemodialysis concentrates, dialysis kits and ancillary products used in the dialysis process to hemodialysis clinics. For the year ended December 31, 2001, the Company had sales in excess of 10% of revenue with two customers representing 31% of total sales. For the year ended December 31, 2000, the Company had sales in excess of 10% of revenue with three customers representing 36% of total sales.

5. INVENTORY

     Components of inventory as of December 31, 2001 and 2000 are as follows:

                                                               2001         2000
                                                               ----         ----
Raw Materials...........................................    $  206,724    $133,203
Finished Goods..........................................       859,804     451,918
                                                            ----------    --------
     Total..............................................    $1,066,528    $585,121
                                                            ==========    ========

6. PROPERTY AND EQUIPMENT

     Major classes of Property and Equipment, stated at cost, as of December 31, 2001 and 2000 are as follows:

                                                             2001          2000
                                                             ----          ----
Leasehold Improvements................................    $  379,244    $  193,720
Machinery and Equipment...............................     1,796,308     1,030,288
Office Furniture and Equipment........................       224,307       139,762
Laboratory Equipment..................................       155,029       135,893
Vehicles, including trailers..........................       117,179       132,016
                                                          ----------    ----------
                                                           2,672,067     1,631,679
  Accumulated Depreciation............................      (955,843)     (807,930)
                                                          ----------    ----------
Net Property and Equipment............................    $1,716,224    $  823,749
                                                          ==========    ==========

7. LICENSING AGREEMENTS

     As of December 31, 2001, the Company had entered into a global licensing agreement covering patents for a method for iron delivery to a patient by transfer from dialysate. The invention relates to methods and compositions for delivering iron to an iron-deficient patient using an iron complex in an aqueous solution. Subsequent to December 31, 2001, the Company entered into a second licensing agreement for a more specific form of water soluble iron delivery via dialysate. The Company intends to obtain FDA approval for this product as an additive to its dialysate product line which upon approval will be marketed as an iron maintenance therapy for dialysis patients.

     As of December 31, 2001, the Company has recorded licensing fees of $250,000 in other assets related to patents with a remaining life of fifteen years. The Company's policy is to amortize licensing fees over the life of the patents pertaining to the licensing agreements. The Company recognized $4,190 of amortization in 2001.

8. LINE OF CREDIT

     As of March 28, 2001, the Company entered into a $2,000,000 revolving credit loan facility with a financial institution. Under the terms of the agreement, the loan has an initial sub-limit of $1,000,000. The two

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

year loan facility is secured by the Company's accounts receivable and other assets. The Company is obligated to pay interest at the rate of two percentage points over the prime rate, plus other fees aggregating .25% of the loan balance. As of December 31, 2001, the Company's outstanding borrowings were $546,560 under this loan facility.

9. NOTES PAYABLE

     In August 2001, the Company entered into a financing agreement with a financial institution to fund $1,000,000 of equipment capital expenditures for the Company's manufacturing facilities. The note payable requires monthly payments of principal and interest aggregating $19,859 over a sixty month term commencing in March 2002. The note bears interest at the rate of 7.38% and is collateralized by the equipment acquired by the Company.

     The Company has several notes payable related to equipment financing and leasehold improvements at a facility leased by the Company. The notes payable are payable in even monthly installments of principal and interest payable over periods ranging from 2002 -- 2006. Interest rates on the notes range from 7.8% -- 12.3%. These notes payable had outstanding balances of $65,990 and $30,476 at December 31, 2001 and 2000, respectively.

     The Company also has a note payable to a landlord related to leasehold improvements at a Company facility. The remaining principal balance as of December 31, 2001 was $103,518 with the remainder to be paid in 2002 based on eleven monthly payments of principal and interest of $10,000 per month with an effective interest rate of approximately 12%.

     Future principal payments on notes payable are:

Year ending December 31, 2002...............................    $  276,966
Year ending December 31, 2003...............................       198,532
Year ending December 31, 2004...............................       205,631
Year ending December 31, 2005...............................       218,363
Year ending December 31, 2006...............................       230,662
Thereafter..................................................        39,355
                                                                ----------
  Total Notes Payable.......................................    $1,169,509
                                                                ==========

10. OPERATING LEASES

     The Company leases its production facilities and administrative offices as well as transportation equipment used by the Company's subsidiary, Rockwell Transportation, Inc. under operating lease agreements. The lease terms are three to seven years. Lease payments under all operating leases were $835,799 and $583,064 for the years ended December 31, 2001 and 2000, respectively.

     In 2000, the Company entered into two lease agreements for new facilities both approximating 51,000 square feet. A five year lease arrangement for a second manufacturing facility was entered into by the Company on March 12, 2000 commencing in September 2000. In addition, the Company entered into a lease agreement to lease a new manufacturing facility to replace its then existing facility lease which expired December 5, 2000. The replacement facility lease is for a seven year term and commenced in July 2001.

     In the instance of early termination, the transportation equipment leases require the Company to pay the excess of the purchase price for such vehicles (determined in accordance with the terms of the lease) over the equipment's fair market value.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Future minimum rental payments under these lease agreements are as follows:

Year ending December 31, 2002...............................    $  825,113
Year ending December 31, 2003...............................       789,765
Year ending December 31, 2004...............................       677,991
Year ending December 31, 2005...............................       594,258
Year ending December 31, 2006...............................       386,232
Thereafter..................................................       540,367
                                                                ----------
  Total.....................................................    $3,813,726
                                                                ==========

11. INCOME TAXES

     The Company recorded no income tax expense or benefit for the years ended December 31, 2001 and 2000 due to the Company incurring net operating losses in each of those years and recording a valuation allowance against its net deferred tax assets.

     A reconciliation of income tax expense at the statutory rate to income tax expense at the Company's effective tax rate is as follows:

                                                           2001           2000
                                                           ----           ----
  Tax Recovery Computed at 34% of Pretax Loss.......    $  (537,000)   $  (345,000)
  Effect of Permanent Differences Principally
     Related to Stock Compensation Expense..........          4,000         16,000
  Effect of Change in Valuation Allowance...........        533,000        329,000
                                                        -----------    -----------
  Total Income Tax Benefit..........................    $       -0-    $       -0-
                                                        ===========    ===========

     The details of the net deferred tax asset are as follows:

                                                           2001           2000
                                                           ----           ----
  Total Deferred Tax Assets.........................    $ 2,462,000    $ 1,925,000
  Total Deferred Tax Liabilities....................        (45,000)       (41,000)
  Valuation Allowance Recognized for Deferred Tax
     Assets.........................................     (2,417,000)    (1,884,000)
                                                        -----------    -----------
  Net Deferred Tax Asset............................    $       -0-    $       -0-
                                                        ===========    ===========

     Deferred income tax liabilities result primarily from the use of accelerated depreciation for tax reporting purposes. Deferred income tax assets result primarily from net operating loss carryforwards. For tax purposes, the Company has net operating loss carryforwards of approximately $6,800,000 that expire between 2012 and 2021.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the Company's history of operating losses, management has placed a full valuation allowance against the net deferred tax assets as of December 31, 2001 and 2000.

12. CAPITAL STOCK

     The authorized capital stock of the Company consists of 20,000,000 Common Shares, no par value per share, of which 7,197,390 shares were outstanding at December 31, 2001 and 5,256,948 shares were outstanding at December 31, 2000; 2,000,000 Preferred Shares, none issued or outstanding, and 1,416,664 of

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

8.5% non-voting cumulative redeemable Series A Preferred Shares, $1.00 par value (the "Series A Preferred Shares"), of which none were outstanding as of December 31, 2000.

     In 2001, the Company issued 1,940,442 Common Shares for which it realized net proceeds of $1,096,486 from Common Share issuance transactions.

     During the year ended December 31, 2001, the Company issued Common Shares pursuant to a private placement of its Common Shares. The offering was completed March 21, 2002. Under this offering the Company issued 1,999,261 Common Shares. Investors in the offering received unregistered Common Shares which may not be resold for a period of one year following the date they are acquired. The Company engaged placement agents on a best efforts basis for which the agent is entitled to 10% of gross proceeds raised by the placement agent. During 2001, the Company issued 1,751,781 Common Shares at prices between $.50 -- $1.16 realizing gross proceeds of $1,110,950 under this offering and net proceeds of $1,017,966 after offering expenses.

     For the year ended December 31, 2000, the Company issued 76,843 Common Shares at a price of $1.30 per Common Share to an individual investor in a private placement of its Common Shares for net proceeds to the Company of $78,336. The sale was subject to recession rights because the Company failed to meet the minimum sale requirement of its offering. In consideration, for the waiver of these rights, on March 29, 2001, the shareholder was issued 41,641 Common Shares for no additional consideration.

COMMON SHARES

     Holders of the Common Shares are entitled to one vote per share on all matters submitted to a vote of shareholders of the Company and are to receive dividends when and if declared by the Board of Directors. The Board is authorized to issue additional Common Shares within the limits of the Company's Articles of Incorporation without further shareholder action.

WARRANTS

     Holders of the Common Share Purchase Warrants ("Warrants"), were entitled to purchase one Common Share at the exercise price of $4.50 per share for a period of three years commencing January 26, 1999 and expiring January 26, 2002. The Company extended the expiration date of these warrants until January 26, 2003 under the same terms and conditions. The exercise price and the number of Common Shares to be issued upon the exercise of each Warrant are subject to adjustment in the event of share split, share dividend, recapitalization, merger, consolidation or certain other events. At December 31, 2001 there were 3,625,000 Warrants issued and outstanding.

     Under certain conditions, the Warrants may be redeemed by the Company at a redemption price of $.10 per Warrant upon not less than 30 days prior written notice to the holders of such Warrants, provided the closing bid price of the Common Shares has been at least $7.00 for 20 consecutive trading days ending on the third day prior to the date the notice of redemption is given.

UNDERWRITERS' WARRANTS

     In conjunction with the Company's Initial Public Offering in January 1998, the Underwriters' of the offering were entitled to warrants ("the Underwriters' Warrants") which provided them options to purchase 180,000 Common Shares for a purchase price of $6.60 per share and 270,000 warrants for a purchase price of $.165 per warrant. Each underlying warrant entitled the Underwriter to purchase a Common Share at a purchase price of $7.43 per share, exercisable at any time from January 26, 1999 to January 26, 2003. At December 31, 2001, Underwriters' warrants with options to purchase 95,000 Common Shares and 142,500 underlying warrants remained outstanding.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

13. STOCK OPTIONS

EMPLOYEE STOCK OPTIONS

     The Board of Directors approved the Rockwell Medical Technologies, Inc., 1997 Stock Option Plan on July 15, 1997 (the "Plan"). The Stock Option Committee as appointed by the Board of Directors administers the Plan, which provides for grants of nonqualified or incentive stock options to key employees, officers, directors, consultants and advisors to the Company. As of June 4, 2001, the Shareholders of the Company adopted an amendment to the stock option plan to increase the number of options available to be granted to 1,900,000 from 900,000. Under the amendment to the Plan, the Company may grant up to 1,900,000 options to purchase Common Shares. Exercise prices, subject to certain plan limitations, are at the discretion of the Committee. Options granted normally expire 10 years from the date of grant or upon termination of employment. The Committee determines vesting rights on the date of grant. Employee options typically vest over a three year period from the date of grant.

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

     Compensation expense related to employee stock options for the years ended December 31, 2001 and 2000 was $10,538 and $49,300, respectively.

     A summary of the status of the Company's Employee Stock Option Plan excluding options granted to consultants is as follows:

                                                                 SHARES      PRICE
                                                                 ------      -----
Outstanding at December 31, 1999............................      619,401    $2.18
  Granted...................................................       81,000     1.56
  Exercised.................................................          708     1.44
  Cancelled.................................................       31,000     2.19
                                                                ---------
  Outstanding at December 31, 2000..........................      668,693     2.11
  Granted...................................................      497,320      .69
  Exercised.................................................      117,020      .67
  Cancelled.................................................       12,800     1.61
                                                                ---------
Outstanding at December 31, 2001............................    1,036,193     1.59
                                                                =========

                OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
----------------------------------------------------   --------------------
                                                                   WEIGHTED
                              REMAINING     WEIGHTED               AVERAGE
   RANGE OF      NUMBER OF   CONTRACTUAL    EXERCISE   NUMBER OF   EXERCISE
EXERCISE PRICES   OPTIONS        LIFE        PRICE      OPTIONS     PRICE
---------------  ---------   -----------    --------   ---------   --------
$ .70 to $1.44     445,110   5.5-9.8 yrs.    $0.79      129,810     $1.00
$1.50 to $2.00     201,000   6.9-8.9 yrs.    $1.70      181,167     $1.69
$2.25 to $3.00     390,083   5.6-8.0 yrs.    $2.46      390,083     $2.46
                 ---------                              -------
         Total   1,036,193       8.1 yrs.    $1.59      701,060     $1.99

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Had compensation expense for the employee stock options been determined based on the fair value of the option at the grant dates of the awards, consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts as follows:

                                                           2001           2000
                                                           ----           ----
Net loss
  As reported.......................................    $(1,579,103)   $(1,016,804)
  Pro forma.........................................    $(1,850,621)   $(1,292,069)
Basic and Diluted loss per share
  As reported.......................................    $      (.26)   $      (.21)
  Pro forma.........................................    $      (.31)   $      (.27)

     The per share weighted average fair values at the date of grant for the options granted to employees during the years ended December 31, 2001 and 2000 were $ .69 and $1.00 respectively. For the period ended December 31, 2001 the fair value was determined using the Black Scholes option pricing model using the following assumptions: dividend yield of 0.0 percent, risk free interest rate of
3.6 percent, volatility of 128% and expected lives of 3.0 years. For the period ended December 31, 2000 the fair value was determined using the Black Scholes option pricing model using the following assumptions: dividend yield of 0.0 percent, risk free interest rate of 6.00 percent, volatility of 126% and expected lives of 3.0 years.

NON-EMPLOYEE STOCK OPTIONS

     In 2001, the Company granted 30,301 options to several business consultants with an exercise price of $.01 per Common Share. These options were immediately exercised by the consultants resulting in the issuance of 30,000 Common Shares. These options had a fair market value of $22,120 on the date of grant.

     The Company also granted 202,020 options to a consultant on November 30, 2000. The Consultant immediately exercised the options which resulted in the issuance of 200,000 shares of common stock. These options had a fair market value of $225,000 on the date of grant. The fair market value of options granted to consultants is amortized to expense over the term of the related consulting agreement. The Company recognized $206,250 and $18,750 of amortization expense for the years ended December 31, 2001 and 2000, respectively, related to these option grants.

14. RELATED PARTY TRANSACTIONS

     During the years ended December 31, 2001 and December 31, 2000, the Company had revenue from companies in which its outside directors held an equity interest. Mr. Ronald D. Boyd, a director of the Company as of February 15, 2001, holds an equity interest in customers of the Company's products. Revenue from these entities was $73,000 and $62,000 in 2001 and 2000, respectively. Mr. Kenneth L. Holt, a director of the Company as of March 14, 2000, holds an equity interest in customers of the Company. Revenue from these entities was $68,000 and $53,000 in 2001 and 2000, respectively.

15. SUPPLEMENTAL CASH FLOW INFORMATION

     The Company entered into non-cash transactions described below during the years ended December 31, 2001 and December 31, 2000 which have not been included in the Consolidated Statement of Cash Flows.

     As a result of the financing agreement related to a leased facility, the Company has financed $211,772 of leasehold improvements on a long-term basis as disclosed in Note 9. Of the $211,772, the Company had recorded an obligation of $180,000 as accrued liabilities at December 31, 2000 for improvements in 2000 and acquired an additional $31,772 of leasehold improvements during the quarter ended March 31, 2001. In

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

addition, in 2001, the Company acquired leasehold improvements on facilities and other equipment aggregating $57,038 and $42,000 financed with notes payable and the issuance of common stock respectively.

     In the year ended December 31, 2000, the Company issued 125,000 shares of common stock valued at $125,000 and paid $4,736 to acquire the assets and business of a small company.

     In 2000, the Company issued 200,000 shares of common stock related to a stock option grant to a consultant in exchange for consulting services. The fair market value on the date of the grant was $225,000 which is being amortized to expense over the one year service period of the agreement.

     The Company acquired $36,710 of equipment during the year ended December 31, 2000 which was financed through the issuance of notes payable.

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
10.8       Lease Agreement dated as of September 5, 1995 between the
           Supply Company, as tenant, and Oakland Oaks, L.L.C., as
           landlord, incorporated by reference to Exhibit 10.9 to the
           Company's Registration Statement on Form SB-2, File No.
           333-31991.
10.9       Assignment and First Amendment to Wixom Building Lease dated as of February 19, 1997 among the Supply Company, as
           assignor, the Company, as assignee, and Oakland Oaks,
           L.L.C., as landlord, incorporated by reference to Exhibit
           10.10 to the Company's Registration Statement on Form SB-2,
           File No. 333-31991.
10.10      Letter Agreement dated November 21, 1997 among the parties to the Asset Purchase Agreement to confirm the reduction of the purchase price of the Asset Purchase Agreement,
           incorporated by reference to Exhibit 10.12 to the Company's
           Registration Statement on Form SB-2, File No. 333-31991.
10.11      Employment Agreement dated as of January 12, 1999 between
           the Company and Thomas E. Klema incorporated by reference to the annual report on Form 10-KSB filed March 30, 1999.
10.12      Lease Agreement dated March 12, 2000 between the Company and
           DFW Trade Center III Limited Partnership incorporated by
           reference to the annual report on Form 10-KSB filed March
           30, 2000.
10.13      Employment Agreement dated as of March 20, 2000 between the
           Company and Robert L. Chioini incorporated by reference to the quarterly report on Form 10-QSB filed August 11, 2000.
10.14      Lease Agreement dated October 23, 2000 between the Company and International-Wixom, LLC incorporated by reference to
           the quarterly report on Form 10-QSB filed November 14, 2000.
10.15      Loan and Security Agreement dated March 28, 2001 between the
           Company and Heller Healthcare Finance, Inc. incorporated by reference to the annual report on Form 10-KSB filed April 2,
           2001.
10.16      Promissory Note between GE Healthcare Financial Services and
           Rockwell Medical Technologies, Inc. dated August 15, 2001
           incorporated by reference to the quarterly report on Form
           10-QSB filed November 14, 2001.
10.17      Licensing Agreement between the Company and Ash Medical
           Systems, Inc. dated October 3, 2001 with certain portions of the exhibit deleted under a request for confidential
           treatment under rule 24b-2 of the Securities Exchange Act of
           1934.
10.18      Licensing Agreement between the Company and Charak LLC and
           Dr. Ajay Gupta dated January 7, 2002 with certain portions of the exhibit deleted under a request for confidential
           treatment under rule 24b-2 of the Securities Exchange Act of
           1934.
21.1       List of Subsidiaries incorporated by reference to Exhibit
           21.1 to the Company's Registration Statement on Form SB-2,
           File No. 333-31991.

(b) Reports on Form 8-K

     None