Form 10QSB
period 2002-03-31
ROCKWELL MEDICAL TECHNOLOGIES INC
filed 2002-05-14
CIK 1041024

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                -----------------

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

FOR THE TRANSITION PERIOD FROM            TO
                                ---------    ------------

COMMISSION FILE NUMBER: 000-23-661

                                -----------------

                       ROCKWELL MEDICAL TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)

                MICHIGAN                            38--3317208
     -------------------------------    ------------------------------------
     (State or other jurisdiction of    (I.R.S. Employer Identification No.)
      incorporation or organization)


                                30142 WIXOM ROAD
                              WIXOM, MICHIGAN 48393
                         -------------------------------
                         (Address of principal executive
                                    offices)

                                  (248) 960-9009
                            -------------------------
                            Issuer's telephone number


              (Former name, former address and former fiscal year,
                         if changed since last report)



     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []


      State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 7,543,668 Common Shares outstanding and 3,625,000 Common Share Purchase Warrants outstanding as of May 7, 2002.


Transitional Small Business Disclosure Format (Check one):
Yes [ ]  No [ X ]


================================================================================

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                              AS OF MARCH 31, 2002

                                 (WHOLE DOLLARS)
                                   (Unaudited)

                                                                                           MARCH 31,      DECEMBER 31,
                                                                                             2002            2001
                                            ASSETS

Cash and Cash Equivalents .....................................................          $     11,618    $     83,041
Restricted Cash ...............................................................                 8,661         292,845
Accounts Receivable, net of allowance for doubtful accounts of $53,000 ........             1,135,917       1,115,365
Inventory .....................................................................             1,472,664       1,066,528
Other Current Assets ..........................................................               115,150         108,054
                                                                                         ------------    ------------
    TOTAL CURRENT ASSETS ......................................................             2,744,010       2,665,833

Property and Equipment, net ...................................................             1,916,557       1,716,224
Restricted Cash ...............................................................                    --         264,056
Other Non-current Assets ......................................................               570,543         491,301
Excess of Purchase Price over Fair Value of Net Assets Acquired, net ..........               920,745         920,745
                                                                                         ------------    ------------
     TOTAL ASSETS .............................................................          $  6,151,855    $  6,058,159
                                                                                         ============    ============


                           LIABILITIES AND SHAREHOLDERS' EQUITY
Short Term Borrowings .........................................................          $    365,822    $    546,560
Notes Payable .................................................................               185,130         276,966
Accounts Payable ..............................................................             1,573,714       1,159,383
Accrued Liabilities ...........................................................               444,872         586,096
                                                                                         ------------    ------------
     TOTAL CURRENT LIABILITIES ................................................             2,569,358       2,569,005

     LONG TERM LIABILITIES ....................................................               886,360         892,543

SHAREHOLDERS' EQUITY:
Common Shares, no par value, 7,539,668 and 7,197,390 issued and outstanding....            10,795,425      10,349,865
Common Share Purchase Warrants, 3,625,000  warrants issued and outstanding.....               251,150         251,150
Accumulated Deficit ...........................................................            (8,350,618)     (8,004,404)
                                                                                         ------------    ------------
                                                                                            2,695,957       2,596,611
                                                                                         ------------    ------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...............................          $  6,151,855    $  6,058,159
                                                                                         ============    ============

   The accompanying notes are an integral part of the consolidated financial statements.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                         CONSOLIDATED INCOME STATEMENTS

          FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001


                                 (WHOLE DOLLARS)
                                   (Unaudited)

                                                   THREE MONTHS      THREE MONTHS
                                                       ENDED             ENDED
                                                  MARCH 31, 2002    MARCH 31, 2001
                                                  --------------    --------------
SALES..........................................     $ 2,445,330      $ 2,249,312
Cost of Sales..................................       2,233,678        1,990,040
                                                    -----------      -----------
  GROSS PROFIT.................................         211,652          259,272
Selling, General and Administrative............         527,869          538,041
                                                    -----------      -----------
OPERATING LOSS  ...............................        (316,217)        (278,769)
Interest Expense, net .........................          29,977            6,917
                                                    -----------      -----------
  NET LOSS.....................................     $  (346,214)     $  (285,686)
                                                    ============     ===========

Average shares outstanding                            7,287,090        5,267,358
BASIC AND DILUTED LOSS PER SHARE...............         $(.05)           $(.05)




   The accompanying notes are an integral part of the consolidated financial statements.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

          FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001

                                 (WHOLE DOLLARS)
                                   (Unaudited)

                                                                             2002              2001
                                                                             ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .......................................................        $  (346,214)   $  (285,686)
  Adjustments To Reconcile Net Loss To Net Cash Used For
     Operating Activities:
     Depreciation and Amortization ...............................             88,275         87,033
     Compensation Recognized for Stock Options ...................             12,500         66,789

     Changes in Assets and Liabilities:
       Decrease (Increase) in Accounts Receivable ................            (20,552)      (151,840)
       Decrease (Increase) in Inventory ..........................           (406,136)       (37,305)
       Decrease (Increase) in Other Assets .......................            (41,373)       (75,117)
       Increase (Decrease) in Accounts Payable ...................            414,331         58,958
       Increase (Decrease) in Other Liabilities ..................           (141,224)        57,947
                                                                          -----------    -----------
          Changes in Assets and Liabilities ......................           (194,954)      (147,357)
                                                                          -----------    -----------
           CASH USED IN OPERATING ACTIVITIES .....................           (440,393)      (279,221)
CASH FLOWS FROM INVESTING ACTIVITIES:
       Decrease in Restricted Cash Equivalents ...................            548,240             --
       Purchase of Equipment .....................................           (283,573)       (28,919)
                                                                          -----------    -----------
           CASH USED IN INVESTING ACTIVITIES .....................            264,667        (28,919)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from borrowing on line of credit .................          2,181,308             --
       Payments on line of credit ................................         (2,362,046)            --
       Increase in Outstanding Check in Excess of Cash Balance....                            99,844
       Payments on Notes Payable .................................            (98,019)        (2,505)
       Issuance of Common Shares .................................            383,060             --
                                                                          -----------    -----------
            CASH PROVIDED BY FINANCING ACTIVITIES ................            104,303        (97,339)

INCREASE (DECREASE) IN CASH ......................................            (71,423)      (210,801)
CASH AT BEGINNING OF PERIOD ......................................             83,041        210,801
                                                                          -----------    -----------
CASH AT END OF PERIOD ............................................        $    11,618          $ -0-
                                                                          ===========    ===========

Supplemental Cash Flow Disclosure:
       Interest Paid .............................................        $    32,511    $     8,324




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

    In the opinion of management, all necessary adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

    A description of the Company's significant accounting policies can be found in the footnotes to the Company's annual consolidated financial statements for the year ended December 31, 2001 included in its Annual Report on Form 10-KSB dated April 1, 2002.

    The Financial Accounting Standards Board recently approved SFAS 142 Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS 142 would continue to require recognition of goodwill as an asset but would no longer require amortization of goodwill. Goodwill will be tested for impairment at adoption of SFAS 142 and annually thereafter. In addition, SFAS 142 establishes a new method of testing goodwill for impairment by using a fair-value based approach. In accordance with the transition provisions of SFAS 142, the Company ceased amortizing goodwill in the first quarter of 2002. Total goodwill, net of accumulated amortization, was $920,745 at March 31, 2002 and December 31, 2001. Amortization expense related to goodwill in 2001 was $165,025. Management plans to complete its transitional impairment analysis by the end of the second quarter of 2002.

3.  LINE OF CREDIT

    As of March 28, 2001, the Company entered into a $2,000,000 revolving credit loan facility with a financial institution. Under the terms of the agreement, the loan has an initial sublimit of $1,000,000. The two year loan facility is secured by the Company's accounts receivable and other assets. The Company is obligated to pay interest at the rate of two percentage points over the prime rate, plus other fees aggregating .25% of the loan balance. As of March 31, 2002, the Company's outstanding borrowings were $365,822 under this loan facility.


4.   NOTES PAYABLE AND LONG-TERM LIABILITIES

     On August 15, 2001, the Company entered into an agreement with a financial institution for a $1,000,000 equipment line of credit secured by equipment purchased with the proceeds from borrowings on this line of credit. The lease agreement calls for monthly payment of principal and interest of $20,884 based on an interest rate of 8.37% over a sixty month term which commenced on April 1, 2002. The equipment line of credit has been fully utilized for the purchase of new equipment as of March 31, 2002.

     The Company repaid a note payable to a landlord during the three months ended March 31, 2002 related to leasehold improvements which had a remaining principal balance of $103,518 as of December 31, 2001. The note was paid off through the use of restricted cash. The remaining balance of restricted cash of $8,661 secures a letter of credit related to a lease with a landlord.

5.   COMMON STOCK

     During the first quarter of 2002, the Company completed a private placement of its Common Shares which commenced in May 2001. Pursuant to that offering, in the first quarter of 2002 the Company issued 247,480 Common Shares for which it received gross proceeds of $380,400 and realized $347,000 after expenses related to the offering. Investors in the offering received unregistered Common Shares which may not be resold for a period of one year following the date they are acquired. The Company engaged placement agents on a best efforts basis for which the agents are entitled to 10% of gross proceeds raised by the placement agent.

     During the first quarter of 2002, the Company issued options to acquire 59,083 Common Shares to legal advisors to the Company in exchange for past and future legal services rendered. These options, which were immediately exercised by the legal advisors, had a fair market value of $86,050 at the time of issuance. The Company is amortizing $50,000 of the fair value of options over the expected future services; the remaining $36,050 satisfied an outstanding obligation of the Company. Similarly, the Company issued options to acquire 35,715 Common Shares to a scientific advisor to the Company. These options were immediately exercised and had a fair market value of $50,000 at the time of issuance.

6.   SUBSEQUENT EVENTS

     During the second quarter of 2002 through May 10, 2002, the Company received gross proceeds of $745,000 pursuant to a private placement of its Common Shares through May 10, 2002. After expenses of the offering, including placement agent commissions, estimated net proceeds are expected to be approximately $700,000.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002

    Sales in the first quarter of 2002 were $2,445,330 and were 8.7 % higher than the first quarter of 2001. Unit volume growth in the Company's concentrate product lines accounted for the majority of the revenue increase in the first quarter of 2002. Acid concentrate sales increased 17% while sales of bicarbonate products were up 3% in the first quarter of 2002 compared to the first quarter of 2001. The first quarter 2002 sales growth rate for bicarbonate products was significantly less than the acid concentrate growth rate due to a non-recurring order for bicarbonate products in the first quarter of 2001 from a competitor. Ancillary sales growth increased 28% in the first quarter of 2002 with half of the increase due to new products including blood tubing which was introduced by the Company in the first quarter of 2002. Freight revenue decreased by over 20% due to higher utilization of the Company's truck fleet for delivery of the Company's products reducing their availability for backhaul revenue.

   Gross profit margins decreased by 2.9% of sales from the first quarter of 2001, largely as a result of adding additional plant capacity to support anticipated growth in the Company's dialysis concentrate powder product lines. In July of 2001, the Company relocated its Midwest facility to a new 52,000 square ft. manufacturing facility in Wixom, Michigan. During the third quarter of 2001, the Company commenced operations in its Grapevine, Texas facility. Increased costs for these facilities were partially offset by additional revenue. However, gross profit decreased by $47,600 as compared to the year earlier quarter largely due to higher operating costs for the new facilities including depreciation which increased $36,000 over the first quarter of 2001. The Company installed new production equipment in both facilities during the first quarter of 2002 that it believes will provide it with the productive capacity to efficiently process increased sales volumes. The Company believes that the new equipment will increase manufacturing efficiency in the future. In addition, the Company anticipates that gross profit margins will improve to the extent the Company's sales volumes increase.

   Selling, General and Administrative costs in the first quarter of 2002 decreased by 1.9% compared to the first quarter of 2001. Overall, SG&A expense decreased by 2.3% of sales from 23.9% of sales in the first quarter of 2001 to 21.6% of sales in the first quarter of 2002. As a result of the adoption of Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets, which establishes a new accounting standard for goodwill acquired in a business combination, the Company ceased recording of goodwill amortization in the first quarter of 2002. During the first quarter of 2001, the Company recorded goodwill amortization of $41,250. In addition, during the first quarter of 2002, the Company experienced reduced costs for consulting fees of $30,000 partially offset by higher selling expenses of $23,000 as compared to the first quarter of 2001.

   Interest expense, net of interest income was $30,000 in the first quarter of 2002 and increased $23,000 over the first quarter of 2001. Increased interest expense was due to financing related to the Company's line of credit and for interest on a note payable related to manufacturing equipment acquired by the Company.

   Loss before income tax aggregated ($346,214) which was higher than the year earlier quarter by $60,528. Loss per share of ($.05) per share in the first quarter of 2002 was the same as the first quarter of 2001. Reported loss per share would have been ($.02) per share higher without an increase in the number of Common Shares outstanding.


LIQUIDITY AND CAPITAL RESOURCES

     The Company has utilized cash since its inception and anticipates that it will require additional cash to fund its development and operating requirements. The Company has incurred operating losses since inception. The Company currently requires approximately $300,000 per quarter to fund operating activities. During the first quarter of 2002, the Company raised net equity funding aggregating $345,000. The Company anticipates that it will continue to require cash to fund its operations and develop its business. In addition, the Company has commenced several strategic initiatives that will require additional capital resources.

     The Company's long term strategy is to expand its operations to serve dialysis providers both in North America and abroad. The Company anticipates that as a result of its existing supply agreements and customer relationships that it has the capability to capture substantial market share that will lead to the Company becoming profitable. The Company believes that it has sufficient manufacturing capacity to achieve a profitable level of operations.

    In order to fund the working capital and capital expenditure requirements to achieve a profitable level of operations and to continue to execute its new product development strategy, the Company will require additional financing. The

Company recently obtained the global rights covering patents related to the delivery of water soluble iron in its dialysate products. The Company is seeking FDA approval for these products which will include clinical trials. The Company estimates the cost to fund its new product development efforts will be between $1,000,000-$3,000,000 over the next 1-3 years. The Company believes that it will be able to raise the capital required to fund these strategic initiatives and to expand its operations through either debt or equity financing arrangements. The Company has identified sources of financing and is currently in negotiations with potential lenders and investors; however, there can be no assurance that the Company will be successful in raising additional funds through either equity or debt financing arrangements. If the Company is not successful in raising sufficient additional funds, the Company may be required to alter its growth strategy, curtail its expansion plans or take other measures to conserve its cash resources.

     In 2001, the Company entered into a working capital line with Heller Healthcare Finance, now "GE Healthcare Finance" for a $2 million working capital line of credit secured by the Company's accounts receivable and other assets. The working capital line has a sub-limit of $1 million and is expandable to $2 million. As of March 31, 2002, the Company had outstanding borrowings of $365,822 under this line of credit.

     In 2001, the Company entered into a $1 million note payable with GE Healthcare Finance for the purchase of equipment for its two new manufacturing facilities. During the first quarter of 2002, the Company completed its capital spending plan to upgrade its new plants funded by the proceeds from this note payable. The Company does not have plans for a material level of additional plant capital spending for production equipment.

      During the second quarter of 2002 through May 10, 2002, the Company had received equity funding of approximately $700,000. In addition, the Company is currently in negotiation with potential lenders and investors with respect to additional funding.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board recently approved SFAS 142 Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS 142 would continue to require recognition of goodwill as an asset but would no longer require amortization of goodwill. Goodwill will be tested for impairment at adoption of SFAS 142 and annually thereafter. In addition, SFAS 142 establishes a new method of testing goodwill for impairment by using a fair-value based approach. In accordance with the transition provisions of SFAS 142, the Company ceased amortizing goodwill in the first quarter of 2002. Total goodwill, net of accumulated amortization, was $920,745 at March 31, 2002 and December 31, 2001. Amortization expense related to goodwill in 2001 was $165,025. Management plans to complete its transitional impairment analysis by the end of the second quarter of 2002.

PART II -- OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES


         In the aggregate, as of March 31, 2002, during the first quarter of 2002, we sold 247,480 common shares generating gross proceeds of $380,400. The offer and sale of the above common shares were exempt from the registration requirements of the Securities Act of 1933 (the "Act") under Section 4(2) of the Act and the safe harbor contained in Rule 506 of Regulation D promulgated under the Act. This offering of common shares is limited to persons qualifying as "Accredited Investors" under Regulation D under the Act. The persons purchasing the above common shares were not affiliated with the Company. We relied upon representations made by each investor in the offering that such investor qualified as an Accredited Investor and made inquiries of each such investor in order to confirm that such representations were correct. We engaged non-exclusive agents, to act as placement agents in connection with the offering. In exchange for these services as placement agent, the placement agents received commissions of 10% of the amounts they raised. During the quarter ended March 31, 2002, placement agents earned and were paid $33,190.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits - None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                        ROCKWELL MEDICAL TECHNOLOGIES, INC.
                                                          (Registrant)


       Date: May 14, 2002                        /s/ ROBERT L. CHIOINI
                                              --------------------------------
                                              Robert L. Chioini
                                              President, Chief Executive
                                              Officer and Director (Principal
                                              Executive Officer)

       Date: May 14, 2002                       /s/ THOMAS E. KLEMA
                                              -------------------------------
                                              Thomas E. Klema
                                              Vice President of Finance, Chief
                                              Financial Officer, Treasurer and
                                              Secretary (Principal Financial
                                              Officer and Principal Accounting
                                              Officer)