Form 10-Q
period 2002-06-30
ROCKWELL MEDICAL TECHNOLOGIES INC
filed 2002-08-14
CIK 1041024

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   -----------

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

FOR THE TRANSITION PERIOD FROM         TO
                              ---------  ---------

COMMISSION FILE NUMBER: 000-23-661

                                  -----------------

                       ROCKWELL MEDICAL TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)


              MICHIGAN                                38-3317208
   ------------------------------         ----------------------------------
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)




                                30142 WIXOM ROAD
                              WIXOM, MICHIGAN 48393
                    ----------------------------------------
                    (Address of principal executive offices)

                               (248) 960-9009
                          -------------------------
                         (Issuer's telephone number)

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

    State the number of shares outstanding of each of the issuer's classes of common equities as of the latest practicable date: 8,006,061 Common Shares outstanding and 3,671,239 Common Share Purchase Warrants outstanding as of August, 1, 2002.


Transitional Small Business Disclosure Format (Check one):
Yes [  ]  No [ X ]

===============================================================================

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                               AS OF JUNE 30, 2002

                                 (WHOLE DOLLARS)
                                   (Unaudited)


                                                                                     JUNE 30,       DECEMBER 31,
                                                                                       2002            2001
                                                                                   ------------     ------------
                                            ASSETS
     Cash and Cash Equivalents ..................................................  $     11,618    $     83,041
     Restricted Cash ............................................................         8,661         292,845
     Accounts Receivable, net of allowance for doubtful accounts of $53,000 .....     1,212,992       1,115,365
     Inventory ..................................................................     2,159,641       1,066,528
     Other Current Assets .......................................................       143,884         108,054
                                                                                   ------------    ------------
         TOTAL CURRENT ASSETS ...................................................     3,536,796       2,665,833

     Property and Equipment, net ................................................     1,831,871       1,716,224
     Restricted Cash ............................................................            --         264,056
     Intangible Assets ..........................................................       347,356         245,810
     Other Non-current Assets ...................................................       167,634         245,491
     Goodwill ...................................................................       920,745         920,745
                                                                                   ------------    ------------
          TOTAL ASSETS ..........................................................  $  6,804,402    $  6,058,159
                                                                                   ============    ============


                                LIABILITIES AND SHAREHOLDERS' EQUITY
     Short Term Borrowings ......................................................  $    780,570    $    546,560
     Notes Payable ..............................................................       197,572         276,966
     Accounts Payable ...........................................................     1,643,978       1,159,383
     Accrued Liabilities ........................................................       286,837         586,096
                                                                                   ------------    ------------
          TOTAL CURRENT LIABILITIES .............................................     2,908,957       2,569,005

          LONG TERM LIABILITIES .................................................       834,574         892,543

     SHAREHOLDERS' EQUITY:
     Common Shares, no par value, 8,006,061 and 7,197,390 issued and
     outstanding ................................................................    11,501,387      10,349,865
     Common Share Purchase Warrants, 3,671,239 and 3,625,000 issued and
     outstanding ................................................................       288,900         251,150
     Accumulated Deficit ........................................................    (8,729,416)     (8,004,404)
                                                                                   ------------    ------------
                                                                                      3,060,871       2,596,611
                                                                                   ------------    ------------
          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ............................  $  6,804,402    $  6,058,159
                                                                                   ============    ============

         The accompanying notes are an integral part of the consolidated financial statements

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                         CONSOLIDATED INCOME STATEMENTS

    FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001


                                (WHOLE DOLLARS)
                                  (Unaudited)


                                           THREE MONTHS       THREE MONTHS          SIX MONTHS            SIX MONTHS
                                              ENDED               ENDED                ENDED                ENDED
                                          JUNE 30, 2002      JUNE 30, 2001        JUNE 30, 2002         JUNE 30, 2001
                                          -------------      -------------        -------------         -------------
 SALES .............................      $ 2,562,594          $ 2,173,188          $ 5,007,924          $ 4,422,500

 Cost of Sales .....................        2,298,477            1,913,803            4,532,156            3,903,843
                                          -----------          -----------          -----------          -----------
   GROSS PROFIT ....................          264,117              259,385              475,768              518,657
 Selling, General and Administrative          618,365              596,708            1,146,234            1,134,749
                                          -----------          -----------          -----------          -----------
 OPERATING LOSS ....................         (354,248)            (337,323)            (670,466)            (616,092)
 Interest Expense, net .............           24,550               18,424               54,546               25,341
                                          -----------          -----------          -----------          -----------
   NET LOSS ........................      $  (378,798)         $  (355,747)         $  (725,012)         $  (641,433)
                                          ===========          ===========          ===========          ===========
 Average shares outstanding ........        7,804,934            5,641,589            7,547,469            5,454,474
BASIC AND DILUTED LOSS PER SHARE ...      $      (.05)         $      (.06)         $      (.10)         $      (.12)



               The accompanying notes are an integral part of the consolidated financial statements.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

             FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND JUNE 30 2001

                                (WHOLE DOLLARS)
                                  (Unaudited)

                                                                  2002              2001
                                                                  ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET LOSS .............................................      $  (725,012)      $  (641,433)
  Adjustments To Reconcile Net Loss To Net Cash Used For
     Operating Activities:
     Depreciation and Amortization .....................          188,616           173,422
     Compensation Recognized for Stock Options .........           25,000           123,039

     Changes in Assets and Liabilities:
     Decrease (Increase) in Accounts Receivable ........          (97,627)          (50,868)
     Decrease (Increase) in Inventory ..................       (1,093,113)          (70,604)
     Decrease (Increase) in Other Assets ...............           42,027          (115,323)
     Increase (Decrease) in Accounts Payable ...........          484,595            68,648
     Increase (Decrease) in Other Liabilities ..........         (299,259)            6,182
                                                              -----------       -----------
          Changes in Assets and Liabilities ............         (963,377)         (161,965)
                                                              -----------       -----------
           CASH USED IN OPERATING ACTIVITIES ...........       (1,474,773)         (506,937)
  CASH FLOWS FROM INVESTING ACTIVITIES:
     Decrease in Restricted Cash Equivalents ...........          548,240                --
     Purchase of Equipment .............................         (294,602)         (326,541)
     Purchase of Intangible Assets and Patent
           Licensing Fees ..............................          (61,207)               --
                                                              -----------       -----------
           CASH USED IN INVESTING ACTIVITIES ...........          192,431          (326,541)

  CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowing on line of credit .........        5,014,208           194,623
     Payments on line of credit ........................       (4,780,198)               --
     Payments on Notes Payable .........................         (137,363)          (62,176)
     Issuance of Common Shares .........................        1,114,272           518,097
                                                              -----------       -----------
            CASH PROVIDED BY FINANCING ACTIVITIES ......        1,210,919           650,544

  INCREASE (DECREASE) IN CASH ..........................          (71,423)         (182,844)
  CASH AT BEGINNING OF PERIOD ..........................           83,041           210,801
                                                              -----------       -----------
  CASH AT END OF PERIOD ................................      $    11,618       $    27,957
                                                              ===========       ===========

  Supplemental Cash Flow Disclosure:
       Interest Paid ...................................      $    57,117       $    30,217


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

    In the opinion of management, all necessary adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

    A description of the Company's significant accounting policies can be found in the footnotes to the Company's annual consolidated financial statements for the year ended December 31, 2001 included in its Annual Report on Form 10-KSB dated April 1, 2002.

    The Company has adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS 142 no longer requires amortization of goodwill but it requires goodwill to be tested for impairment at adoption of SFAS 142 and annually thereafter by using a fair-value based approach. In accordance with the transition provisions of SFAS 142, the Company ceased amortizing goodwill in the first quarter of 2002. Total goodwill, net of accumulated amortization, was $920,745 at June 30, 2002 and December 31, 2001. Amortization expense related to goodwill in 2001 was $165,025. The Company has also completed its transitional impairment test and has determined that no reserve for impairment of goodwill is required.

3.   LINE OF CREDIT

     As of March 28, 2001, the Company entered into a $2,000,000 revolving credit loan facility with a financial institution. Under the terms of the credit facility, the loan has an initial sublimit of $1,000,000. The two year loan facility is secured by the Company's accounts receivable and other assets. The Company is obligated to pay interest at the rate of two percentage points over the prime rate, plus other fees aggregating .25% of the loan balance. As of June 30, 2002, the Company's outstanding borrowings were $780,570 under this loan facility.

4.   NOTES PAYABLE AND LONG-TERM LIABILITIES

     On August 15, 2001, the Company entered into an agreement with a financial institution for a $1,000,000 equipment line of credit secured by equipment purchased with the proceeds from borrowings on this line of credit. The lease agreement calls for monthly payments of principal and interest of $20,884 based on an interest rate of 8.37% over a sixty month term which commenced on April 1, 2002. The equipment line of credit has been fully utilized for the purchase of new equipment.

     The Company repaid a note payable to a landlord during the three months ended March 31, 2002 related to leasehold improvements which had a remaining principal balance of $103,518 as of December 31, 2001. The note was paid off through the use of restricted cash. The remaining balance of restricted cash of $8,661 secures a letter of credit related to a lease with a landlord.

5.   COMMON STOCK

     During the second quarter of 2002, the Company conducted a private placement of its Common Shares which commenced in April 2002. Pursuant to that offering, in the second quarter of 2002, the Company issued 462,393 Common Shares and 46,239 Common Stock Purchase Warrants for which it received gross proceeds of $770,950 and realized $702,000 after expenses related to the offering. Investors in the offering received unregistered Common Shares which may not be resold for a period of one year following the date they are acquired. The Company engaged placement agents on a best efforts basis for which the agents are entitled to 10% of gross proceeds raised by the placement agent.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002

     Sales in the second quarter of 2002 were $2,562,594 and were 17.9% higher than the second quarter of 2001. Unit volume growth in the Company's concentrate product lines accounted for the majority of the revenue increase in the second quarter of 2002. Acid concentrate sales increased 15% while sales of bicarbonate products were up 12% in the second quarter of 2002 compared to the second quarter of 2001. Ancillary sales growth increased substantially in the second quarter of 2002 with the majority due to new products including blood tubing and a new line of fistula needles which were first introduced by the Company during the first quarter of 2002. Growth in ancillary products represented about 22% of the Company's growth in the second quarter of 2002 compared to the second quarter of 2001. Freight revenue remained at approximately the same level as the second quarter of 2001 despite higher utilization of the Company's truck fleet for delivery of the Company's products reducing their availability for backhaul revenue.

   Gross profit in the second quarter was $264,100 and was at approximately the same level as the second quarter of 2001. During 2001, the Company increased its productive capacity with the addition of new manufacturing equipment and two new manufacturing facilities. These two new facilities, each in excess of 51,000 square feet replaced the Company's previous facility which was under 35,000 square feet. As a result of these changes the Company's overall operating costs were increased. These increased costs have been partially offset by increased revenue. The Company's gross profit margins decreased 1.6 percentage points to 10.3% in the second quarter of 2002 as compared to the same quarter in 2001. The Company believes that the new equipment, the new facilities and improved proximity to customers will increase its efficiency and gross profit margins in the future. In addition, the Company anticipates that gross profit margins will improve to the extent the Company's sales volumes increase.

   Selling, General and Administrative (SG&A) costs in the second quarter of 2002 increased by 3.6% compared to the second quarter of 2001. Overall, SG&A expense decreased by 3.3% of sales from 27.4% of sales in the second quarter of 2001 to 24.1% of sales in the second quarter of 2002. As a result of the adoption of Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets, the Company ceased recording goodwill amortization in the first quarter of 2002. During the second quarter of 2001, the Company recorded goodwill amortization of $41,250. The Company also recorded a $50,000 expense related to its former manufacturing facility permitting the landlord to retain the Company's security deposit in settlement of claims for repairs made by the landlord.

   Interest expense, net of interest income was $24,550 in the second quarter of 2002 and increased $6,125 over the second quarter of 2001. Increased interest expense was due to financing related to the Company's line of credit and for interest on a note payable related to manufacturing equipment acquired by the Company.

   Net Loss aggregated ($378,798) which was higher than the year earlier quarter by $23,052 primarily due to a $50,000 expense in the second quarter of 2002 related to settlement of claims for a leased facility it exited in the second quarter of 2001. Loss per share of ($.05) per share in the second quarter of 2002 was $.01 lower than the second quarter of 2001 with all of the improvement due to an increase in the number of Common Shares outstanding.


   Sales for the first six months of 2002 were $5,007,924 and increased 13.2% over the first half of 2001. Increased sales volumes of the Company's concentrate product lines were the primary drivers generating the overall sales improvement. Similarly, the Company's ancillary product sales increased substantially with new product sales for blood tubing and fistula needles generating the majority of the ancillary sales growth. The Company's freight revenue for the six month period declined approximately $16,000 due to increased utilization of its truck fleet in making deliveries of the Company's products as compared to performing as common carriers.

   The Company realized increases in all of its product lines with a 16% increase in acid concentrate sales in the first half of 2002 as compared to the first half of 2001. In addition, bicarbonate product line sales increased 7.6% over the first half of 2001 with strong sales of the Company's SteriLyte(TM) Liquid Bicarbonate contributing more than half of the bicarbonate product sales growth as a result of a 60% unit volume increase. Overall, bicarbonate powder sales growth comparisons over the prior year were affected by a substantial order from a competitor in the first half of 2001 which did not recur.

   In comparison with the first half of 2001, the Company realized substantial growth in its ancillary products business with ancillary product sales up over 19% with the majority of the increase due to sales from new product lines.

During the first half of 2002, the Company introduced blood tubing into its product offering and a new line of fistula needles. These new products were the catalyst behind the majority of the increase in ancillary sales.

   Gross profit margins decreased by 2.2% of sales from the first half of 2001, largely as a result of adding additional plant capacity to support anticipated growth in the Company's dialysis concentrate powder product lines. In July of 2001, the Company relocated its Midwest facility to a new 52,000 square foot manufacturing facility in Wixom, Michigan. During the third quarter of 2001, the Company commenced operations in its Grapevine, Texas facility. Increased costs for these facilities were partially offset by additional revenue. However, gross profit decreased by $42,900 as compared to the first half of 2001 largely due to higher operating costs for the new facilities including depreciation which increased $86,000 over the first half of 2002. The Company installed new production equipment in both facilities during the first quarter of 2002 that it believes will provide it with the productive capacity to efficiently process increased sales volumes and increase manufacturing efficiency in the future. In addition, the Company anticipates that gross profit margins will improve to the extent the Company's sales volumes increase.

     SG&A costs in the first six months of 2002 increased 1% over the first six months of 2001. Overall, SG&A expense as a percentage of sales decreased by 2.8 percentage points from 25.7% of sales in the first quarter of 2001 to 22.9% of sales in the first quarter of 2002. The Company incurred expenses related to the development of its dialysate iron product, including amortization of licensing fees, consulting, patent fees and legal costs which aggregated $40,000 in the first half of 2002 which were included in SG&A costs. The Company also recorded a $50,000 expense related to its former manufacturing facility which permitted the landlord to retain the Company's security deposit in settlement of claims for repairs made by the landlord.

   As a result of the adoption of SFAS 142, the Company ceased recording of goodwill amortization in the first quarter of 2002. During the first six months of 2001, the Company recorded goodwill amortization of $82,500.

   Interest expense, net of interest income was $54,500 in the first six months of 2002 and increased $29,200 over the first half of 2001. Increased interest expense was due to financing related to the Company's line of credit and for interest on a note payable related to manufacturing equipment acquired by the Company.

   Net Loss aggregated ($725,012) which was higher than the first six months of 2002 by $83,600. Loss per share of ($.10) per share in the first six months of 2002 was $.02 lower per share than the ($.12) per share loss in the first half of 2001. Reported loss per share in the first six months of 2002 would have been ($.03) per share higher without an increase in the number of Common Shares outstanding.


LIQUIDITY AND CAPITAL RESOURCES

     The Company has utilized cash since its inception and anticipates that it will require additional cash to fund its development and operating requirements. The Company has incurred operating losses since inception. During the first half of 2002, the Company raised net equity funding aggregating $1,110,000. The Company anticipates that it will continue to require cash to fund its operations and develop its business. In addition, the Company has commenced several strategic initiatives that will require additional capital resources.

     The Company's long term strategy is to expand its operations to serve dialysis providers both in North America and abroad. The Company believes that it has sufficient manufacturing capacity to achieve a profitable level of operations. The Company believes that it may be able to expand existing customer relationships to a level where it may become profitable.

     In order to fund the working capital and capital expenditure requirements to achieve a profitable level of operations and to continue to execute its new product development strategy, the Company will require additional financing. The Company recently obtained the global rights covering patents related to the delivery of water soluble iron in its dialysate products. The Company is seeking FDA approval for these products which will include clinical trials. The Company estimates the cost to fund its new product development efforts will be between $2,000,000-$3,000,000 over the next 1-3 years. The Company is attempting to raise the capital required to fund these strategic initiatives and to expand its operations through either debt or equity financing arrangements. The Company has identified potential sources of financing and is currently in negotiations with potential lenders and investors; however, there can be no assurance that the Company will be successful in raising additional funds through either equity or debt financing arrangements. If the Company is not successful in raising sufficient funds, its ability to continue these product development efforts and to reach a profitable level of operations will be jeopardized.

     In 2001, the Company entered into a working capital line with Heller Healthcare Finance, now "GE Healthcare Finance" for a $2 million working capital line of credit secured by the Company's accounts receivable and other assets. The working capital line has a sub-limit of $1 million and is expandable to $2 million. As of June 30, 2002, the Company had outstanding borrowings of $780,570 under this line of credit.

     In 2001, the Company entered into a $1 million note payable with GE Healthcare Finance for the purchase of equipment for its two new manufacturing facilities. During the first quarter of 2002, the Company completed its capital spending plan to upgrade its new plants funded by the proceeds from this note payable. The Company does not currently have plans for any additional material plant capital spending for production equipment.

      During the first half of 2002, the Company had received equity funding of approximately $1,110,000. In addition, the Company is currently in negotiation with potential lenders and investors with respect to additional funding.

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

 RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    The Company has adopted SFAS 142. SFAS 142 no longer requires amortization of goodwill, but it requires goodwill to be tested for impairment at adoption of SFAS 142 and annually thereafter by using a fair-value based approach. In accordance with the transition provisions of SFAS 142, the Company ceased amortizing goodwill in the first quarter of 2002. Total goodwill, net of accumulated amortization, was $920,745 at June 30, 2002 and December 31, 2001. Amortization expense related to goodwill in 2001 was $165,025. The Company has also completed its transitional impairment test and has determined that no reserve for impairment of goodwill is required.

PART II -- OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

    During the second quarter of 2002, the Company conducted a private placement of its Common Shares which commenced in April 2002. The offer and sale of the above common shares were exempt from the registration requirements of the Securities Act of 1933 (the "Act") under Section 4(2) of the Act and the safe harbor contained in Rule 506 of Regulation D promulgated under the Act. This offering of common shares was limited to persons qualifying as "Accredited Investors" under Regulation D under the Act. Investors in the offering received unregistered Common Shares which may not be resold for a period of one year following the date they are acquired. Pursuant to that offering, in the second quarter of 2002, the Company issued 462,393 Common Shares and 46,239 Common Share Purchase Warrants for which it received gross proceeds of $770,950 and realized $702,000 after expenses related to the offering. The Company engaged placement agents on a best efforts basis for which the agents are entitled to 10% of gross proceeds raised by the placement agent. During the quarter ended June 30, 2002, placement agents earned and were paid $36,295.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Company's annual meeting of its shareholders held June 4, 2002, the shareholders re-elected Mr. Kenneth L. Holt to the board of directors for a three year term expiring in 2005. Votes cast in favor were 6,349,158 while votes cast against were 8,100. Mr. Ronald D. Boyd continues to serve as a Class I director with a term expiring in 2004 and Mr. Robert L. Chioini continues to serve as a Class III director with a term expiring in 2003.

    No other matters were submitted to a vote of the shareholders at the annual meeting.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

        99.1 Certification of the Chief Executive Officer, dated August 14, 2002, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        99.2 Certification of the Chief Financial Officer, dated August 14, 2002, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b) Reports on Form 8-K.
            None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                               ROCKWELL MEDICAL TECHNOLOGIES, INC.
                                            (Registrant)



   Date: August 14, 2002            /s/ ROBERT L. CHIOINI
                                   --------------------------------
                                        Robert L. Chioini
                                   President, Chief Executive
                                   Officer and Director (Principal
                                   Executive Officer)

   Date: August 14, 2002           /s/ THOMAS E. KLEMA
                                   -------------------------------
                                       Thomas E. Klema
                                   Vice President of Finance, Chief
                                   Financial Officer, Treasurer and
                                   Secretary (Principal Financial
                                   Officer and Principal Accounting
                                   Officer)

                                 EXHIBIT INDEX


EXHIBIT NO.                             DESCRIPTION

     99.1 Certification of the Chief Executive Officer, dated August 14, 2002, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2 Certification of the Chief Financial Officer, dated August 14, 2002, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.