Form 10QSB
period 2002-09-30
ROCKWELL MEDICAL TECHNOLOGIES INC
filed 2002-11-12
CIK 1041024

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

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934.

FOR THE TRANSITION PERIOD FROM            TO
                                ---------    -----------
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


                                 (248) 960-9009
                           ---------------------------
                           (Issuer's telephone number)


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


      State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 8,216,061 Common Shares outstanding and 3,671,239 Common Share Purchase Warrants outstanding as of October 31, 2002.


Transitional Small Business Disclosure Format (Check one):
Yes [ ]  No [X]

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                            AS OF SEPTEMBER 30, 2002

                                 (WHOLE DOLLARS)
                                   (Unaudited)

                                                                                                 SEPTEMBER 30,         DECEMBER 31,
                                                                                                     2002                 2001
                                                                                                 -------------         ------------
                                          ASSETS

Cash and Cash Equivalents ..............................................................         $     59,490          $     83,041
Restricted Cash ........................................................................               13,965               292,845
Accounts Receivable, net of allowance for doubtful accounts of $53,000 .................            1,217,358             1,115,365
Inventory ..............................................................................            2,068,719             1,066,528
Other Current Assets ...................................................................              141,395               108,054
                                                                                                 ------------          ------------
    TOTAL CURRENT ASSETS ...............................................................            3,500,927             2,665,833

Property and Equipment, net ............................................................            1,797,799             1,716,224
Restricted Cash ........................................................................                   --               264,056
Intangible Assets ......................................................................              342,319               245,810
Other Non-current Assets ...............................................................              165,677               245,491
Goodwill ...............................................................................              920,745               920,745
                                                                                                 ------------          ------------
     TOTAL ASSETS ......................................................................         $  6,727,467          $  6,058,159
                                                                                                 ============          ============


                           LIABILITIES AND SHAREHOLDERS' EQUITY
Short Term Borrowings ..................................................................         $    626,575          $    546,560
Notes Payable ..........................................................................              199,202               276,966
Accounts Payable .......................................................................            1,796,746             1,159,383
Accrued Liabilities ....................................................................              379,456               586,096
                                                                                                 ------------          ------------
     TOTAL CURRENT LIABILITIES .........................................................            3,001,979             2,569,005

     LONG TERM LIABILITIES .............................................................              789,519               892,543

SHAREHOLDERS' EQUITY:
Common Shares, no par value, 8,216,061 and 7,197,390 issued and
outstanding ............................................................................           11,559,337            10,349,865
Common Share Purchase Warrants, 3,671,239 and 3,625,000 issued and
outstanding ............................................................................              288,900               251,150
Accumulated Deficit ....................................................................           (8,912,268)           (8,004,404)
                                                                                                 ------------          ------------
                                                                                                    2,935,969             2,596,611
                                                                                                 ------------          ------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ........................................         $  6,727,467          $  6,058,159
                                                                                                 ============          ============

         The accompanying notes are an integral part of the consolidated financial statements.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                         CONSOLIDATED INCOME STATEMENTS

                   FOR THE THREE MONTHS AND NINE MONTHS ENDED
                   SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001


                                 (WHOLE DOLLARS)
                                   (Unaudited)


                                                     THREE MONTHS ENDED  THREE MONTHS ENDED  NINE MONTHS ENDED   NINE MONTHS ENDED
                                                        SEPT. 30, 2002      SEPT. 30, 2001     SEPT. 30, 2002      SEPT. 30, 2001
                                                     ------------------  ------------------  -----------------   -----------------
SALES ..............................................     $ 2,882,853         $ 2,258,712         $ 7,890,777          $ 6,681,212
Cost of Sales ......................................       2,466,966           2,070,397           6,999,121            5,974,240
                                                         -----------         -----------         -----------          -----------
  GROSS PROFIT .....................................         415,887             188,315             891,656              706,972
Selling, General and Administrative ................         557,986             624,483           1,704,220            1,759,232
                                                         -----------         -----------         -----------          -----------
OPERATING LOSS .....................................        (142,099)           (436,168)           (812,564)          (1,052,260)
Interest Expense, net ..............................          40,753              23,676              95,300               49,017
                                                         -----------         -----------         -----------          -----------
  NET LOSS .........................................     $  (182,852)        $  (459,844)        $  (907,864)         $(1,101,277)
                                                         ===========         ===========         ===========          ===========

Average shares outstanding .........................       8,062,513           6,364,415           7,720,610            5,762,003
BASIC AND DILUTED LOSS PER SHARE ...................     $      (.02)        $      (.07)        $      (.12)         $      (.19)




         The accompanying notes are an integral part of the consolidated financial statements.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30 2001

                                 (WHOLE DOLLARS)
                                   (Unaudited)

                                                                                                       2002                2001
                                                                                                       ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET LOSS ...........................................................................           $  (907,864)           $(1,101,277)
  Adjustments To Reconcile Net Loss To Net Cash Used For
     Operating Activities:
     Depreciation and Amortization ...................................................               292,922                272,656
     Compensation Recognized for Stock Options .......................................                33,750                179,289

     Changes in Assets and Liabilities:
       Decrease (Increase) in Accounts Receivable ....................................              (101,993)              (194,160)
       Decrease (Increase) in Inventory ..............................................            (1,002,191)              (223,173)
       Decrease (Increase) in Other Assets ...........................................                46,473               (152,793)
       Increase (Decrease) in Accounts Payable .......................................               637,363                534,128
       Increase (Decrease) in Other Liabilities ......................................              (206,640)              (160,117)
                                                                                                 -----------            -----------
          Net Change in Working Capital ..............................................              (626,988)              (196,115)
                                                                                                 -----------            -----------
            NET CASH USED IN OPERATIONS ..............................................            (1,208,180)              (845,447)
CASH FLOWS FROM INVESTING ACTIVITIES:
       Decrease in Restricted Cash Equivalents .......................................               542,936                     --
       Purchase of Equipment .........................................................              (352,118)              (575,336)
       Purchase of Intangible Assets and Patent Licensing Fees .......................               (68,888)                    --
                                                                                                 -----------            -----------
            CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ..........................               121,930               (575,336)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from borrowing on line of credit .....................................             7,647,217              4,928,958
       Payments on line of credit ....................................................            (7,567,202)            (4,234,866)
       Payments on Notes Payable .....................................................              (180,788)               (94,307)
       Issuance of Common Shares and Purchase Warrants ...............................             1,163,472                610,197
                                                                                                 -----------            -----------
            CASH PROVIDED BY FINANCING ACTIVITIES ....................................             1,062,699              1,209,982

INCREASE (DECREASE) IN CASH ..........................................................               (23,551)              (210,801)
CASH AT BEGINNING OF PERIOD ..........................................................                83,041                210,801
                                                                                                 -----------            -----------
CASH AT END OF PERIOD.................................................................           $    59,490            $      -0-
                                                                                                 ===========            ===========

Supplemental Cash Flow Disclosure:
         Interest Paid................................................................           $   98,109             $    55,451


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

    In the opinion of management, all necessary adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

    A description of the Company's significant accounting policies can be found in the footnotes to the Company's annual consolidated financial statements for the year ended December 31, 2001 included in its Annual Report on Form 10-KSB dated April 1, 2002.

    The Company has adopted Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 142 no longer requires amortization of goodwill but it requires goodwill to be tested for impairment at adoption of SFAS 142 and annually thereafter by using a fair-value based approach. In accordance with the transition provisions of SFAS 142, the Company ceased amortizing goodwill in the first quarter of 2002. Total goodwill, net of accumulated amortization, was $920,745 at September 30, 2002 and December 31, 2001. Amortization expense related to goodwill in 2001 was $165,025. The Company has also completed its transitional impairment test and has determined that no adjustment for impairment of goodwill was required at January 1, 2002.

3.  LINE OF CREDIT

     As of March 28, 2001, the Company entered into a $2,000,000 revolving credit loan facility with a financial institution. Under the terms of the credit facility, the loan has an initial sublimit of $1,000,000. The two year loan facility is secured by the Company's accounts receivable and other assets. The Company is obligated to pay interest at the rate of two percentage points over the prime rate, plus other fees aggregating .25% of the loan balance. As of September 30, 2002, the Company's outstanding borrowings were $626,575 under this loan facility.

4.  NOTES PAYABLE AND LONG-TERM LIABILITIES

     On August 15, 2001, the Company entered into an agreement with a financial institution for a $1,000,000 equipment line of credit secured by equipment purchased with the proceeds from borrowings on this line of credit. The lease agreement calls for monthly payments of principal and interest of $20,884 based on an interest rate of 8.37% over a 60 month term which commenced on April 1, 2002. The equipment line of credit has been fully utilized for the purchase of new equipment.

     The Company repaid a note payable to a landlord during the three months ended March 31, 2002 related to leasehold improvements which had a remaining principal balance of $103,518 as of December 31, 2001. The note was paid off through the use of restricted cash. The remaining balance of restricted cash of $13,965 secures a letter of credit related to a lease with a landlord.

5.  COMMON STOCK

     During the third quarter of 2002, the Company granted options to certain officers under the Company's 1997 Stock Option Plan to acquire a total of 60,000 Common Shares at a purchase price of $.82 per share. These options were immediately exercised and the Company realized net proceeds of $49,200 from the exercise of such options. In conjunction with the exercise of those stock options, the Company issued 60,000 Common Shares. In addition, the Company issued 150,000 Common Shares pursuant to options exercised by a consultant. The options were granted under the Company's 1997 Stock Option Plan, for the performance of services to the Company and were granted at an exercise price of $.01 per Common Share. These options had a fair market value of $105,000 at the time of issuance.

     During the second quarter of 2002, the Company completed a private placement of its Common Shares which commenced in April 2002. Pursuant to that offering, in the second quarter of 2002, the Company issued 462,393 Common Shares and 46,239 Common Stock Purchase Warrants for which it received gross proceeds of $770,950 and realized $702,000 after expenses related to the offering. Investors in the offering received unregistered Common Shares and Common Share Purchase Warrants which may not be resold for a period of one year following the date they were acquired. The Company engaged placement agents on a best efforts basis for which the agents were entitled to 10% of gross proceeds raised by the placement agent.

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

     During the first quarter of 2002, the Company issued options to acquire 59,083 Common Shares to legal advisors to the Company at an exercise price of $.01 per Common Share in exchange for past and future legal services rendered. These options, which were immediately exercised by the legal advisors, had an aggregate fair market value of $86,050 at the time of issuance. The Company is amortizing $50,000 of the fair value of options over the expected future services; the remaining $36,050 satisfied an outstanding obligation of the Company. Similarly, the Company issued options to acquire 35,715 Common Shares to a scientific advisor to the Company at an exercise price of $.01 per Common Share. These options were immediately exercised and had an aggregate fair market value of $50,000 at the time of issuance.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002

    Sales in the third quarter of 2002 were $2,882,853 and were 27.6% higher than sales in the third quarter of 2001. The Company's concentrate product lines accounted for the majority of the sales increase in the third quarter of 2002. Acid concentrate sales increased 20% and bicarbonate product sales increased 23% in the third quarter of 2002 compared to the third quarter of 2001. Sales of ancillary products increased substantially in the third quarter of 2002 representing 30% of the Company's total sales growth with the majority of the increased sales due to new products including blood tubing and a new line of fistula needles which were first introduced by the Company during the first quarter of 2002. Freight revenue remained at approximately the same level as in the third quarter of 2001 despite higher utilization of the Company's truck fleet for delivery of the Company's products reducing their availability for backhaul revenue.

    Gross profit in the third quarter was $415,887 which is more than double the third quarter 2001 gross profit of $188,315. During 2001, the Company increased its production capacity with the addition of new manufacturing equipment and two new manufacturing facilities. These two new facilities, each in excess of 51,000 square feet, replaced the Company's previous facility which was under 35,000 square feet. As a result of these changes, the Company's overall operating costs have increased. These increased costs have been partially offset by increased revenue. The Company's gross profit margins increased to 14.4% in the third quarter of 2002 as compared to 8.3% in the third quarter of 2001. Similarly, compared to the second quarter of 2002, gross profit margins as a percentage of sales have improved by 4.1 percentage points to sales reflecting the impact of a 12.5% increase in revenue over the second quarter of 2002. The Company anticipates that gross profit margins will continue to improve to the extent the Company's sales volumes increase.

    Selling, General and Administrative (SG&A) expense in the third quarter of 2002 decreased by $66,497 compared to the third quarter of 2001. Overall, SG&A expense as a percentage of sales decreased by 8.3 percentage points from 27.6% of sales in the third quarter of 2001 to 19.3% of sales in the third quarter of 2002 due to increased sales volumes and cost control efforts. As a result of the adoption of Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", the Company ceased recording goodwill amortization in the first quarter of 2002. During the third quarter of 2001, the Company recorded goodwill amortization of $41,256. In addition, non-recurring moving expenses recorded in the third quarter of 2001 aggregated $38,200.

    Interest expense, net of interest income, was $40,753 in the third quarter of 2002 which was an increase of $17,077 over the third quarter of 2001. The increase in interest expense was due to an increase in the average amount outstanding under the Company's line of credit and interest on a note payable used by the Company to acquire equipment.

   Third quarter 2002 net loss aggregated ($182,852) which represented a 60% decrease from the net loss in the third quarter of 2001. Third quarter net loss was reduced by over $277,000 as compared to the third quarter 2001 loss of ($459,844). The substantial reduction in net loss was driven by the increase in sales volume and increased efficiency of operations. Loss per share of ($.02) per share in the third quarter of 2002 was $.05 lower than the loss per share in the third quarter of 2001 with operational improvements accounting for $.04 of the per share improvement and the remainder attributable to an increase in the number of Common Shares outstanding.

   Sales for the first nine months of 2002 were $7,890,777 representing an increase of 18.1% over the first nine months of 2001. Increased sales volumes of the Company's concentrate product lines were the primary reason for the overall sales improvement. Concentrate product sales increased 14% over the same period last year. Similarly, the Company's ancillary product sales increased substantially with new product sales for blood tubing and fistula needles generating the majority of the ancillary sales growth.

   The Company realized sales increases in all of its product lines with a 16% increase in acid concentrate sales in the first nine months of 2002 as compared to the first nine months of 2001. In addition, bicarbonate product line sales increased 12% over the first nine months of 2001 with strong sales of the Company's SteriLyte(TM) Liquid Bicarbonate contributing more than half of the bicarbonate product sales growth as a result of a 70% unit volume increase. Bicarbonate powder sales growth was at a lower growth rate than acid concentrate sales growth due to a substantial order for bicarbonate products from a competitor in the first half of 2001 which did not recur.

   In comparison to the first nine months of 2001, the Company realized substantial growth in its ancillary products business with ancillary product sales up over 60%. The majority of the increase was due to sales of new product lines. During the first half of 2002, the Company introduced blood tubing into its product offering and a new line of fistula needles. These new products were the catalyst behind the majority of the increase in ancillary sales.

   Gross profit increased by $184,684 in the first nine months of 2002 as compared to the same period last year with all of the improvement realized in the third quarter of 2002. Gross profit margins improved by .7% year to date to 11.3% as compared to gross profit margins of 10.6% in the first nine months of 2001. In July of 2001, the Company relocated its Midwest facility to a new 52,000 square foot manufacturing facility in Wixom, Michigan. During the third quarter of 2001, the Company commenced operations in its Grapevine, Texas facility. The Company installed new production equipment in both facilities during the first quarter of 2002 that it believes will provide it with the productive capacity to efficiently process increased sales volumes and increase manufacturing efficiency in the future. While the Company has continued to increase its revenue since opening both facilities, increased costs for these new facilities resulted in gross profit margins showing no improvement in the first half of 2002. However, in the third quarter of 2002, the Company began to realize productivity improvements resulting from increased sales volumes as evidenced by gross profit margins of 14.4% in the third quarter of 2002. In addition, the Company anticipates that gross profit margins will continue to improve to the extent the Company's sales volumes continue to increase.

   SG&A expense in the first nine months of 2002 decreased 3.1% over the first nine months of 2001. Overall, SG&A expense as a percentage of sales decreased by
4.7 percentage points from 26.3% of sales in the first nine months of 2001 to 21.6% of sales in the first nine months of 2002. The Company incurred expenses related to the development of its dialysate iron product, including amortization of licensing fees, consulting fees, patent fees and legal costs which aggregated $78,000 in the first nine months of 2002 which were included in SG&A expense. The Company also recorded a $50,000 expense related to its former manufacturing facility which permitted the landlord to retain the Company's security deposit in settlement of claims for repairs made by the landlord.

   As a result of the adoption of SFAS 142, the Company ceased recording of goodwill amortization in the first quarter of 2002. During the first nine months of 2001, the Company recorded goodwill amortization of $123,770.

   Interest expense, net of interest income was approximately $95,300 in the first nine months of 2002 and increased $46,300 over the first nine months of 2001. Increased interest expense was due to financing costs related to the increased borrowings on Company's line of credit as a result of increased working capital requirements and for interest on a note issued by the Company in 2001 to purchase manufacturing equipment.

   Net Loss for the first nine months of 2002 was ($907,864); an improvement of $193,413 over the net loss in the first nine months of 2001. The improvement was the result of higher sales volumes and increased manufacturing efficiencies. Net Loss per share of ($.12) per share in the first nine months of 2002 was $.07 lower per share than the ($.19) per share net loss in the first nine months of 2001. Reported loss per share in the first three quarters of 2002 improved by ($.03) per share from operational improvements and the remainder of the decrease in loss per share was attributable to an increase in the number of Common Shares outstanding.


LIQUIDITY AND CAPITAL RESOURCES

     The Company has utilized cash since its inception and anticipates that it will require additional cash to fund its development and operating requirements. The Company has incurred operating losses since inception. During the first nine months of 2002, the Company raised $1,102,000 primarily through the private placement of Common Shares and Common Share Purchase Warrants. The Company anticipates that it will continue to require cash to fund its operations and develop its business. In addition, the Company has commenced several strategic initiatives that will require additional capital resources.

     The Company's long term strategy is to expand its operations to serve dialysis providers both in North America and abroad. The Company believes that it has sufficient manufacturing capacity to achieve a profitable level of operations. The Company believes that it may be able to increase sales with existing customer relationships to a level where it may become profitable.

     In order to fund the working capital and capital expenditure required to achieve a profitable level of operations and to continue to execute its new product development strategy, the Company will require additional financing. The Company recently obtained the global rights covering patents related to the delivery of water soluble iron in its dialysate products. The Company is seeking FDA approval for these products which will require clinical trials. The Company estimates the cost to fund this new product development effort will be between $2,000,000-$3,000,000 over the next 1-3 years. The Company is attempting to raise the capital required to fund this strategic initiative and to expand its operations through either debt or equity financing arrangements. The Company has identified potential sources of financing and is currently in negotiations with potential lenders, strategic partners and investors; however, there can be no assurance that the Company will be successful in raising additional funds through either equity or debt financing arrangements. If the Company is not successful in raising sufficient funds, it will not be able to continue these product development efforts and its ability to reach a profitable level of operations may be jeopardized.

     In 2001, the Company entered into a $2 million working capital line of credit with Heller Healthcare Finance, now "GE Healthcare Finance", secured by the Company's accounts receivable and other assets. The working capital line has a sub-limit of $1 million and is expandable to $2 million. As of September 30, 2002, the Company had outstanding borrowings of $626,575 under this line of credit.

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

      During the first nine months of 2002, the Company had received equity funding of approximately $1,102,000 including proceeds from exercise of employee stock option grants. The Company is currently in negotiation with potential lenders, strategic partners and investors with respect to additional funding.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    The Company has adopted SFAS 142. SFAS 142 no longer requires amortization of goodwill, but it requires goodwill to be tested for impairment at adoption of SFAS 142 and annually thereafter by using a fair-value based approach. In accordance with the transition provisions of SFAS 142, the Company ceased amortizing goodwill in the first quarter of 2002. Total goodwill, net of accumulated amortization, was $920,745 at September 30, 2002 and December 31, 2001. Amortization expense related to goodwill in 2001 was $165,025. The Company has also completed its transitional impairment test and has determined that no adjustment for impairment of goodwill was required at January 1, 2002.



ITEM 3. CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.

     The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14c of the Securities and Exchange Act of 1934 (the "Exchange Act")) as of a date within the 90 days prior to the date of the filing of this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the Exchange Act rules and forms.

(b)  Changes in internal controls.

     The Company maintains a system of internal controls that are designed to provide reasonable assurance that its books and records accurately reflect the Company's transactions and that its established policies and procedures are followed. For the quarter ended September 30, 2002, there were no significant changes to the Company's internal controls or in factors that could significantly affect the Company's internal controls.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

        99.1 Certification of the Chief Executive Officer, dated November 12, 2002, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002.

        99.2 Certification of the Chief Financial Officer, dated November 12, 2002, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002.

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





                                        ROCKWELL MEDICAL TECHNOLOGIES, INC.
                                                    (Registrant)


     Date: November 12, 2002                  /s/ ROBERT L. CHIOINI
                                              --------------------------------
                                                  Robert L. Chioini
                                              President, Chief Executive
                                              Officer and Director (Principal
                                              Executive Officer)

     Date: November 12, 2002                  /s/ THOMAS E. KLEMA
                                              --------------------------------
                                                  Thomas E. Klema
                                              Vice President of Finance, Chief
                                              Financial Officer, Treasurer and
                                              Secretary (Principal Financial
                                              Officer and Principal Accounting
                                              Officer)

                                 CERTIFICATIONS

         I, Robert L. Chioini, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Rockwell Medical Technologies, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    November 12, 2002
         ---------------------------


         /s/ Robert L.Chioini
         ---------------------------
         Robert L. Chioini

         Chairman, CEO and President

                                 CERTIFICATIONS

         I, Thomas E. Klema, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Rockwell Medical Technologies, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    November 12, 2002
         -----------------------------


         /s/ Thomas E. Klema
         -----------------------------
         Thomas E. Klema

         Chairman, CEO and President

                               10-Q EXHIBIT INDEX

  EXHIBIT NO.    DESCRIPTION

     EX-99.1 Certification of the Chief Executive Officer, dated November 12, 2002, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002.

     EX-99.2 Certification of the Chief Financial Officer, dated November 12, 2002, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002.