Form 10KSB
period 2002-12-31
ROCKWELL MEDICAL TECHNOLOGIES INC
filed 2003-03-28
CIK 1041024

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                  FORM 10-KSB

(Mark One)
   [X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934.

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                  OR


   [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934.

           FOR THE TRANSITION PERIOD FROM           TO

                       COMMISSION FILE NUMBER: 000-23-661
                             ---------------------

                      ROCKWELL MEDICAL TECHNOLOGIES, INC.
                 (Name of small business issuer in its charter)

                   MICHIGAN                                      38-3317208
       (State or other jurisdiction of                        (I.R.S. employer
        incorporation or organization)                      identification no.)

               30142 WIXOM ROAD                                    48393
               WIXOM, MICHIGAN                                   (Zip code)
   (Address of principal executive offices)

                                 (248) 960-9009
                (Issuer's telephone number, including area code)

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

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

    State issuer's revenues for its most recent fiscal year: $11,495,764

    State the aggregate market value of the voting and non voting common equity held by non-affiliates computed by referenced to the price at which common equity was sold or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act): $10,308,227 as of March 21, 2003. For purposes of this calculation only, issuer has assumed that the only voting and non-voting equity held by affiliates are common shares held by the officers and directors of issuer.

    Indicate the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 8,488,283 Common Shares outstanding and 3,753,460 Common Share Purchase Warrants outstanding as of March 21, 2003.

    Documents incorporated by reference: Portions of the Registrant's definitive Proxy Statement pertaining to the 2002 Annual Meeting of Shareholders (the "Proxy Statement") to be filed pursuant to Regulation 14A are incorporated into
Part III of this report by reference.

    Transitional Small Business Disclosure Format (check one):  Yes [
]    No [X]
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

     Rockwell Medical Technologies, Inc. (the "Company" or "Rockwell") is a Michigan corporation, incorporated on October 25, 1996. From October 25, 1996 through February 18, 1997 the Company had no operations and incurred only legal and consulting expenses. On February 19, 1997, the Company acquired substantially all of the assets of Rockwell Medical Supplies, L.L.C. and of Rockwell Transportation, L.L.C. (collectively, the "Predecessor Company") used in connection with the business of manufacturing hemodialysis concentrates and dialysis kits and distributing and delivering these and other products to hemodialysis clinics. The Predecessor Company began operations in January 1996.

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

     Rockwell Medical Technologies, Inc. has licensed an iron maintenance therapy for dialysis patients utilizing water soluble iron in dialysate. The Company has entered into two licensing agreements covering three U.S. patents, one issued and two pending, as well as several foreign patents relating to the use and delivery method for transferring iron compounds to a dialysis patient via dialysate. A specific iron compound, Ferric Pyrophosphate is in clinical trial stage. Pursuant to the agreements, the Company is required to complete clinical trials and obtain U.S. Food and Drug Administration ("FDA") approval to market water soluble iron in dialysate. Such approval will be required in order for the Company to realize commercial benefit from the license agreements. Rockwell believes that this product will represent a substantial improvement in iron maintenance therapy and, if approved, will compete in the global market for iron maintenance therapy. The Company estimates that the global market for iron maintenance therapy may be as much as $500,000,000 per year and the United States market for such therapy may be as much as $270,000,000 per year. No assurance can be given that this product will be approved by the FDA or that, if approved, it will be successfully marketed.

INDUSTRY BACKGROUND

     The Company provides products used in the treatment of patients with end-stage renal disease ("ESRD"). Rockwell estimates that there are currently over 360,000 ESRD patients in the United States and 1.1 million ESRD patients globally, whose permanent kidney failure requires long-term dialysis for survival. Incidence of kidney failure is increasing partially as a result of an aging population, an increasing occurrence of diabetes and hypertension, and an increased use of prescription drugs. ESRD patients are treated with recurring dialysis treatments replacing the functions of their nonfunctioning kidneys. The most common form of dialysis treatment is hemodialysis; representing approximately 90% of dialysis patients in the U.S. Most ESRD patients undergoing hemodialysis treatments generally receive three treatments per week or 156 treatments per year, although the amount of weekly treatments may vary.

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

INDUSTRY TRENDS

     According to statistics compiled by the Centers for Medicare and Medicaid Services ("CMS"), the dialysis industry has experienced steady patient population growth with the patient population increasing between 5-10% each year over the last ten years. ESRD is an irreversible deterioration of kidney function. Population segments with the highest incidence of ESRD are also the fastest growing within the U.S. population including the elderly, Hispanic and African-American population segments. More than 69% of new ESRD cases are attributed to either diabetes or hypertension, while glomerulonephritis is the primary factor behind nearly 8% of treated cases. Recent estimates forecast that the ESRD population in the U.S. is expected to double within a decade.

     Hemodialysis providers are generally either independent clinics or hospitals. According to CMS, since 1973 the total number of hemodialysis providers in the United States increased from 606 in 1973 to over 4,163 in December 2001. According to CMS, at the end of 2001, independent providers comprised 3,278 of such providers, hospitals comprised 532 of such providers and kidney transplant centers comprised 240 of such providers. The number of patients receiving hemodialysis has also grown substantially in recent years. According to CMS, in 2001, over 258,000 patients were treated in Medicare-approved renal facilities as compared to 68,390 patients in 1985 and from 1990 to 2001, the number of hemodialysis stations (which are areas equipped to provide adequate and safe dialysis therapy) grew from 25,052 stations to 67,479 stations. In addition, according to the latest statistics published by CMS, the number of Medicare-approved dialysis machines increased by 4,866 stations or 7.7% between 2000 and 2001.

STRATEGY

     The Company's long term objectives are to increase its market share, expand its product line offering, extend its geographical coverage and improve its profitability by implementing the following strategies:

     - Increasing Revenue Through Sales of New Products. The Company has signed global licensing agreements for delivery of water soluble iron via dialysate. The Company believes that this product represents a major improvement in iron maintenance therapy. This product requires FDA approval before it can be included in the Company's product line. The Company believes that if FDA approval is obtained for this product, the superiority of this product will aid the Company in capturing additional market share in the dialysate market and enable it to capture market share in the market for iron maintenance therapy.

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

     - Increasing Revenue Through Ancillary Product Line Expansion. The Company believes that the market potential for ancillary products and supplies used by hemodialysis providers is equivalent to or greater than the market for dialysis concentrates. The Company's strategy is to offer cost effective ancillary products that include ancillary products such as specialized kits, fistula needles, gloves, chemicals, sterile dressings and blood tubing. Customers purchase many of these ancillary items based on price from various suppliers. The Company believes that as it continues to gain market share, it will increasingly be able to procure these ancillary items on a cost-effective basis and will provide its customers with the convenience of a single supply source and a highly competitive price level.

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

     - Expanding Market Share in Target Regions. Because of the costs associated with transporting and delivering hemodialysis concentrates, the Company believes that it has a cost advantage with respect to certain customers located near the Company's manufacturing facilities over its competitors which are not located near such customers. The Company also believes that it can add additional manufacturing sites in certain geographic regions that will provide it with a competitive cost advantage and with superior customer service levels due to their proximity to the customer. The Company intends to leverage its existing customer relationships to expand into geographic areas where it currently has a minor or negligible presence.

PRODUCTS

     The Company manufactures, sells, distributes and delivers hemodialysis concentrates as well as a full line of ancillary hemodialysis products to hemodialysis providers and distributors located in more than 27 states as well as several foreign countries. Hemodialysis concentrates are comprised of two primary product types, which are generally described as acidified dialysate concentrate, also known as, acid dialysate and bicarbonate.

  "ACIDIFIED DIALYSATE CONCENTRATE"

     Acid dialysate generally contains sodium chloride, dextrose and electrolyte additives such as magnesium, potassium, and calcium. Acid products are manufactured in three basic series to reflect the dilution ratios used in dialysis machines which are manufactured by various companies. The Company supplies all three product series and currently manufactures approximately 60 different liquid acid formulations. The Company supplies liquid acid concentrate in both 55 gallon drums and in cases containing four one gallon containers.

  "DRI-SATE DRY ACID CONCENTRATE"

     In June of 1998, the Company obtained 510(k) clearance from the FDA to manufacture and market Dri-Sate Dry Acid Concentrate. This product line enhanced the Company's previous product liquid acid product offering. Since its introduction in 1999, the Company's dry acid product line has grown to represent over 45% of the Company's acid dialysate sales.

     The Company's Dri-Sate Dry Acid Concentrate allows a clinic to mix its acid concentrate on-site. The clinical technician, using a specially designed mixer, adds pre-measured packets of the necessary ingredients to 50 or 100 gallons of purified water (AMII standard). Once mixed, the product is equivalent to the acid provided to the clinic in liquid form. By using Dri-Sate Dry Acid Concentrate numerous advantages are realized by the clinics including lower cost per treatment, increased storage space, reduced number of deliveries and more flexibility in scheduling. In addition to the advantages to the Company's customers, the freight costs to the Company are lower for Dri-Sate Dry Acid Concentrate than for acid dialysate in the liquid form. The Company also believes it will generate increased back-haul revenue by eliminating the need to return empty drums to the Company's facilities.

  "BICARBONATE"

     Bicarbonate is generally sold in powder form and each clinic generally mixes bicarbonate on site as required. The company offers approximately 20 bicarbonate products covering all three series of generally used bicarbonate dilution ratios.

  "STERILYTE LIQUID BICARBONATE"

     In June of 1997, the Company obtained 510(k) clearance from the FDA to manufacture and market SteriLyte Liquid Bicarbonate. The Company's SteriLyte Liquid Bicarbonate, which is used primarily in acute care settings, is currently the only liquid bicarbonate on the market manufactured utilizing a process called gamma irradiation. Historically, other manufacturers have been required to recall product due to excess levels of molds and bacteria in their product. Gamma irradiation is a process that minimizes the presence of mold and bacteria in the product thereby providing a higher quality product to the customer. The Company's SteriLyte Liquid Bicarbonate offers the dialysis community a high-quality product and provides the clinic a safe and uninterrupted supply source.

  "ANCILLARY PRODUCTS"

     The Company offers a wide range of ancillary products including blood tubing, fistula needles, gloves, kits, dressings, cleaning agents, filtration salts and other supplies used by hemodialysis providers. The Company added blood tubing to its product line in 2002.

DISTRIBUTION AND DELIVERY OPERATIONS

     The majority of the Company's products are distributed by the Company's subsidiary, Rockwell Transportation, Inc. Rockwell Transportation, Inc. leases and operates a fleet of 12 trucks which are used to deliver products to the Company's customers. A minor portion of the Company's deliveries, primarily to medical products distributors, is provided by common carriers.

     Rockwell Transportation, Inc. currently employs 12 drivers to operate its truck fleet and a fleet operations manager to manage its distribution operations. The Company's liquid acid concentrates are generally packaged in 55-gallon re-usable drums weighing approximately 550 pounds each. The Company performs services for customers that are generally not available from common carriers, such as stock rotation, non-loading-dock delivery and drum pump-offs. The Company's primary competitors generally use common carriers and/or do not perform the same services upon delivery of their products. The Company believes it offers a higher level of service to its customers as a result of the use of its own delivery vehicles and drivers.

     As the Company continues to grow its Dri-Sate Dry Acid Concentrate sales and migrate its product mix from liquid acid dialysate to Dri-Sate Dry Acid Concentrate, the Company anticipates that it will achieve improved distribution efficiencies from its truck fleet as a result of reduced frequency of deliveries, increased sales volume per truckload and increased backhaul revenue.

     The Company's trucking operations are and will continue to be subject to various state and federal regulations, which if changed or modified, could adversely affect the Company's business, financial condition and results of operations.

SALES AND MARKETING

     The Company primarily sells its products directly to domestic hemodialysis providers through five independent sales representation companies and three direct salespeople employed by the Company. In addition, the President and Chief Executive Officer of the Company leads and directs the sales efforts to the Company's major accounts. The Company also utilizes several independent distributors in the United States. The Company's products are sold to certain international customers through independent sales agents.

     The Company's sales and marketing initiatives are directed at purchasing decision makers at large for-profit national and regional hemodialysis chains and toward independent hemodialysis service providers. The

Company's marketing efforts include advertising in trade publications, distribution of product literature and attendance at industry trade shows and conferences. Targeted audiences of the Company's sales and marketing efforts include clinic administrators, purchasing professionals, nurses, hospital administrators and nephrologists.

COMPETITION

     The Company competes against larger more established competitors with substantially greater financial, technical, manufacturing, marketing, research and development and management resources than those of the Company. The Company competes against three major competitors, of which its two largest competitors are primarily in the business of operating hemodialysis clinics. The two largest manufacturers of hemodialysis concentrates are Fresenius Medical Care, Inc. ("Fresenius") and Gambro Healthcare, Inc. ("Gambro") who the Company believes also have, respectively, the first and third largest ESRD patient base in the United States. These companies produce and sell a more comprehensive line of dialysis equipment, supplies and services than the Company sells.

     Fresenius treats an estimated 80,000 dialysis patients in the United States and operates an estimated 1,070 clinics. It also has a renal products business that manufactures a broad array of equipment including dialysis machines, dialyzers (artificial kidneys), concentrates and other supplies used in hemodialysis. In addition to its captive customer base in its own clinics, Fresenius also serves other clinic chains and independent clinics with its broad array of products. The Company believes that Fresenius sources its concentrate manufacturing through its own regional manufacturing facilities. Fresenius operates an extensive warehouse network in the United States serving its captive customer base and other independent clinics.

     Gambro treats an estimated 40,000 dialysis patients in the United States and operates approximately 550 clinics. Gambro manufactures and sells hemodialysis machines and other ancillary supplies. Gambro sells its concentrate solutions to both its own captive clinic base and to other clinic chains and independent clinics. The Company believes that Gambro operates one manufacturing facility in Florida and additionally sources concentrate through a private label manufacturer in the eastern United States. Gambro also imports products from its European manufacturing facilities. The Company believes that Gambro engages a third party trucking company to deliver its products throughout the United States directly from the point of manufacture and regional public and private warehouse locations. Gambro serves the independent clinic market with liquid acid and powder bicarbonate concentrate products used by its brand of dialysis machines as well as those machines manufactured by its competitors in that segment. Gambro does not offer a liquid bicarbonate product line nor does it offer a powder acidified concentrate product line.

     The Company also competes against Cantel Medical Corp.'s subsidiary, Minntech ("Minntech"). Minntech's Renal Systems division primarily sells acid dialysate concentrates and Renalin, a specialty reuse agent for dialyzers, and does not offer the full breadth of products offered by the Company. The Company believes that Minntech has one domestic manufacturing facility located in Minnesota and a distribution center in Camp Hill, Pennsylvania. The Company believes that Minntech largely uses its own vehicles for delivery of products to customers.

     The Company intends to enter the iron therapy market. The Company must obtain FDA approval for its water soluble iron product to enter this market. The iron therapy market for intravenous (IV) iron is serviced by two manufacturers and three products. The Company believes that the market leader is Watson Pharmaceutical, Inc. ("Watson"). Watson markets a product called Ferrlecit(R) which is an injectable of sodium ferric gluconate complex in sucrose and, also, markets a product called IN-FeD(R) which is an injectable iron supplement of dextran and ferric hydroxide. Watson is a large manufacturer of both generic and branded drugs. The third injectable iron product on the market is Venofer(R), an injectable iron sucrose product marketed by American Regent Laboratories, Inc. Both Watson and American Regent Laboratories, Inc. have substantially greater resources than the Company.

     The markets for these products are highly competitive. New products being developed by Rockwell will face competition from both conventional forms of iron delivery (i.e., oral and parenteral). Competition in drug delivery systems is generally based on marketing strength, product performance characteristics (i.e., reliability, safety, patient convenience) and product price. Acceptance by dialysis providers and nephrologists is also critical to the success of a product. The first product on the market in a particular therapeutic area typically is able to obtain and maintain a significant market share. In a highly competitive marketplace and with evolving technology, there can be no assurance that additional product introductions or developments by others will not render Rockwell's products or technologies noncompetitive or obsolete. In addition, pharmaceutical and medical device companies are largely dependent upon health care providers being reimbursed by private insurers and government agencies. There is no guarantee that drugs approved by the FDA will receive reimbursement from private insurers or government agencies. If approved by the FDA, there is no guarantee that providers of dialysate iron maintenance therapy would obtain reimbursement from insurers or government agencies. If providers do not receive reimbursement for dialysate iron maintenance therapy, the commercial prospects and marketability of the product would be severely diminished.

QUALITY ASSURANCE AND CONTROL

     The U.S. Food and Drug Administration ("FDA") expanded the regulatory requirements governing manufacturers of medical devices effective January 1, 2000. The Company revised its operational manuals and quality system to conform with those regulations. The FDA inspected the Company's Wixom, Michigan facility in 2002 and found the Company to be in substantial compliance with regulatory requirements.

     To assure quality and consistency of the Company's concentrates, the Company conducts specific analytical tests during the manufacturing process for each type of product that it manufactures. The Company's quality control laboratory at each facility conducts analytical tests to verify that the chemical properties of the concentrates comply with the specifications required by industry standards. Upon verification that a batch meets those specifications, the Company then packages those concentrates. The Company also tests packaged concentrates at the beginning and end of each production run to assure product consistency during the filling process. Each batch is assigned a lot number for tracking purposes and becomes available for shipment after verification that all product specifications have been met.

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

     A medical device may be marketed in the United States only with prior authorization from the FDA unless it is subject to a specific exemption. Devices classified by the FDA as posing less risk than class III devices are categorized as class I (general controls) or class II (general and specific controls) and are eligible to seek "510(k) clearance." Such clearance generally is granted when submitted information establishes that a proposed device is "substantially equivalent" in intended use to a class I or II device already legally on the market or to a "pre-amendment" class III device (i.e., one that has been in commercial distribution since before May 28, 1976) for which the FDA has not called for pre-market approval ("PMA") applications. The FDA in recent years has been requiring a more rigorous demonstration of substantial equivalence than in the past, including requiring clinical trial data in some cases. For any devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect safety or effectiveness, or constitute a major change in the intended use of the device, will require new 510(k) submissions. The Company has been advised that it now usually takes from one to four months from the date of submission to obtain 510(k) clearance, but it can take substantially longer. The Company's hemodialysis concentrates, liquid bicarbonate and other ancillary products are categorized as class II devices.

     A device requiring prior marketing authorization that does not qualify for 510(k) clearance is categorized as class III, which is reserved for devices classified by FDA as posing the greatest risk (e.g., life-sustaining, life-supporting or implantable devices), or devices that are not substantially equivalent to a legally marketed class I or class II device. A class III device generally must receive approval of a PMA application, which requires proving the safety and effectiveness of the device to the FDA. The process of obtaining PMA approval is expensive and uncertain. The Company has been advised that is usually takes from one to three years after filing, but it can take longer.

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

     The Company's retention of such 510(k) clearances is dependent upon its compliance with the FDA Act and related laws and regulations, including GMP regulations. There can be no assurance that the Company will maintain its 510(k) authority from the FDA to manufacture and distribute its products. Failure to do so could result in the need to cease manufacturing and/or distributing the Company's products, which would have a material adverse effect on the Company's business, financial condition and results of operations. If any of the Company's FDA clearances are denied or rescinded, sales of the Company's products in the United States would be prohibited during the period the Company does not have such clearances.

     In addition to the regulations for medical devices covering the Company's current dialysate products, the Company's new product development efforts will be subject to the regulations pertaining to pharmaceutical products. The Company has signed licensing agreements for water soluble iron supplements to be included in the Company's dialysate products. Water soluble iron supplements when coupled with the Company's dialysate will be used as an iron maintenance therapy for dialysis patients, and the Company has been advised that these water soluble iron supplements will be considered a drug/device combination by the FDA. As a result, the Company's iron maintenance therapy product will be subject to the FDA regulations for pharmaceutical products, as well.

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

     Manufacturing facilities are subject to periodic inspections for compliance with the GMP regulations and each domestic drug manufacturing facility must be registered with the FDA. Foreign regulatory authorities may also have similar regulations. In complying with standards set forth in these regulations, the Company must expend significant time, money and effort in the area of quality assurance to insure full technical compliance. FDA approval to manufacture a drug is site specific. In the event an approved manufacturing facility for a particular drug becomes inoperable, obtaining the required FDA approval to manufacture such drug at a different manufacturing site could result in production delays, which could adversely affect the Company's business and results of operations.

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

PRODUCT LICENSE AGREEMENTS

     The Company entered into two license agreements for water soluble iron supplements via dialysate during 2001 and 2002. These license agreements cover both issued and pending patents in the United States. These agreements also cover issued and pending patents in a number of foreign jurisdictions. The license agreements continue for the duration of the underlying patents in each country or approximately 15 years in the United States and may be extended thereafter.

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

     The Company has been issued a U.S. patent on its Dri-Sate Dry Acid Concentrate method and apparatus for preparing liquid dialysate. It has applied for international patents on its Dri-Sate Dry Acid Concentrate method and apparatus for preparing liquid dialysate. The Company has no other patents.

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

CUSTOMERS

     The Company operates in one market segment which involves the manufacture and distribution of hemodialysis concentrates, dialysis kits and ancillary products used in the dialysis process to hemodialysis clinics. For the year ended December 31, 2002, the Company had sales in excess of 10% of revenue with one customer representing 19% of total sales. For the year ended December 31, 2001, the Company had sales in excess of 10% of revenue with two customers representing approximately 31% of total sales.

EMPLOYEES

     As of March 1, 2003, the Company had approximately 80 employees. In addition, if the Company's sales volumes increase, the Company expects to add additional production, distribution, and administrative personnel. The Company's arrangements with its employees are not governed by any collective bargaining agreement. Employees are employed on an "at-will" basis with the exception of certain key management employees.

     The employment agreements of Mr. Robert L. Chioini, the Company's Chairman, President and Chief Executive Officer and Mr. Thomas E. Klema, the Company's Vice President, Chief Financial Officer and Secretary have expired. The Company is negotiating with both Mr. Chioini and Mr. Klema with respect to new employment agreements.

RESEARCH & DEVELOPMENT

     The Company has licensed an iron maintenance therapy utilizing water soluble iron via dialysate. The Company incurred expenses during 2002 for product development, regulatory approval and regulatory maintenance of the intellectual property underlying its licensing agreements. The Company engaged outside consultants and legal counsel in its product development and approval activities. In addition, the Company incurred ongoing expenses related to the protection of the intellectual property underlying its licensing agreements. In 2002, the Company incurred expenses related to the commercial development of dialysate iron aggregating $120,000. The Company did not engage in any significant research and development activity in 2001.

     As an integral step in the commercial realization of its licensing agreements for an iron maintenance therapy utilizing water soluble iron via dialysate, the Company intends to undertake clinical trials to obtain FDA approval for this product. Funding of clinical trials will have a material impact on the Company, and the Company will be required to seek additional sources of financing to fund product development efforts. Should the Company be unable to fund new product development efforts, it may have to abandon or postpone the approval process for the licensed products. If the Company is unable to obtain FDA approval or to fund certain milestone payments it may forfeit its rights under its license agreements.

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

     On March 12, 2000 the Company entered into an agreement to lease a 51,000 square foot facility in Grapevine, Texas which expires in August 2005. Base monthly rent for the facility is $17,521 and the Company is responsible for the payment of property taxes, insurance and maintenance costs.

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

     On November 21, 2001 a jury found in favor of the Company and awarded Rockwell Medical Technologies, Inc. $350,000 plus interest. On December 13, 2001, an official judgment in the amount of $175,000 with interest was entered for Rockwell against Gary D. Lewis personally and a judgment in the amount of $175,000 with interest was entered for Rockwell against Wall Street Partners, Inc. A motion by the defendant for re-trial was denied February 15, 2002. The defendant subsequently filed an appeal to the judgment. The appeal is currently pending.

     As a condition of the appeal process, the defendant, Mr. Lewis, was required by the court to post an irrevocable letter of credit in the amount of $238,750 with the Company as the beneficiary. The Company would receive the proceeds from this irrevocable letter of credit if the defendant is unsuccessful in his appeal.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not Applicable.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

MARKET INFORMATION

     The Company's Common Shares and Common Share Purchase Warrants are traded on The Nasdaq SmallCap Market under the symbols RMTI and RMTIW, respectively. The Common Shares and the Common Share Purchase Warrants began trading on The Nasdaq SmallCap Market on January 26, 1998 at an initial public offering price of $4.00 per Common Share and $0.10 per Common Share Purchase Warrant.

     It is a requirement for continued trading of the Company's Common Shares on The Nasdaq SmallCap Market that the Company either maintain a minimum of $2,500,000 in net equity, have a $35,000,000 market capitalization or have earned $500,000 in net income for two of the three most recently completed fiscal years. The Company has relied on having net equity in excess of $2,500,000 to meet this requirement. As of December 31, 2002, the Company had net equity of $3,045,500. If the Company continues to incur operating losses and if it is unable to raise sufficient equity to keep its net equity at or above $2,500,000 it may be subject to delisting from Nasdaq.

     If the Company's Common Shares and Common Share Purchase Warrants are delisted from The Nasdaq SmallCap Market, they would likely be quoted on the OTC Bulletin Board. Any delisting could cause the market price of the Common Shares and Common Share Purchase Warrants to decline and could make it more difficult to buy or sell Common Shares or Common Share Purchase Warrants on the open market.

     The Prices below are the high and low bid prices as reported by Nasdaq in each quarter during 2001 and 2002. The below prices reflect inter-dealer prices, without retail mark-up, mark down or commission and may not represent actual transactions.

                                                                BID PRICE
                                                               INFORMATION
                                                              -------------
QUARTER ENDED                                                 HIGH     LOW
-------------                                                 -----   -----
March 31, 2001..............................................  1.250    .375
June 30, 2001...............................................  1.550    .590
September 30, 2001..........................................  1.410    .660
December 31, 2001...........................................  1.750    .560
March 31, 2002..............................................  3.150   1.300
June 30, 2002...............................................  2.680   1.040
September 30, 2002..........................................  1.200    .590
December 31, 2002...........................................   .880    .420

HOLDERS OF COMMON EQUITY

     As of March 20, 2003, there were 84 record holders of the Common Shares and 61 record holders of the Common Share Purchase Warrants.

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                      NUMBER OF SECURITIES REMAINING AVAILABLE
                        NUMBER OF SECURITIES TO BE      WEIGHTED-AVERAGE EXERCISE         FOR FUTURE ISSUANCE UNDER EQUITY
                         ISSUED UPON EXERCISE OF      PRICE OF OUTSTANDING OPTIONS,   COMPENSATION PLANS (EXCLUDING SECURITIES
                       OPTIONS, WARRANTS AND RIGHTS        WARRANTS AND RIGHTS                REFLECTED IN COLUMN (A))
PLAN CATEGORIES                    (A)                             (B)                                  (C)
---------------        ----------------------------   -----------------------------   ----------------------------------------
Equity compensation
  plans approved by
  security holders...           1,215,660                         $1.38                                 121
Equity compensation
  plans not approved
  by security
  holders............                  --                            --                                  --
  Total..............           1,215,660                         $1.38                                 121

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

RECENT SALES OF UNREGISTERED SECURITIES

     In 2002, the Company issued Common Shares pursuant to private placement offerings of its Common Shares. Investors in these offerings received unregistered Common Shares which may not be resold for a period of one year following the date they are acquired. The offerings were made to specific accredited investors and others with prior relationships to the Company or the placement agent. The Company engaged placement agents on a best efforts basis for which each placement agent was entitled to a fee equal to 10% of the gross proceeds raised by the placement agent. Placement agents were paid $69,485 in 2002. During 2002, the Company issued 982,095 Common Shares in two separate offerings at prices between $.54 -$2.10 realizing gross proceeds of $1,320,500 under these offerings and net proceeds of $1,205,350 after expenses. The sale of shares pursuant to its offering were exempt from the registration requirements of the Act under Section 4(2) of the Act and under Regulation "D" of the Securities Act of 1933. Each potential purchaser executed a subscription agreement establishing whether or not he or she was an "accredited investor" and other facts necessary to confirm the exemptions.

     In addition, during 2002, the Company issued 308,798 Common Shares as a result of the exercise of stock options by both employees and non-employees. The Company issued 64,000 Common Shares to employees and realized proceeds of $53,200 or $.83 per share on average. The Company also issued 244,798 Common Shares to consultants and other service providers in exchange for services with a fair market value of $241,050 on the date of the option grants.

     In 2001, the Company issued 1,940,442 Common Shares for which it realized net proceeds of $1,096,486 from Common Share issuance transactions.

     During the year ended December 31, 2001, the Company issued Common Shares pursuant to a private placement of its Common Shares. Under this offering, the Company issued 1,999,261 Common Shares between 2001 and 2002. The offering was completed March 22, 2002. Investors in the offering received unregistered Common Shares which may not be resold for a period of one year following the date they are acquired. The Company engaged placement agents on a best efforts basis for which the agent is entitled to 10% of gross proceeds raised by the placement agent. The offering was made to accredited investors and to certain other investors. During 2001, the Company issued 1,751,781 Common Shares at prices between $.50 - $1.16 realizing gross proceeds of $1,110,950 under this offering and net proceeds of $1,017,956 after expenses. Total commissions paid to placement agents were $60,975. The sale of the shares pursuant to this offering was exempt from the registration requirements of the Act under Section 4(2) of the Act and under Regulation "D" of the Securities Act of 1933. Each potential purchaser executed a subscription agreement establishing whether or not he or she was an "accredited investor" and other facts necessary to confirm the exemptions.

     During 2001, the Company issued 30,000 shares pursuant to options exercised by consultants. The options were granted for the performance of services to the Company and were granted at a $.01 exercise price. These options had a fair market value of $22,120 on the date of grant.

     In 2001, the Company issued 117,020 Common Shares as a result of the exercise of stock option grants by certain officers. The exercise price of the options was $.67.

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

     On December 1, 2000, the Company issued 125,000 Common Shares in exchange for substantially all of the business and assets of a dialysis products manufacturer. The Common Shares had a fair market value of $125,000 on the date of issuance. The shareholder which acquired the Common Shares was required to hold the Common Shares for a period of one year from the date of issuance. The sale of the shares pursuant to this offering was exempt from the registration requirements of the Act under Section 4(2) of the Act.

ITEM 6. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

  FOR THE YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31, 2001

     For the year ended December 31, 2002, sales were $11.5 million as compared to sales of $9.0 million for 2001 representing an increase of 27.5%. The Company's revenue increased largely from unit volume growth across its key product lines with both expansion of new clinics with existing customers and from new customers. The Company realized substantial revenue growth in its concentrate product lines with revenue up 20%. In addition, the Company expanded its ancillary product line offering to include blood tubing resulting in its ancillary product line sales more than doubling during 2002.

     The Company's overall concentrate sales represented 80% of total revenue and increased by 20% over 2001. The Company experienced increased demand across all of its concentrate product lines. The Company believes that both clinic chains and independent providers are attracted to its Dri-Sate product line and its patented Dri-Sate Dry Acid Concentrate Mixing System. The Company's Dri-Sate Dry Acid Concentrate unit volumes increased 20% over 2001. Similarly, its liquid acid concentrate unit volume grew by 19%. Its SteriLyte Liquid Bicarbonate product line unit volume increased 58% in 2002 as compared to 2001. The Company's growth benefited from the breadth of its product offering as well as the addition of a second manufacturing facility in the second half of 2001, which positioned the Company to capture market share in the southern United States.

     Sales of the Company's ancillary product lines grew significantly in 2002, increasing 135% over such sales in 2001. The sales growth was due to the introduction of blood tubing and a new line of fistula needles. Ancillary product revenue grew to 13% of total revenue in 2002 from 8% of total revenue in 2001. The Company's freight and backhaul revenue also increased 9% during 2002 over 2001, in part reflecting a larger and more efficient fleet operation that benefited from the proximity to customers of the Company's new manufacturing facility in the southern United States.

     Gross profit margins continued to improve throughout 2002 resulting from lower per unit manufacturing costs as a result of new manufacturing equipment added in 2002 and late 2001 coupled with increased production volumes across all product lines. In the second half of 2002, the Company realized improved gross profit margins, with gross profit margins totaling 15.1% for the last six months of 2002. For all of 2002, the Company generated gross profit of $1,454,000 as compared to $912,000 in 2001 or a 59.4% improvement. Gross profit margins increased to 12.6% for 2002 as compared to 10.1% in 2001. The Company anticipates that the inflationary impact of higher oil prices will increase the costs of deliveries, packaging and material costs in 2003. Gross profit margin improvements from increased production efficiencies resulting from higher production volumes in 2003 may be partially or fully offset by these increased costs.

     Selling, General and Administrative costs decreased $33,600 or 1.4% in 2002 as compared to 2001. Selling, General and Administrative costs decreased as a percentage of sales to 20.2% of sales from 26.1% of sales in 2001 representing a
5.9 percentage point reduction as a percentage of sales. The Company incurred additional selling and marketing costs to support its growth and introduction of new product lines. In addition, the Company incurred approximately $120,000 in expenses for product development and licensing costs related to its iron therapy product. However, these increased costs were offset by the reduction of other costs. As a result of the adoption of Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", the Company ceased recording goodwill amortization in the first quarter of 2002. In 2001, the Company recorded goodwill amortization expense of $165,000.

     Interest expense totaled $115,500 net of interest income as compared to $90,000 in 2001. The increase in interest expense was due to the addition of a note payable used to finance new equipment partially offset by a reduction in interest expense resulting from principal payments on other notes payable.

     Net loss was ($980,711) in 2002 as compared to a net loss of ($1,579,103) in 2001, representing a 38% reduction in net loss. The Company has not recorded a federal income tax benefit from its current or prior losses given a lack of assurance of realization of the carryforward benefit of those losses.

     Net loss per share for 2002 was ($.12) as compared to a loss of ($.26) in 2001 with the 2002 net loss per share reduced by ($.04) due to an increase in the average number of shares outstanding.

 FOR THE YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31,
 2000

     For the year ended December 31, 2001, sales were $9.0 million as compared to sales of $7.5 million for 2000 representing an increase of 20.9%. The Company's revenue increased largely as a result of unit volume growth across its key product lines with both expansion of new clinics with existing customers and from new customers. The Company realized substantial revenue growth in its concentrate product lines with revenue up 27%.

     Overall, the Company's concentrate sales represented 88% of total revenue and increased by 27% over 2000. 2001 unit volumes increased 25% over 2000 unit volumes for its Dri-Sate Dry Acid Concentrate product line. The Company also continued to realize growth in its liquid acid drum business which increased 9% in 2001 over 2000. Similarly, its SteriLyte Liquid Bicarbonate product line unit volume increased 74% in 2001 as compared to 2000.

     The Company's other ancillary sales and freight revenue decreased in 2001 as compared to 2000. Ancillary supply sales declined slightly overall with increased sales of higher margin kits sales offset by a de-emphasis on lower margin product sales. After reducing over the road fleet capacity from twelve trucks to nine in 2000, fleet capacity was utilized to a greater extent on delivery of the Company's products creating fewer opportunities and reduced capacity for backhaul revenue in 2001 as compared to 2000. As a result, freight revenue decreased substantially due to more efficient fleet utilization stemming from the 27% increase in concentrate revenue. As a result, backhaul revenue declined by 33% in 2001 as compared to 2000.

     Gross Profit decreased to $912,000 in 2001 from $979,000 in 2000 although revenue increased 20.9% in 2001 over 2000. Similarly, gross profit margins declined from 13.1% in 2000 to 10.1% in 2001 as compared to 2000. The reduction in gross profit margin stemmed from the addition of production capacity and the start-up of two new facilities during 2001. During 2001, the Company moved into two new 51,000 square foot facilities in Grapevine, Texas and in Wixom, Michigan replacing the Company's previous 32,500 square foot facility. As a result of the relocation to a new facility and addition of a second manufacturing facility, the Company incurred substantial start-up and operating expenses throughout 2001.

     The financial impact of these additional costs in 2001 resulted in a reduction in gross profit margins in 2001. The Company anticipates additional production volume in the future and has added production equipment that will provide it with the production capacity to efficiently process increased sales volumes. As part of this initiative, the Company added new and more productive packaging equipment in late 2001 to package its Dri-Sate Product line. As the Company installed the new production equipment in late 2001, the Company realized minimal benefit from the new equipment in 2001. In addition, the Company increased its annual operating costs by over $400,000 for additional personnel and facility costs for its expanded production capacity.

     Selling, General and Administrative Costs were $2,353,000 in 2001 compared to $2,024,000 in 2000 or an increase of $329,000. Selling, General and Administrative expense decreased as a percent of sales by one percentage point to 26.1% as compared to 27.1% in 2000. Increases in expenses were incurred in 2001 for additional sales personnel and selling expense of $80,000, but were partially offset by reduced marketing and advertising costs $40,000. The Company incurred an increase in non-cash stock option compensation expense for consultants of $175,000. In comparison with 2000, the Company also realized increases in costs for various insurance coverages aggregating $40,000. In addition, the Company incurred relocation related expenses of approximately $75,000 in 2001 included in Selling, General and Administrative expense.

     As a result of upgrading its production equipment, the Company incurred other expenses of $49,000 consisting of primarily a loss on the disposition of certain equipment of $41,000.

     Interest expense totaled $101,000 in 2001 and net of interest income of $11,000 net interest expense totaled $90,000. Net interest income was $28,000 in 2000. The increase in net interest expense was a function of the addition of a revolving loan facility with a financial institution, notes payable used to finance new equipment and leasehold improvements and a reduction in investable funds from 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company has utilized cash since its inception and anticipates that it will require additional cash to fund its development and operating requirements. The Company has incurred operating losses since inception. In 2002, the Company used $1.1 million to fund operating activities. The Company raised $1.3 million in equity financing in 2002. The Company has substantially grown its business and has narrowed its operating losses and, therefore, its operating cash requirements. Indicative of this progress, in the fourth quarter of 2002, the Company generated positive earnings before interest taxes and depreciation ("EBITDA").

     The Company's long term strategy is to expand its operations to serve dialysis providers both in North America and abroad. The Company anticipates that as a result of its existing supply agreements and customer relationships it has the capability to capture substantial market share that will lead to its current core operations becoming profitable. The Company believes that it has sufficient production capacity to achieve a profitable level of operations for its current core business. The Company anticipates that it will continue to realize substantial growth during 2003 and will require additional working capital to fund this growth. The Company anticipates that its core business operations may become self-sustaining during 2003 and may generate sufficient cash flow to fund core business operations in the future.

     In order to fund the working capital and capital expenditure requirements to achieve a profitable level of operations and to continue to execute its new product development strategy, the Company will require additional financing. The Company estimates the cost to fund its new product development efforts will be between $1,000,000-$3,000,000 over the next 1-3 years. The Company believes that it will be able to raise the capital required to expand its operations through either debt or equity financing arrangements. The Company has identified sources of financing and is currently in negotiations with potential lenders, strategic partners and investors; however, there can be no assurance that the Company will be successful in raising additional funds through either equity or debt financing arrangements. If the Company is not successful in raising additional funds, the Company may be required to alter its growth strategy, curtail its expansion plans or take other measures to conserve its cash resources.

     In 2001, the Company entered into a working capital line with Heller Healthcare Finance, now "GE Healthcare Finance" for a $2 million working capital line of credit secured by the Company's accounts receivable and other assets. The working capital line under that agreement had a sub-limit of $1 million and was expandable to $2 million. As of December 31, 2002, the Company had outstanding borrowings of $417,254 under that line of credit. The Company has renewed its line of credit with GE Healthcare Finance under a two year agreement. Under the new loan agreement the Company has a $2.5 million credit limit. The Company anticipates that this credit line may be sufficient to fund much of its working capital requirements in 2003.

     There can be no assurance that the Company will be able to increase its sales levels and market share to sustain its operations. There can be no assurance that the Company will have sufficient funds should the business plans not yield the expected results. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

ITEM 7.  FINANCIAL STATEMENTS

     The Consolidated Financial Statements of the Registrant required by this item are set forth on pages F-1 through F-17.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     Incorporated herein by reference to Rockwell Medical Technologies, Inc. definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-KSB with respect to its Annual Meeting of Shareholders to be held on May 27, 2003.

ITEM 10.  EXECUTIVE COMPENSATION.

     Incorporated herein by reference to Rockwell Medical Technologies, Inc. definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-KSB with respect to its Annual Meeting of Shareholders to be held on May 27, 2003.

ITEM 11.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Incorporated herein by reference to Rockwell Medical Technologies, Inc. definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-KSB with respect to its Annual Meeting of Shareholders to be held on May 27, 2003.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Incorporated herein by reference to Rockwell Medical Technologies, Inc. definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-KSB with respect to its Annual Meeting of Shareholders to be held on May 27, 2003.

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

    10.17  Licensing Agreement between the Company and Ash Medical Systems, Inc.
           dated October 3, 2001 with certain portions of the exhibit deleted under a request for confidential treatment under rule 24b-2 of the Securities Act of 1934 incorporated by reference to the annual report on form 10-KSB filed April 1, 2002.
    10.18  Licensing Agreement between the Company and Charak LLC and Dr. Ajay
           Gupta dated January 7, 2002 with certain portions of the exhibit deleted under a request for confidential treatment under rule 24b-2 of the Securities Act of 1934 incorporated by reference to the annual report on form 10-KSB filed April 1, 2002.
    10.19  Supply Agreement between the Company and DaVita Inc. dated March 7,
           2003 with certain portions of the exhibit deleted under a request for confidential treatment under rule 24b-2 of the Securities Act of 1934.
    10.20  Amendment No. 1 to the Loan and Security Agreement between the
           Company and Heller Healthcare Finance, Inc dated March 28, 2003.
    21.1 List of Subsidiaries incorporated by reference to Exhibit 21.1 to the Company's Registration Statement on Form SB-2, File No. 333-31991.
    99.1 Certification of the Chief Executive Officer, dated March 27, 2003, pursuant to the 18 U.S.C. Section 1350, as adopted pursuant to
           Section 906 of the Sarbanes-Oxley Act of 2002.
    99.2 Certification of the Chief Financial Officer, dated March 27, 2003, pursuant to the 18 U.S.C. Section 1350, as adopted pursuant to
           Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

     None

ITEM 14.  CONTROLS AND PROCEDURES

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

     (b) Changes in internal controls.

     The Company maintains a system of internal controls that are designed to provide reasonable assurance that its books and records accurately reflect the Company's transactions and that its established policies and procedures are followed. For the quarter ended December 31, 2002, there were no significant changes to the Company's internal controls or in factors that could significantly affect the Company's internal controls.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                          ROCKWELL MEDICAL TECHNOLOGIES, INC.
                                          (Registrant)

                                          By:     /s/ ROBERT L. CHIOINI
                                               ---------------------------------
                                                     Robert L. Chioini
                                               President and Chief Executive
                                                           Officer

     In accordance with the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

                    SIGNATURE                                    TITLE                      DATE
                    ---------                                    -----                      ----

              /s/ ROBERT L. CHIOINI                   President, Chief Executive       March 28, 2003
-------------------------------------------------        Officer and Director
                Robert L. Chioini                    (Principal Executive Officer)


               /s/ THOMAS E. KLEMA                    Vice President of Finance,       March 28, 2003
-------------------------------------------------      Chief Financial Officer,
                 Thomas E. Klema                        Treasurer and Secretary
                                                     (Principal Financial Officer
                                                       and Principal Accounting
                                                               Officer)

                                 CERTIFICATIONS

     I, Robert L. Chioini, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Rockwell Medical Technologies, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or person performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ ROBERT L. CHIOINI
--------------------------------------
Robert L. Chioini
President, Chief Executive Officer and
Chairman of the Board

     I, Thomas E. Klema, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Rockwell Medical Technologies, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or person performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ THOMAS E. KLEMA
--------------------------------------
Thomas E. Klema
Vice President, Chief Financial
Officer and Secretary

                         INDEX TO FINANCIAL STATEMENTS

                                                                       PAGE
                                                                    ----------
I.   Consolidated Financial Statements for Rockwell Medical
       Technologies, Inc. and Subsidiary
       Independent Auditor's Report for the years ended December
          31, 2002 and 2001......................................      F-1
       Consolidated Balance Sheets at December 31, 2002 and
          December 31, 2001......................................      F-2
       Consolidated Income Statements for the years ended
          December 31, 2002 and 2001.............................      F-3
       Consolidated Statements of Changes in Shareholders' Equity
          for the years ended December 31, 2002 and 2001.........      F-4
       Consolidated Statements of Cash Flow for the years ended
          December 31, 2002 and 2001.............................      F-5
       Notes to the Consolidated Financial Statements............   F-6 - F-17

PLANTE & MORAN, PLLC LETTERHEAD

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders
Rockwell Medical Technologies, Inc. and Subsidiary

     We have audited the consolidated balance sheet of Rockwell Medical Technologies, Inc. and Subsidiary as of December 31, 2002 and 2001 and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Rockwell Medical Technologies, Inc. and Subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

PLANTE & MORAN, PLLC

Auburn Hills, Michigan
February 21, 2003

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 2002 AND 2001
                                (WHOLE DOLLARS)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2002           2001
                                                              ------------   ------------
                                         ASSETS
Cash and Cash Equivalents...................................  $       133    $    83,041
Restricted Cash and Cash Equivalents........................       13,965        292,845
Accounts Receivable, net of a reserve of $51,550 in 2002 and
  $53,000 in 2001...........................................    1,722,455      1,115,365
Inventory...................................................    1,476,506      1,066,528
Other Current Assets........................................      118,316        108,054
                                                              -----------    -----------
       Total Current Assets.................................    3,331,375      2,665,833
Property and Equipment, net.................................    1,730,594      1,716,224
Restricted Cash.............................................           --        264,056
Intangible Assets...........................................      336,201        245,810
Goodwill....................................................      920,745        920,745
Other Non-current Assets....................................      134,776        245,491
                                                              -----------    -----------
       Total Assets.........................................  $ 6,453,691    $ 6,058,159
                                                              ===========    ===========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Short Term Borrowings.......................................  $   417,254    $   546,560
Notes Payable...............................................      194,799        276,966
Accounts Payable............................................    1,680,842      1,159,383
Accrued Liabilities.........................................      333,792        586,096
                                                              -----------    -----------
       Total Current Liabilities............................    2,626,687      2,569,005
Long Term Notes Payable.....................................      781,504        892,543
       Shareholders' Equity:
Common Share, no par value, 8,488,283 and 7,197,390 shares
  issued and outstanding....................................   11,724,507     10,349,865
Common Share Purchase Warrants, 3,753,460 and 3,625,000
  shares issued and outstanding.............................      306,108        251,150
Accumulated Deficit.........................................   (8,985,115)    (8,004,404)
                                                              -----------    -----------
       Total Shareholders' Equity...........................    3,045,500      2,596,611
                                                              -----------    -----------
       Total Liabilities And Shareholders' Equity...........  $ 6,453,691    $ 6,058,159
                                                              ===========    ===========

   The accompanying notes are an integral part of the consolidated financial statements.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                         CONSOLIDATED INCOME STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                                (WHOLE DOLLARS)

                                                                2002          2001
                                                             -----------   -----------
Sales......................................................  $11,495,764   $ 9,015,542
Cost of Sales..............................................   10,042,000     8,103,343
                                                             -----------   -----------
  Gross Profit.............................................    1,453,764       912,199
Selling, General and Administrative........................    2,318,945     2,352,561
                                                             -----------   -----------
  Operating Loss...........................................     (865,181)   (1,440,362)
Other Expenses.............................................           --        48,740
Interest Expense, net......................................      115,530        90,001
                                                             -----------   -----------
  Loss Before Income Taxes.................................     (980,711)   (1,579,103)
Income Tax Expense.........................................           --            --
                                                             -----------   -----------
  Net Loss.................................................  $  (980,711)  $(1,579,103)
                                                             ===========   ===========
Basic And Diluted Loss Per Share...........................  $      (.12)  $      (.26)

   The accompanying notes are an integral part of the consolidated financial statements.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                                (WHOLE DOLLARS)

                            COMMON SHARES         PURCHASE WARRANTS                       TOTAL
                       -----------------------   --------------------   ACCUMULATED   SHAREHOLDERS'
                        SHARES       AMOUNT      WARRANTS     AMOUNT      DEFICIT        EQUITY
                       ---------   -----------   ---------   --------   -----------   -------------
Balance as of
  December 31,
  2000...............  5,256,948   $ 9,035,345   3,625,000   $251,150   $(6,425,301)   $ 2,861,194
Issuance of Common
  Shares.............  1,940,442     1,096,486                                           1,096,486
Compensation Expense
  related to Stock
  Options............         --       218,034                                             218,034
Net Loss.............                                                    (1,579,103)    (1,579,103)
                       ---------   -----------   ---------   --------   -----------    -----------
Balance as of
  December 31,
  2001...............  7,197,390   $10,349,865   3,625,000   $251,150   $(8,004,404)   $ 2,596,611
Issuance of Common
  Shares.............  1,290,893     1,289,642     128,460     54,958                    1,344,600
Compensation Expense
  related to Stock
  Options............                   85,000                                              85,000
Net Loss.............                                                      (980,711)      (980,711)
                       ---------   -----------   ---------   --------   -----------    -----------
Balance as of
  December 31,
  2002...............  8,488,283   $11,724,507   3,753,460   $306,108   $(8,985,115)   $ 3,045,500
                       =========   ===========   =========   ========   ===========    ===========

   The accompanying notes are an integral part of the consolidated financial statements.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                                (WHOLE DOLLARS)

                                                                  2002          2001
                                                              ------------   -----------
Cash Flows From Operating Activities:
  Net Loss..................................................  $   (980,711)  $(1,579,103)
  Adjustments To Reconcile Net Loss To Net Cash Used In
     Operating Activities:
     Depreciation and Amortization..........................       391,838       384,427
     Compensation Recognized For Stock Options..............        85,000       218,034
     Loss on Disposal of Fixed Assets.......................            --        41,040
     Changes in Assets and Liabilities:
       (Increase) Decrease in Accounts Receivable...........      (607,090)     (188,486)
       (Increase) Decrease in Inventory.....................      (409,978)     (481,407)
       (Increase) Decrease in Other Assets..................       100,453       (79,742)
       Increase (Decrease) in Accounts Payable..............       557,509       418,495
       Increase (Decrease) in Other Liabilities.............      (252,304)      346,721
                                                              ------------   -----------
          Changes in Assets and Liabilities.................      (611,410)       15,581
                                                              ------------   -----------
          Cash Used In Operating Activities.................    (1,115,283)     (920,021)
Cash Flows From Investing Activities:
  Purchase of Equipment.....................................      (381,901)   (1,045,107)
  Proceeds From Disposal of Equipment.......................            --        23,000
  (Increase) Decrease in Restricted Cash Equivalents........       542,936      (406,901)
  Purchase of Intangible Assets.............................       (64,698)     (250,000)
                                                              ------------   -----------
          Cash Provided By (Used) In Investing Activities...        96,337    (1,679,008)
Cash Flows From Financing Activities:
  Proceeds From Borrowings on Line of Credit................    10,429,177     7,037,385
  Payments on Line of Credit................................   (10,558,483)   (6,490,825)
  Proceeds From Issuance of Notes Payable...................            --     1,036,172
  Issuance of Common Shares and Purchase Warrants...........     1,258,550     1,054,487
  Payments on Notes Payable.................................      (193,206)     (165,950)
                                                              ------------   -----------
          Cash Provided By Financing Activities.............       936,038     2,471,269
(Decrease) In Cash..........................................       (82,908)     (127,760)
Cash At Beginning Of Period.................................        83,041       210,801
                                                              ------------   -----------
Cash At End Of Period.......................................  $        133   $    83,041
                                                              ============   ===========

Supplemental Cash Flow disclosure:

                                                                        2002          2001
                                                                      --------       -------
    Interest Paid...............................................      $118,395       $77,354

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

     At December 31, 2002, restricted cash consists of a certificate of deposit of $13,965 securing a letter of credit. At December 31, 2001, restricted cash consisted of $406,901 of cash equivalents restricted for use to acquire capital equipment under the terms of a financing agreement and $150,000 for a certificate of deposit at December 31, 2001 securing a letter of credit.

  ACCOUNTS RECEIVABLE

     Accounts receivable are stated at the invoice amount. The carrying amount of trade accounts receivable is reduced by an allowance for doubtful accounts that reflects management's best estimate of accounts that may not be collected. Management reviews outstanding trade account receivable balances and based on an assessment of collectibility of the trade accounts receivable it estimates the portion, if any, of the balance that will not be collected as well as a general valuation allowance for other accounts based primarily on historical experience. All accounts or portions thereof deemed to be uncollectible are written off to the allowance for doubtful accounts.

  INVENTORY

     Inventory is stated at the lower of cost or net realizable value. Cost is determined on the first-in first-out (FIFO) method.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

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

  GOODWILL AND INTANGIBLE ASSETS

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. Under SFAS No. 142, goodwill is no longer amortized; however, it must be tested for impairment at least annually. Amortization continues to be recorded for other intangible assets with definite lives over the estimated useful lives. Intangible assets subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable.

     The recorded amounts of goodwill and other intangibles from prior business combinations are based on management's best estimates of the fair values of assets acquired and liabilities assumed at the date of acquisition. Annually, the Company assesses goodwill for impairment. The useful lives of other intangible assets is based on the management's best estimates of the period over which the assets are expected to contribute directly or indirectly to the future cash flows of the Company. Management annually evaluates the remaining useful lives of intangible assets with finite useful lives to determine whether events and circumstances warrant a revision to the remaining amortization periods. It is reasonably possible that management's estimates of the carrying amount of goodwill and the remaining useful lives of other intangible assets may change in the near term.

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

  NET LOSS PER SHARE

     Basic and Diluted net loss per share for the years ended December 31, 2002 and December 31, 2001 were calculated based on the weighted average shares outstanding of 7,867,464 and 5,986,409, respectively.

     The dilutive effect of stock options have not been included in the average shares outstanding for the calculation of diluted loss per share as the effect, considering the Company's net loss, would be antidilutive. At

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

December 31, 2002 potentially dilutive securities comprised 1,215,660 stock options exercisable at prices from $.55 to $3.00 per share, 3,625,000 Common Share Purchase Warrants exercisable at $ 4.50 per Common Share; 128,460 Common Stock Purchase Warrants exercisable at various prices ranging from $.50 to $2.70 and Underwriter's Warrants which are comprised of an option to purchase 95,000 Common Shares at a price of $ 6.60 per share and 142,500 warrants to purchase shares at $7.43 per share.

     At December 31, 2001 potentially dilutive securities comprised 1,036,193 stock options exercisable at prices from $.70 to $3.00 per share, 3,625,000 Common Share Purchase Warrants exercisable at $ 4.50 per Common Share; and Underwriter's Warrants which are comprised of an option to purchase 95,000 Common Shares at a price of $ 6.60 per share and 142,500 warrants to purchase shares at $7.43 per share.

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

     The Company has followed a strategy of developing market share through a differentiated value proposition to its customers including new products, superior delivery and customer service, and tailoring product line offerings to match customer requirements, including offering a full line of formulations and supplies. In 2002, the Company increased its revenue by $2,480,000 or 27.5% over 2001. In 2001, the Company increased its revenue by $1,558,000 or 20.9% over 2000. The Company anticipates that it will continue to increase its revenue and to increase its market share.

  STRATEGY

     The Company's long term objectives are to increase its market share, expand its product line offering, extend its geographical coverage and improve its profitability by implementing the following strategies:

     - Increasing Revenue Through Sales of New Products. The Company has signed global licensing agreements for delivery of water soluble iron via dialysate. The Company believes that this product represents a major improvement in iron maintenance therapy. This product requires FDA approval before it can be included in the Company's product line. The Company believes that if FDA approval is obtained for this product, the superiority of this product will aid the Company in capturing additional market share in the dialysate market and enable it to capture market share in the market for iron maintenance therapy.

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

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

     - Increasing Revenue Through Ancillary Product Line Expansion. The Company believes that the market potential for ancillary products and supplies used by hemodialysis providers is equivalent to or greater than the market for dialysis concentrates. The Company's strategy is to offer cost effective ancillary products that include ancillary products such as specialized kits, fistula needles, gloves, chemicals, sterile dressings and blood tubing. Customers purchase many of these ancillary items based on price from various suppliers. The Company believes that as it continues to gain market share, it will increasingly be able to procure these ancillary items on a cost-effective basis and will provide its customers with the convenience of a single supply source and a highly competitive price level.

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

     - Expanding Market Share in Target Regions. Because of the costs associated with transporting and delivering hemodialysis concentrates, the Company believes that it has a cost advantage with respect to certain customers located near the Company's manufacturing facilities over its competitors which are not located near such customers outside of such proximity. The Company also believes that it can add additional manufacturing sites in certain geographic regions that will provide it with a competitive cost advantage and with superior customer service levels due to their proximity to the customer. The Company intends to leverage its existing customer relationships to expand into geographic areas where it currently has a minor or negligible presence.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has utilized cash since its inception and anticipates that it will require additional cash to fund its development and operating requirements. The Company has incurred operating losses since inception. In 2002, the Company used $1.1 million to fund operating activities. The Company raised $1.3 million in equity financing in 2002. The Company has substantially grown its business and has narrowed its operating losses and, therefore, its operating cash requirements. Indicative of this progress, in the fourth quarter of 2002, the Company generated positive earnings before interest taxes and depreciation ("EBITDA").

     The Company's long term strategy is to expand its operations to serve dialysis providers both in North America and abroad. The Company anticipates that as a result of its existing supply agreements and customer relationships it has the capability to capture substantial market share that will lead to its current core operations becoming profitable. The Company believes that it has sufficient production capacity to achieve a profitable level of operations for its current core business. The Company anticipates that it will continue to realize substantial growth during 2003 and will require additional working capital to fund this growth. The Company anticipates that its core business operations may become self-sustaining during 2003 and may generate sufficient cash flow to fund core business operations in the future.

     In order to fund the working capital and capital expenditure requirements to achieve a profitable level of operations and to continue to execute its new product development strategy, the Company will require additional financing. The Company estimates the cost to fund its new product development efforts will be between $1,000,000-$3,000,000 over the next 1-3 years. The Company believes that it will be able to raise the capital required to expand its operations through either debt or equity financing arrangements. The Company has identified sources of financing and is currently in negotiations with potential lenders, strategic partners and

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY investors; however, there can be no assurance that the Company will be successful in raising additional funds through either equity or debt financing arrangements. If the Company is not successful in raising additional funds, the Company may be required to alter its growth strategy, curtail its expansion plans or take other measures to conserve its cash resources.

     In 2001, the Company entered into a working capital line with Heller Healthcare Finance, now "GE Healthcare Finance" for a $2 million working capital line of credit secured by the Company's accounts receivable and other assets. The working capital line under that agreement had a sub-limit of $1 million and was expandable to $2 million. As of December 31, 2002, the Company had outstanding borrowings of $417,254 under that line of credit. The Company has renewed its line of credit with GE Healthcare Finance under a two year agreement. Under the new loan agreement the Company has a $2.5 million credit limit. The Company anticipates that this credit line may be sufficient to fund much of its working capital requirements in 2003

     There can be no assurance that the Company will be able to increase its sales levels and market share to sustain its operations. There can be no assurance that the Company will have sufficient funds should the business plans not yield the expected results. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

4. SIGNIFICANT MARKET SEGMENTS

     The Company operates in one market segment which involves the manufacture and distribution of hemodialysis concentrates, dialysis kits and ancillary products used in the dialysis process to hemodialysis clinics. For the year ended December 31, 2002, the Company had sales in excess of 10% of revenue with one customer representing 19% of total sales. For the year ended December 31, 2001, the Company had sales in excess of 10% of revenue with two customers representing 31% of total sales.

5. INVENTORY

     Components of inventory as of December 31, 2002 and 2001 are as follows:

                                                                 2002         2001
                                                              ----------   ----------
Raw Materials...............................................  $  322,908   $  206,724
Finished Goods..............................................   1,153,598      859,804
                                                              ----------   ----------
  Total.....................................................  $1,476,506   $1,066,528
                                                              ==========   ==========

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

6. PROPERTY AND EQUIPMENT

     Major classes of Property and Equipment, stated at cost, as of December 31, 2002 and 2001 are as follows:

                                                                 2002          2001
                                                              -----------   ----------
Leasehold Improvements......................................  $   379,244   $  379,244
Machinery and Equipment.....................................    2,172,929    1,796,308
Office Furniture and Equipment..............................      229,587      224,307
Laboratory Equipment........................................      155,029      155,029
Vehicles, including trailers................................      117,179      117,179
                                                              -----------   ----------
                                                                3,053,968    2,672,067
  Accumulated Depreciation..................................   (1,323,374)    (955,843)
                                                              -----------   ----------
Net Property and Equipment..................................  $ 1,730,594   $1,716,224
                                                              ===========   ==========

     Depreciation expense was $367,531 for 2002 and $215,212 for 2001.

7. INTANGIBLE ASSETS

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

     As of December 31, 2002, the Company has recorded licensing fees of $336,201, net of accumulated amortization of $28,498. As of December 31, 2001, the Company had recorded licensing fees of $250,000 related to patents with a remaining life of fifteen years. The Company's policy is to amortize licensing fees over the life of the patents pertaining to the licensing agreements. The Company recognized amortization expense of $24,308 in 2002 and $4,190 in 2001. Estimated amortization expense for licensing fees for 2003 through 2007 is approximately $24,300 per year.

8. GOODWILL

     The Company adopted SFAS 142 effective January 1, 2002. SFAS 142 no longer requires amortization of goodwill but it requires goodwill to be tested for impairment at adoption of SFAS 142 and annually thereafter by using a fair-value based approach. In accordance with the transition provisions of SFAS 142, the Company ceased amortizing goodwill in the first quarter of 2002. No impairment loss was recorded upon the adoption of SFAS 142. Total goodwill, net of accumulated amortization of $771,091, was $920,745 at December 31, 2002 and December 31, 2001. Amortization expense related to goodwill in 2001 was $165,025. The Company completed its annual impairment test as of November 30, 2002 and determined that no adjustment for impairment of goodwill was required.

     If the Company had accounted for goodwill amortization consistent with SFAS 142 in 2001 its proforma net loss in 2001 would have been ($1,414,078) or ($.24) per share as compared to the reported loss in 2002 of ($980,711) or ($.12) per share.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

9. LINE OF CREDIT

     As of March 28, 2001, the Company entered into a $2,000,000 revolving credit loan facility with a financial institution. Under the terms of the agreement, the loan has an initial sub-limit of $1,000,000. The two year loan facility is secured by the Company's accounts receivable and other assets. The Company is obligated to pay interest at the rate of two percentage points over the prime rate, plus other fees aggregating .25% of the loan balance. Outstanding borrowings under this loan facility were $417,254 as of December 31, 2002 and $546,560 as of December 31, 2001. Effective March 28, 2003, the Company renewed and expanded its credit facility under a $2,500,000 revolving credit loan facility with the same financial institution. The original agreement was amended to extend the agreement until March 29, 2005.

10. NOTES PAYABLE

     In August 2001, the Company entered into a financing agreement with a financial institution to fund $1,000,000 of equipment capital expenditures for the Company's manufacturing facilities. The note payable requires monthly payments of principal and interest aggregating $20,884 through June 2007. The note had a balance of $931,525 at December 31, 2002 and $1,000,000 at December 31, 2001. The note bears interest at a fixed rate of 8.33% and is collateralized by the equipment acquired by the Company.

     The Company has several notes payable related to equipment financing and leasehold improvements at a facility leased by the Company. The notes payable require even monthly installments of principal and interest payable over periods ranging from 2003 - 2006. Interest rates on the notes range from 7.8% - 12.3%. These notes payable had outstanding balances of $44,779 and $65,990 at December 31, 2002 and 2001, respectively.

     As of December 31, 2001, the Company had a note payable to a landlord related to leasehold improvements at a Company facility. The principal balance of the note was $103,518 at December 31, 2001. The note was repaid in 2002.

     Future principal payments on notes payable are:

Year ending December 31, 2003...............................   $194,799
Year ending December 31, 2004...............................    205,761
Year ending December 31, 2005...............................    219,426
Year ending December 31, 2006...............................    234,112
Year ending December 31, 2007...............................    122,205
Thereafter..................................................        -0-
                                                               --------
  Total Notes Payable.......................................   $976,303
                                                               ========

11. OPERATING LEASES

     The Company leases its production facilities and administrative offices as well as transportation equipment used by the Company's subsidiary, Rockwell Transportation, Inc. under operating lease agreements. The lease terms are three to seven years. Lease payments under all operating leases were $841,505 and $835,799 for the years ended December 31, 2002 and 2001, respectively.

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

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

     In the instance of early termination, the transportation equipment leases require the Company to pay the excess of the purchase price for such vehicles (determined in accordance with the terms of the lease) over the equipment's fair market value.

     Future minimum rental payments under these lease agreements are as follows:

Year ending December 31, 2003...............................   $  801,027
Year ending December 31, 2004...............................      660,996
Year ending December 31, 2005...............................      597,174
Year ending December 31, 2006...............................      386,381
Year ending December 31, 2007...............................      381,435
Thereafter..................................................      190,717
                                                               ----------
  Total.....................................................   $3,071,730
                                                               ==========

12. INCOME TAXES

     The Company recorded no income tax expense or benefit for the years ended December 31, 2002 and 2001 due to the Company incurring net operating losses in each of those years and recording a valuation allowance against its net deferred tax assets.

     A reconciliation of income tax expense at the statutory rate to income tax expense at the Company's effective tax rate is as follows:

                                                                2002        2001
                                                              ---------   ---------
Tax Recovery Computed at 34% of Pretax Loss.................  $(333,000)  $(537,000)
  Effect of Permanent Differences Principally Related to
     Non-deductible expenses................................         --       4,000
  Effect of Change in Valuation Allowance...................    333,000     533,000
                                                              ---------   ---------
  Total Income Tax Benefit..................................  $     -0-   $     -0-
                                                              =========   =========

     The details of the net deferred tax asset are as follows:

                                                                2002          2001
                                                             -----------   -----------
Total Deferred Tax Assets..................................  $ 2,795,000   $ 2,462,000
Total Deferred Tax Liabilities.............................      (45,000)      (45,000)
Valuation Allowance Recognized for Deferred Tax Assets.....   (2,750,000)   (2,417,000)
                                                             -----------   -----------
Net Deferred Tax Asset.....................................  $       -0-   $       -0-
                                                             ===========   ===========

     Deferred income tax liabilities result primarily from the use of accelerated depreciation for tax reporting purposes. Deferred income tax assets result primarily from net operating loss carryforwards. For tax purposes, the Company has net operating loss carryforwards of approximately $7,700,000 that expire between 2012 and 2022.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the Company's history of operating losses, management has placed a full valuation allowance against the net deferred tax assets as of December 31, 2002 and 2001.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

13. CAPITAL STOCK

     The authorized capital stock of the Company consists of 20,000,000 Common Shares, no par value per share, of which 8,488,283 shares were outstanding at December 31, 2002 and 7,197,390 shares were outstanding at December 31, 2001; 2,000,000 Preferred Shares, none issued or outstanding, and 1,416,664 of 8.5% non-voting cumulative redeemable Series A Preferred Shares, $1.00 par value (the "Series A Preferred Shares"), of which none were outstanding at either December 31, 2002 or December 31, 2001.

     In 2002, the Company issued Common Shares pursuant to private placement offerings of its Common Shares. Investors in these offerings received unregistered Common Shares which may not be resold for a period of one year following the date they are acquired. The Company engaged placement agents on a best efforts basis for which the agent is entitled to 10% of gross proceeds raised by the placement agent. During 2002, the Company issued 982,095 Common Shares at prices between $.54-$2.10 realizing gross proceeds of $1,320,500 under these offerings and net proceeds of $1,205,350 after expenses.

     In addition, during 2002, the Company issued 308,798 Common Shares as a result of the exercise of stock options by both employees and non-employees. The Company issued 64,000 Common Shares to employees and realized proceeds of $53,200 or $.83 per share on average. The Company also issued 244,798 Common Shares to consultants and other service providers in exchange for services with a fair market value of $241,050 on the date of the option grants.

     During the year ended December 31, 2001, the Company issued Common Shares pursuant to a private placement of its Common Shares. Under this offering the Company issued 1,999,261 Common Shares between 2001 and 2002. Investors in the offering received unregistered Common Shares which may not be resold for a period of one year following the date they were acquired. The Company engaged placement agents on a best efforts basis for which the agent was entitled to 10% of gross proceeds raised by the placement agent. During 2001, the Company issued 1,751,781 Common Shares at prices between $.50-$1.16 realizing gross proceeds of $1,110,950 under this offering and net proceeds of $1,017,966 after expenses.

     During 2001, the Company issued 30,000 shares pursuant to options exercised by consultants. The options were granted for the performance of services to the Company and were granted at a $.01 exercise price. These options had a fair market value of $22,120 on the date of grant. In 2001, the Company issued 117,020 Common Shares as a result of the exercise of stock option grants by certain officers. The exercise price of the options was $.67.

  COMMON SHARES

     Holders of the Common Shares are entitled to one vote per share on all matters submitted to a vote of shareholders of the Company and are to receive dividends when and if declared by the Board of Directors. The Board is authorized to issue additional Common Shares within the limits of the Company's Articles of Incorporation without further shareholder action.

  WARRANTS

     The Company has both publicly traded Common Share Purchase Warrants ("Public Warrants") issued in 1998 and Common Share Purchase Warrants ("Private Warrants") issued in conjunction with a private placement of its Common Shares in 2002.

     Holders of the publicly traded Common Share Purchase Warrants, were entitled to purchase one Common Share at the exercise price of $4.50 per share for a period of three years commencing January 26, 1999 and expiring January 26, 2002. The Company extended the expiration date of these warrants until January 26, 2004 under the same terms and conditions. The exercise price and the number of Common Shares to be issued upon the exercise of each Warrant are subject to adjustment in the event of share split, share

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY dividend, recapitalization, merger, consolidation or certain other events. There were 3,625,000 Warrants issued and outstanding at both December 31, 2002 and 2001.

     Under certain conditions, the Warrants may be redeemed by the Company at a redemption price of $.10 per Warrant upon not less than 30 days prior written notice to the holders of such Warrants, provided the closing bid price of the Common Shares has been at least $7.00 for 20 consecutive trading days ending on the third day prior to the date the notice of redemption is given.

     Holders of the warrants issued in conjunction with subscriptions to private placement offerings of Common Shares in 2002 are entitled to purchase one Common Share at a stated price. The warrants have a three year term expiring between May 2005 and October 2005. The shares underlying these warrants have not been registered. Investors exercising these warrants would receive unregistered Common Shares which may not be resold for a period of one year following the date they are acquired. In 2002, the Company issued 128,460 warrants to investors and investment bankers with exercise prices ranging from $.50 to $2.70.

  UNDERWRITERS' WARRANTS

     In conjunction with the Company's Initial Public Offering in January 1998, the Underwriters' of the offering were entitled to warrants ("the Underwriters' Warrants") which provided them options to purchase 180,000 Common Shares for a purchase price of $6.60 per share and 270,000 warrants for a purchase price of $.165 per warrant. Each underlying warrant entitled the Underwriter to purchase a Common Share at a purchase price of $7.43 per share, exercisable at any time from January 26, 1999 to January 26, 2003. At December 31, 2002, Underwriters' warrants with options to purchase 95,000 Common Shares and 142,500 underlying warrants remained outstanding. As of January 26, 2003, these warrants expired without exercise.

14. STOCK OPTIONS

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

     Employee stock options awarded in July and November of 1997 had an exercise price of $3.00, which was less than the deemed fair market value of the stock at the date of grant as determined by the Company as $4.00. On April 13, 1998 these option holders, excluding the President -- CEO and members of the Board of Directors, were offered the alternative of receiving new stock options in the same quantity as previously awarded but at an exercise price of $1.4375, the closing price on the Nasdaq SmallCap Market on the date of the offer. Vesting rights on the new options began to accrue on the date of the offer. Under the provisions of APB No. 25, compensation expense on these employee stock options is recognized over the vesting period and is determined as the difference between the IPO price of $4.00 per share (the deemed fair value of the shares on the date of the award), and the exercise price, as adjusted on April 13, 1998.

     Compensation expense related to employee stock options for the years ended December 31, 2002 and 2001 were $0 and $10,538, respectively.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

     A summary of the status of the Company's Employee Stock Option Plan excluding options granted to consultants is as follows:

                                                               SHARES     PRICE
                                                              ---------   -----
Outstanding at December 31, 2000............................    668,693   $2.11
  Granted...................................................    497,320     .69
  Exercised.................................................    117,020     .67
  Cancelled.................................................     12,800    1.61
                                                              ---------
Outstanding at December 31, 2001............................  1,036,193    1.59
                                                              ---------
  Granted...................................................    318,200     .60
  Exercised.................................................     64,000     .83
  Cancelled.................................................     74,733    1.57
                                                              ---------
Outstanding at December 31, 2002............................  1,215,660    1.38
                                                              =========

                                                        OPTIONS EXERCISABLE
                 OPTIONS OUTSTANDING                    --------------------
-----------------------------------------------------               WEIGHTED
                                REMAINING    WEIGHTED               AVERAGE
   RANGE OF       NUMBER OF    CONTRACTUAL   EXERCISE   NUMBER OF   EXERCISE
EXERCISE PRICES    OPTIONS        LIFE        PRICE      OPTIONS     PRICE
---------------   ---------   -------------  --------   ---------   --------
$ .55 to $1.00      641,100   7.9-10.0 yrs    $0.65      282,833     $ .66
$1.44 to $2.00      207,810    4.5-7.9 yrs    $1.69      205,143     $1.69
$2.18 to $3.00      366,750    4.5-7.0 yrs    $2.48      366,750     $2.48
                  ---------                              -------
  Total           1,215,660      7.6 yrs      $1.38      854,727     $1.69

     Had compensation expense for the employee stock options been determined based on the fair value of the option at the grant dates of the awards, consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts as follows:

                                                                2002          2001
                                                             -----------   -----------
Net loss
  As reported..............................................  $  (980,711)  $(1,579,103)
  Pro forma................................................  $(1,181,969)  $(1,850,621)
Basic and Diluted loss per share
  As reported..............................................  $      (.12)  $      (.26)
  Pro forma................................................  $      (.15)  $      (.31)

     The per share weighted average fair values at the date of grant for the options granted to employees during the years ended December 31, 2002 and 2001 were $.40 and $.52 respectively. For the period ended December 31, 2002 the fair value was determined using the Black Scholes option pricing model using the following assumptions: dividend yield of 0.0 percent, risk free interest rate of
2.3 percent, volatility of 126% and expected lives of 3.0 years. For the period ended December 31, 2001 the fair value was determined using the Black Scholes option pricing model using the following assumptions: dividend yield of 0.0 percent, risk free interest rate of 3.6 percent, volatility of 128% and expected lives of 3.0 years.

     As of December 31, 2002, the remaining number of stock options available for future grants was 121.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

  NON-EMPLOYEE STOCK OPTIONS

     In 2002, the Company granted 246,313 options to several business consultants and to legal counsel to the Company in payment for services rendered or for future services. These options were immediately exercised by the consultants resulting in the issuance of 244,798 Common Shares. These options had a fair market value of $241,050 on the date of their respective grants.

     In 2001, the Company granted 30,301 options to several business consultants with an exercise price of $.01 per Common Share. These options were immediately exercised by the consultants resulting in the issuance of 30,000 Common Shares. These options had a fair market value of $22,120 on the date of grant.

     The Company amortizes the fair market value of options granted to non-employees to expense over the term of the related consulting agreement. The Company recognized $85,000 and $206,250 of amortization expense for the years ended December 31, 2002 and 2001.

15. RELATED PARTY TRANSACTIONS

     During the years ended December 31, 2002 and December 31, 2001, the Company had revenue from companies in which its outside directors held an equity interest. Mr. Ronald D. Boyd, a director of the Company as of March 14, 2000 , holds an equity interest in certain customers of the Company's products. Revenue from these entities was $103,000 and $73,000 in 2002 and 2001, respectively. Mr. Kenneth L. Holt, a director of the Company as of March 14, 2000, holds an equity interest in certain other customers of the Company. Revenue from these entities was $143,000 and $68,000 in 2002 and 2001, respectively.

16. SUPPLEMENTAL CASH FLOW INFORMATION

     The Company entered into non-cash transactions described below during the years ended December 31, 2002 and December 31, 2001 which have not been included in the Consolidated Statement of Cash Flows.

     In 2002, the Company issued 244,798 Common Shares to consultants and service providers in consideration for services rendered. The fair market value of the shares issued in exchange for services aggregated $241,050 of which $36,050 was issued in satisfaction of an outstanding payable and $205,000 is being amortized over the term of the related consulting agreements.

     As a result of a financing agreement related to a leased facility, the Company financed $211,772 of leasehold improvements. Of the $211,772, the Company had recorded an obligation of $180,000 as accrued liabilities at December 31, 2000 for improvements in 2000 and acquired an additional $31,772 of leasehold improvements during the quarter ended March 31, 2001. In addition, in 2001, the Company acquired leasehold improvements on facilities and other equipment aggregating $57,038 and $42,000 financed with notes payable and the issuance of common stock respectively.

                                 EXHIBIT INDEX

EXHIBIT NUMBER
--------------

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

    10.17 Licensing Agreement between the Company and Ash Medical Systems, Inc. dated October 3, 2001 with certain portions of the exhibit deleted under a request for confidential treatment under rule 24b-2 of the Securities Act of 1934 incorporated by reference to the annual report on form 10-KSB filed April 1, 2002.

    10.18 Licensing Agreement between the Company and Charak LLC and Dr. Ajay Gupta dated January 7, 2002 with certain portions of the exhibit deleted under a request for confidential treatment under rule 24b-2 of the Securities Act of 1934 incorporated by reference to the annual report on form 10-KSB filed April 1, 2002.

    10.19 Supply Agreement between the Company and DaVita Inc. dated March 7, 2003 with certain portions of the exhibit deleted under a request for confidential treatment under rule 24b-2 of the Securities Act of 1934.

    10.20 Amendment No. 1 to the Loan and Security Agreement between the Company and Heller Healthcare Finance, Inc dated March 28, 2003.

    21.1 List of Subsidiaries incorporated by reference to Exhibit 21.1 to the Company's Registration Statement on Form SB-2, File No. 333-31991.

    99.1 Certification of the Chief Executive Officer, dated March 27, 2003, pursuant to the 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbannes-Oxley Act of 2002.

    99.2 Certification of the Chief Financial Officer, dated March 27, 2003, pursuant to the 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbannes-Oxley Act of 2002.