Form 10QSB
period 2003-03-31
ROCKWELL MEDICAL TECHNOLOGIES INC
filed 2003-05-09
CIK 1041024

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

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934.

FOR THE TRANSITION PERIOD FROM  _________ TO ____________

COMMISSION FILE NUMBER: 000-23-661

                                -----------------

                       ROCKWELL MEDICAL TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)


                MICHIGAN                              38-3317208
   ---------------------------------     -------------------------------------
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


--------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)



     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
No [ ]


      State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 8,488,283 Common Shares outstanding and 3,753,460 Common Share Purchase Warrants outstanding as of April 30, 2003.


Transitional Small Business Disclosure Format (Check one):
Yes [ ]  No [X]

================================================================================

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                   AS OF MARCH 31, 2003 AND DECEMBER 31, 2002


                                 (Whole Dollars)

                                                                                                     MARCH 31,        DECEMBER 31,
                                      ASSETS                                                           2003              2002
                                                                                                       ----              ----
Cash and  Cash Equivalents ...................................................................      $    50,464       $       133
Restricted Cash and Cash Equivalents .........................................................           15,105            13,965
Accounts Receivable, net of a reserve of  $ 51,550 in 2003 and $ 51,550 in 2002 ..............        1,822,757         1,722,455
Inventory ....................................................................................        1,531,224         1,476,506
Other Current Assets .........................................................................          105,795           118,316
                                                                                                    -----------       -----------
     TOTAL CURRENT ASSETS ....................................................................        3,525,345         3,331,375

Property and Equipment, net ..................................................................        1,663,028         1,730,594
Intangible Assets...........................................................................            330,083           336,201
Goodwill .....................................................................................          920,745           920,745
Other Non-current Assets .....................................................................          133,342           134,776
                                                                                                    -----------       -----------
     TOTAL ASSETS.............................................................................      $ 6,572,543       $ 6,453,691
                                                                                                    ===========       ===========

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Short Term Borrowings.........................................................................      $   665,746       $   417,254
Notes Payable ................................................................................          195,456           194,799
Accounts Payable .............................................................................        1,696,748         1,680,842
Accrued Liabilities ..........................................................................          316,894           333,792
                                                                                                    -----------       -----------
     TOTAL CURRENT LIABILITIES ...............................................................        2,874,844         2,626,687

Long Term Notes Payable ......................................................................          712,742           781,504

     Shareholders' Equity:
Common Share, no par value, 8,488,283 and 8,488,283 shares issued and
outstanding ..................................................................................       11,750,757        11,724,507
Common Share Purchase Warrants, 3,753,460 and 3,753,460 shares issued and
outstanding ..................................................................................          306,108           306,108
Accumulated Deficit...........................................................................       (9,071,908)       (8,985,115)
                                                                                                    -----------       -----------
     TOTAL SHAREHOLDERS' EQUITY ..............................................................        2,984,957         3,045,500
                                                                                                    -----------       -----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...............................................      $ 6,572,543       $ 6,453,691
                                                                                                    ===========       ===========

The accompanying notes are an integral part of the consolidated financial statements.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                         CONSOLIDATED INCOME STATEMENTS

          FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002



                                 (WHOLE DOLLARS)
                                   (Unaudited)

                                                                       THREE MONTHS        THREE MONTHS
                                                                          ENDED                ENDED
                                                                      MARCH 31, 2003       MARCH 31, 2002
                                                                      --------------       --------------
       SALES.......................................................    $ 3,434,737           $2,445,330
       Cost of Sales...............................................      2,961,937            2,233,678
                                                                       -----------           ----------
         GROSS PROFIT..............................................        472,800              211,652
       Selling, General and Administrative.........................        520,235              527,869
                                                                       -----------           ----------
       OPERATING LOSS  ............................................        (47,435)            (316,217)
       Interest Expense, net ......................................         39,358               29,997
                                                                       -----------           ----------
         NET LOSS..................................................    $   (86,793)          $ (346,214)
                                                                       ===========           ==========

       Average shares outstanding                                        8,488,283            7,287,090
       BASIC AND DILUTED LOSS PER SHARE............................        $ (.01)              $ (.05)



The accompanying notes are an integral part of the consolidated financial statements.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

          FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002


                                 (WHOLE DOLLARS)
                                   (Unaudited)

                                                                        2003             2002
                                                                        ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET LOSS .................................................       $  (86,793)      $  (346,214)
    Adjustments To Reconcile Net Loss To Net Cash Used For
      Operating Activities:
      Depreciation and Amortization ........................          104,996            88,275
      Compensation Recognized for Stock Options ............           26,250            12,500

      Changes in Assets and Liabilities:
       Decrease (Increase) in Accounts Receivable ..........         (100,302)          (20,552)
       Decrease (Increase) in Inventory ....................          (54,718)         (406,136)
       Decrease (Increase) in Other Assets .................           13,955           (41,373)
       Increase (Decrease) in Accounts Payable .............           15,906           414,331
       Increase (Decrease) in Other Liabilities ............          (16,898)         (141,224)
                                                                  -----------       -----------
          Net Change in Working Capital ....................         (142,057)         (194,954)
                                                                  -----------       -----------
           NET CASH USED IN OPERATIONS .....................          (97,604)         (440,393)

CASH FLOWS FROM INVESTING ACTIVITIES:
       (Increase) Decrease in Restricted Cash Equivalents ..           (1,140)          548,240
       Purchase of Equipment ...............................          (31,312)         (283,573)
                                                                  -----------       -----------
           CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES .          (32,452)          264,667

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from Borrowings on Line of Credit ..........        3,482,907         2,181,308
       Payments on Line of Credit ..........................       (3,234,415)       (2,362,046)
       Payments on Notes Payable ...........................          (68,105)          (98,019)
       Insurance of Common shares and Purchase Warrants.....               --           383,060
                                                                  -----------       -----------
           CASH PROVIDED BY FINANCING ACTIVITIES ...........          180,387           104,303

INCREASE (DECREASE) IN CASH ................................           50,331           (71,423)
CASH AT BEGINNING OF PERIOD ................................              133            83,041
                                                                  -----------       -----------
CASH AT END OF PERIOD ......................................      $    50,464       $    11,618
                                                                  ===========       ===========

Supplemental Cash Flow Disclosure:
      Interest Paid ........................................      $    39,409       $    32,511

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

    In the opinion of management, all necessary adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

    A description of the Company's significant accounting policies can be found in the footnotes to the Company's annual consolidated financial statements for the year ended December 31, 2002 included in its Annual Report on Form 10-KSB dated March 28, 2003.

3.   LINE OF CREDIT

     As of March 28, 2003, the Company renewed and expanded its credit facility under a $2,500,000 revolving line of credit facility with a financial institution. The two year loan facility is secured by the Company's accounts receivable and other assets. The Company is obligated to pay interest at the rate of two percentage points over the prime rate, plus other fees aggregating ..25% of the loan balance. As of March 31, 2003, the Company's outstanding borrowings were $665,746 under this loan facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003

         Sales in the first quarter of 2003 were $3,434,737 and were $989,407 or 40.5% higher than the first quarter of 2002. The Company has been successful at developing new business over the last year with unit volume increases across the breadth of its product lines. Approximately half of the Company's growth was from its core concentrate business and the remainder from ancillary products. Ancillary sales growth was primarily realized from increases in sales of a new product line, bloodlines, introduced in the first quarter of 2002.

         Within our dialysis concentrate product lines, acid concentrate sales increased 22% while sales of bicarbonate products were up 25% in the first quarter of 2003 compared to the first quarter of 2002. The Company's patented Dri-Sate Dry Acid Concentrate Mixing System continues to attract dialysis providers due to its lower cost and efficiency in providing acid concentrate solutions. Dri-Sate Acid Concentrate revenue was up 45% in the first quarter of 2003 as compared to the first quarter of 2002.

         The Company entered into a significant supply contract with a customer in March 2003. The Company anticipates that it will realize substantial increases in revenue from this contract in both the third and fourth quarter of 2003 and to a lesser extent in the second quarter of 2003. The Company anticipates that this additional volume may allow it to achieve a profitable level of operations for our core concentrate business. However, the Company's strategy also requires it to invest in its iron dialysate product. The related research and development costs are likely to offset the profits from the sales of the Company's products during the research and development phase of the iron product.

         Gross profit increased by $261,148 or 123% from the first quarter of 2002. Increased sales volumes coupled with increased operating efficiencies resulted in gross profit margins increasing 5.1 percentage points to 13.8% as compared to 8.7% in the first quarter of 2002. The Company estimates that increased oil prices which impacted diesel fuel and plastic packaging costs had a negative impact on first quarter margins of approximately 1.0 percentage points as compared to the first quarter of 2002.

         Selling, general and administrative expense was $7,634 lower in the first quarter of 2003 as compared to the first quarter of 2002. The Company incurred increased operating expenses for dialysate iron product development and various insurance coverages while reducing sales and marketing costs. SG&A costs as a percent of sales decreased by 6.5 percentage points to sales with SG&A costs at 15.1% of sales in the first quarter of 2003 as compared to 21.6% of sales in the first quarter of 2002.

         Interest expense increased by $ 9,381 due to higher average borrowings in the first quarter of 2003 as compared to the first quarter of 2002.

         Net loss was reduced to 2.5% of sales in the first quarter of 2003 as compared to a loss of 14.2% of sales in the first quarter of 2002. Net loss of ($86,793) in the first quarter of 2003 was a loss ($.01) per share as compared to a net loss of ($.05) per share in the first quarter of 2001. The $.04 improvement in net loss per share in the first quarter was due to reduced operating losses driven by higher sales volumes and increased operating efficiencies as compared to the first quarter of 2002.


LIQUIDITY AND CAPITAL RESOURCES

     The Company has utilized cash since its inception and anticipates that it will require additional cash to fund its development and operating requirements. The Company has incurred operating losses since inception. However, in the last two quarters of operation, the Company has increased its revenue and reduced its losses to where it is generating positive earnings before interest, taxes, depreciation and amortization ("EBITDA"). As a result of substantial progress in business development, the Company has reduced its cash utilization rate to fund its operations.

     The Company's long term strategy is to expand its operations to serve dialysis providers in both North America and abroad. The Company anticipates that as a result of its existing supply agreements and customer relationships it has the capability to capture substantial market share that will lead to its current core operations becoming profitable. The Company anticipates that it will continue to realize increases in revenue and market share in the future. The Company expects it will require additional cash to fund working capital requirements.

     As of March 28, 2003, the Company renewed its line of credit with GE Healthcare Finance under a two year agreement. Under the new loan agreement, the Company has a $2.5 million credit limit. The Company anticipates that this credit line may be sufficient to fund much of its working capital requirements in 2003.

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

     While the Company anticipates that it will continue to realize substantial growth in its business, it competes in a highly competitive market competing against substantially larger companies. There can be no assurance that the Company will be able to increase its sales levels and market share to sustain its operations. There can be no assurance that the Company will have or will be able to raise sufficient funds to fund its operations and development efforts. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount or classification of liabilities that might be necessary should the Company be unable to continue as a going concern.



ITEM 3. CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.

     The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d -- 14c of the Securities and Exchange Act of 1934 (the "Exchange Act")) as of a date within the 90 days prior to the date of the filing of this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the Exchange Act rules and forms.


(b)  Changes in internal controls.

     The Company maintains a system of internal controls that are designed to provide reasonable assurance that its books and records accurately reflect the Company's transactions and that its established policies and procedures are followed. For the quarter ended March 31, 2003, there were no significant changes to the Company's internal controls or in factors that could significantly affect the Company's internal controls.

PART II -- OTHER INFORMATION



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

         99.1 Certification of the Chief Executive Officer, dated May 9, 2003, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification of the Chief Financial Officer, dated May 9, 2003, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)  Reports on Form 8-K.

                  Current report on Form 8-K filed on May 8, 2003 filed in conjunction with the Company's public announcement of its first quarter 2003 results from operations.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                     ROCKWELL MEDICAL TECHNOLOGIES, INC.
                                                 (Registrant)

        Date: May 9, 2003                  /s/ ROBERT L. CHIOINI
                                           --------------------------------
                                             Robert L. Chioini
                                           President, Chief Executive
                                           Officer and Director (Principal
                                           Executive Officer)



        Date: May 9, 2003                  /s/ THOMAS E. KLEMA
                                           -------------------------------
                                             Thomas E. Klema
                                           Vice President of Finance, Chief
                                           Financial Officer, Treasurer and
                                           Secretary (Principal Financial
                                           Officer and Principal Accounting
                                           Officer)

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


Date:    May  9, 2003
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


Date:    May  9, 2003
         ---------------------------


         /s/ Thomas E. Klema
         -----------------------------------
         Thomas E. Klema

         Vice President & Chief Financial Officer

                               10-Q EXHIBIT INDEX


EXHIBIT  NO.            DESCRIPTION


  EX-99.1 Certification of the Chief Executive Officer, dated May 9, 2003, pursuant to the 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  EX-99.2 Certification of the Chief Financial Officer, dated May 9, 2003, pursuant to the 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.