Form 10QSB
period 2003-06-30
ROCKWELL MEDICAL TECHNOLOGIES INC
filed 2003-08-12
CIK 1041024

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

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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


                                 (248) 960-9009
                                 --------------
                           (Issuer's telephone number)

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


     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 8,488,283 Common Shares outstanding and 3,753,460 Common Share Purchase Warrants outstanding as of July 31, 2003.


Transitional Small Business Disclosure Format (Check one):
Yes [ ]  No [X]

================================================================================

                         PART I -- FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                               AS OF JUNE 30, 2003

                                 (WHOLE DOLLARS)
                                   (Unaudited)


                                                                                    JUNE 30,     DECEMBER 31,
                                                                                      2003           2002
                                                                                      ----           ----
                                      ASSETS

Cash and Cash Equivalents ...................................................... $     27,937    $        133
Restricted Cash ................................................................       15,105          13,965
Accounts Receivable, net of a reserve of  $51,500 in 2003 and $53,000 in 2002...    1,606,290       1,722,455
Inventory ......................................................................    1,569,964       1,476,506
Other Current Assets ...........................................................      128,810         118,316
                                                                                 ------------    ------------
     TOTAL CURRENT ASSETS ......................................................    3,348,106       3,331,375

Property and Equipment, net ....................................................    1,621,212       1,730,594

Intangible Assets ..............................................................      323,965         336,201
Other Non-current Assets .......................................................      131,384         134,776
Goodwill .......................................................................      920,745         920,745
                                                                                 ------------    ------------
     TOTAL ASSETS .............................................................. $  6,345,412    $  6,453,691
                                                                                 ============    ============

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Short Term Borrowings .......................................................... $    802,388    $    417,254
Notes Payable ..................................................................      197,205         194,799
Accounts Payable ...............................................................    1,454,390       1,680,842
Accrued Liabilities ............................................................      289,225         333,792
                                                                                 ------------    ------------
     TOTAL CURRENT LIABILITIES .................................................    2,743,208       2,626,687

     Long Term Liabilities .....................................................      684,227         781,504

SHAREHOLDERS' EQUITY:
Common Shares, no par value, 8,488,283 and 8,488,283 issued and outstanding ....   11,777,007      11,724,507
Common Share Purchase Warrants, 3,753,460 and 3,753,460 issued and outstanding..      306,108         306,108
Accumulated Deficit ............................................................   (9,165,138)     (8,985,115)
                                                                                 ------------    ------------
                                                                                    2,917,977       3,045,500
                                                                                 ------------    ------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..............................   $  6,345,412    $  6,453,691
                                                                                 ============    ============


The accompanying notes are an integral part of the consolidated financial statements.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                         CONSOLIDATED INCOME STATEMENTS

    FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002



                                 (WHOLE DOLLARS)
                                   (Unaudited)

                                     THREE MONTHS ENDED   THREE MONTHS ENDED    SIX MONTHS ENDED     SIX MONTHS ENDED
                                        JUNE 30, 2003        JUNE 30, 2002        JUNE 30, 2003        JUNE 30, 2002
                                     ------------------   -------------------   ----------------     ----------------
SALES ................................   $ 3,453,554          $ 2,562,594          $ 6,888,291          $ 5,007,924
Cost of Sales ........................     2,881,154            2,298,477            5,843,091            4,532,156
                                         -----------          -----------          -----------          -----------
  GROSS PROFIT .......................       572,400              264,117            1,045,200              475,768
Selling, General and Administrative...       608,592              618,365            1,128,827            1,146,234
                                         -----------          -----------          -----------          -----------
OPERATING LOSS .......................       (36,192)            (354,248)             (83,627)            (670,466)
Interest Expense, net ................        57,038               24,550               96,396               54,546
                                         -----------          -----------          -----------          -----------
  NET LOSS ...........................   $   (93,230)         $  (378,798)         $  (180,023)         $  (725,012)
                                         ===========          ===========          ===========          ===========

Average shares outstanding ...........     8,488,283            7,804,934            8,488,283            7,547,469
BASIC AND DILUTED LOSS PER SHARE .....   $      (.01)         $      (.05)         $      (.02)         $      (.10)




The accompanying notes are an integral part of the consolidated financial statements.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

            FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002

                                 (WHOLE DOLLARS)
                                   (Unaudited)

                                                                         2003                2002
                                                                         ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET LOSS ....................................................     $  (180,023)        $  (725,012)
  Adjustments To Reconcile Net Loss To Net Cash Used For
     Operating Activities:
     Depreciation and Amortization ............................         211,997             188,616
     Compensation Recognized for Stock Options ................          52,500              25,000

     Changes in Assets and Liabilities:
       Decrease (Increase) in Accounts Receivable .............         116,165             (97,627)
       Decrease (Increase) in Inventory .......................         (93,458)         (1,093,113)
       Decrease (Increase) in Other Assets ....................          (7,102)             42,027
       Increase (Decrease) in Accounts Payable ................        (226,452)            484,595
       Increase (Decrease) in Other Liabilities ...............         (44,567)           (299,259)
                                                                    -----------         -----------
          Changes in Assets and Liabilities ...................        (255,414)           (963,377)
                                                                    -----------         -----------
           CASH USED IN OPERATING ACTIVITIES ..................        (170,940)         (1,474,773)

CASH FLOWS FROM INVESTING ACTIVITIES:
     (Increase) Decrease in Restricted Cash Equivalents .......          (1,140)            548,240
     Purchase of Equipment ....................................         (90,379)           (294,602)
     Purchase of Intangible Assets and Patent Licensing Fees...            --               (61,207)
                                                                    -----------         -----------

           CASH USED IN INVESTING ACTIVITIES ..................         (91,519)            192,431

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Borrowing on Line of Credit ................       7,045,730           5,014,208
     Payments on Line of Credit ...............................      (6,660,596)         (4,780,198)
     Payments on Notes Payable ................................         (94,871)           (137,363)
     Issuance of Common Shares ................................            --             1,114,272
                                                                    -----------         -----------

            CASH PROVIDED BY FINANCING ACTIVITIES .............         290,263           1,210,919

INCREASE (DECREASE) IN CASH ...................................          27,804             (71,423)
CASH AT BEGINNING OF PERIOD ...................................             133              83,041
                                                                    -----------         -----------
CASH AT END OF PERIOD .........................................     $    27,937         $    11,618
                                                                    ===========         ===========

Supplemental Cash Flow Disclosure:
       Interest Paid ..........................................     $    96,486         $    57,117


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

     In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The operating results for the three month and six month periods ended June 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

     A description of the Company's significant accounting policies can be found in the footnotes to the Company's annual consolidated financial statements for the year ended December 31, 2002 included in its Annual Report on Form 10-KSB dated March 28, 2003.

3.   LINE OF CREDIT

     As of March 28, 2003, the Company renewed and expanded its credit facility under a $2,500,000 revolving line of credit facility with a financial institution. The two year loan facility is secured by the Company's accounts receivable and other assets. The Company is obligated to pay interest at the rate of two percentage points over the prime rate, plus other fees aggregating ..25% of the loan balance. As of June 30, 2003, the Company's outstanding borrowings were $802,388 under this loan facility.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003

     Sales in the second quarter of 2003 were $3,453,554 and were $890,960 or 35% higher than the second quarter of 2002. Sales of the Company's core concentrate products increased 20% over the second quarter of 2002. The Company realized a substantial increase in ancillary sales which increased by 175% over the second quarter of 2002. Increased ancillary sales were primarily driven by increases in the sale of blood tubing.

     The Company's core concentrate sales increase was led by the development of new business primarily due to its Dri-Sate Dry Acid concentrate product line utilizing the Company's patented Dri-Sate Dry Acid Mixing System. Dri-Sate unit volumes increased over 35% from the second quarter of 2002. The Company's bicarbonate product lines grew 25% over the second quarter level from 2002.

     Gross profit increased to $572,400 more than doubling from the second quarter of 2002. Gross Profit increased $308,300 over the second quarter of 2002 due to higher sales, up 35%, and increased margins, up 6.3 percentage points. Gross profit margins improved to 16.6% in the second quarter of 2003 as compared to 10.3% in the second quarter of 2002. The majority of this 6.3 percentage point improvement in gross profit margins was the result of higher production volumes in 2003 and that when combined with new production equipment added during 2002 resulted in increased plant efficiencies and lower per unit manufacturing costs. Higher material costs and increased diesel fuel costs continued to negatively impact gross profit margins in the second quarter. Despite the impact of higher fuel costs, distribution costs for concentrates also declined by approximately .5% as a result of improved distribution efficiencies.

     Selling, general and administrative expense decreased $9,773 compared to the second quarter of 2002. After adjusting for non-recurring facility relocation costs in the second quarter of 2002, comparable operating costs were $40,227 higher in the second quarter of 2003 as compared to the second quarter of 2002. The Company incurred increased operating expenses for dialysate iron product development, various insurance coverages and administrative costs to handle increased transaction activity while reducing sales and marketing costs. Selling, general and administrative costs as a percent of sales decreased by 6.5 percentage points to sales with these costs at 17.6% of sales in the second quarter of 2003 as compared to 24.1% of sales in the second quarter of 2002.

     Interest expense increased by $32,450 due to higher average borrowings in the second quarter of 2003 as compared to the second quarter of 2002 coupled with additional line of credit renewal and maintenance fees.

     Net loss was reduced to 2.7% of sales in the second quarter of 2003 as compared to a loss of 14.8% of sales in the second quarter of 2002. Net loss of ($93,230) in the second quarter of 2003 was a loss of ($.01) per share as compared to a net loss of ($.05) per share in the second quarter of 2002. The $.04 improvement in net loss per share in the second quarter was due to reduced operating losses driven by higher sales volumes and increased operating efficiencies as compared to the second quarter of 2002.


     Sales for the first six months of 2003 were $6,888,291 and were $1,880,367 or 37.5% higher than the first six months of 2002. The Company has been successful at developing new business over the last year with unit volume increases across the breadth of its product lines. Approximately half of the Company's growth was from its core concentrate business and the remainder from ancillary products. Ancillary sales growth was primarily realized from increases in sales of a new product line, blood tubing, introduced in the first quarter of 2002.

     The Company entered into a significant supply contract with a customer in March 2003. The Company did not anticipate nor did it realize much impact from this contract during the second quarter. However, the Company anticipates that it will realize substantial increases in revenue from this contract in the second half of 2003. The Company anticipates that this additional sales volume may allow it to achieve a profitable level of operations in our core concentrate business. However, the Company's strategy anticipates that it will also invest in its dialysate iron product initiative. The related research and development costs are likely to offset the profits from the sales of the Company's products during the research and development phase of the iron product.

     Gross profit of $1,045,200 in the first half of 2003 increased by $569,432 or 120% from the first half of 2002. Increased sales volumes coupled with increased operating efficiencies resulted in gross profit margins increasing 5.7 percentage points to 15.2% as compared to 9.5% in the first half of 2002. The Company has realized the benefit of higher production volumes and reduced unit production costs from the addition of more efficient production equipment. The Company's product and customer mix has improved resulting in reduced distribution costs as a percentage of sales.

     Selling, general and administrative expense decreased 1.5% in the first half of 2003 as compared to the first half of 2002. However, adjusting for a non-recurring moving expense in the first half of 2002, selling, general and administrative costs increased $32,593 or 3%. The Company incurred increased expenses for various insurance coverages, additional administrative costs to handle increased transaction activity and dialysate iron development costs while reducing sales and marketing expenses. Selling, general and administrative costs dropped from 22.9% of sales in the first half of 2002 to 16.4% of sales in the first half of 2003 or a 6.5 percentage point improvement.

     Interest expense in the first six months of 2003 increased by $41,850 primarily due to higher average borrowings in the first half of 2003 as compared to the first half of 2002. In addition, the Company incurred additional expenses for credit line maintenance and renewal costs.

     Net loss in the first half of 2003 was reduced to 2.6% of sales as compared to a loss of 14.5% of sales in the first half of 2002. Net loss of ($180,023) in the first half of 2003 was a $545,000 improvement over the first half of 2002 and represented a loss of ($.02) per share as compared to a net loss of ($.10) per share in the first half of 2002. The $.08 improvement in net loss per share in the first half of 2003 was due to reduced operating losses driven by higher sales volumes and increased operating efficiencies as compared to the first half of 2002.


LIQUIDITY AND CAPITAL RESOURCES

     The Company has utilized cash since its inception and anticipates that it will require additional cash to fund its development and operating requirements. The Company has incurred operating losses since inception. However, in the last three quarters of operation, the Company has increased its revenue and reduced its losses to where it is generating positive earnings before interest, taxes, depreciation and amortization ("EBITDA"). As a result of substantial progress in business development, the Company has reduced its cash utilization rate to fund its operations.

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


(b)  Changes in internal controls.

     The Company maintains a system of internal controls that are designed to provide reasonable assurance that its books and records accurately reflect the Company's transactions and that its established policies and procedures are followed. For the quarter ended June 30, 2003, there were no significant changes to the Company's internal controls or in factors that could significantly affect the Company's internal controls.

PART II -- OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's annual meeting of its shareholders held May 27, 2003, the shareholders re-elected Mr. Robert L. Chioini to the board of directors for a three year term expiring in 2006. Votes cast in favor were 7,182,435 while votes cast against were 26,482. Mr. Ronald D. Boyd continues to serve as a Class I director with a term expiring in 2004 and Mr. Kenneth L. Holt continues to serve as a Class II director with a term expiring in 2005.

     In addition, the shareholders approved a proposal to increase the number of Common Shares with respect to which stock options may be granted under the Company's 1997 Stock Option Plan from 1,900,000 Common Shares to 2,900,000 Common Shares in the aggregate. Votes cast in favor were 3,146,232 while votes cast against were 179,816. Total votes abstained were 32,490 and total non-votes were 3,850,379.

     No other matters were submitted to a vote of the shareholders at the annual meeting.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

  EX-31.1 Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

  EX-31.2 Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

  EX-32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  EX-32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  (b)  Reports on Form 8-K.

                  Current report on Form 8-K filed on August 7, 2003 filed in conjunction with the Company's public announcement of its second quarter 2003 results from operations.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             ROCKWELL MEDICAL TECHNOLOGIES, INC.
                                                         (Registrant)


     Date: August 12, 2003                   /s/ ROBERT L. CHIOINI
                                             --------------------------------
                                                Robert L. Chioini
                                             President, Chief Executive
                                             Officer and Director (Principal
                                             Executive Officer)

     Date: August 12, 2003                   /s/ THOMAS E. KLEMA
                                             -------------------------------
                                                 Thomas E. Klema
                                             Vice President of Finance, Chief
                                             Financial Officer, Treasurer and
                                             Secretary (Principal Financial
                                             Officer and Principal Accounting
                                             Officer)

                              10-QSB EXHIBIT INDEX

EXHIBIT  NO.               DESCRIPTION
------------               -----------


  EX-31.1 Certification of the Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

  EX-31.2 Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

  EX-32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  EX-32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.