Form 10QSB
period 2003-09-30
ROCKWELL MEDICAL TECHNOLOGIES INC
filed 2003-11-12
CIK 1041024

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
                                    ---------

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934.

FOR THE TRANSITION PERIOD FROM  _________ TO ____________

COMMISSION FILE NUMBER: 000-23-661

                                -----------------

                       ROCKWELL MEDICAL TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)

             MICHIGAN                                   38-3317208
-----------------------------------       --------------------------------------
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

  -----------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)



     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 8,509,072 Common Shares outstanding and 3,771,660 Common Share Purchase Warrants outstanding as of November 10, 2003.


Transitional Small Business Disclosure Format (Check one):
Yes [ ]  No [X]

================================================================================

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                            AS OF SEPTEMBER 30, 2003

                                 (WHOLE DOLLARS)
                                   (Unaudited)

                                                                                 SEPTEMBER 30,    DECEMBER 31,
                                                                                     2003            2002
                                                                                     ----            ----
                                         ASSETS

Cash and Cash Equivalents ....................................................   $    213,299    $        133
Restricted Cash ..............................................................         15,105          13,965
Accounts Receivable, net of a reserve of  $47,000 in 2003
   and $53,000 in 2002........................................................      2,037,387       1,722,455
Inventory ....................................................................      1,354,646       1,476,506
Other Current Assets .........................................................        109,950         118,316
                                                                                 ------------    ------------
    TOTAL CURRENT ASSETS .....................................................      3,730,387       3,331,375

Property and Equipment, net ..................................................      1,559,619       1,730,594

Intangible Assets ............................................................        320,235         336,201
Other Non-current Assets .....................................................        129,425         134,776
Goodwill .....................................................................        920,745         920,745
                                                                                 ------------    ------------
     TOTAL ASSETS ............................................................   $  6,660,411    $  6,453,691
                                                                                 ============    ============


                            LIABILITIES AND SHAREHOLDERS' EQUITY
Short Term Borrowings ........................................................   $  1,001,581    $    417,254
Notes Payable ................................................................        202,005         194,799
Accounts Payable .............................................................      1,468,360       1,680,842
Accrued Liabilities ..........................................................        323,161         333,792
                                                                                 ------------    ------------
     TOTAL CURRENT LIABILITIES ...............................................      2,995,107       2,626,687

     Long Term Liabilities ...................................................        631,155         781,504

SHAREHOLDERS' EQUITY:
Common Shares, no par value, 8,509,072 and 8,488,283 issued and
   outstanding................................................................     11,794,286      11,724,507
Common Share Purchase Warrants, 3,771,660 and 3,753,460 issued and
   outstanding................................................................        320,150         306,108
Accumulated Deficit ..........................................................     (9,080,287)     (8,985,115)
                                                                                 ------------    ------------
                                                                                    3,034,149       3,045,500
                                                                                 ------------    ------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..............................   $  6,660,411    $  6,453,691
                                                                                 ============    ============

         The accompanying notes are an integral part of the consolidated financial statements.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                         CONSOLIDATED INCOME STATEMENTS

          FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003
                             AND SEPTEMBER 30, 2002



                                 (WHOLE DOLLARS)
                                   (Unaudited)

                                            THREE MONTHS    THREE MONTHS     NINE MONTHS     NINE MONTHS
                                                ENDED           ENDED           ENDED           ENDED
                                            SEPT. 30, 2003  SEPT. 30, 2002  SEPT. 30, 2003  SEPT. 30, 2002
                                            --------------  --------------  --------------  --------------
SALES ....................................   $  3,938,878    $  2,882,853    $ 10,827,169    $  7,890,777
Cost of Sales ............................      3,224,505       2,466,966       9,067,596       6,999,121
                                             ------------    ------------    ------------    ------------
  GROSS PROFIT ...........................        714,373         415,887       1,759,573         891,656
Selling, General and Administrative ......        588,454         557,986       1,717,280       1,704,220
                                             ------------    ------------    ------------    ------------
  OPERATING INCOME (LOSS) ................        125,920        (142,099)         42,293        (812,564)
Interest Expense, net ....................         41,070          40,753         137,466          95,300
                                             ------------    ------------    ------------    ------------
  NET LOSS ...............................   $     84,850    $   (182,852)   $    (95,172)   $   (907,864)
                                             ============    ============    ============    ============

BASIC & DILUTED EARNINGS (LOSS) PER
   SHARE..................................   $        .01    $       (.02)   $       (.01)   $       (.12)


         The accompanying notes are an integral part of the consolidated financial statements.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002

                                 (WHOLE DOLLARS)
                                   (Unaudited)

                                                                   2003             2002
                                                                   ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET LOSS .................................................   $    (95,172)   $   (907,864)
  Adjustments To Reconcile Net Loss To Net Cash Used For
     Operating Activities:
     Depreciation and Amortization .........................        318,064         292,922
     Compensation Recognized for Stock Options & Warrants ..         77,021          33,750

     Changes in Assets and Liabilities:
       Decrease (Increase) in Accounts Receivable...........       (314,932)       (101,993)
       Decrease (Increase) in Inventory ....................        121,860      (1,002,191)
       Decrease (Increase) in Other Assets..................         13,717          46,473
       Increase (Decrease) in Accounts Payable .............       (212,482)        637,363
       Increase (Decrease) in Other Liabilities ............        (10,631)       (206,640)
                                                               ------------    ------------
          Changes in Assets and Liabilities ................       (402,468)       (626,988)
                                                               ------------    ------------
           CASH USED IN OPERATING ACTIVITIES ...............       (102,555)     (1,208,180)

CASH FLOWS FROM INVESTING ACTIVITIES:
     (Increase) Decrease in Restricted Cash Equivalents ....         (1,140)        542,936
     Purchase of Equipment .................................       (128,905)       (352,118)
     Purchase of Intangible Assets and Patent Licensing Fees         (2,218)        (68,888)
                                                               ------------    ------------
           CASH USED IN INVESTING ACTIVITIES ...............       (132,263)        121,930


CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Borrowing on Line of Credit .............     10,623,963       7,647,217
       Payments on Line of Credit ..........................    (10,039,636)     (7,567,202)
       Payments on Notes Payable ...........................       (143,143)       (180,788)
       Issuance of Common Shares ...........................          6,800       1,163,472
                                                               ------------    ------------
            CASH PROVIDED BY FINANCING ACTIVITIES ..........        447,984       1,062,699

INCREASE (DECREASE) IN CASH ................................        213,666         (23,551)
CASH AT BEGINNING OF PERIOD ................................            133          83,041
                                                               ------------    ------------
CASH AT END OF PERIOD ......................................   $    213,299    $     59,490
                                                               ============    ============

   Supplemental Cash Flow Disclosure:
       Interest Paid .......................................   $    137,592    $     98,109

         The accompanying notes are an integral part of the consolidated financial statements.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

     We manufacture, sell and distribute hemodialysis concentrates and other ancillary medical products and supplies used in the treatment of patients with kidneys that do not function properly. We supply these products to medical service providers who treat patients with kidney disease. Our products are used to cleanse patients' blood and replace nutrients lost during the kidney dialysis process. We primarily sell our products in the United States.

     We are regulated by the United States Food and Drug Administration (the "FDA") under the Federal Drug and Cosmetics Act, as well as by other Federal, state and local agencies. We have received 510(k) approval from the FDA to market hemodialysis solutions and powders. We also have 510(k) approval to sell our Dri-Sate Dry Acid Concentrate product line and Dri-Sate Mixer.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     Our consolidated financial statements include our accounts and the accounts of our wholly owned subsidiary, Rockwell Transportation, Inc. All intercompany balances and transactions have been eliminated.

     In the opinion of our management, all adjustments have been included which are necessary to make the financial statements not misleading. All of these adjustments that are material are of a normal and recurring nature. Our operating results for the three month and nine month periods ended September 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003. You should read our unaudited interim financial statements together with the financial statements and related footnotes for the year ended December 31, 2002 included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002. Our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 includes a description of our significant accounting policies.

EARNINGS PER SHARE

     We computed our basic earnings (loss) per share using weighted average shares outstanding for each respective period. Diluted earnings per share also reflect the weighted average impact from the date of issuance of all potentially dilutive securities, consisting of stock options and common share purchase warrants, unless inclusion would have had an antidilutive effect. Actual weighted average shares outstanding used in calculating basic and diluted earnings per share were:

                                        Three months ended      Nine Months Ended
                                        ------------------      -----------------
                                           September 30,          September 30,
                                           -------------          -------------
                                         2003        2002        2003        2002
                                         ----        ----        ----        ----
Weighted Average Shares Outstanding   8,492,923   8,062,513   8,489,858   7,720,610
Effect of Dilutive Securities           525,278           -           -           -
                                      ---------   ---------   ---------   ---------
Diluted Shares Outstanding            9,018,201   8,062,513   8,489,858   7,720,610
                                      =========   =========   =========   =========

3. LINE OF CREDIT

     As of March 28, 2003, we renewed and expanded our credit facility under a $2,500,000 revolving line of credit facility with a financial institution. The two year loan facility is secured by our accounts receivable and other assets. We are obligated to pay interest at the rate of two percentage points over the prime rate, plus other fees aggregating .25% of the loan balance. As of September 30, 2003, our outstanding borrowings under this loan facility were $1,001,581.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Some of the statements in this report are forward-looking statements. These forward-looking statements include statements relating to our performance in this Management's Discussion and Analysis of Financial Condition and Results of Operations. Forward-looking statements include statements regarding the intent, belief or current expectations of us or our officers, including statements preceded by, followed by or including forward-looking terminology such as "may," "will," "should," "believe," "expect," "anticipate," "estimate," "continue," "predict" or similar expressions, with respect to various matters.

         Our actual results might differ materially from those projected in the forward-looking statements depending on various important factors. These important factors include our history of losses and ability to continue as a going concern, the uncertainty of acceptance of our products by the medical community, competition in our markets, and the other factors discussed under the caption "Risk Factors" in our Registration Statement on Form SB-2 (file no. 333-31991) effective January 26, 1998 and elsewhere in our public filings and in this report, all of which constitute cautionary statements identifying important factors with respect to the forward-looking statements, including risks and uncertainties, that could cause actual results to differ materially from those in the forward-looking statements.

         All forward-looking statements in this report are based on information available to us on the date of this report. We do not undertake to update any forward-looking statements that may be made by us or on our behalf in this report or otherwise.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003

         Our sales in the third quarter of 2003 were $3,938,878. This represents an increase of $1,056,025 or 36.6% over our sales in the third quarter of 2002. We continued to realize sales increases across our product lines. Sales of our core concentrate products increased 22% over the third quarter of 2002. We realized a substantial increase in sales of ancillary product lines. Sales of our ancillary products lines increased by 138% over the sales of such products lines in the third quarter of 2002. This sales increase was primarily driven by increases in sales of blood tubing.

         Our core concentrate sales increase was led by the development of new business primarily for our Dri-Sate Dry Acid concentrate product line which utilizes our patented Dri-Sate Dry Acid Mixing System. Dri-Sate Dry Acid unit volumes increased by more than 30% over the third quarter of 2002. Similarly, unit volumes of our bicarbonate product lines grew by 29% over the third quarter of 2002 unit volumes.

         Gross profit increased to $714,373 in the third quarter of 2003 with gross profit margins increasing to 18.1% which is 3.7 percentage points higher than our gross profit margins were in the third quarter of 2002. Gross profit increased by 72% or $298,000 as compared to the third quarter of 2002. Increased gross profit and improved margins were primarily due to increased sales volumes coupled with improved efficiencies in production and distribution. We realized lower per unit production costs as a result of new equipment which we installed in 2002. Despite higher fuel costs, we realized improved distribution efficiencies as a result of higher sales volumes.

         Our selling, general and administrative expenses increased $30,468 or 5.5% compared to the third quarter of 2002. The majority of this increase is attributable to increases in product development expenses. We incurred increased costs for dialysate iron product development which represented a $25,000 increase from the third quarter of 2003. In addition, we incurred higher expenses for various insurance coverages and higher administrative costs to handle increased transaction activity. These cost increases were offset by reduced sales and marketing costs. Selling, general and administrative costs as a percent of sales in the third quarter of 2003 decreased by 4.4 percentage points to 14.9% of sales from 19.3% of sales in the third quarter of 2002.

         Our interest expense was $41,107 in the third quarter of 2003 and was at the same level as the third quarter of 2002.

         Our net income of $84,850 was $267,702 better than the third quarter 2002 loss of ($182,852). We experienced our first positive quarterly earnings per share in the third quarter of 2003. Our earnings per share was $.01. This is an improvement in earnings per share of $.03 over the third quarter of 2002. In the third quarter of 2002, we reported a ($.02) per share loss. This $.03 per share improvement in earnings in the third quarter of 2003 was due to increased operating income driven by higher sales volumes and increased operating efficiencies as compared to the third quarter of 2002.

         Our sales in the first nine months of 2003 were $10,827,169 and were $2,936,392 or 37.2% higher than the first nine months of 2002. We have been successful at developing new business over the last year with unit volume increases across all of our product lines. Approximately half of our growth was from its core concentrate business and the remainder from ancillary products. Growth in sales of our ancillary product lines was primarily realized from increases in sales of a new product line, blood tubing, which we introduced in the first quarter of 2002.

         We entered into a significant supply contract with a customer in March, 2003. We anticipate that additional sales volume from this contract coupled with other new business developments achieved in 2003 may allow us to develop and continue to sustain profitable operations of our core business. However, our strategy anticipates that we will also invest in our dialysate iron product initiative. The research and product development costs for our dialysate iron initiative are likely to offset the profits from the sales of our products during the research and development phase of this initiative.

         Our gross profit of $1,759,573 which we earned in the first nine months of 2003 represented an increase of $867,917 or 97% over the first nine months of 2002. Increased sales volumes coupled with increased operating efficiencies resulted in gross profit margins increasing 5.0 percentage points to 16.3% as compared to 11.3% in the first nine months of 2002. We realized the benefit of higher production volumes and reduced unit production costs from the addition of more efficient production equipment. Our product and customer mix has also improved resulting in reduced distribution costs as a percentage of sales.

         Selling, general and administrative expenses were $1,717,280 reflecting a slight increase of $13,060 or .8% over our selling, general and administrative expenses in the first three quarters of 2002. When we adjust our selling, general and administrative expenses for a non-recurring moving expense during 2002, our selling, general and administrative increased $63,060 or 3.8%. We incurred increased expenses for various insurance coverages, additional administrative costs to handle increased transaction activity and dialysate iron development costs. Dialysate iron development costs represented approximately 1% of sales for the nine month period. These increased costs were partially offset by reduced sales and marketing expenses. Selling, general and administrative costs dropped to 15.9% of sales in the first nine months of 2003 from 21.6% of sales in the first nine months of 2002 or a 5.7 percentage point to sales improvement.

         Interest expense in the first nine months of 2003 increased by $39,483 primarily due to higher average borrowings in the first three quarters of 2003 as compared to the first three quarters of 2002. In addition, we incurred additional expenses for credit line maintenance and renewal costs.

Net loss in the first nine months of 2003 was reduced to .9% of sales as compared to a loss of 11.5% of sales in the first nine months of 2002. Net loss of ($95,172) in the first three quarters of 2003 was a $812,692 improvement over our net loss in the first three quarters of 2002 and represented a net loss of ($.01) per share as compared to a net loss of ($.12) per share in the first three quarters of 2002. We achieved a profitable level of operations for the first time in our history during the third quarter of 2003 with earnings per share in the third quarter of $.01 per share. The improvement in our profitability during 2003 was directly attributable to higher sales volumes and increased operating efficiencies resulting in an $.11 per share improvement in earnings in the first three quarters of 2003.


LIQUIDITY AND CAPITAL RESOURCES

     We have utilized cash since our inception and anticipate that we will require additional cash to fund our development and operating requirements. During the first three quarters of 2003, however, we increased our revenue and reduced our losses such that we are generating positive earnings before interest, taxes, depreciation and amortization ("EBITDA"). In the third quarter of 2003, we achieved our first quarter of profitable operations. As a result of substantial progress in business development, we have reduced the amount of cash necessary to fund our operations.

     Our long term strategy is to expand our operations to serve dialysis providers throughout North America and abroad. We anticipate that as a result of our existing supply agreements and customer relationships we have the capability to capture substantial market share that will lead to our current core operations sustaining a profitable level of operations. We further anticipate that we will continue to realize increases in revenue and market share in the future.

     As of March 28, 2003, we renewed our line of credit with GE Healthcare Finance under a two year agreement. Under this new loan agreement, we have a $2.5 million credit limit. We anticipate that this credit line may be sufficient to fund much of our working capital requirements for business operations.

     In order to fund our working capital and capital expenditure requirements to achieve a sustained level of profitable operations and to continue to execute our new product development strategy, we will require additional financing. We estimate the cost to fund our new product development efforts will be between $1,000,000-$3,000,000 over the next 1-3 years. We believe that we will be able to raise the capital required to expand our operations through either debt or equity financing arrangements. We have identified potential sources of financing and we are currently in negotiations with potential lenders, strategic partners and investors; however, there can be no assurance that we will be successful in raising additional funds through either equity or debt financing arrangements. If we are not successful in raising additional funds, we may be required to alter our growth strategy, curtail our expansion plans or take other measures to conserve our cash resources.

     While we anticipate that we will continue to realize substantial growth in our business and to continue to improve our profitability, we compete in a highly competitive market against substantially larger companies with greater resources. There can be no assurance that we will be able to increase our sales levels and market share to increase our profitability and to sustain our operations. There can be no assurance that we will have or will continue to be able to raise sufficient funds to finance our operations and development efforts. If we are unable to sustain profitable operations and are unable to raise additional capital in the future, it may raise doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount or classification of liabilities that might be necessary should we be unable to continue as a going concern.


ITEM 3. CONTROLS AND PROCEDURES

     We carried out an evaluation under the supervision and with the participation of our management, including the our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2003. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2003 in ensuring that information required to be disclosed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the Exchange Act rules and forms. There was no change in our internal control over financial reporting identified in connection with such evaluation that occurred during our fiscal quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

PART II -- OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES

During the third quarter of 2003, we issued 12,389 Common Shares pursuant to elections to exercise Common Share Purchase Warrants which were acquired by certain investors during 2002 as part of a private placement of our Common Shares and such Common Share Purchase Warrants. The offer and sale of the above Common Shares upon exercise of the Common Share Purchase Warrants were exempt from the registration requirements of the Securities Act of 1933 (the "Act") under Section 4(2) of the Act. The issuance of such Common Shares was limited to persons qualifying as "Accredited Investors" within the meaning of Regulation D under the Act and were isolated transactions. We received $12,799 in gross proceeds in three transactions on August 1 and September 26 as a result of the exercise of the Common Share Purchase Warrants. Investors exercising these warrants received unregistered Common Shares.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         31.1 Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
         31.2 Certifications of the Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
         32.1 Certifications of the Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         (a) Reports on Form 8-K.

                  No reports on Form 8-K were filed by us during the quarter for which this report is filed. We furnished a Current Report on Form 8-K on August 7, 2003, reporting under Item 9 and Item 12 the information required by Item 12 -- Results of Operations and Financial Condition in connection with our press release regarding second quarter 2003 results. No financial statements were filed, although we furnished the financial information included in the press release furnished with the Form 8-K Current Report.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                       ROCKWELL MEDICAL TECHNOLOGIES, INC.
                                                  (Registrant)


Date: November 12, 2003                      /s/ ROBERT L. CHIOINI
                                             --------------------------------
                                               Robert L. Chioini
                                             President, Chief Executive
                                             Officer and Director (Principal
                                             Executive Officer)


Date: November 12, 2003                      /s/ THOMAS E. KLEMA
                                             -------------------------------
                                               Thomas E. Klema
                                             Vice President of Finance, Chief
                                             Financial Officer, Treasurer and
                                             Secretary (Principal Financial
                                             Officer and Principal Accounting
                                             Officer)

                              10-QSB EXHIBIT INDEX

EXHIBIT  NO.               DESCRIPTION


  EX-31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  EX-31.2 Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  EX-32.1 Certifications of the Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.