Form 10QSB
period 2004-06-30
ROCKWELL MEDICAL TECHNOLOGIES INC
filed 2004-08-13
CIK 1041024

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

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

         ---------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]
No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 8,551,814 Common Shares outstanding and 3,761,071 Common Share Purchase Warrants outstanding as of August 6, 2004.

Transitional Small Business Disclosure Format (Check one):
Yes [ ]  No [X]
================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                    AS OF JUNE 30, 2004 AND DECEMBER 31, 2003

                                 (Whole Dollars)
                                  (Unaudited)

                                                                                                JUNE 30,      DECEMBER 31,
                                                                                                 2004             2003
                                                                                             ------------     ------------
  ASSETS
Cash and  Cash Equivalents .............................................................     $    306,032     $    106,639
Restricted Cash and Cash Equivalents ...................................................            8,662            8,662
Accounts Receivable, net of a reserve of  $34,500 in 2004 and $34,500 in 2003 ..........        2,226,195        2,169,564
Inventory ..............................................................................        1,433,358        1,350,291
Other Current Assets ...................................................................          131,559          103,971
                                                                                             ------------     ------------
    Total Current Assets ...............................................................        4,105,806        3,739,127

Property and Equipment, net ............................................................        2,030,739        1,943,376
Intangible Assets ......................................................................          301,834          314,071
Goodwill ...............................................................................          920,745          920,745
Other Non-current Assets ...............................................................          125,271          127,467
                                                                                             ------------     ------------
     Total Assets ......................................................................     $  7,484,395     $  7,044,786
                                                                                             ============     ============

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Short Term Borrowings ..................................................................     $    498,594     $    642,018
Notes Payable & Capitalized Lease Obligations ..........................................          343,508          307,959
Accounts Payable .......................................................................        2,036,907        1,666,952
Accrued Liabilities ....................................................................          351,580          329,519
                                                                                             ------------     ------------
     Total Current Liabilities .........................................................        3,230,589        2,946,448

Long Term Notes Payable & Capitalized Lease Obligations ................................          913,980          926,230

     Shareholders' Equity:

Common Share, no par value, 8,551,814 and 8,519,405 shares  issued and outstanding .....       11,865,096       11,832,220
Common Share Purchase Warrants, 3,761,071 and 3,766,071 shares issued and outstanding...          320,150          320,150
Accumulated Deficit ....................................................................       (8,845,420)      (8,980,262)
                                                                                             ------------     ------------
      Total Shareholders' Equity .......................................................        3,339,826        3,172,108
                                                                                             ------------     ------------

     Total Liabilities and Shareholders' Equity ........................................     $  7,484,395     $  7,044,786
                                                                                             ============     ============

   The accompanying notes are an integral part of the consolidated financial statements.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                         CONSOLIDATED INCOME STATEMENTS

       FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003

                                 (WHOLE DOLLARS)
                                   (Unaudited)

                                       THREE MONTHS     THREE MONTHS      SIX MONTHS        SIX MONTHS
                                          ENDED             ENDED            ENDED             ENDED
                                      JUNE 30, 2004    JUNE 30, 2003     JUNE 30, 2004     JUNE 30, 2003
                                      -------------    -------------     -------------     -------------
Sales .............................    $ 4,382,924      $ 3,453,554       $ 8,690,768      $ 6,888,291
Cost of Sales .....................      3,700,686        2,881,154         7,313,570        5,843,091
                                       -----------      -----------       -----------      -----------
  Gross Profit ....................        682,238          572,400         1,377,198        1,045,200
Selling, General and
Administrative.....................        582,977          608,592         1,153,388        1,128,827
                                       -----------      -----------       -----------      -----------
  Operating Income (Loss) .........         99,261          (36,192)          223,810          (83,627)
Interest Expense, net .............         44,636           57,038            88,968           96,396
                                       -----------      -----------       -----------      -----------
  Net Income (Loss) ...............    $    54,625      $   (93,230)      $   134,842      $  (180,023)
                                       ===========      ===========       ===========      ===========

Basic Earnings (Loss)  Per
Share..............................    $      0.01      $     (0.01)      $      0.02      $     (0.02)

Diluted  Earnings (Loss)  Per
Share..............................    $      0.01      $     (0.01)      $      0.01      $     (0.02)

    The accompanying notes are an integral part of the consolidated financial statements.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

            FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND JUNE 30, 2003

                                 (WHOLE DOLLARS)
                                   (Unaudited)

                                                                         2004           2003
                                                                     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME (LOSS) .............................................    $   134,842     $  (180,023)
  Adjustments To Reconcile Net Income (Loss) To Net Cash Used For
     Operating Activities:
     Depreciation and Amortization ..............................        297,765         211,997
     Compensation Recognized for Stock Options & Warrants .......            -0-          52,500

     Changes in Assets and Liabilities:
       Decrease (Increase) in Accounts Receivable ...............        (56,631)        116,165
       (Increase) in Inventory ..................................        (83,067)        (93,458)
       (Increase) in Other Assets ...............................        (25,392)         (7,102)
       Increase (Decrease) in Accounts Payable ..................        369,954        (226,452)
       Increase (Decrease) in Other Liabilities .................         22,061         (44,567)
                                                                     -----------     -----------
          Changes in Assets and Liabilities .....................        226,925        (255,414)
                                                                     -----------     -----------
              CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ...        659,532        (170,940)

CASH FLOWS FROM INVESTING ACTIVITIES:
      (Increase) in Restricted Cash Equivalents .................              -          (1,140)
      Purchase of Equipment .....................................       (187,243)        (90,379)
                                                                     -----------     -----------
              CASH (USED IN) INVESTING ACTIVITIES ...............       (187,243)        (91,519)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from Borrowing on Line of Credit .................      8,108,522       7,045,730
       Payments on Line of Credit ...............................     (8,251,945)     (6,660,596)
       Payments on Notes Payable and Capital Lease Obligations ..       (162,349)        (94,871)
       Issuance of Common Shares ................................         32,876              --
                                                                     -----------     -----------
              CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ...       (272,896)        290,263

INCREASE IN CASH ................................................        199,393          27,804
CASH AT BEGINNING OF PERIOD .....................................        106,639             133
                                                                     -----------     -----------
CASH AT END OF PERIOD ...........................................    $   306,032     $    27,937
                                                                     ===========     ===========

     Supplemental Cash Flow Disclosure:
            Interest Paid .......................................    $    89,052     $    96,486
                                                                     ===========     ===========

     Non-Cash Investing and Financing Activity -
            Equipment Acquired Under Capital Lease Obligations ..    $   185,648     $       -0-
                                                                     ===========     ===========

    The accompanying notes are an integral part of the consolidated financial statements.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF  BUSINESS

      We manufacture, sell and distribute hemodialysis concentrates and other ancillary medical products and supplies used in the treatment of patients with kidneys that do not function properly. We supply our products to medical service providers who treat patients with kidney disease. Our products are used to cleanse patients' blood and replace nutrients during the kidney dialysis process. We primarily sell our products in the United States.

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

      In the opinion of our management, all adjustments have been included which are necessary to make the financial statements not misleading. All of these adjustments that are material are of a normal and recurring nature. Our operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004. You should read our unaudited interim financial statements together with the financial statements and related footnotes for the year ended December 31, 2003 included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. Our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 includes a description of our significant accounting policies.

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

                                                  Three months ended         Six months ended
                                                ----------------------    ----------------------
                                                       June 30,                  June 30,
                                                ----------------------    ----------------------
                                                  2004         2003         2004          2003
                                                ---------    ---------    ---------    ---------
Basic Weighted Average Shares Outstanding       8,544,296    8,488,283    8,539,889    8,488,283
Effect of Dilutive Securities                     735,060            -      772,230            -
                                                ---------    ---------    ---------    ---------
Diluted Weighted Average Shares Outstanding     9,279,356    8,488,283    9,312,119    8,488,283
                                                =========    =========    =========    =========

3. LINE OF CREDIT

      As of March 28, 2003, we renewed and expanded our credit facility under a $2,500,000 revolving line of credit facility with a financial institution. The two year loan facility is secured by our accounts receivable and other assets. We are obligated to pay interest at the rate of two percentage points over the prime rate, plus other fees aggregating .25% of the loan balance. As of June 30, 2004, our outstanding borrowings under this loan facility were $498,594.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Some of the statements in this report are forward-looking statements. These forward-looking statements include statements relating to our performance in this Management's Discussion and Analysis of Financial Condition and Results of Operations. In addition, we may make forward-looking statements in future filings with the Securities and Exchange Commission and in written material, press releases and oral statements. Forward-looking statements include statements regarding the intent, belief or current expectations of us or our officers, including statements preceded by, followed by or including forward-looking terminology such as "may," "might," "will," "should," "believe," "expect," "anticipate," "estimate," "continue," "predict," "forecast," "projected," or similar expressions, with respect to various matters.

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

OVERVIEW

      We operate in a single business segment; the manufacture and distribution of hemodialysis concentrates, dialysis kits and ancillary products used in the dialysis process. Our business has gained market share each year since our inception in 1996. Our sales have grown each year since we started. We incurred losses each year since we started until 2003 when the volume of our sales exceeded the cost of operating our business. We increased our sales by over 30% in 2003, allowing us to more fully utilize our facilities, equipment and staff, and causing our gross profit margins to increase. Those trends continued in the first half of 2004. In the last four consecutive quarters combined, we have earned $320,000.

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

      We are seeking to gain FDA approval for our iron supplemented dialysate product which we also refer to as dialysate iron. We believe our iron supplemented dialysate product has the potential to compete in the iron maintenance therapy market. If we are successful in introducing our dialysate iron product, we believe it is possible that we may also increase our market share for the other products we sell. The cost to obtain regulatory approval for a drug in the United States is expensive and we expect that the development costs of our iron supplemented dialysate product will require us to raise additional funds or collaborate with a strategic partner. We expect to incur substantial costs to conduct required clinical trials and to obtain marketing approval which may offset some or all of any profits generated from sales of our existing products during the approval process, and we may incur losses. We expect this process to take between one and three years and we might not be successful.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004

      Our sales in the second quarter of 2004 were $4,382,924. Sales in the second quarter increased $929,370 or 26.9% over our sales in the second quarter of 2003. Sales of our dialysis concentrates, which make up the majority of our sales, increased by 36% over the second quarter last year. We also realized sales increases in our ancillary product lines which increased 4% in total. We experienced a decrease of $31,000 in backhaul revenue as a result of a combination of higher fleet utilization and changes to government regulations that reduced driving time available for backhaul operations.

      Our dialysis concentrate sales increase was led by the development of new business primarily for our Dri-Sate Dry Acid concentrate product line which utilizes our patented Dri-Sate Dry Acid Mixing System. Dri-Sate Dry Acid unit volumes increased by 55% over the second quarter of 2003. Similarly, sales of our bicarbonate product lines grew by over 30% over the second quarter of 2003 due to unit volume growth.

      Gross profit increased to $682,238 in the second quarter of 2004 which represented an improvement of $109,838 or 19.2%. Gross profit margins in the second quarter of 2004 were 15.6% which was .9 percentage points lower than our gross profit margins in the second quarter of 2003. Nearly all, or .8 percentage points of the total .9 percentage point margin reduction was due to a reduction in the percentage allocation of operating expenses to selling, general and administrative expense for facility, depreciation and other costs. Selling, general and administrative expense was reduced by the same amount aggregating $34,200. In addition, increases in the global cost of oil resulted in higher delivery costs and increased material costs for our products thereby offsetting productivity gains made by virtue of higher plant production volumes. We would expect that additional increases in the price of oil may offset productivity improvements from higher volumes.

      Selling, general and administrative expense as a percent of sales in the second quarter of 2004 decreased by 4.3 percentage points to 13.3% of sales from 17.6% of sales in the second quarter of 2003. Our selling, general and administrative expenses decreased $25,615 or 4.2% compared to the second quarter of 2003. We reduced the allocation of facility, depreciation and other costs charged to selling, general and administrative expense by $34,200. Without this allocation change, selling, general and administrative costs increased by 1.5%. Our expenditures for research and development of our dialysate iron product increased by approximately $10,000 from the second quarter of 2003. In addition, we realized increases in personnel costs to handle increased transaction activity coupled with higher operating expenses including higher legal costs for securities filings and higher healthcare insurance costs. However, we offset these increases with reductions in other discretionary expenditures.

      We are developing a drug product, dialysate iron, to provide iron supplements for the treatment of anemic dialysis patients. This drug product will be delivered to patients via our regular dialysis concentrate products. The cost of developing this drug product is expected to be substantial. We may fund the cost of product development ourselves or we may collaborate with a strategic partner or other third party in the development of this product. Future expenditures on product development will increase substantially once we commence Phase III clinical trials for dialysate iron. If we fund and incur the cost of this product development ourselves, these future expenditures are likely to offset all of our income and we may incur losses during the product development phase for dialysate iron which may take one to three years.

      Our interest expense was $44,636 in the second quarter of 2004 and decreased by $12,402 over the second quarter of 2003. The decrease in interest expense was due to lower average borrowings under the line of credit.

      Our second quarter 2004 net income of $54,625 was an improvement of $147,855 over the second quarter 2003 loss of ($93,230). Our earnings per share was $.01 in the second quarter of 2004. Our earnings per share improved $.02 over the second quarter of 2003 where we reported a loss of ($.01) per share. The improvement in earnings per share was due to improved operating results due to higher sales volumes.

      Our sales for the first six months of 2004 were $8,690,768 and were $1,802,477 or 26.2% higher than the first six months of 2003. We have been successful at developing new business over the last year with our growth attributable to unit volume increases across the breadth of our product lines. Our growth has been primarily attributable to new dialysis centers purchasing products from our core concentrate product lines. Sales of our ancillary products grew 9%; primarily as a result of increases in sales of specialty kits.

      Our sales primarily consist of dialysis concentrate sales and sales of our concentrates increased by over 33% in the first six months of 2004 compared to the first six months of 2003. Increased sales of our Dri-Sate Dry Acid Concentrate product line was the primary catalyst behind increases in our sales and gross profit margins with Dri-Sate unit volume up over 43%. We also experienced solid growth in the rest of our product lines including our liquid acid concentrate sold in drums with first half sales up approximately 50% over a year ago.

      We entered into a significant supply contract with a customer in May, 2004. We did not anticipate nor did we realize much impact from this contract during the second quarter. However, we expect to realize increases in revenue from this contract in the second half of 2004.

      Gross profit of $1,377,198 in the first half of 2004 increased by $331,998 or 31.8% over the first half of 2003. Increased sales volumes coupled with increased operating efficiencies resulted in gross profit margins increasing .6 percentage points to 15.8% as compared to 15.2% in the first half of 2003. However, we changed the allocation of facility, depreciation and other operating costs to selling, general & administrative expense to reflect a more precise activity based cost allocation of those costs. Additional costs allocated to cost of sales aggregated $68,400 in the first six months of 2004 or .8% of sales. Without this expense allocation change, gross profit margins in the first half of 2004, increased by 1.4 percentage points to sales.

      Our margin improvement in the first half of 2004 has been negatively impacted by two factors that increased our distribution costs. First, the increased cost of oil increased our costs to deliver products. Our expectation that our margins will improve as we increase our volumes, may be negatively impacted if the cost of oil continues to increase. Second, as a result of changes to regulations governing work hours for truck drivers coupled with our substantial increases in sales volumes which has resulted in more efficient fleet utilization, we have seen a significant reduction in our potential for freight backhaul revenue. As a result of the regulation changes coupled with the impact of our growth, our backhaul revenue has decreased by $60,000 in the first six months of 2004 or approximately 1% of first half 2003 sales.

      Selling, general and administrative expense decreased as a percentage of sales by 3.1% in the first half of 2004 as compared to the first half of 2003 with the first half cost to sales of 13.3% as compared to 16.4% in the first half of 2003. Overall, selling, general and administrative expense decreased by $24,561 or 2.2%, but after adjusting for a reduction in allocation of facility, depreciation and other operating costs, these costs increased by 3.8%. We incurred increased expenses for sales and administrative costs to handle increased transaction activity. We also incurred higher costs for healthcare insurance. In addition, we increased spending on development of our dialysate iron product by over $20,000 from the first six months of last year.

      Interest expense decreased by $7,438 in the first six months of 2004 primarily due to lower average borrowings under the line of credit.

      Net income in the first half of 2004 was $134,842, an improvement of $314,865 over the first half results in 2003. Net income to sales improved by
4.1 percent to sales to 1.5% in the first half of 2004 as compared to a loss of 2.6% in the first half of 2003. Basic earnings per share aggregated $.02 as compared to a loss of ($.02) in the first half of 2003. The $.04 improvement in net income per share in the first half of 2004 was due to higher sales volumes and increased operating efficiencies as compared to the first half of 2003.

LIQUIDITY AND CAPITAL RESOURCES

      We have utilized cash since we started business, and expect that we will require additional cash to fund our business development and operating requirements. We have substantially grown our business and have reduced our operating cash requirements. Until 2003, we had incurred operating losses each year since inception. We had a net profit of $4,853 for 2003 as a whole and we reported a net profit of $320,000 over the last four consecutive quarters. We reported a net profit of $134,842 and our cash balance increased by $199,000 in the first half of 2004. In 2003, we required cash to fund our development and operating activities including capital expenditures and working capital which was primarily provided by increasing the borrowings under our line of credit and through capital lease arrangements for equipment. In 2004, we anticipate that we will increase the borrowings under our line of credit and utilize lease arrangements to fund certain capital expenditures for manufacturing equipment and transportation equipment.

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

      We renewed our line of credit with GE Healthcare Finance as of March 28, 2003 under a two year agreement. Under the new loan agreement, there is a $2.5 million credit limit. We are permitted to borrow up to 80% of our eligible accounts receivable, and we are required to maintain a net worth of at least $750,000. We anticipate that this credit line will be sufficient to fund much of our working capital requirements for our concentrate business operations in 2004. Borrowings under this line were $498,594 at June 30, 2004.

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

ITEM 3. CONTROLS AND PROCEDURES

      We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2004. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2004 in ensuring that information required to be disclosed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the Exchange Act rules and forms. There was no change in our internal control over financial reporting identified in connection with such evaluation that occurred during our fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the Company's annual meeting of its shareholders held May 27, 2004, the shareholders re-elected Mr. Ronald D. Boyd to the board of directors for a three year term expiring in 2007. Votes cast in favor were 8,014,574 while votes cast against were 6,250. Mr. Kenneth L. Holt continues to serve as a Class II director with a term expiring in 2005 and Mr. Robert L. Chioini continues to serve as a Class III director with a term expiring in 2006.

      In addition, the shareholders approved a proposal to increase the number of Common Shares with respect to which stock options may be granted under the Company's 1997 Stock Option Plan from 2,900,000 Common Shares to 3,900,000 Common Shares in the aggregate, and to increase the maximum number of Common Shares that may be granted to a participant each year from 200,000 Common Shares to 500,000 Common Shares. Votes cast in favor were 2,953,047 while votes cast against were 1,084,986. Total votes abstained were 17,950 and total non-votes were 3,964,841.

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

      (b) Reports on Form 8-K.

            No reports on Form 8-K were filed by us during the quarter for which this report is filed. We furnished a Current Report on Form 8-K on May 10, 2004, reporting under Item 9 and Item 12 the information required by Item 12 - Results of Operations and Financial Condition in connection with our press release regarding first quarter 2004 results. No financial statements were filed, although we furnished the financial information included in the press release furnished with the Form 8-K Current Report.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ROCKWELL MEDICAL TECHNOLOGIES, INC.
                                                  (Registrant)

    Date: August 13, 2004                      /s/ ROBERT L. CHIOINI
                                               ---------------------------------
                                               Robert L. Chioini
                                               President, Chief Executive
                                               Officer and Director (Principal
                                               Executive Officer)

    Date: August 13, 2004                      /s/ THOMAS E. KLEMA
                                               ---------------------------------
                                               Thomas E. Klema
                                               Vice President of Finance, Chief
                                               Financial Officer, Treasurer and
                                               Secretary (Principal Financial
                                               Officer and Principal Accounting
                                               Officer)

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