Form 10QSB
period 2004-09-30
ROCKWELL MEDICAL TECHNOLOGIES INC
filed 2004-11-12
CIK 1041024

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

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

                                30142 WIXOM ROAD
                              WIXOM, MICHIGAN 48393
                              ---------------------
                         (Address of principal executive
                                    offices)

                                 (248) 960-9009
                                 --------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


    Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]


    State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 8,553,031 Common Shares outstanding as of November 1, 2004.


Transitional Small Business Disclosure Format (Check one):
Yes [ ]  No [X]

================================================================================

                         PART I -- FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                 AS OF SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

                                 (Whole Dollars)
                                   (Unaudited)

                                                                                                   SEPTEMBER 30,       DECEMBER 31,
                                                                                                       2004                2003
                                                                                                   -------------       ------------
                                     ASSETS
Cash and  Cash Equivalents .................................................................       $     62,026        $    106,639
Restricted Cash and Cash Equivalents .......................................................              8,662               8,662
Accounts Receivable, net of a reserve of  $34,500 in 2004 and $34,500 in 2003 ..............          2,302,866           2,169,564
Inventory ..................................................................................          1,437,712           1,350,291
Other Current Assets .......................................................................            145,921             103,971
                                                                                                   ------------        ------------
    Total Current Assets ...................................................................          3,957,187           3,739,127

Property and Equipment, net ................................................................          1,987,917           1,943,376
Intangible Assets ..........................................................................            369,077             314,071
Goodwill ...................................................................................            920,745             920,745
Other Non-current Assets ...................................................................            123,312             127,467
                                                                                                   ------------        ------------
     Total Assets ..........................................................................       $  7,358,238        $  7,044,786
                                                                                                   ============        ============


                        LIABILITIES AND SHAREHOLDERS' EQUITY

Short Term Borrowings ......................................................................       $    373,874        $    642,018
Notes Payable & Capitalized Lease Obligations ..............................................            338,826             307,959
Accounts Payable ...........................................................................          1,935,721           1,666,952
Accrued Liabilities ........................................................................            446,417             329,519
                                                                                                   ------------        ------------
     Total Current Liabilities .............................................................          3,094,838           2,946,448

Long Term Notes Payable & Capitalized Lease Obligations ....................................            858,298             926,230

     Shareholders' Equity:
Common Share, no par value, 8,551,814 and 8,519,405 shares issued and
  outstanding ..............................................................................         11,865,096          11,832,220
Common Share Purchase Warrants, 3,761,071 and 3,766,071 shares issued and
  outstanding ..............................................................................            320,150             320,150
Accumulated Deficit ........................................................................         (8,780,144)         (8,980,262)
                                                                                                   ------------        ------------
      Total Shareholders' Equity ...........................................................          3,405,102           3,172,108
                                                                                                   ------------        ------------

     Total Liabilities and Shareholders' Equity ............................................       $  7,358,238        $  7,044,786
                                                                                                   ============        ============


    The accompanying notes are an integral part of the consolidated financial statements.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                         CONSOLIDATED INCOME STATEMENTS

  FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003


                                 (WHOLE DOLLARS)
                                   (Unaudited)

                                                     THREE MONTHS ENDED  THREE MONTHS ENDED   NINE MONTHS ENDED   NINE MONTHS ENDED
                                                       SEPT. 30, 2004      SEPT. 30, 2003      SEPT. 30, 2004      SEPT. 30, 2003
                                                     ------------------  ------------------   -----------------   -----------------
SALES ..........................................        $  4,473,872        $  3,938,878        $ 13,164,640        $ 10,827,169
Cost of Sales ..................................           3,753,177           3,224,504          11,066,748           9,067,596
                                                        ------------        ------------        ------------        ------------
  GROSS PROFIT .................................             720,695             714,374           2,097,892           1,759,573
Selling, General and Administrative
                                                             606,304             588,454           1,759,692           1,717,280
                                                        ------------        ------------        ------------        ------------
  OPERATING INCOME .............................             114,391             125,920             338,200              42,293
Interest Expense, net ..........................              49,114              41,070             138,082             137,466
                                                        ------------        ------------        ------------        ------------
  NET INCOME (LOSS) ............................        $     65,277        $     84,850        $    200,118        $    (95,173)
                                                        ============        ============        ============        ============

BASIC EARNINGS (LOSS) PER SHARE ................        $        .01        $        .01        $        .02        $       (.01)

DILUTED EARNINGS (LOSS) PER SHARE ..............        $        .01        $        .01        $        .02        $       (.01)






    The accompanying notes are an integral part of the consolidated financial statements.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003

                                 (WHOLE DOLLARS)
                                   (Unaudited)

                                                                                                    2004                   2003
                                                                                                ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME (LOSS) ..................................................................          $    200,118           $    (95,172)
  Adjustments To Reconcile Net Income (Loss) To Net Cash Used For
     Operating Activities:
     Depreciation and Amortization ...................................................               462,250                318,064
     Compensation Recognized for Stock Options & Warrants ............................                   -0-                 77,021

     Changes in Assets and Liabilities:
       (Increase) in Accounts Receivable .............................................              (133,302)              (314,932)
       Decrease (Increase) in Inventory ..............................................               (87,421)               121,860
       Decrease (Increase) in Other Assets ...........................................               (37,795)                13,717
       Increase (Decrease) in Accounts Payable .......................................               268,769               (212,482)
       Increase (Decrease) in Other Liabilities ......................................               116,898                (10,631)
                                                                                                ------------           ------------
          Changes in Assets and Liabilities ..........................................               127,149               (402,468)
                                                                                                ------------           ------------
           CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ...........................               789,517               (102,555)

CASH FLOWS FROM INVESTING ACTIVITIES:
       (Increase) in Restricted Cash Equivalents .....................................                  --                   (1,140)
       Purchase of Equipment .........................................................              (277,149)              (128,905)
       Purchase of Intangible Assets and Patent Licensing Fees .......................               (75,000)                (2,218)
                                                                                                ------------           ------------
           CASH (USED IN) INVESTING ACTIVITIES .......................................              (352,149)              (132,263)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from Borrowing on Line of Credit .....................................            12,147,230             10,623,963
       Payments on Line of Credit ....................................................           (12,415,374)           (10,039,636)
       Payments on Notes Payable and Capital Lease Obligations .......................              (246,713)              (143,143)
       Issuance of Common Shares .....................................................                32,876                  6,800
                                                                                                ------------           ------------
            CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ..........................              (481,981)               447,984

INCREASE (DECREASE) IN CASH ..........................................................               (44,613)               213,666
CASH AT BEGINNING OF PERIOD ..........................................................               106,639                    133
                                                                                                ------------           ------------
CASH AT END OF PERIOD ................................................................          $     62,026           $    213,299
                                                                                                ============           ============


     Supplemental Cash Flow Disclosure:
         Interest Paid ...............................................................          $    138,166           $    137,592
                                                                                                ============           ============

     Non-Cash Investing and Financing Activity --
         Equipment Acquired Under Capital Lease Obligations ..........................          $    209,648           $        -0-
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

    We are regulated by the United States Food and Drug Administration (the "FDA") under the Federal Drug and Cosmetics Act, as well as by other Federal, state and local agencies. We have received 510(k) approval from the FDA to market hemodialysis solutions and powders. We also have 510(k) approval to sell our Dri-Sate Dry Acid Concentrate product line and Dri-Sate(R) Dry Acid Mixing System.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    Our consolidated financial statements include our accounts and the accounts of our wholly owned subsidiary, Rockwell Transportation, Inc. All intercompany balances and transactions have been eliminated.

    In the opinion of our management, all adjustments have been included which are necessary to make the financial statements not misleading. All of these adjustments that are material are of a normal and recurring nature. Our operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004. You should read our unaudited interim financial statements together with the financial statements and related footnotes for the year ended December 31, 2003 included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. Our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 includes a description of our significant accounting policies.

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

                                                                         Three months ended                  Nine   months ended
                                                                            September 30,                       September 30,
                                                                       2004              2003              2004              2003
                                                                     ---------         ---------         ---------         ---------
Basic Weighted Average Shares Outstanding                            8,551,814         8,492,923         8,543,879         8,489,858
Effect of Dilutive Securities                                          604,363           525,278           728,428              --
                                                                     ---------         ---------         ---------         ---------
Diluted Weighted Average Shares Outstanding                          9,156,177         9,018,201         9,272,307         8,489,858
                                                                     =========         =========         =========         =========


3.  LINE OF CREDIT

    As of March 28, 2003, we renewed and expanded our credit facility under a $2,500,000 revolving line of credit facility with a financial institution. The two year loan facility is secured by our accounts receivable and other assets. We are obligated to pay interest at the rate of two percentage points over the prime rate, which was 4.75% at September 30, 2004, plus other fees aggregating ..25% of the loan balance. As of September 30, 2004, our outstanding borrowings under this loan facility were $373,874.

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

OVERVIEW

    We operate in a single business segment: the manufacture and distribution of hemodialysis concentrates, dialysis kits and ancillary products used in the dialysis process. Our business has gained market share each year and our sales have grown each year since our inception in 1996. We incurred losses each year since we started until 2003 when in the second half of 2003, the volume of our sales exceeded the cost of operating our business. We increased our sales by over 21% for the first nine months of 2004, allowing us to more fully utilize our facilities, equipment and staff, which resulted in a 19% increase in our gross profit. In the first nine months of 2004, we have earned $200,118.

    We believe that our core concentrate and supply business can continue to be profitable. However, the dialysis supply market is very competitive and we compete against companies with substantially greater resources than us. We expect to continue growing our business while executing our strategic plan to expand our product lines and our geographic reach, and to develop our proprietary technology.

    We are seeking to gain FDA approval for our iron supplemented dialysate product (which we also refer to as dialysate iron). We believe our iron supplemented dialysate product has the potential to compete in the iron maintenance therapy market. If we are successful in introducing our dialysate iron product, we believe it is possible that we may also increase our market share for the other products we sell. The cost to obtain regulatory approval for a drug in the United States is substantial and we expect that the development costs of our iron supplemented dialysate product will require us to raise additional funds or collaborate with a strategic partner. These substantial costs include those expected to be incurred in order to conduct required clinical trials and to obtain marketing approval which costs may offset some or all of any profits generated from sales of our existing products during the approval process, and we may incur losses. We expect the approval process to take between two and three years and there is no assurance we will be successful.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004

    Our sales in the third quarter of 2004 were $4,473,872 and increased $534,994, or 13.6%, over our sales in the third quarter of 2003. Sales of our dialysis concentrates, which make up the majority of our sales, increased by 30% over the third quarter last year. However, we experienced an overall decrease in ancillary product sales which decreased by 54% from the third quarter last year. This decrease in ancillary product sales was due to a reduction in blood tubing sales to a single customer.

    Our dialysis concentrate sales increase was led by the development of new business primarily for our Dri-Sate Dry Acid concentrate product line which utilizes our patented Dri-Sate Dry Acid Mixing System. Dri-Sate Dry Acid unit volumes increased by 41% over the third quarter of 2003. Similarly, unit volume growth of our bicarbonate product lines increased by over 30% compared to the third quarter of 2003. We also experienced substantial growth in our liquid product lines with our aggregate liquid product sales in all of our product lines up 28% from the third quarter of 2003.

    Our ancillary product sales decreased due to a reduction in blood tubing sales of $478,000 from the third quarter of 2003, with all of the decline due to a single customer which reduced purchases by $531,000. Beginning in July 2004, a kit re-packager engaged by our blood tubing customer began using another supplier in violation of our supply agreement with our customer. We are seeking to recover lost profits from the parties involved but have not included any expected recovery in our results.

    Other increases in our sales for the third quarter of 2004 included a 29% increase in sales of specialty kits and a doubling of freight billed to customers offset by a $9,000 decrease in backhaul freight revenue as compared to the third quarter of 2003. The decrease in backhaul revenue resulted from a combination of higher fleet utilization and changes to government regulations that reduced driving time available for backhaul operations.

    Gross profit increased to $720,695 in the third quarter of 2004 which represented an increase of $6,300 from the third quarter of 2003. In 2004, we made a change to the relative allocation of certain costs for facility, depreciation and other costs that increased the portion of those costs included in cost of goods sold. As a result, we increased cost of sales by $34,200 from the third quarter last year or .8% of sales for this change in allocations. Overall, our comparable gross profit margins decreased by 1.2 percentage points after adjusting for this change in allocations. Despite higher sales volumes, our gross profit margins decreased largely due to increased delivery costs for our products which more than offset productivity improvements from higher production volumes.

    We experienced substantially higher delivery costs in the third quarter of 2004 due to several contributing factors including additional fleet resources added to support new business growth, higher fuel costs to operate our fleet, increased frequency of deliveries for certain customers and a higher growth rate in customers in territories beyond our traditional distribution footprint. As a result of a combination of these factors, our distribution costs were up approximately 2 percentage points to sales as compared to the third quarter of 2003. We anticipate that the negative impact from some of these factors may be mitigated in the future as we gain efficiencies from our fleet additions, reduce delivery frequency for certain customers and optimize our distribution efforts in certain markets. We would expect that if the cost of fuel continues to increase that it may offset any future distribution improvements and other productivity improvements from higher sales volumes.

    Selling, general and administrative expense as a percent of sales in the third quarter of 2004 decreased by 1.3 percentage points to 13.6% of sales from 14.9% of sales in the third quarter of 2003. Our selling, general and administrative expenses increased $17,850, or 3.0%, compared to the third quarter of 2003. We reduced the allocation of facility, depreciation and other costs charged to selling, general and administrative expense by $34,200. Without this allocation change, selling, general and administrative costs increased by $52,000, or 8.8% compared to the third quarter of 2003. The majority of the cost increase was due to additional resources and expenses, including additional personnel costs, to handle increased transaction activity associated with our 30% increase in concentrate sales.

    Operating income in the third quarter of 2004 was $114,400, or 2.6% of sales, which was $11,500 lower than the third quarter of 2003. While we experienced a significant sales increase of 13.6%, higher costs for distribution of our products offset much of the favorable impact from our business growth resulting in minimal change to operating income.

    Interest expense for the three months was $49,100 and increased $8,000 over the third quarter of last year due to increased interest expense resulting from additional transportation equipment under capitalized leases.

    Earnings after tax for the three months was $65,277, or 1.5% of sales, which was $19,600 lower than the third quarter of 2003. Earnings per share of $.01 was the same as the third quarter of 2003. Fully diluted earnings per share was $.01.

    Our sales for the first nine months of 2004 were $13,164,640 and were $2,337,471 or 21.6% higher than our sales for the first nine months of 2003. We have been successful at developing new business over the last year, with unit volume increases across the breadth of our dialysis concentrate product lines. Our growth has been primarily attributable to new dialysis centers purchasing products from our core concentrate product lines.

    Our sales primarily consist of dialysis concentrate sales. Sales of our concentrates increased by over 30% in the first nine months of 2004 compared to the first nine months of 2003. Increased sales of our acid concentrates, particularly our Dri-Sate Dry Acid Concentrate product line, have been the primary reason for the increase in our sales. Dri-Sate unit volumes were up 43% over the first nine months of 2003. We also experienced solid growth in the rest of our product lines including our liquid acid concentrate sold in drums with unit volume growth up over 46% compared to the first nine months of last year. Our bicarbonate products sales have increased over 30% as compared to the first nine months of last year.

    We entered into a significant customer supply contract with a customer in May, 2004. We realized increased revenues from this contract in the third quarter and anticipate that we will continue to realize increased revenue from this contract in both the fourth quarter of 2004 and throughout 2005. We also expect to realize additional increases in revenue from new customers we recently obtained.

    Our ancillary product sales decreased entirely due to a reduction in blood tubing sales of $433,000 from the first nine months of 2003, with the decline due to a $563,000 reduction of purchases from a single customer. Beginning in July 2004, a kit re-packager engaged by our blood tubing customer began using another supplier in violation of our supply agreement with our customer. We are seeking to recover lost profits from the parties involved but have not included any expected recovery in our results.

    Gross profit of $2,097,892 in the first nine months of 2004 increased by $338,319, or 19.2%, over the first nine months of 2003. We changed the allocation of facility, depreciation and other operating costs to selling, general & administrative expense to reflect a more precise activity based cost allocation of those costs. Additional costs allocated to cost of sales aggregated $102,600 in the first nine months of 2004, or .8% of sales. Excluding this expense allocation change, gross profit margins in the first nine months of 2004 improved by .5 percentage points despite higher delivery costs that increased approximately 1.1 percentage points.

    Our half percentage point gross profit margin improvement in the first nine months of 2004 has been negatively impacted by several factors that increased our distribution costs. First, increased fuel costs have increased our costs to deliver products. Second, we added additional fleet resources to handle new business, and during the new business start-up phase, we have not yet realized efficiencies from these additions. Third, we temporarily incurred higher costs to accommodate requests from certain clinics for more frequent deliveries. Fourth, as a result of changes to regulations governing work hours for truck drivers coupled with increased fleet utilization, we have seen a significant reduction in our potential for backhaul freight revenue. Our expectation that our margins will improve as we increase our volumes, may be negatively impacted if the cost of fuel continues to increase. We also anticipate that some of these negative factors may be partially mitigated if we gain distribution efficiencies from our new business.

    Selling, general and administrative expense decreased as a percentage of sales by 2.5% in the first nine months of 2004 as compared to the first nine months of 2003 with cost to sales of 13.4% in the first nine months of 2004 as compared to 15.9% in the first nine months of 2003. Overall, reported selling general and administrative expense increased by $42,412, or 2.5%. However, after adjusting for a reduction in allocation of facility, depreciation and other costs from cost of sales, these costs increased by 8.4%. We incurred increased expenses for sales and administrative costs, primarily personnel, to handle increased transaction activity. We also incurred higher costs for healthcare insurance. We recognized $110,000 of costs related to our dialysate iron product development in the first nine months of 2004.

    Interest expense increased by $573 in the first nine months of 2004 primarily due to higher interest expense related to higher interest expense on capitalized lease obligations and offset by lower average borrowings under our line of credit.

    Net income in the first nine months of 2004 was $200,118, an improvement of $295,291 over the first nine months results in 2003. Net income to sales improved by 2.4 percentage points to sales, or 1.5%, in the first nine months of 2004 as compared to a loss of (.9%) in the first nine months of 2003. Basic earnings per share was $.02 as compared to a loss of ($.01) in the first nine months of 2003. The $.03 improvement in net income per share in the first nine months of 2004 was due to higher sales volumes and increased operating efficiencies as compared to the first nine months of 2003. Similarly, fully diluted earnings per share improved $.03 with nine month results of $.02 per share in 2004 as compared to a fully diluted loss of ($.01) per share in the first nine months of 2003.

LIQUIDITY AND CAPITAL RESOURCES

    We have utilized cash since we started business, and expect that we will require additional cash to fund our business development and operating requirements. We have substantially grown our business and have reduced our operating cash requirements. In the first nine months of 2004, we have earned $200,000. Our business is profitable and growing steadily and we expect to require additional capital for business expansion and product development.

    Our long term strategy is to expand our product line and operations to serve dialysis providers. We anticipate that, as a result of our existing supply agreements and our customer relationships, we have the capability to capture substantial market share that will lead to sustaining profitable operations. We expect that we will continue to realize substantial growth during the year ahead and that we will require additional working capital and capital expenditures to fund this growth.

    We renewed our line of credit with GE Healthcare Finance as of March 28, 2003 under a two year agreement. Under this loan agreement, there is a $2.5 million credit limit. We are permitted to borrow up to 80% of our eligible accounts receivable, and we are required to maintain a net worth of at least $750,000. Our net worth was $3.4 million as of September 30, 2004. Borrowings under this line were less than $375,000 at September 30, 2004.

    We anticipate that this credit line will be sufficient to fund much of our working capital requirements for our concentrate business operations in 2004; however, in order for us to fund our future working capital and capital expenditure requirements and to continue to execute our new product development strategy, we will require additional financing. We are evaluating options to fund our business expansion and product development plans. These options include a combination of debt, equity and internal financing alternatives. We expect to raise additional capital when and as needed for our development. We have identified possible sources of financing and potential strategic alliances and are currently in negotiations with potential strategic partners, investors and lenders. However, we might not be successful in raising additional funds or achieving a satisfactory strategic alliance. If we are not successful in arranging additional financing, we may be required to alter our growth strategy, defer spending on product development, curtail production expansion plans or take other measures to conserve our cash resources.

    While we have raised our sales level each year and have customer commitments for additional business, we might not be able to continue to increase our sales levels and to sustain profitable operations. There can be no assurance that we will have or be able to raise sufficient funds to carry out our business plans and continue a profitable level of operations. These factors, among others, may raise doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount or classification of liabilities that might be necessary should we be unable to continue as a going concern.

ITEM 3. CONTROLS AND PROCEDURES

    We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2004. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2004 in ensuring that information required to be disclosed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the Exchange Act rules and forms. There was no change in our internal control over financial reporting identified in connection with such evaluation that occurred during our fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

    The Michigan Court of Appeals rendered a decision with respect to defendant's appeal and remanded for retrial. The Appeals court concluded that the trial court erred with regard to the breach of duty claim against the defendant by failing to give the jury any instruction on ratification in response to a request for such instruction. The Appeals court affirmed the breach of contract claim against Wall Street Partners, Inc. and therefore, the judgment against Wall Street Partners, Inc. was affirmed. The defendant unsuccessfully sought a rehearing in the Michigan Court of Appeals. We are proceeding to retry the suit against Mr. Lewis which is scheduled to begin in January 2005.



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



   (b) Reports on Form 8-K.

            No reports on Form 8-K were filed by us during the quarter for which this report is filed. We furnished a Current Report on Form 8-K on August 12, 2004, reporting under Item 9 and Item 12 the information required by Item 12 -- Results of Operations and Financial Condition in connection with our press release regarding second quarter 2004 results. No financial statements were filed, although we furnished the financial information included in the press release furnished with the Form 8-K Current Report.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                            ROCKWELL MEDICAL TECHNOLOGIES, INC.
                                                        (Registrant)


      Date: November 12, 2004                   /s/ ROBERT L. CHIOINI
                                                --------------------------------
                                                  Robert L. Chioini
                                                President, Chief Executive
                                                Officer and Director (Principal
                                                Executive Officer)


      Date: November 12, 2004                   /s/ THOMAS E. KLEMA
                                                --------------------------------
                                                  Thomas E. Klema
                                                Vice President of Finance, Chief
                                                Financial Officer, Treasurer and
                                                Secretary (Principal Financial
                                                Officer and Principal Accounting
                                                Officer)

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