Form 10KSB
period 2004-12-31
ROCKWELL MEDICAL TECHNOLOGIES INC
filed 2005-03-22
CIK 1041024

                                                                               .
                                                                               .
                                                                               .

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                  FORM 10-KSB

(Mark One)
   [X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934.

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes [X]    No [ ]

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

    State issuer's revenues for its most recent fiscal year: $17,944,710

    The aggregate market value of the voting and non voting common equity held by non-affiliates computed by reference to the price at which our common shares were last sold on March 7, 2005 was $26,783,000. In making this calculation, we have excluded common shares held by our executive officers and directors. Determination of common share holdings was determined by reference to public filings, information provided to us by our transfer agent and discussions with certain shareholders.

    State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 8,596,531 common shares outstanding as of March 7, 2005.

    Documents incorporated by reference: Portions of the Registrant's definitive Proxy Statement pertaining to the 2004 Annual Meeting of Shareholders (the "Proxy Statement") filed pursuant to Regulation 14A are herein incorporated by reference to Parts II and III.

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

     We have also entered into two licensing agreements covering three U.S. patents, two issued and one pending, as well as several foreign patents for iron supplemented dialysate for treatment of iron deficiency in dialysis patients. We are planning to conduct clinical trials of iron supplemented dialysate also known as dialysate iron. To realize a commercial benefit from this therapy, and pursuant to the agreements, we must complete clinical trials and obtain U.S. Food and Drug Administration ("FDA") approval to market iron supplemented dialysate. We will also seek foreign market approval for this product. We believe this product will substantially improve iron maintenance therapy and, if approved, will compete for the global market for iron maintenance therapy. We estimate that the global market size for intravenous iron maintenance therapy to exceed $500,000,000 per year, with the market size in the United States for such therapy to be $300,000,000 per year. We cannot, however, give any assurance that this product will be approved by the FDA or, if approved, that it will be successfully marketed.

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

DIALYSIS INDUSTRY TRENDS

     According to statistics compiled by the Centers for Medicare and Medicaid Services ("CMS"), the dialysis industry has experienced steady patient population growth with the patient population increasing between 4-9% each year over the last ten years. ESRD is an irreversible deterioration of kidney function. Population segments with the highest incidence of ESRD are also the fastest growing within the U.S. population including the elderly, Hispanic and African-American population segments. More than 73% of new ESRD cases are attributed to either diabetes, (45%) or hypertension (28%), while glomerulonephritis is the primary factor behind nearly (8%) of treated cases.

     Hemodialysis providers are generally either independent clinics or hospitals. According to the CMS, since 1973 the total number of hemodialysis providers in the United States increased from 606 in 1973 to 4,433 in December 2002. The number of patients receiving hemodialysis has also grown substantially in the last decade with annual patient growth averaging about 14,000 patients or between 4-9%. According to the CMS, in 2002, more than 298,000 patients were treated in Medicare-approved renal facilities as compared to 157,525 patients in 1993 and, from 1993 to 2002, the number of hemodialysis stations, which are areas equipped to provide adequate and safe dialysis therapy, grew from 35,240 stations to 72,115 stations or 104%. In addition, according to CMS, the number of Medicare-approved dialysis machines increased by approximately 4,000 stations or 5.8% between 2001 and 2002.

     According to reports by major companies in our industry there are believed to be 1.3 million kidney dialysis patients globally.

STRATEGY

     Our long term objectives are to increase our market share, expand our product line, expand our geographical selling territory and improve our profitability by implementing the following strategies:

     - Increasing Sales Through Sales of New Innovative Products. We have signed global licensing agreements for delivery of iron supplemented dialysate. The FDA considers this product to be a combination pharmaceutical drug (iron) and device (dialysate). We believe iron supplemented dialysate will substantially improve iron maintenance therapy. See PRODUCTS -- "Iron Supplemented Dialysate" on page 5 below. This product requires FDA approval before it can be included in our product line. In addition, to be commercially successful, the drug portion of the product will need to be reimbursed by Medicare (CMS). If it is not reimbursed it may not be adopted by dialysis providers. If it is not adopted by dialysis providers, our entire investment may be worthless or of limited commercial value. We believe that if FDA approval is obtained for this drug and providers are reimbursed by insurers and CMS for using this drug, the superiority of this drug will enable us to capture market share in the market for iron maintenance therapy. The process of obtaining FDA approval for a new drug may take several years and many drugs that undergo clinical trials are never approved for patient use. It is possible that our new proprietary product may never be approved to be marketed.

      We introduced two new product lines in 1999; Dri-Sate(R) Dry Acid Concentrate and SteriLyte(R) Liquid Bicarbonate which we believe are superior to competitors' product offerings and have acted as a catalyst to attract new customers and to expand our existing business relationships with dialysis providers. See PRODUCTS -- "Dri-Sate Dry Acid Concentrate" and "SteriLyte Liquid Bicarbonate" on page 4 below.

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

     - Expanding Market Share in Target Regions. Because of the costs associated with transporting and delivering hemodialysis concentrates, we believe we have a cost advantage with respect to certain customers located near our manufacturing facilities. Our long range strategy is to add additional manufacturing facilities or distribution centers in locations which will provide us with a competitive cost advantage and allow us to provide customers with superior customer service levels due to our proximity to them. We would expect to execute this strategy by leveraging off of our existing customer relationships by serving those customers in areas where we currently only have a minor or negligible presence. We expect to add additional manufacturing or distribution capabilities.

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

  "STERILYTE(R) LIQUID BICARBONATE"

     In June of 1997, we obtained 510(k) clearance from the FDA to manufacture and market SteriLyte Liquid Bicarbonate. Our SteriLyte Liquid Bicarbonate is mostly used in acute care settings. Our SteriLyte Liquid Bicarbonate offers the dialysis community a high-quality product and provides the clinic a safe and uninterrupted supply of bicarbonate.

  "ANCILLARY PRODUCTS"

     We offer a wide range of ancillary products including blood tubing, fistula needles, specialized custom kits, dressings, cleaning agents, filtration salts and other supplies used by hemodialysis providers.

  "IRON SUPPLEMENTED DIALYSATE"

     We have licensed the exclusive right to manufacture and sell a product that we believe will substantially improve the treatment of dialysis patients with iron deficiency. Iron deficiency is pervasive in the dialysis patient population. Blood has several components including plasma which contains electrolytes, proteins, nutrients, hormones and other substances, and white blood cells, red blood cells and platelets. Red blood cells carry oxygen throughout the body to nourish tissues and sustain life. The most important constituent of red blood cells is hemoglobin, a complex molecule composed of protein and iron, which is responsible for carrying oxygen to body tissues. Red blood cells are produced in bone marrow. The body regulates the production of red blood cells so that enough red blood cells are produced to carry oxygen, but not so many that the blood becomes viscous or thick. A healthy kidney triggers the release of a hormone, erythropoietin which acts in the bone marrow to increase the production of red blood cells. The kidneys of patients with ESRD are often deficient in the production of this hormone.

     Anemia is characterized by an abnormally low number of red blood cells in the circulatory system. Severe anemia associated with ESRD is mainly due to a deficiency in erythropoietin, a hormone produced by healthy kidneys that stimulates red blood cell production. Most dialysis patients receive replacement therapy of recombinant human erythropoietin (Epoetin alfa). Treatment with this drug therapy requires adequate amounts of iron for new hemoglobin synthesis and new red blood cell formation. Dialysis patients being treated with Epoetin alfa therapy require rapid mobilization of iron reserves in order to meet the demands of new red blood cell growth. The demands of this therapy can outstrip the body's ability to mobilize iron stores and iron deficiency can result. Iron supplementation is required, not only to maintain proper iron balance, but to ensure good therapeutic response.

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

     We are currently in the process of seeking FDA approval of iron supplemented dialysate. A Phase II clinical trial on one of our licensed iron supplemented dialysate products under an Investigational New Drug (IND) exemption was completed by one of our licensors. We plan to conduct further product testing and clinical trials in order to obtain FDA approval for iron supplemented dialysate. We currently expect that the scope, duration and cost of this testing is likely to be greater than we initially anticipated. We now estimate the cost to obtain FDA approval to be between $5-7 million. However, this estimate may be modified as the approval process progresses. We plan to conduct safety pharmacology testing and to conduct clinical trials. We will be required to pay the cost of obtaining marketing approval of the product in order to realize any benefit from commercialization of the product. In addition to funding, safety pharmacology testing, clinical trials and patent maintenance expenses, we are obligated to make certain milestone payments and to pay ongoing royalties upon successful introduction of the product. The milestone payments include a payment of $50,000 which will become due upon completion of Phase III clinical trials, a payment of $100,000 which will become due upon FDA approval of the product and a payment of $175,000 which will become due upon issuance of a reimbursement code covering the product.

DISTRIBUTION AND DELIVERY OPERATIONS

     The majority of our products are delivered by our subsidiary, Rockwell Transportation, Inc. Rockwell Transportation, Inc. operates a fleet of 22 trucks which are used to deliver products to our customers. A portion of our deliveries, primarily to medical products distributors, is provided by common carriers chosen by us based on rates.

     Rockwell Transportation, Inc. currently employs 22 drivers to operate its truck fleet and a fleet operations manager to manage its distribution operations. We perform services for customers that are generally not available from common carriers, such as stock rotation, non-loading-dock delivery and drum pump-offs. Certain of our competitors use common carriers and/or do not perform the same services upon delivery of their products. We believe we offer a higher level of service to our customers because of the use of our own delivery vehicles and drivers.

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

COMPETITION

  DIALYSIS CONCENTRATE AND SUPPLIES COMPETITION

     We compete against larger more established competitors with substantially greater financial, technical, manufacturing, marketing, research and development and management resources than ours. We compete against three major competitors, of which our two largest competitors are primarily in the business of operating hemodialysis clinics. The two largest manufacturers of hemodialysis concentrates are Fresenius Medical Care, Inc. ("Fresenius") and Gambro Healthcare, Inc. ("Gambro") who we believe also have, respectively, the first and third largest ESRD patient base in the United States. Gambro recently announced its intention to sell its clinic business to DaVita, Inc. These companies produce and sell a more comprehensive line of dialysis equipment, supplies and services than we sell.

     Fresenius treats over 80,000 dialysis patients in North America and operates in over 1,100 clinics. It also has a renal products business that manufactures a broad array of equipment and supplies including dialysis machines, dialyzers (artificial kidneys), concentrates and other supplies used in hemodialysis. In addition to its captive customer base in its own clinics, Fresenius also serves other clinic chains and independent clinics with its broad array of products. We believe Fresenius manufactures its concentrate in its own regional manufacturing facilities. Fresenius operates an extensive warehouse network in the United States serving its captive customer base and other independent clinics.

     Gambro treats an estimated 42,500 dialysis patients in the United States and operates approximately 580 clinics. Gambro manufactures and sells hemodialysis machines, dialyzers and other ancillary supplies. Gambro sells its concentrate solutions both to its own captive clinic base and to other clinic chains and independent clinics. We believe Gambro operates one manufacturing facility in Florida and additionally uses other manufacturers, including Fresenius and a private label manufacturer in the eastern United States to manufacture concentrate. Gambro also imports products from its European manufacturing facilities. Gambro engages a third party trucking company to deliver its products throughout the United States directly from the point of manufacture and regional public and private warehouse locations. Gambro serves the independent clinic market with liquid acid and powder bicarbonate concentrate products used by its brand of dialysis machines as well as those machines manufactured by its competitors in that segment. Gambro does not manufacture a liquid bicarbonate product line nor does it manufacture a powder acidified concentrate product line in the United States.

     In December 2004, Gambro announced that it was going to sell its U.S. clinic business to DaVita, Inc., our largest customer. This transaction is pending government approval. Once completed it is not clear whether Gambro will remain in the concentrate business or seek to alter its strategy in some way. How this sale may impact our market or our results is not clear at this time. We believe these events may prove beneficial in our business development efforts.

     We also compete against Cantel Medical Corp.'s subsidiary, Minntech Corporation ("Minntech"). Minntech's Renal Systems division primarily sells dialysis concentrates and Renalin, a specialty reuse agent for sanitizing dialyzers. We believe Minntech has one domestic manufacturing facility located in Minnesota, a distribution center in Camp Hill, Pennsylvania and a distribution center in Mississippi. We believe Minntech uses a private label manufacturer to supply certain products in the northeastern United States to its warehouse locations. We believe Minntech largely uses its own vehicles to deliver its products to its customers.

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

  DRUG APPROVAL AND REGULATION

     The marketing of pharmaceutical products, such as our new iron maintenance therapy product, in the United States requires the approval of the FDA. The FDA has established regulations, guidelines and safety standards which apply to the pre-clinical evaluation, clinical testing, manufacturing and marketing of our new iron maintenance therapy product and other pharmaceutical products. The process of obtaining FDA approval for our new product may take several years and is likely to involve the expenditure of substantial resources. The steps required before a product can be produced and marketed for human use include:
(i) pre-clinical studies; (ii) submission to the FDA of an Investigational New Drug Exemption ("IND"), which must become effective before human clinical trials may commence in the United States; (iii) adequate and well controlled human clinical trials; (iv) submission to the FDA of a New Drug Application ("NDA") or, in some cases, an Abbreviated New Drug Application ("ANDA"); and (v) review and approval of the NDA or ANDA by the FDA. An NDA generally is required for products with new active ingredients, new indications, new routes of administration, new dosage forms or new strengths. An NDA requires that complete clinical studies of a product's safety and efficacy be submitted to the FDA, the cost of which is substantial. These costs can be reduced, however, for delivery systems which utilize approved drugs.

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

PRODUCT LICENSE AGREEMENTS

     We entered into two license agreements for iron supplemented dialysate during 2001 and 2002, respectively. These license agreements cover both issued and pending patents in the United States. These agreements also cover issued and pending patents in a number of foreign jurisdictions. The license agreements continue for the duration of the underlying patents in each country, or approximately 13 years in the United States, and may be extended thereafter.

     The product license agreements require us to obtain FDA approval of iron supplemented dialysate. A Phase II clinical trial on one such iron supplemented dialysate under an Investigational New Drug (IND) exemption was completed by one of our licensors. We plan to conduct product testing and clinical trials in order to obtain FDA approval to market this product. We are currently evaluating the cost, duration and scope of this product testing and clinical trials is under evaluation. We will be required to pay the cost of obtaining approval from the FDA to market the product in order to realize any benefit from commercialization of the product which we estimate will take several years and cost between $5 million and $7 million. In addition to funding clinical trials and patent maintenance expenses, we are obligated to make certain milestone payments and to pay ongoing royalties upon successful introduction of the product as previously described.

TRADEMARKS & PATENTS

     We have several trademarks and servicemarks used on our products and in our advertising and promotion of our products, and we have applied for U.S. registration of such marks. Most such registrations have now been issued.

     We were issued a U.S. patent for our Dri-Sate Dry Acid Concentrate method and apparatus for preparing liquid dialysate on May 28, 2002 which expires on September 18, 2018. We have applied for corresponding international patents in selected countries and these are pending at this time. We have no other patents.

SUPPLIERS

     We believe the raw materials for our hemodialysis concentrates, the components for our hemodialysis kits and the ancillary hemodialysis products distributed by us are generally available from several potential suppliers. Our principal suppliers include, Cargill, Inc., Roquette, Inc., Church & Dwight Co. Inc., Morton Salt Company and Nipro Medical Corporation.

CUSTOMERS

     We operate in one market segment which involves the manufacture and distribution of hemodialysis concentrates, dialysis kits and ancillary products used in the dialysis process to hemodialysis clinics. For the year ended December 31, 2004, two customers each accounted for more than 10% of our total sales, representing 52% of total sales. For the year ended December 31, 2003, three customers each accounted for more than 10% of our total sales, representing 42% of total sales. Our accounts receivable from these customers were $1,362,000 and $1,032,000 as of December 31, 2004 and 2003, respectively. We are dependent on these customers and the loss of any of them would have a material adverse effect on our business, financial condition and results of operations. Our international sales aggregated slightly over 4% and 3% of overall sales in 2004 and 2003, respectively.

EMPLOYEES

     As of December 31, 2004, we had approximately 120 employees, all but one of whom are full-time employees.

     If our sales volumes continue to increase, we expect to add additional production, distribution, sales and administrative personnel. Our arrangements with our employees are not governed by any collective bargaining agreement. Our employees are employed on an "at-will" basis.

     Our employment agreements with Mr. Robert L. Chioini, our Chairman, President and Chief Executive Officer and Mr. Thomas E. Klema, our Vice President, Chief Financial Officer and Secretary have expired. Mr. Chioini and Mr. Klema are continuing their employment without an employment agreement under the same compensation terms.

RESEARCH & DEVELOPMENT

     We have licensed an iron maintenance therapy product for the treatment of iron deficiency in anemic dialysis patients which we refer to as iron supplemented dialysate. We incurred expenses during 2004 and 2003 for product development, to obtain regulatory approval and for regulatory maintenance of the intellectual property underlying our licensing agreements. We engaged outside consultants and legal counsel to assist us with product development and obtaining regulatory approval. In addition, we incurred ongoing expenses related to obtaining additional protection of the intellectual property underlying our licensing agreements. In 2004 and 2003, we incurred expenses related to the commercial development of our iron supplemented dialysate product aggregating approximately $200,000 and $250,000, respectively.

     We must undertake substantial testing to obtain FDA approval for our new iron supplemented dialysate product. The cost of this testing including clinical trials (which we estimate to be between $5 million and $7 million) will have a material impact on us, and we will be required to seek additional sources of financing to fund these costs. Should we be unable to fund new product development efforts, we may have to abandon or postpone our efforts to obtain FDA approval of our new iron maintenance therapy product. If we are unable to obtain FDA approval of our new iron maintenance therapy product or to make certain milestone payments we may forfeit our rights under our license agreements.

     Statements in this annual report concerning the timing of regulatory filings and approvals are forward looking statements which are subject to risks and uncertainties. The length of time necessary to complete product testing and clinical trials, and from submission of an application for market approval to a final decision by a regulatory authority, varies significantly. We might not have the financial resources necessary to complete all of the testing and the clinical trials for this product, and even if we do, they might not be successfully completed. We might not be able to obtain regulatory approval for any such product, and even if we do, any approved product might not be produced in commercial quantities, at reasonable costs, or successfully marketed. Similarly, our competitors, most of whom have greater resources than us, might develop and introduce products that will adversely affect our business and results of operations.

OTHER

     We do not expect any significant cost or impact from compliance with environmental laws.

WHERE YOU CAN GET INFORMATION WE FILE WITH THE SEC

     We file annual, quarterly and current reports, proxy statements and other information with the SEC. You can read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website on the internet that contains reports, proxy and information statements and other information regarding issuers, such as us, that file electronically with the SEC. The address of the SEC's Web site is http://www.sec.gov.

     We also maintain a website at http://www.rockwellmed.com. We make available free of charge on or through our website, our annual reports on form 10-KSB.

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

     On February 23, 2005, we entered into short term lease agreement for a 61,000 square foot facility in Hodges, South Carolina. Monthly rent for the facility is $17,500. We expect to commence operations from this facility by April 2005.

     We intend to use all of our facilities to manufacture and warehouse our products. We also use the office space in Wixom, Michigan as our principal administrative office. We believe these facilities are suitable and adequate to meet our current production and distribution requirements. However, should our business continue to expand, we may require additional office space, manufacturing capacity and distribution facilities to meet our requirements.

ITEM 3.  LEGAL PROCEEDINGS.

     We filed a civil action on September 20, 2000 in the Circuit Court of Wayne County Michigan against Mr. Gary D. Lewis, individually and Wall Street Partners, Inc., a Michigan corporation, jointly and severally. We agreed to settle this action in the first quarter of 2005. We expect to receive gross proceeds from this settlement of approximately $241,000. We received cash of $130,000 during the first quarter of 2005. A portion of the cash received was from the exercise of stock options by the defendant during the first quarter of 2005 which totaled $103,750. The balance of the settlement is due by April 29, 2005. As of December 31, 2004, we have not recognized income for any portion of this settlement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     We did not submit any matter to a vote of security holders during the fourth quarter of 2004.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     Our common shares are traded on The Nasdaq SmallCap Market under the symbol RMTI.

     It is a requirement for continued listing of our common shares on The Nasdaq SmallCap Market that we either maintain a minimum of $2,500,000 in shareholders' equity, have a $35,000,000 market capitalization or have earned $500,000 in net income for two of our three most recently completed fiscal years. We have relied on having shareholders' equity in excess of $2,500,000 to meet this requirement. As of December 31, 2004, Rockwell had shareholders' equity of $3,422,319. If the cost of our clinical trials exceeds the income generated by our operations or if we otherwise incur losses and if we are unable to raise sufficient equity to keep shareholders' equity at or above $2,500,000, we may be subject to delisting from The Nasdaq SmallCap Market.

     If our common shares and common share purchase warrants are delisted from The Nasdaq SmallCap Market, they would likely be quoted on the OTC Bulletin Board. Any delisting could cause the market price of the common shares and common share purchase warrants to decline and could make it more difficult to buy or sell common shares or common share purchase warrants on the open market.

     The prices below are the high and low bid prices as reported by The Nasdaq SmallCap Market in each quarter during 2003 and 2004. The prices are inter-dealer prices, without retail mark-up, mark down or commission and may not represent actual transactions.

                                                               BID PRICE
                                                              INFORMATION
                                                              -----------
QUARTER ENDED                                                 HIGH   LOW
-------------                                                 ----   ----
March 31, 2003..............................................  1.56   0.41
June 30, 2003...............................................  2.05   1.00
September 30, 2003..........................................  3.49   1.95
December 31, 2003...........................................  3.99   2.70
March 31, 2004..............................................  4.50   3.45
June 30, 2004...............................................  4.25   2.52
September 30, 2004..........................................  3.41   2.28
December 31, 2004...........................................  3.75   2.67

     As of March 9, 2005, there were 56 record holders of our common shares.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The following table summarizes our compensation plans under which our equity securities are authorized for issuance as of December 31, 2004:

                          NUMBER OF SECURITIES TO BE                                   NUMBER OF SECURITIES REMAINING AVAILABLE
                           ISSUED UPON EXERCISE OF       WEIGHTED AVERAGE EXERCISE         FOR FUTURE ISSUANCE UNDER EQUITY
                             OUTSTANDING OPTIONS,      PRICE OF OUTSTANDING OPTIONS,   COMPENSATION PLANS (EXCLUDING SECURITIES
                             WARRANTS AND RIGHTS            WARRANTS AND RIGHTS                REFLECTED IN COLUMN (A))
PLAN CATEGORIES                      (A)                            (B)                                  (C)
---------------           --------------------------   -----------------------------   ----------------------------------------
Equity compensation
  plans approved by
  security holders......          2,707,717                        $2.12                               453,355
Equity compensation
  plans not approved by
  security holders......                 --                           --                                    --
  Total.................          2,707,717                        $2.12                               453,355

ITEM 6. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Some of the statements in this report are forward-looking statements. These forward-looking statements include statements relating to our performance in this Management's Discussion and Analysis of Financial Condition and Results of Operations. In addition, we may make forward-looking statements in future filings with the Securities and Exchange Commission and in written material, press releases and oral statements issued by us or on our behalf. Forward-looking statements include statements regarding the intent, belief, or current expectations of us or our officers, including statements preceded by, followed by or including forward-looking terminology such as "may", "might", "will", "should", "believe", "expect", "anticipate", "estimate", "continue", "predict", "forecast", "projected" or similar expressions, with respect to various matters.

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

OVERVIEW

     We operate in a single business segment; the manufacture and distribution of hemodialysis concentrates, dialysis kits and ancillary products used in the dialysis process. We have gained market share each year since our inception in 1996. We increased sales of our concentrate product lines by over 30% this year, allowing us to more fully utilize our facilities, equipment and staff, and increasing our profitability. We believe that our core concentrate and supply business can continue to be profitable.

     The dialysis industry is highly concentrated with several large clinic chains representing the majority of the industry. We expect that the consolidation of large and regional dialysis service providers will continue in the future. Our largest customer, DaVita, Inc., the second largest dialysis treatment provider in the United States has announced its pending acquisition of the dialysis clinic business of Gambro, the third largest dialysis treatment provider in the United States. How this acquisition by DaVita may impact our market or our results is not clear at this time. We believe these events may prove beneficial in our business development efforts.

     As a result of this industry concentration, the dialysis supply market is very competitive. We compete against companies which have substantially greater resources than we have. Our revenue is highly concentrated in a few customers and the loss of any of those customers would adversely affect our results. However, we expect to continue to grow our business while executing our strategic plan to expand our product lines, to expand our geographic reach and to develop our proprietary technology which may include adding facilities and personnel to support our growth. As we increase our business in certain markets and regions, we may incur additional costs that are greater than the additional revenue generated from these initiatives.

     We are seeking to gain FDA approval for our iron supplemented dialysate product. We believe our iron supplemented dialysate product has the potential to compete in the iron maintenance therapy market. If we are successful in introducing our dialysate iron product, we believe it is possible that we may also increase our market share for the other products we sell. The cost to obtain regulatory approval for a drug in the United States is expensive and we expect that the development costs of our iron supplemented dialysate product will require us to raise additional funds or collaborate with a strategic partner. We expect to incur substantial costs to conduct required clinical trials and to obtain marketing approval which may offset some or all of any profits generated from sales of our existing products during the approval process. We expect this process to take several years and we might not be successful.

RESULTS OF OPERATIONS

  FOR THE YEAR ENDED DECEMBER 31, 2004 COMPARED TO THE YEAR ENDED DECEMBER 31, 2003

  Sales

     For the year ended December 31, 2004, our sales were $17.95 million as compared to sales of $15 million for 2003, representing an increase of 19.9%. We increased our sales to our key national and regional chain customers. Sales of our concentrate product lines increased by over 30% while sales in our ancillary product lines decreased by $600,000. The decrease in our ancillary product sales was due to a reduction in blood tubing sales to a single customer of $860,000 in 2004 as compared to 2003.

     Our core concentrate product lines which represent approximately 85% of our total sales increased by over 30% in 2004 over 2003. Sales of our concentrate product lines were up $3.6 million in 2004 over 2003. Demand increased for all of our concentrate product lines with substantial growth in both powder and liquid product lines. Both clinic chains and independent providers are attracted to our Dri-Sate product line and its patented Dri-Sate (R)Dry Acid Concentrate Mixing System. Our Dri-Sate Dry Acid Concentrate unit volumes increased 38% over 2003. Similarly, our gallon volume of liquid acid concentrate grew by 40%. Our SteriLyte(R) Liquid Bicarbonate unit volume increased 52% in 2004 as compared to 2003. Powder bicarbonate unit volumes increased by 32%.

     While our overall ancillary sales declined in 2004 as compared to 2003 due to the reduction in blood tubing purchases by a single customer of $860,000, the remainder of our ancillary products realized increases in sales volumes. We realized additional blood tubing sales aggregating $150,000 and we experienced an increase of $110,000 in specialty kit sales.

     We also experienced a reduction in backhaul revenue from our transportation fleet. Our backhaul revenue declined $67,000 in 2004 as compared to 2003 as a result of a combination of factors including new driver regulations that reduced the amount of driving time available and due to the significant business growth we realized that resulted in greater utilization of our fleet to deliver our own products. We do not expect backhaul revenue to be a material source of revenue in the future.

  Gross Profit

     Gross profit was $2,805,000 and increased by $250,000 in 2004 as compared to 2003. In 2004, we made a change to the relative allocation of certain costs for facility, depreciation and other costs that increased the portion of those costs included in cost of goods sold. As a result, we increased cost of sales by $136,800 in 2004 as compared to 2003 or .8% of sales for this change in allocations. Overall, our comparable gross profit margins between 2004 and 2003 decreased by .5 percentage points after adjusting for this change in allocations. Despite higher sales volumes, our gross profit margins of 15.6% decreased largely due to increased delivery costs for our products which more than offset productivity improvements from higher production volumes.

     We experienced substantially higher delivery costs throughout 2004 due to several contributing factors including additional fleet resources added to support new business growth, higher fuel costs to operate our fleet, increased frequency of deliveries for certain customers and in the second half of 2004 a higher growth rate in customers in territories beyond our traditional distribution footprint. As a result of a combination of these factors, our distribution costs were up approximately 3 percentage points to sales as compared to 2003. We anticipate that the negative impact from some of these factors may be mitigated in the future as we gain efficiencies from our fleet additions, reduce delivery frequency for certain customers and optimize our distribution efforts in certain markets. We have added a new facility in the Southeast to address, on an interim basis, distribution of our products in that region. We would expect that if the cost of fuel continues to increase that it may offset any future distribution improvements and other productivity improvements from higher sales volumes.

  Selling, General and Administrative Expenses

     Selling, General and Administrative expenses were $2,396,000 and were 13.4% of sales, an improvement of 2.4 percentage points compared to 2003. However, we reduced the allocation of facility, depreciation and other costs charged to selling, general and administrative expense by $136,800. Without this allocation change, selling, general and administrative costs increased by $165,000, or 7% compared to the 2003. The majority of the cost increase was due to additional resources and expenses, including additional personnel costs, to handle increased transaction activity associated with our 30% increase in concentrate sales.

     We made a considerable investment for research and product development of dialysate iron in 2004 with aggregate spending of $200,000. We spent over $250,000 for development of our iron supplemented dialysate product in 2003. We expense these investments in the year they are incurred.

  Operating Income

     Our Operating Income in 2004 increased over our operating income in 2003 by $221,000 or 118% to $409,000 or 2.3% of sales. This improvement resulted primarily from our increased sales volumes.

  Interest Expense

     Interest expense increased by $14,600 in 2004 over 2003 due to higher interest expense on new capitalized leases obligations. This increase was partially offset by lower average borrowings under our line of credit.

  Net Income

     Net income in 2004 was $211,522, an improvement of $206,700 over 2003. Net income to sales improved by 1.2 percentage points to sales compared to 2003. We have substantial tax loss carryforwards from our earlier losses and the impact of those carryforward losses offset the statutory tax liability for 2004. We have not recorded a federal income tax benefit from our prior losses because we might not realize the carryforward benefit of the remaining losses.

     Basic earnings per share was $.02 which was a $.02 improvement in net income per share in 2004 over 2003. Similarly, fully diluted earnings per share of $.02 improved $.02 as compared to 2003.

  FOR THE YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE YEAR ENDED DECEMBER 31, 2002

  Sales

     For the year ended December 31, 2003, sales were $15 million as compared to sales of $11.5 million for 2002 representing an increase of 30.2%. Our sales increased largely because of unit volume growth across our key product lines with the addition of new customers and increase in sales to existing customers. Sales of our concentrate product lines which represented 79% of our sales in 2003 increased 24%. In addition, in 2002 we added blood tubing to the line of ancillary products we sell, resulting in ancillary product line sales increasing 89% in 2003.

     Sales of our concentrate product lines increased by $2.2 million or 24% over 2002. We experienced increased demand across all of our concentrate product lines. We added several significant regional dialysis providers as customers in 2003 and signed a large supply contract with a major provider during 2003. As a result of the new business, we achieved significant growth in all of our product lines. Both clinic chains and independent providers are attracted to our Dri-Sate product line and its patented Dri-Sate (R)Dry Acid Concentrate Mixing System. Our Dri-Sate Dry Acid Concentrate unit volumes increased 35% over 2002. Similarly, our liquid acid concentrate unit volume grew by 15%. Our SteriLyte(R) Liquid Bicarbonate unit volume increased 50% in 2003 as compared to 2002. Our addition of a manufacturing facility in Texas has also allowed us to steadily increase our sales in the southern United States.

     We also increased our sales of ancillary products significantly during 2003. Our total ancillary product sales increased by $1.3 million or 89% in 2003 driven by a 180% increase in sales of blood tubing as compared to 2002. Sales in our kit products grew by over $200,000, however our sales of fistula needles declined by $275,000 due to one of our suppliers withdrawing its fistula needles from the market during 2002.

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

  Interest Expense

     Interest expense increased by $67,500 in 2003 over 2002 due to increased borrowings under our line of credit and interest expense under a note payable related to equipment we added to our new facilities in 2001 and 2002 coupled with interest expense on capital lease obligations.

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

     All significant estimates, judgments and assumptions are developed based on the best information available to us at the time made and are regularly reviewed and updated when necessary. Actual results will generally differ from these estimates. Changes in estimates are reflected in our financial statements in the period of change based upon on-going actual experience, trends, or subsequent realization depending on the nature and predictability of the estimates and contingencies.

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

  Revenue recognition and allowance for doubtful accounts

     We recognize revenue at the time we transfer title to our products to our customers consistent with generally accepted accounting principles. Our products are generally sold domestically on a delivered basis and as a result we do not recognize revenue until delivered to the customer with title transferring upon completion of the delivery. For our international sales, we generally transfer title to the buyer when the container leaves our facility and therefore we recognize revenue upon shipment to foreign customers. We also recognize revenue for delivery of freight for third parties upon completion of the delivery service.

     Accounts receivable are stated at invoice amounts. The carrying amount of trade accounts receivable is reduced by an allowance for doubtful accounts that reflects our best estimate of accounts that may not be collected. We review outstanding trade account receivable balances and based on our assessment of expected collections, we estimate the portion, if any, of the balance that may not be collected as well as a general valuation allowance for other accounts receivable based primarily based on historical experience. All accounts or portions thereof deemed to be uncollectible are written off to the allowance for doubtful accounts.

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

     We adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill is no longer amortized; however, it must be tested for impairment at least annually. Goodwill impairment is based on the fair market value of our common shares. Amortization continues to be recorded for other intangible assets with definite lives over the estimated useful lives. Intangible assets subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable based on future cash flows.

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

LIQUIDITY AND CAPITAL RESOURCES

     Our strategy is to expand our operations to serve dialysis providers throughout the United States. We anticipate that, as a result of our existing supply agreements, our customer relationships and our changing market dynamics, we have the opportunity to capture substantial market share that will lead to sustaining and increasing our profitable operations. We expect that we will continue to realize substantial growth during 2005 and that we will require additional working capital and capital expenditures to fund this growth. In addition, over the next several years, we expect to make substantial investments in our dialysate iron product in order to gain FDA approval to market dialysate iron.

     In 2004, we generated cash from our business operations and reinvested those funds into the development and expansion of our business. Cash flow generated from our business operations aggregated $840,000 in 2004 after adjusting our earnings for non-cash charges against earnings for depreciation and amortization. We realized substantial growth of over 30% in our core concentrate business in 2004 and as a result we increased our accounts receivable and inventory by over $430,000 to support this growth. Based on current and prospective developments that we anticipate in our business in 2005, we will require additional working capital and capital expenditures to support our development plans. Positive cash flow from operations is anticipated to provide a portion of the funding that we anticipate that we may need to support future growth.

     In addition to funding provided by operations, we intend to raise additional capital. We continue to engage in discussions with potential financing sources including potential lenders, strategic partners and investors.

     We have a line of credit with GE Healthcare Finance with a $2.5 million credit limit. We are permitted to borrow up to 80% of our eligible accounts receivable and we are required to maintain a net worth of at least $750,000. Borrowings under this line were $452,700 at December 31, 2004 and were $200,000 less than at the start of 2004. This credit line expires March 25, 2005.

     In addressing our need for expanded working capital requirements, we have received a commitment letter for a new line of credit with a financial institution which expands our borrowing capacity. This credit line has a $2.75 million credit limit. We are permitted to borrow up to 80% of our eligible accounts receivable and 40% of eligible inventory up to $600,000. This line of credit is dependent upon certain conditions including satisfactory completion of due diligence by the lender and completion of legal documentation.

     We reached a financial settlement with the defendant in a legal action we brought against the defendant. As a result, we expect to realize cash proceeds in the first half of 2005 of approximately $225,000 after expenses.

     We are seeking FDA approval for our dialysate iron drug product. The development and approval of drugs can be expensive and take a long time. The development and approval costs may offset some or all of our earnings during the approval process. During 2004, we made cash investments of $250,000 in dialysate iron which included $75,000 for licensing fees related to a patent issuance which we capitalized. We estimate the cash required to fund approval of our new iron supplemented dialysate product will be between $5,000,000 -- $7,000,000 over the next several years. We may raise these funds ourselves or if we do not raise the capital to fund this project ourselves, we may decide to seek a partner with greater technical and financial resources to facilitate approval of this product.

     We believe that we will be able to raise the capital required to expand our operations and fund our new product development strategy through a combination of cash flow from operations and licensing, debt or equity financing arrangements; however we may not be successful.

     If we are not successful in raising additional funds, we may be required to alter our growth strategy, defer spending on business development, curtail production expansion plans or take other measures to conserve our cash resources.

     In addition, the dialysis provider industry that we serve is becoming increasingly concentrated. As a result, our business is predominantly with national and regional dialysis chains. If we were to lose a significant portion of our business with major national and regional dialysis chains, it could have a substantial negative impact on our cash flow and results. If we were to lose a substantial portion of our business, it may have a detrimental impact on our ability to continue our operations in their current form or to continue to execute our business strategy. If we lost a substantial portion of our business, we would be required to take actions to conserve our cash resources and to mitigate the impact of any such losses on our business operations.

ITEM 7.  FINANCIAL STATEMENTS

     The Consolidated Financial Statements of the Registrant required by this item are set forth on pages F-1 through F-15.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 8A.  CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures.

     We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2004. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2004 in ensuring that information required to be disclosed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the Exchange Act rules and forms. There was no change in our internal control over financial reporting identified in connection with such evaluation that occurred during our fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     (b) Changes in internal controls.

     The Company maintains a system of internal controls that are designed to provide reasonable assurance that its books and records accurately reflect the Company's transactions and that its established policies and procedures are followed. For the quarter ended December 31, 2004, there were no significant changes to the Company's internal controls or in factors that could significantly affect the Company's internal controls.

ITEM 8B.  OTHER INFORMATION

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     Incorporated herein by reference to Rockwell Medical Technologies, Inc. definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-KSB with respect to its Annual Meeting of Shareholders to be held on May 26, 2005.

ITEM 10.  EXECUTIVE COMPENSATION.

     Incorporated herein by reference to Rockwell Medical Technologies, Inc. definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-KSB with respect to its Annual Meeting of Shareholders to be held on May 26, 2005.

ITEM 11.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Incorporated herein by reference to Rockwell Medical Technologies, Inc. definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-KSB with respect to its Annual Meeting of Shareholders to be held on May 26, 2005.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Incorporated herein by reference to Rockwell Medical Technologies, Inc. definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-KSB with respect to its Annual Meeting of Shareholders to be held on May 26, 2005.

ITEMS 13.  EXHIBITS.

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

   10.2 Employment Agreement dated as of February 19, 1997 between the Company and Robert L. Chioini, incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on
              Form SB-2, File No. 333-31991.
   10.3 Consulting and Financial Advisory Services Agreement dated as of February 19, 1997 between the Company and Wall Street
              Partners, Inc., incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form SB-2, File No.
              333-31991.
   10.4 Asset Purchase Agreement dated as of November 1, 1996 by and among the Predecessor Company, the Family Partnerships (as defined therein), the Members (as defined therein) and the Company (formerly known as Acquisition Partners, Inc.), incorporated by reference to Exhibit 10.4 to the Company's
              Registration Statement on Form SB-2, File No. 333-31991.
   10.5       First Amendment to Asset Purchase Agreement dated as of
              January 31, 1997 by and among the Predecessor Company, the Family Partnerships, the Members and the Company (formerly known as Acquisition Partners, Inc.), incorporated by reference to Exhibit 10.5 to the Company's Registration
              Statement on Form SB-2, File No. 333-31991.
   10.6       Second Amendment to Asset Purchase Agreement dated as of
              February 19, 1997 by and among the Predecessor Company, the Family Partnerships, the Members and the Company (formerly known as Acquisition Partners, Inc.), incorporated by reference to Exhibit 10.6 to the Company's Registration
              Statement on Form SB-2, File No. 333-31991.
   10.7 Letter Agreement dated April 4, 1997 among the parties to the Asset Purchase Agreement concerning the conversion of the promissory note payable to the Supply Company, incorporated by reference to Exhibit 10.7 to the Company's
              Registration Statement on Form SB-2, File No. 333-31991.
   10.8       Lease Agreement dated as of September 5, 1995 between the
              Supply Company, as tenant, and Oakland Oaks, L.L.C., as landlord, incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form SB-2, File No.
              333-31991.
   10.9 Assignment and First Amendment to Wixom Building Lease dated as of February 19, 1997 among the Supply Company, as assignor, the Company, as assignee, and Oakland Oaks, L.L.C., as landlord, incorporated by reference to Exhibit
              10.10 to the Company's Registration Statement on Form SB-2,
              File No. 333-31991.
   10.10 Letter Agreement dated November 21, 1997 among the parties to the Asset Purchase Agreement to confirm the reduction of the purchase price of the Asset Purchase Agreement, incorporated by reference to Exhibit 10.12 to the Company's
              Registration Statement on Form SB-2, File No. 333-31991.
   10.11 Employment Agreement dated as of January 12, 1999 between the Company and Thomas E. Klema incorporated by reference to the annual report on Form 10-KSB filed March 30, 1999.
   10.12      Lease Agreement dated March 12, 2000 between the Company and
              DFW Trade Center III Limited Partnership incorporated by reference to the annual report on Form 10-KSB filed March
              30, 2000.
   10.13      Employment Agreement dated as of March 20, 2000 between the
              Company and Robert L. Chioini incorporated by reference to the quarterly report on Form 10-QSB filed August 11, 2000.
   10.14 Lease Agreement dated October 23, 2000 between the Company and International-Wixom, LLC incorporated by reference to the quarterly report on Form 10-QSB filed November 14, 2000.
   10.15      Loan and Security Agreement dated March 28, 2001 between the
              Company and Heller Healthcare Finance, Inc. incorporated by reference to the annual report on Form 10-KSB filed April 2, 2001.
   10.16      Promissory Note between GE Healthcare Financial Services and
              Rockwell Medical Technologies, Inc. dated August 15, 2001 incorporated by reference to the quarterly report on Form
              10-QSB filed November 14, 2001.
   10.17      Licensing Agreement between the Company and Ash Medical
              Systems, Inc. dated October 3, 2001 with certain portions of the exhibit deleted under a request for confidential treatment under rule 24b-2 of the Securities Act of 1934 incorporated by reference to the annual report on form
              10-KSB filed April 1, 2002.

   10.18      Licensing Agreement between the Company and Charak LLC and
              Dr. Ajay Gupta dated January 7, 2002 with certain portions of the exhibit deleted under a request for confidential treatment under rule 24b-2 of the Securities Act of 1934 incorporated by reference to the annual report on form
              10-KSB filed April 1, 2002.
   10.19      Supply Agreement between the Company and DaVita, Inc. dated
              March 7, 2003 with certain portions of the exhibit deleted under a request for confidential treatment under rule 24b-2 of the Securities Act of 1934 incorporated by reference to the annual report on form 10-KSB filed March 28, 2003.
   10.20      Amendment No. 1 to the Loan and Security Agreement dated
              March 25, 2003 between the Company and Heller Healthcare
              Finance, Inc. incorporated by reference to the annual report on form 10-KSB filed March 28, 2003.
   10.21      Supply Agreement between the Company and DaVita, Inc. dated
              May 5, 2004 with certain portions of the exhibit deleted under a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934 incorporated by reference to the quarterly report on Form 10-QSB filed on May 17, 2004.
   14.1 Rockwell Medical Technologies, Inc. Code of Ethics incorporated by reference to the Definitive Proxy Statement for our 2004 Annual Meeting of Shareholders filed April 23,
              2004.
   21.1       List of Subsidiaries incorporated by reference to Exhibit
              21.1 to the Company's Registration Statement on Form SB-2,
              File No. 333-31991.
   23.1       Consent of Plante & Moran, PLLC.
   31.1       Certifications of Chief Executive Officer Pursuant to Rule
              13a-14(a), as Adopted Pursuant to Section 302 of the
              Sarbanes-Oxley Act of 2002.
   31.2       Certifications of Chief Financial Officer Pursuant to Rule
              13a-14(a), as Adopted Pursuant to Section 302 of the
              Sarbanes-Oxley Act of 2002.
   32.1       Certifications of the Chief Executive Officer and Chief
              Financial Officer, Pursuant to 18 U.S.C. Section 1350, as
              Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
              2002.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Incorporated herein by reference to Rockwell Medical Technologies, Inc. definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-KSB with respect to its Annual Meeting of Shareholders to be held on May 26, 2005.

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

              SIGNATURE                                TITLE                       DATE
              ---------                                -----                       ----

        /s/ ROBERT L. CHIOINI            President, Chief Executive Officer   March 22, 2005
--------------------------------------   and Director (Principal Executive
          Robert L. Chioini                           Officer)


         /s/ THOMAS E. KLEMA              Vice President of Finance, Chief    March 22, 2005
--------------------------------------    Financial Officer, Treasurer and
           Thomas E. Klema                 Secretary (Principal Financial
                                          Officer and Principal Accounting
                                                      Officer)


         /s/ KENNETH L. HOLT                          Director                March 22, 2005
--------------------------------------
           Kenneth L. Holt


          /s/ RONALD D. BOYD                          Director                March 22, 2005
--------------------------------------
            Ronald D. Boyd

                         INDEX TO FINANCIAL STATEMENTS

                                                                  PAGE
                                                               ----------
I. Consolidated Financial Statements for Rockwell Medical
  Technologies, Inc. and Subsidiary
     Report of Independent Accountants for the years ended
      December 31, 2004 and 2003............................          F-1
     Consolidated Balance Sheets at December 31, 2004 and
      December 31, 2003.....................................          F-2
     Consolidated Income Statement for the years ended
      December 31, 2004 and 2003............................          F-3
     Consolidated Statement of Changes in Shareholders'
      Equity for the year ended December 31, 2004 and
      2003..................................................          F-4
     Consolidated Statements of Cash Flow for the years
      ended December 31, 2004 and 2003......................          F-5
     Notes to the Consolidated Financial Statements.........   F-6 - F-16

PLANT2

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Shareholders
Rockwell Medical Technologies, Inc. and Subsidiary

     We have audited the consolidated balance sheet of Rockwell Medical Technologies, Inc. and Subsidiary as of December 31, 2004 and 2003 and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Rockwell Medical Technologies, Inc. and Subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Plante & Moran, PLLC

Auburn Hills, Michigan
March 21, 2005

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 2004 AND 2003
                                (WHOLE DOLLARS)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2004           2003
                                                              ------------   ------------
                                         ASSETS
Cash and Cash Equivalents...................................  $   166,195    $   106,639
Restricted Cash Equivalents.................................        8,662          8,662
Accounts Receivable, net of a reserve of $44,500 in 2004 and
  $34,500 in 2003...........................................    2,302,093      2,169,564
Inventory...................................................    1,652,457      1,350,291
Other Current Assets........................................      111,630        103,971
                                                              -----------    -----------
     Total Current Assets...................................    4,241,037      3,739,127
Property and Equipment, net.................................    2,048,665      1,943,376
Intangible Assets...........................................      369,508        314,071
Goodwill....................................................      920,745        920,745
Other Non-current Assets....................................      120,597        127,467
                                                              -----------    -----------
     Total Assets...........................................  $ 7,700,552    $ 7,044,786
                                                              ===========    ===========

                          LIABILITIES AND SHAREHOLDERS' EQUITY
Short Term Borrowings.......................................  $   452,682    $   642,018
Notes Payable & Capitalized Lease Obligations...............      389,602        307,959
Accounts Payable............................................    2,124,679      1,666,952
Accrued Liabilities.........................................      492,592        329,519
                                                              -----------    -----------
     Total Current Liabilities..............................    3,459,555      2,946,448
Long Term Notes Payable & Capitalized Lease Obligations.....      818,678        926,230
     Shareholders' Equity:
Common Share, no par value, 8,556,531 and 8,519,405 shares
  issued and outstanding....................................   11,870,909     11,832,220
Common Share Purchase Warrants, 3,761,071 and 3,766,071
  shares issued and outstanding.............................      320,150        320,150
Accumulated Deficit.........................................   (8,768,740)    (8,980,262)
                                                              -----------    -----------
     Total Shareholders' Equity.............................    3,422,319      3,172,108
                                                              -----------    -----------
     Total Liabilities And Shareholders' Equity.............  $ 7,700,552    $ 7,044,786
                                                              ===========    ===========

   The accompanying notes are an integral part of the consolidated financial statements.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                         CONSOLIDATED INCOME STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                                (WHOLE DOLLARS)

                                                                2004          2003
                                                             -----------   -----------
Sales......................................................  $17,944,710   $14,970,144
Cost of Sales..............................................   15,139,215    12,414,462
                                                             -----------   -----------
  Gross Profit.............................................    2,805,495     2,555,682
Selling, General and Administrative........................    2,396,315     2,367,773
                                                             -----------   -----------
  Operating Income.........................................      409,180       187,909
Interest Expense, net......................................      197,658       183,056
                                                             -----------   -----------
  Income Before Income Taxes...............................      211,522         4,853
Income Tax Expense.........................................           --            --
                                                             -----------   -----------
  Net Income...............................................  $   211,522   $     4,853
                                                             ===========   ===========
Basic And Diluted Earnings Per Share.......................  $       .02   $       -0-

   The accompanying notes are an integral part of the consolidated financial statements.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                                (WHOLE DOLLARS)

                                   COMMON SHARES         PURCHASE WARRANTS                       TOTAL
                              -----------------------   --------------------   ACCUMULATED   SHAREHOLDERS'
                               SHARES       AMOUNT      WARRANTS     AMOUNT      DEFICIT        EQUITY
                              ---------   -----------   ---------   --------   -----------   -------------
Balance as of December 31,
  2002......................  8,488,283   $11,724,507   3,753,460   $306,108   $(8,985,115)   $3,045,500
Issuance of Common Shares...     18,733        24,914          --         --            --        24,914
Exercise of Purchase
  Warrants..................     12,389        12,799     (12,389)        --            --        12,799
Compensation Expense related
  to Stock Options and
  Purchase Warrants.........         --        70,000      25,000     14,042            --        84,042
Net Income..................                                                         4,853         4,853
                              ---------   -----------   ---------   --------   -----------    ----------
Balance as of December 31,
  2003......................  8,519,405   $11,832,220   3,766,071   $320,150   $(8,980,262)   $3,172,108
Issuance of Common Shares...     32,126        34,989          --         --            --        34,989
Exercise of Purchase
  Warrants..................      5,000         3,700      (5,000)        --            --         3,700
Net Income..................                                                       211,522       211,522
                              ---------   -----------   ---------   --------   -----------    ----------
Balance as of December 31,
  2004......................  8,556,531   $11,870,909   3,761,071   $320,150   $(8,768,740)   $3,422,319
                              =========   ===========   =========   ========   ===========    ==========

   The accompanying notes are an integral part of the consolidated financial statements.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
                                (WHOLE DOLLARS)

                                                                  2004           2003
                                                              ------------   ------------
Cash Flows From Operating Activities:
  Net Income................................................  $    211,522   $      4,853
  Adjustments To Reconcile Net Income To Net Cash Used In
     Operating Activities:
     Depreciation and Amortization..........................       629,697        453,926
     Compensation Recognized For Stock Options & Purchase
       Warrants.............................................            --         84,042
     Changes in Assets and Liabilities:
       (Increase) Decrease in Accounts Receivable...........      (132,529)      (447,109)
       (Increase) Decrease in Inventory.....................      (302,166)       126,215
       (Increase) Decrease in Other Assets..................          (789)        21,654
       Increase (Decrease) in Accounts Payable..............       457,727        (13,890)
       Increase (Decrease) in Other Liabilities.............       163,073         (4,273)
                                                              ------------   ------------
          Changes in Assets and Liabilities.................       185,316       (317,403)
                                                              ------------   ------------
          Cash Provided By Operating Activities.............     1,026,535        225,418
Cash Flows From Investing Activities:
  Purchase of Equipment.....................................      (392,046)      (164,626)
  (Increase) Decrease in Restricted Cash Equivalents........            --          5,303
  Purchase of Intangible Assets.............................       (83,095)        (2,419)
                                                              ------------   ------------
          Cash Provided By (Used In) Investing Activities...      (475,141)      (161,742)
Cash Flows From Financing Activities:
  Proceeds from Borrowings on Line of Credit................    16,794,439     14,122,113
  Payments on Line of Credit................................   (16,983,775)   (13,897,349)
  Issuance of Common Shares and Purchase Warrants...........        38,689         37,713
  Payments on Notes Payable.................................      (341,191)      (219,647)
                                                              ------------   ------------
          Cash Provided (Used) By Financing Activities......      (491,838)        42,830
Increase In Cash............................................        59,556        106,506
Cash At Beginning Of Period.................................       106,639            133
                                                              ------------   ------------
Cash At End Of Period.......................................  $    166,195   $    106,639
                                                              ============   ============

Supplemental Cash Flow disclosure:

                                                                    2004           2003
                                                                  --------       --------
     Interest Paid..........................................      $197,818       $183,616

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

  REVENUE RECOGNITION

     We recognize revenue at the time we transfer title to our products to our customers consistent with generally accepted accounting principles. Generally, we recognize revenue when our products are delivered to our customer's location consistent with our terms of sale. In most instances title for goods shipped internationally transfers to the buyer once it leaves our facility and therefore, we recognize revenue upon shipment to foreign customers.

  SHIPPING AND HANDLING REVENUE AND COSTS

     Our products are generally priced on a delivered basis with the price of delivery included in the overall price of our products which is reported as sales. Separately identified freight and handling charges are also included in sales. Our trucks which deliver our products to our customers sometimes generate backhaul revenue from hauling freight for other third parties. Revenue from backhaul activity is recognized upon completion of the delivery service.

     We include shipping and handling costs including expenses of Rockwell Transportation, Inc. in cost of sales.

  CASH AND CASH EQUIVALENTS AND RESTRICTED CASH EQUIVALENTS

     We consider cash on hand, unrestricted certificates of deposit and short term marketable securities as cash and cash equivalents.

     At December 31, 2004 and 2003, restricted cash equivalents consisted of a certificate of deposit of $8,662 and $8,662, respectively, securing a letter of credit.

  ACCOUNTS RECEIVABLE

     Accounts receivable are stated at invoice amounts. The carrying amount of trade accounts receivable is reduced by an allowance for doubtful accounts that reflects our best estimate of accounts that may not be collected. We review outstanding trade account receivable balances and based on our assessment of expected collections, we estimate the portion, if any, of the balance that may not be collected as well as a general

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY valuation allowance for other accounts receivable based primarily based on historical experience. All accounts or portions thereof deemed to be uncollectible are written off to the allowance for doubtful accounts.

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

  LICENSING FEES

     License Fees related to the technology, intellectual property and marketing rights for dialysate iron covered under certain issued patents have been capitalized and are being amortized over the life of the related patents which is generally 17 years.

  GOODWILL, INTANGIBLE ASSETS AND LONG LIVED ASSETS

     We adopted Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill is not amortized; however, it must be tested for impairment at least annually. Amortization continues to be recorded for other intangible assets with definite lives over their estimated useful lives. Intangible assets subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable.

     An impairment review of goodwill, intangible assets, and property and equipment is performed annually or whenever a change in condition occurs which indicates that the carrying amounts of assets may not be recoverable. Such changes may include changes in our business strategies and plans, changes to our customer contracts, changes to our product lines and changes in our operating practices. We use a variety of factors to assess the realizable value of long-lived assets depending on their nature and use.

     The recorded amounts of goodwill and other intangibles from prior business combinations are based on management's best estimates of the fair values of assets acquired and liabilities assumed at the date of acquisition. We assess goodwill for impairment annually. The useful lives of other intangible assets are based on management's best estimates of the period over which the assets are expected to contribute directly or indirectly to our future cash flows. Management annually evaluates the remaining useful lives of intangible assets with finite useful lives to determine whether events and circumstances warrant a revision to the remaining amortization periods. It is reasonably possible that management's estimates of the carrying amount of goodwill and the remaining useful lives of other intangible assets may change in the near term.

  INCOME TAXES

     A current tax liability or asset is recognized for the estimated taxes payable or refundable on tax returns for the year. Deferred tax liabilities or assets are recognized for the estimated future tax effects of temporary differences between book and tax accounting and operating loss and tax credit carryforwards.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

  PRODUCT DEVELOPMENT AND RESEARCH

     We incurred product development and research costs related to the commercial development, patent approval and regulatory approval of new products, including iron supplemented dialysate, aggregating approximately $200,000 and $250,000 in 2004 and 2003, respectively.

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

     Our reported and pro forma information for the years ended December 31:

                                                                2004        2003
                                                              ---------   ---------
As reported net income (loss) available to common
  shareholders..............................................  $ 211,522   $   4,853
Less: Stock based compensation expense determined under the
  fair market value method, net of tax......................    879,457     481,292
                                                              ---------   ---------
Pro forma net income (loss).................................  $(667,935)  $(476,439)
                                                              =========   =========
As reported basic earnings per share and diluted earnings
  per share.................................................  $     .02   $    0.00
Pro forma earnings (loss) per share and diluted earnings
  (loss) per share..........................................  $   (0.08)  $   (0.06)

  NET EARNINGS PER SHARE

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

                                                                2004        2003
                                                              ---------   ---------
Basic Weighted Average Shares Outstanding...................  8,546,302   8,495,134
Effect of Dilutive Securities...............................    758,821     734,620
                                                              ---------   ---------
Diluted Weighted Average Shares Outstanding.................  9,305,123   9,229,754
                                                              =========   =========

     At December 31, 2004 potentially dilutive securities comprised 2,707,717 stock options exercisable at prices from $.55 to $4.05 per share, 3,625,000 common share purchase warrants exercisable at $4.50 per common share and 136,071 common share purchase warrants exercisable at various prices ranging from $.50 to $4.05.

     At December 31, 2003 potentially dilutive securities comprised 1,918,927 stock options exercisable at prices from $.55 to $3.06 per share, 3,625,000 common share purchase warrants exercisable at $4.50 per common share and 141,071 common share purchase warrants exercisable at various prices ranging from $.50 to $2.70.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

  ACCOUNTING CHANGE

     In 2004, we made a change to the relative allocation of certain costs for facility, depreciation and other costs that increased the portion of those costs included in cost of sales. As a result, we increased cost of sales and decreased selling, general and administrative expenses by $136,800 in 2004 as compared to 2003 for this change in allocations.

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

3. MANAGEMENT'S PLAN OF OPERATION

     We have followed a strategy of developing market share through a differentiated value proposition to our customers including new products, superior delivery and customer service, and tailoring product line offerings to match customer requirements, including offering a full range of formulations and supplies. In 2004, our revenue increased by $2,974,566 or 19.9% over 2003. In 2003, our revenue increased by $3,474,000 or 30.2% over 2002.

     Our strategy is to expand our operations to serve dialysis providers throughout the United States and internationally on an export basis. We anticipate that, as a result of our existing supply agreements, our customer relationships and our changing market dynamics, we have the opportunity to capture substantial market share that will lead to sustaining and increasing our profitable operations. We expect that we will continue to realize substantial growth during 2005 and that we will require additional working capital and capital expenditures to fund this growth. In addition, over the next several years, we expect to make substantial investments in our dialysate iron product in order to gain FDA approval to market dialysate iron.

     In 2004, we generated cash from our business operations and reinvested those funds into the development and expansion of our business. Cash flow generated from our business operations aggregated $840,000 in 2004 after adjusting our earnings for non-cash charges against earnings for depreciation and amortization. We realized substantial growth of over 30% in our core concentrate business in 2004 and as a result we increased our accounts receivable and inventory by over $430,000 to support this growth. Based on current and prospective developments that we anticipate in our business in 2005, we will require additional working capital and capital expenditures to support our development plans. Positive cash flow from operations is anticipated to provide a portion of the funding that we anticipate that we may need to support future growth.

     In addressing our need for expanded working capital requirements, we have received a commitment letter for a new line of credit with a financial institution which expands our borrowing capacity. This credit line has a $2.75 million credit limit. We are permitted to borrow up to 80% of our eligible accounts receivable and 40% of eligible inventory up to $600,000. This line of credit is dependent upon certain conditions including satisfactory completion of due diligence by the lender and completion of legal documentation.

     We are seeking FDA approval for our dialysate iron drug product. The development and approval of drugs can be expensive and take a long time. The development and approval costs may offset some or all of our earnings during the approval process. We estimate the cash required to fund approval of our new iron supplemented dialysate product will be between $5,000,000 -- $7,000,000 over the next several years. We may raise these funds ourselves or if we do not raise the capital to fund this project ourselves, we may decide to seek a partner with greater technical and financial resources to facilitate approval of this product.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

     We believe that we will be able to raise the capital required to expand our operations and fund our new product development strategy through a combination of cash flow from operations and licensing, debt or equity financing arrangements; however we may not be successful.

     If we are not successful in raising additional funds, we may be required to alter our growth strategy, defer spending on business development, curtail production expansion plans or take other measures to conserve our cash resources.

4. SIGNIFICANT MARKET SEGMENTS

     We operate in one market segment which involves the manufacture and distribution of hemodialysis concentrates, dialysis kits and ancillary products used in the dialysis process to hemodialysis clinics. For the year ended December 31, 2004, two customers each accounted for more than 10% of our total sales, representing 52% of total sales. For the year ended December 31, 2003, three customers each accounted for more than 10% of our total sales, representing 42% of total sales. Our accounts receivable from these customers were $1,362,000 and $1,032,000 as of December 31, 2004 and 2003, respectively. We are dependent on these customers and the loss of any of them would have a material adverse effect on our business, financial condition and results of operations. Our international sales aggregated slightly over 4% and 3% of overall sales in 2004 and 2003, respectively.

5. INVENTORY

     Components of inventory as of December 31, 2004 and 2003 are as follows:

                                                                 2004         2003
                                                              ----------   ----------
Raw Materials...............................................  $  399,455   $  241,317
Finished Goods..............................................   1,253,002    1,108,974
                                                              ----------   ----------
     Total..................................................  $1,652,457   $1,350,291
                                                              ==========   ==========

6. PROPERTY AND EQUIPMENT

     Major classes of Property and Equipment, stated at cost, as of December 31, 2004 and 2003 are as follows:

                                                                2004          2003
                                                             -----------   -----------
Leasehold Improvements.....................................  $   380,319   $   379,244
Machinery and Equipment....................................    2,652,899     2,337,726
Office Equipment and Furniture.............................      247,582       208,692
Laboratory Equipment.......................................      236,747       236,747
Transportation Equipment...................................      705,320       533,717
                                                             -----------   -----------
                                                               4,222,867     3,696,126
  Accumulated Depreciation.................................   (2,174,202)   (1,752,750)
                                                             -----------   -----------
Net Property and Equipment.................................  $ 2,048,665   $ 1,943,376
                                                             ===========   ===========

     Included in the table above are assets under capital lease obligations with a cost of $873,628 and $523,345 and a net book value of $669,514 and $477,612, as of December 31, 2004 and 2003, respectively.

     Depreciation expense was $602,039 for 2004 and $429,377 for 2003.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

7. GOODWILL AND INTANGIBLE ASSETS

     Total goodwill was $920,745 at December 31, 2004 and 2003. We completed our annual impairment tests as of November 30, 2004 and 2003 and determined that no adjustment for impairment of goodwill was required.

     We entered into a global licensing agreement in 2001 covering patents for a method for iron delivery to a patient by transfer from dialysate. The invention relates to methods and compositions for delivering iron to an iron-deficient patient using an iron complex in an aqueous solution. We entered into a second licensing agreement in 2002 covering patents for a more specific form of iron which may be delivered via dialysate. We intend to obtain FDA approval for this product as a drug additive to our dialysate product line which upon approval will be marketed as an iron maintenance therapy for dialysis patients.

     We have capitalized the licensing fees paid for the rights to use this patented technology as an intangible asset. As of December 31, 2004, we have capitalized licensing fees of $450,214, net of accumulated amortization of $80,705. As of December 31, 2003, we have capitalized licensing fees of $314,071, net of accumulated amortization of $53,047. Our policy is to amortize licensing fees over the life of the patents pertaining to the licensing agreements. We recognized amortization expense of $27,658 in 2004 and $24,549 in 2003. Estimated amortization expense for licensing fees for 2005 through 2009 is approximately $31,000 per year. One of the licensing agreements requires the additional payments upon achievement of certain milestones.

8. LINE OF CREDIT

     As of March 28, 2003, we renewed and expanded our credit facility under a $2,500,000 revolving line of credit facility with a financial institution. The two year loan facility is secured by our accounts receivable and other assets. Borrowings under the facility are limited to 80% of eligible accounts receivable. We are required to maintain a net worth of $750,000. We are obligated to pay interest at the rate of two percentage points over the prime rate, plus other fees aggregating .25% of the loan balance. Our outstanding borrowings under this loan facility were $452,700 and $642,018 as of December 31, 2004 and 2003, respectively.

     Subsequent to the end of the year, we received a commitment letter for a new line of credit with a financial institution which expands our borrowing capacity. This credit line has a $2.75 million credit limit with interest at ..75% over the prime rate. We are permitted to borrow up to 80% of our eligible accounts receivable and 40% of eligible inventory up to $600,000. This line of credit is dependent upon certain conditions including satisfactory completion of due diligence by the lender and completion of legal documentation.

9. NOTES PAYABLE & CAPITAL LEASE OBLIGATIONS

  NOTES PAYABLE

     In August 2001, we entered into a financing agreement with a financial institution to fund $1,000,000 of equipment capital expenditures for our manufacturing facilities. The note payable requires monthly payments of principal and interest aggregating $20,884 through June 2007. The note had a balance of $561,637 and $754,541 at December 31, 2004 and 2003, respectively. The note bears interest at a fixed rate of 8.65% and is collateralized by the equipment acquired by the Company.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

     Future principal payments on notes payable are:

Year ending December 31, 2005...............................  $210,258
Year ending December 31, 2006...............................   229,173
Year ending December 31, 2007...............................   122,206
                                                              --------
  Total Notes Payable.......................................  $561,637
                                                              ========

  CAPITAL LEASE OBLIGATIONS

     During 2004, we entered into capital lease obligations primarily related to equipment with an initial fair market value aggregating $315,282. In addition, we have other capital lease obligations related to financing other equipment. These capital lease obligations require even monthly installments over periods ranging from 2005-2010 and interest rates on the leases range from 5%-17.0%. These obligations under capital leases had outstanding balances of $646,643 and $479,648 at December 31, 2004 and 2003, respectively.

     Future minimum lease payments under capital lease obligations are:

Year ending December 31, 2005...............................  $ 237,231
Year ending December 31, 2006...............................    214,304
Year ending December 31, 2007...............................    163,400
Year ending December 31, 2008...............................     95,992
Year ending December 31, 2009...............................     67,755
Thereafter..................................................      5,159
                                                              ---------
  Total minimum payments on capital lease obligations.......    784,441
Interest....................................................   (137,798)
                                                              ---------
  Present value of minimum lease payments...................    646,643
Current portion of capital lease obligations................   (179,344)
                                                              ---------
  Long-term capital lease obligations.......................  $ 467,299
                                                              =========

11. OPERATING LEASES

     We lease our production facilities and administrative offices as well as certain equipment used in our operations. The lease terms are three to seven years. Lease payments under all operating leases were $651,642 and $810,105 for the years ended December 31, 2004 and 2003, respectively.

     We have leases on two buildings that approximate 51,000 square feet each and that expire in August 2005 and July 2008, respectively.

     Future minimum rental payments under these lease agreements are as follows:

Year ending December 31, 2005...............................  $  597,681
Year ending December 31, 2006...............................     444,139
Year ending December 31, 2007...............................     417,596
Year ending December 31, 2008...............................     216,294
Year ending December 31, 2009...............................      11,501
                                                              ----------
  Total.....................................................  $1,687,211
                                                              ==========

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

12. INCOME TAXES

     We recognized no income tax expense or benefit for the years ended December 31, 2004 and 2003. We earned a profit in both years and retained a valuation allowance against our net deferred tax assets due to our limited history of taxable income.

     A reconciliation of income tax expense at the statutory rate to income tax expense at our effective tax rate is as follows:

                                                                2004      2003
                                                              --------   -------
Tax Expense Computed at 34% of Pretax Income................  $ 72,000   $ 1,600
  Effect of Permanent Differences Principally Related to
     Non-deductible expenses................................        --        --
  Effect of Change in Valuation Allowance...................   (72,000)   (1,600)
                                                              --------   -------
  Total Income Tax Benefit..................................  $    -0-   $   -0-
                                                              ========   =======

     The details of the net deferred tax asset are as follows:

                                                                2004          2003
                                                             -----------   -----------
Total Deferred Tax Assets..................................  $ 2,721,400   $ 2,793,400
Total Deferred Tax Liabilities.............................      (45,000)      (45,000)
Valuation Allowance Recognized for Deferred Tax Assets.....   (2,676,400)   (2,748,400)
                                                             -----------   -----------
Net Deferred Tax Asset.....................................  $       -0-   $       -0-
                                                             ===========   ===========

     Deferred income tax liabilities result primarily from the use of accelerated depreciation for tax reporting purposes. Deferred income tax assets result primarily from net operating loss carryforwards. For tax purposes, we have net operating loss carryforwards of approximately $7,700,000 that expire between 2012 and 2024.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to our history of operating losses, management has placed a full valuation allowance against the net deferred tax assets as of December 31, 2004 and 2003.

13. CAPITAL STOCK

     Our authorized capital stock consists of 20,000,000 common shares, no par value per share, of which 8,556,531 shares were outstanding at December 31, 2004 and 8,519,405 shares were outstanding at December 31, 2003; 2,000,000 preferred shares, none issued or outstanding, and 1,416,664 of 8.5% non-voting cumulative redeemable Series A Preferred Shares, $1.00 par value, of which none were outstanding at either December 31, 2004 or December 31, 2003.

     During 2004, we issued 32,126 common shares as a result of the exercise of stock options by employees and realized proceeds of $34,989 or $1.09 per share on average. We also issued 5,000 common shares upon the exercise of warrants to investors in our private placement. We realized proceeds of $3,700 or $.74 per share on average. Investors exercising these private placement warrants received unregistered common shares which may not be resold for a period of one year following the date they were acquired.

     During 2003, we issued 18,733 common shares as a result of the exercise of stock options by employees and realized proceeds of $24,914 or $1.33 per share on average. We also issued 12,389 common shares upon the exercise of warrants to investors in our private placement. We realized proceeds of $12,800 or $1.03 per

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY share on average. Investors exercising these private placement warrants received unregistered common shares which may not be resold for a period of one year following the date they were acquired.

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

     Holders of the Public Warrants, were entitled to purchase one common share at the exercise price of $4.50 per share for a period of three years commencing January 26, 1999 and expiring January 26, 2002. The Board of Directors approved extending the expiration date of these warrants until January 26, 2006 under the same terms and conditions. The exercise price and the number of common shares to be issued upon the exercise of each warrant are subject to adjustment in the event of share split, share dividend, recapitalization, merger, consolidation or certain other events. There were 3,625,000 Public Warrants issued and outstanding at both December 31, 2004 and 2003.

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

14. STOCK OPTIONS

  EMPLOYEE STOCK OPTIONS

     The Board of Directors approved the Rockwell Medical Technologies, Inc., 1997 Stock Option Plan on July 15, 1997 (the "Plan"). The Stock Option Committee as appointed by the Board of Directors administers the Plan, which provides for grants of nonqualified or incentive stock options to key employees, officers, directors, consultants and advisors to the Company. Currently the Stock Option Committee consists of our entire Board of Directors. On May 27, 2004, our shareholders adopted an amendment to the stock option plan to increase the number of options available to be granted to 3,900,000 from 2,900,000. Under the amendment to the stock option plan, we may grant up to 3,900,000 options to purchase common shares. Exercise prices, subject to certain plan limitations, are at the discretion of the Stock Option Committee of the Board of Directors. Options granted normally expire 10 years from the date of grant or upon termination of employment. The Stock Option Committee of the Board of Directors determines vesting rights on the date of grant. Employee options typically vest over a three year period from the date of grant.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

     A summary of the status of the Company's Employee Stock Option Plan excluding options granted to consultants is as follows:

                                                               SHARES     PRICE
                                                              ---------   -----
Outstanding at December 31, 2002............................  1,215,160   $1.38
  Granted...................................................    728,000    1.99
  Exercised.................................................    (18,733)   1.33
  Cancelled.................................................     (6,000)   1.10
                                                              ---------
Outstanding at December 31, 2003............................  1,918,927    1.51
  Granted...................................................    858,000    3.17
  Exercised.................................................    (32,126)   1.09
  Cancelled.................................................    (37,084)   1.56
                                                              ---------
Outstanding at December 31, 2004............................  2,707,717    2.12
                                                              =========

                                                       OPTIONS EXERCISABLE
                OPTIONS OUTSTANDING                    --------------------
----------------------------------------------------               WEIGHTED
                               REMAINING    WEIGHTED               AVERAGE
   RANGE OF       NUMBER OF   CONTRACTUAL   EXERCISE   NUMBER OF   EXERCISE
EXERCISE PRICES    OPTIONS        LIFE       PRICE      OPTIONS     PRICE
---------------   ---------   ------------  --------   ---------   --------
$ .55 to $1.50      700,467   2.6-8.0 yrs.   $0.76       641,300    $ .78
$1.81 to $2.79    1,487,250   4.1-10 yrs.    $2.25       811,750    $2.10
$3.00 to
  $4.05.......      520,000   2.6-9.0 yrs.   $3.56       297,500    $3.27
                  ---------                            ---------
  Total           2,707,717   7.7 yrs.....   $2.12     1,750,550    $1.81

     The per share weighted average fair values at the date of grant for the options granted to employees during the years ended December 31, 2004 and 2003 were $3.17 and $1.43 respectively. For the period ended December 31, 2004, the fair value was determined using the Black Scholes option pricing model using the following assumptions: dividend yield of 0.0 percent, risk free interest rates of 1.6-3.2 percent, volatility of 94% and expected lives of 2.0-3.0 years. For the period ended December 31, 2003 the fair value was determined using the Black Scholes option pricing model using the following assumptions: dividend yield of
0.0 percent, risk free interest rate of 1.6-2.1 percent, volatility of 123% and expected lives of 3.0 years.

     As of December 31, 2004, the remaining number of stock options available for future grants was 453,355.

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

     Our policy is to amortize the fair market value of options and warrants granted to non-employees to expense over the term of the related consulting agreement. There was no expense recognized for the year ended December 31, 2004. We recognized $84,042 of amortization expense for the year ended December 31, 2003.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

15. RELATED PARTY TRANSACTIONS

     During the years ended December 31, 2004 and 2003, we had revenue from companies in which our outside directors held an equity interest. Mr. Ronald D. Boyd, a director of the Company as of March 14, 2000 , held an equity interest in certain customers of our products. Revenue from these entities was $15,000 and $101,000 in 2004 and 2003, respectively. Mr. Kenneth L. Holt, a director of the Company as of March 14, 2000, holds an equity interest in certain other customers of ours. Revenue from these entities was $119,000 and $156,000 in 2004 and 2003, respectively.

16. SUPPLEMENTAL CASH FLOW INFORMATION

     We entered into non-cash transactions described below during the years ended December 31, 2004 and 2003 which have not been included in the Consolidated Statement of Cash Flows.

     We entered into capital leases on equipment with a cost of $315,282 and $477,533 for the years ended December 31, 2004 and 2003, respectively, and financed those with capital lease obligations.

17. SUBSEQUENT EVENT -- LITIGATION SETTLEMENT

     We were the plaintiff in certain litigation that was settled in the first quarter of 2005. We expect to receive gross proceeds from this settlement of approximately $241,000. We received cash of $130,000 during the first quarter of 2005. A portion of the cash received was from the exercise of stock options by the defendant during the first quarter of 2005 which totaled $103,750. The balance of the settlement is due by April 29, 2005. As of December 31, 2004, we have not recognized income for any portion of this settlement.

18. RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123R ("SFAS 123R"), a revision to Statement No. 123, "Accounting for Stock-Based Compensation." This standard requires the Company to measure the cost of employee services received in exchange for equity awards, including stock options, based on the grant date fair value of the awards. The cost will be recognized as compensation expense over the vesting period of the awards. The Company is required to adopt SFAS 123R beginning January 1, 2006. The standard provides for a prospective application. Under this method, the Company will begin recognizing compensation cost for equity based compensation for all new or modified grants after the date of adoption. In addition, the Company will recognize the unvested portion of the grant date fair value of awards issued prior to adoption based on the fair values previously calculated for disclosure purposes. At December 31, 2004, the aggregate value of unvested options, as determined using a Black-Scholes option valuation model, was $1,413,000. Upon adoption of SFAS 123R, approximately $750,000 of this amount will be recognized over the remaining vesting period of these options.

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs" ("SFAS 151"). SFAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs, and spoilage, be charged to expense in the period they are incurred rather than capitalized as a component of inventory costs. Statement 151 is effective for inventory costs incurred after January 1, 2006. The Company is currently evaluating the impact this new standard will have on its financial statements.

                                 EXHIBIT INDEX

EXHIBIT                            DESCRIPTION
-------                            -----------
 3(i).1    Articles of Incorporation of the Company, incorporated by
           reference to Exhibit 3(i).1 to the Company's Registration
           Statement on Form SB-2, File No. 333-31991.
 3(i).2    Certificate of Amendment to Articles of Incorporation of the
           Company, incorporated by reference to Exhibit 3(i).2 to the
           Company's Registration Statement on Form SB-2, File No.
           333-31991.
 3(i).3    Certificate of Correction to Articles of Incorporation of
           the Company, incorporated by reference to Exhibit 3(i).3 to the Company's Registration Statement on Form SB-2, File No.
           333-31991.
 3(i).4    Certificate of Amendment to Articles of Incorporation of the
           Company, incorporated by reference to Exhibit 3(i).4 to the
           Company's Registration Statement on Form SB-2, File No.
           333-31991.
3(ii)      Bylaws of the Company, incorporated by reference to Exhibit
           3(ii) to the Company's Registration Statement on Form SB-2,
           File No. 333-31991.
    4.1    Form of Warrant Agreement, incorporated by reference to
           Exhibit 4.1 to the Company's Registration Statement on Form
           SB-2, File No. 333-31991.
    4.2    Form of Underwriters Warrant Agreement, incorporated by
           reference to Exhibit 4.2 to the Company's Registration
           Statement on Form SB-2, File No. 333-31991.
    4.3    Registration Rights Agreement among the Company and the
           holders of certain of the Company's Common Share Purchase
           Warrants, incorporated by reference to Exhibit 4.6 to the
           Company's Registration Statement on Form SB-2, File No.
           333-31991.
    4.4    Form of Lock-up Agreement, incorporated by reference to
           Exhibit 4.7 to the Company's Registration Statement on Form
           SB-2, File No. 333-31991.
   10.1    Rockwell Medical Technologies, Inc. 1997 Stock Option Plan,
           incorporated by reference to Exhibit 10.1 to the Company's
           Registration Statement on Form SB-2, File No. 333-31991.
   10.2    Employment Agreement dated as of February 19, 1997 between the Company and Robert L. Chioini, incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on
           Form SB-2, File No. 333-31991.
   10.3    Consulting and Financial Advisory Services Agreement dated as of February 19, 1997 between the Company and Wall Street
           Partners, Inc., incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form SB-2, File No.
           333-31991.
   10.4    Asset Purchase Agreement dated as of November 1, 1996 by and among the Predecessor Company, the Family Partnerships (as defined therein), the Members (as defined therein) and the
           Company (formerly known as Acquisition Partners, Inc.),
           incorporated by reference to Exhibit 10.4 to the Company's
           Registration Statement on Form SB-2, File No. 333-31991.
   10.5    First Amendment to Asset Purchase Agreement dated as of
           January 31, 1997 by and among the Predecessor Company, the
           Family Partnerships, the Members and the Company (formerly known as Acquisition Partners, Inc.), incorporated by
           reference to Exhibit 10.5 to the Company's Registration
           Statement on Form SB-2, File No. 333-31991.
   10.6    Second Amendment to Asset Purchase Agreement dated as of
           February 19, 1997 by and among the Predecessor Company, the
           Family Partnerships, the Members and the Company (formerly known as Acquisition Partners, Inc.), incorporated by
           reference to Exhibit 10.6 to the Company's Registration
           Statement on Form SB-2, File No. 333-31991.
   10.7    Letter Agreement dated April 4, 1997 among the parties to
           the Asset Purchase Agreement concerning the conversion of
           the promissory note payable to the Supply Company,
           incorporated by reference to Exhibit 10.7 to the Company's
           Registration Statement on Form SB-2, File No. 333-31991.
   10.8    Lease Agreement dated as of September 5, 1995 between the
           Supply Company, as tenant, and Oakland Oaks, L.L.C., as
           landlord, incorporated by reference to Exhibit 10.9 to the
           Company's Registration Statement on Form SB-2, File No.
           333-31991.

EXHIBIT                            DESCRIPTION
-------                            -----------
   10.9    Assignment and First Amendment to Wixom Building Lease dated as of February 19, 1997 among the Supply Company, as
           assignor, the Company, as assignee, and Oakland Oaks,
           L.L.C., as landlord, incorporated by reference to Exhibit
           10.10 to the Company's Registration Statement on Form SB-2,
           File No. 333-31991.
   10.10   Letter Agreement dated November 21, 1997 among the parties to the Asset Purchase Agreement to confirm the reduction of the purchase price of the Asset Purchase Agreement,
           incorporated by reference to Exhibit 10.12 to the Company's
           Registration Statement on Form SB-2, File No. 333-31991.
   10.11   Employment Agreement dated as of January 12, 1999 between
           the Company and Thomas E. Klema incorporated by reference to the annual report on Form 10-KSB filed March 30, 1999.
   10.12   Lease Agreement dated March 12, 2000 between the Company and
           DFW Trade Center III Limited Partnership incorporated by
           reference to the annual report on Form 10-KSB filed March
           30, 2000.
   10.13   Employment Agreement dated as of March 20, 2000 between the
           Company and Robert L. Chioini incorporated by reference to the quarterly report on Form 10-QSB filed August 11, 2000.
   10.14   Lease Agreement dated October 23, 2000 between the Company and International-Wixom, LLC incorporated by reference to
           the quarterly report on Form 10-QSB filed November 14, 2000.
   10.15   Loan and Security Agreement dated March 28, 2001 between the
           Company and Heller Healthcare Finance, Inc. incorporated by reference to the annual report on Form 10-KSB filed April 2,
           2001.
   10.16   Promissory Note between GE Healthcare Financial Services and
           Rockwell Medical Technologies, Inc. dated August 15, 2001
           incorporated by reference to the quarterly report on Form
           10-QSB filed November 14, 2001.
   10.17   Licensing Agreement between the Company and Ash Medical
           Systems, Inc. dated October 3, 2001 with certain portions of the exhibit deleted under a request for confidential
           treatment under rule 24b-2 of the Securities Act of 1934
           incorporated by reference to the annual report on form
           10-KSB filed April 1, 2002.
   10.18   Licensing Agreement between the Company and Charak LLC and
           Dr. Ajay Gupta dated January 7, 2002 with certain portions of the exhibit deleted under a request for confidential
           treatment under rule 24b-2 of the Securities Act of 1934
           incorporated by reference to the annual report on form
           10-KSB filed April 1, 2002.
   10.19   Supply Agreement between the Company and DaVita, Inc. dated
           March 7, 2003 with certain portions of the exhibit deleted under a request for confidential treatment under rule 24b-2 of the Securities Act of 1934 incorporated by reference to the annual report on form 10-KSB filed March 28, 2003.
   10.20   Amendment No. 1 to the Loan and Security Agreement dated
           March 25, 2003 between the Company and Heller Healthcare
           Finance, Inc. incorporated by reference to the annual report on form 10-KSB filed March 28, 2003.
   10.21   Supply Agreement between the Company and DaVita, Inc. dated
           May 5, 2004 with certain portions of the exhibit deleted
           under a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934 incorporated by
           reference to the quarterly report on Form 10-QSB filed on
           May 17, 2004.
   14.1    Rockwell Medical Technologies, Inc. Code of Ethics
           incorporated by reference to the Definitive Proxy Statement for our 2004 Annual Meeting of Shareholders filed April 23,
           2004.
   21.1    List of Subsidiaries incorporated by reference to Exhibit
           21.1 to the Company's Registration Statement on Form SB-2,
           File No. 333-31991.
   23.1    Consent of Plante & Moran, PLLC.
   31.1    Certifications of Chief Executive Officer Pursuant to Rule
           13a-14(a), as Adopted Pursuant to Section 302 of the
           Sarbanes-Oxley Act of 2002.

EXHIBIT                            DESCRIPTION
-------                            -----------
   31.2    Certifications of Chief Financial Officer Pursuant to Rule
           13a-14(a), as Adopted Pursuant to Section 302 of the
           Sarbanes-Oxley Act of 2002.
   32.1    Certifications of the Chief Executive Officer and Chief
           Financial Officer, Pursuant to 18 U.S.C. Section 1350, as
           Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
           2002.