Form 10QSB
period 2005-03-31
ROCKWELL MEDICAL TECHNOLOGIES INC
filed 2005-05-13
CIK 1041024

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

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934.

FOR THE TRANSITION PERIOD FROM  _________ TO ____________

COMMISSION FILE NUMBER: 000-23-661 ______________________

                       ROCKWELL MEDICAL TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)

           MICHIGAN                                    38-3317208
 ------------------------------            -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                                30142 WIXOM ROAD
                              WIXOM, MICHIGAN 48393
                     --------------------------------------
                    (Address of principal executive offices)

                                 (248) 960-9009
                            -------------------------
                           (Issuer's telephone number)

    -------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 8,608,530 Common Shares outstanding as of April 30, 2005.

Transitional Small Business Disclosure Format (Check one):

Yes [ ]  No [X]

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                   As of March 31, 2005 and December 31, 2004

                                 (Whole Dollars)

                                                                                                  MARCH 31,         DECEMBER 31,
                                                                                                   2005                2004
                                                                                                ------------        ------------
                                         ASSETS
Cash and Cash Equivalents................................................................       $    866,480        $    166,195
Restricted Cash Equivalents..............................................................              8,662               8,662
Accounts Receivable, net of a reserve of $44,500 in 2005 and $44,500 in 2004.............          2,496,621           2,302,093
Inventory................................................................................          2,649,960           1,652,457
Other Current Assets.....................................................................            195,492             111,630
                                                                                                ------------        ------------
    Total Current Assets.................................................................          6,217,215           4,241,037
Property and Equipment, net..............................................................          1,966,644           2,048,665
Intangible Assets........................................................................            361,663             369,508
Goodwill.................................................................................            920,745             920,745
Other Non-current Assets.................................................................            118,637             120,597
                                                                                                ------------        ------------
     Total Assets........................................................................       $  9,584,904        $  7,700,552
                                                                                                ============        ============
                         LIABILITIES AND SHAREHOLDERS' EQUITY

Short Term Borrowings....................................................................       $    511,000        $    452,682
Notes Payable & Capitalized Lease Obligations............................................            411,079             389,602
Accounts Payable.........................................................................          2,623,867           2,124,679
Customer Deposits........................................................................          1,225,333              11,005
Accrued Liabilities......................................................................            427,684             481,587
                                                                                                ------------        ------------
     Total Current Liabilities ..........................................................          5,198,963           3,459,555

Long Term Notes Payable & Capitalized Lease Obligations..................................            750,657             818,678

     Shareholders' Equity:
Common Share, no par value, 8,596,531 and 8,556,531 shares issued and outstanding........
                                                                                                  11,974,659          11,870,909
Common Share Purchase Warrants, 3,761,071 and 3,761,071 shares issued and
outstanding..............................................................................            320,150             320,150
Accumulated Deficit......................................................................         (8,659,525)         (8,768,740)
                                                                                                ------------        ------------
      Total Shareholders' Equity.........................................................          3,635,284           3,422,319
                                                                                                ------------        ------------

     Total Liabilities And Shareholders' Equity..........................................       $  9,584,904        $  7,700,552
                                                                                                ============        ============

The accompanying notes are an integral part of the consolidated financial statements.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                         CONSOLIDATED INCOME STATEMENTS

          FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004

                                 (WHOLE DOLLARS)
                                   (Unaudited)

                                           THREE MONTHS ENDED       THREE MONTHS ENDED
                                             MARCH 31, 2005           MARCH 31, 2004
                                             --------------           --------------
SALES ..................................       $5,619,508               $4,307,844
Cost of Sales ..........................        4,950,092                3,612,884
                                               ----------               ----------
  GROSS PROFIT .........................          669,416                  694,960
Selling, General and Administrative.....          647,659                  570,411
                                               ----------               ----------
  OPERATING INCOME .....................           21,757                  124,549
Other Income ...........................          137,468                        -
Interest Expense, net ..................           50,010                   44,332
                                               ----------               ----------
  NET INCOME ...........................       $  109,215               $   80,217
                                               ==========               ==========

BASIC EARNINGS PER SHARE ...............       $      .01               $      .01

DILUTED  EARNINGS PER SHARE ............       $      .01               $      .01

The accompanying notes are an integral part of the consolidated financial statements.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

          FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004

                                 (WHOLE DOLLARS)
                                   (Unaudited)

                                                                               2005                2004
                                                                            -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME.........................................................       $   109,215        $    80,217
  Adjustments To Reconcile Net Income To Net Cash Used For
     Operating Activities:
     Depreciation and Amortization...................................           167,156            145,316

     Changes in Assets and Liabilities:
       Decrease (Increase) in Accounts Receivable....................          (194,528)            35,659
       (Increase) in Inventory.......................................          (997,503)          (260,762)
       (Increase) in Other Assets....................................           (81,902)           (41,592)
       Increase in Accounts Payable..................................           499,188            569,607
       Increase in Customer Deposits.................................         1,214,328                  -
       Increase (Decrease) in Other Liabilities......................           (53,903)           111,703
                                                                            -----------        -----------
          Changes in Assets and Liabilities..........................           385,680            414,615
                                                                            -----------        -----------
           CASH PROVIDED BY OPERATING ACTIVITIES.....................           662,051            640,148

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of Equipment...........................................           (60,281)          (162,443)
                                                                            -----------        -----------
           CASH (USED IN) INVESTING ACTIVITIES.......................           (60,281)          (162,443)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Borrowing on Line of Credit.......................         4,648,395          4,038,968
       Payments on Line of Credit....................................        (4,590,077)        (4,198,872)
       Payments on Notes Payable and Capital Lease Obligations.......           (63,553)           (78,034)
       Issuance of Common Shares.....................................           103,750             22,157
                                                                            -----------        -----------
            CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES..........            98,515           (215,781)

INCREASE IN CASH.....................................................           700,285            261,924
CASH AT BEGINNING OF PERIOD..........................................           166,195            106,639
                                                                            -----------        -----------
CASH AT END OF PERIOD................................................       $   866,480        $   368,563
                                                                            ===========        ===========
Supplemental Cash Flow Disclosure:
    Interest Paid....................................................       $    50,057        $    44,378
                                                                            ===========        ===========
Non-Cash Investing and Financing Activity -
    Equipment Acquired Under Capital Lease Obligations...............       $    17,009        $   185,648
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

     We are regulated by the United States Food and Drug Administration (the "FDA") under the Federal Drug and Cosmetics Act, as well as by other Federal, state and local agencies. We have received 510(k) approval from the FDA to market hemodialysis solutions and powders. We also have 510(k) approval to sell our Dri-Sate (R)Dry Acid Concentrate product line and Dri-Sate(R) Dry Acid Mixing System.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

      Our consolidated financial statements include our accounts and the accounts of our wholly owned subsidiary, Rockwell Transportation, Inc. All intercompany balances and transactions have been eliminated.

      In the opinion of our management, all adjustments have been included which are necessary to make the financial statements not misleading. All of these adjustments that are material are of a normal and recurring nature. Our operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005. You should read our unaudited interim financial statements together with the financial statements and related footnotes for the year ended December 31, 2004 included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. Our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 includes a description of our significant accounting policies.

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

      We require certain customers, mostly international customers, to pay for product prior to the transfer of title to the customer. Deposits received from customers and payments in advance for orders are recorded as liabilities under Customer Deposits until such time as orders are filled and title transfers to the customer consistent with our terms of sale. At March 31, 2005, we had customer deposits of $1,225,333.

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

                                                           Three months ended
                                                       ---------------------------
                                                                March 31,
                                                       ---------------------------
                                                          2005             2004
                                                       ---------         ---------
Basic Weighted Average Shares Outstanding              8,580,267         8,535,524
Effect of Dilutive Securities                            749,785           801,956
                                                       ---------         ---------
Diluted Weighted Average Shares Outstanding            9,330,052         9,337,480
                                                       =========         =========

3. LINE OF CREDIT

            On March 29, 2005, we entered into a new line of credit with a financial institution. The loan agreement provides for revolving borrowings by us of up to $2,750,000. We are permitted to borrow up to 80% of eligible accounts receivable and 40% of eligible inventory up to $600,000. Borrowings under the loan agreement are secured by accounts receivable, inventory and certain other assets. The annual interest rate payable on revolving borrowings under the loan agreement is the lender's prime rate plus 75 basis points. The lender's commitment to make revolving borrowings under the loan agreement expires on March 31, 2006. As of March 31, 2005 we had borrowed $511,000 under this line of credit.

4. OTHER INCOME

            We were the plaintiff in certain litigation that was settled in the first quarter of 2005. Since we have realized the full proceeds of the settlement, which totaled approximately $241,000, we have recognized $137,468 of other income from this settlement in the first quarter of 2005. A portion of the cash received was from the exercise of stock options by the defendant which totaled $103,750.

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

OVERVIEW

      We operate in a single business segment: the manufacture and distribution of hemodialysis concentrates, dialysis kits and ancillary products used in the dialysis process. Our business has gained market share each year and our sales have grown each year since our inception in 1996. In 2004, our revenue grew 20% to $17.9 million and we earned $211,000. We increased our sales by over 30% for the first three months of 2005 compared to last year's first quarter. Our net earnings were $109,215 in the first quarter of 2005 and we expanded our operations in the Southeastern United States by adding a third manufacturing facility in March of 2005.

      We believe that our core concentrate and supply business can continue to be profitable; however, the dialysis supply market is very competitive and we compete against companies with substantially greater resources than us. We expect to continue growing our business while executing our strategic plan to expand our product lines, expand our geographic reach and to develop our proprietary technology.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005

            Our sales in the first quarter of 2005 were $5,619,508 and increased by 30.4% over the first quarter of 2004. Sales of our dialysis concentrates represented 85% of our sales in the first quarter of 2005 and increased 40% over the first quarter of 2004. Sales of our ancillary products decreased by a net $68,000 largely as a result of a reduction of blood tubing sales to a single customer which was partially offset by an increase in dialysis kit sales as a result of the purchase order described below.

            We have continued to realize sales growth with national and regional dialysis chains throughout the eastern half of the United States over the last year. In February of 2005, we announced that we had signed multiple supply agreements with several dialysis chains and regional units of national chains in the Southeastern United States. The aggregate annual revenue from these dialysis chains is anticipated to be approximately $2,500,000. We began to fulfill these supply agreements beginning in March of 2005 and expect to realize the full quarterly revenue impact during the second quarter of 2005. We also opened a third manufacturing facility in the month of March 2005 to support the business under these supply agreements in addition to our existing portfolio of business in the Southeastern United States.

            We achieved accelerated growth in the Southeastern United States through the sale of our liquid acid concentrate product lines over the last six months. Overall, we experienced substantial unit growth in our liquid product lines with the aggregate gallons of liquid acid sold increasing by 70% from the first quarter of 2004. We achieved a faster and more profitable operational start-up by gaining a critical mass of customers in a short time frame by penetrating this region with our liquid products. We will attempt to convert many of these new liquid concentrate customers to our Dri-Sate Dry Acid Concentrate products.

            We received a significant purchase order from a single distributor for dialysis products totaling $6,500,000 and fulfilled approximately $625,000 of this purchase order in the first quarter which is included in our sales results. We anticipate filling the majority of this purchase order during the second quarter of 2005. Similar purchase orders may or may not recur in the future.

            Gross profit was $669,416 in the first quarter of 2005 which represented a decrease of $25,544 from the first quarter of 2004. Our overall gross profit margins in the first quarter of 2005 were 11.9% as compared to 16.1% in the first quarter of 2004. Most of the gross profit margin decrease resulted from higher distribution costs to develop business in the Southeastern United States. While we experienced a significant sales increase of 30.4% we made an investment in the geographic expansion of our business and added a third manufacturing facility that increased our costs of operation.

We also increased our production staffing in our other facilities to prepare for anticipated growth in our production output. These costs combined with higher distribution costs reduced our gross profit in the first quarter.

            Despite our higher sales volumes, our gross profit margins decreased largely due to high distribution and delivery costs for our products which more than offset productivity improvements from higher production volumes. Our total distribution and delivery costs have increased by approximately 3 percent of sales from the first quarter of 2004. This increase was attributable to two major factors. First, and most substantially, a majority of the new business we added in the last year was in geographic areas that were beyond the normal distribution range for our plants in Texas and Michigan with strong growth in the Southeast and along the eastern seaboard. We anticipate that having a facility in the Southeastern United States will enable us to realize improvements in distribution efficiencies and will mitigate the negative impact from supplying the Southeastern United States from our other facilities. Second, delivery cost to all of our customers has risen significantly due to increased fuel costs. Fuel cost increases since the first quarter of 2004 have reduced our gross profit margins by 1.2 percent of sales as compared to the first quarter of 2004.

            Selling, general and administrative expense as a percent of sales in the first quarter of 2005 decreased to 11.5% of sales from 13.2% of sales in the first quarter of 2004 or an improvement of 1.7% of sales. Our selling, general and administrative expenses increased $77,000, or 13.5%, compared to the first quarter of 2004. The majority of the cost increase was due to additional resources and internal infrastructure added to handle increased transaction activity associated with our 40% increase in concentrate sales. Dialysate iron development expenses represented about 25% of the increase in selling, general and administrative costs. Overall, dialysate iron expenses totaled $50,000 in the first quarter of 2005 compared to $32,000 in the first quarter of 2004.

            Operating Income in the first quarter of 2005 was $21,757 which was a reduction in profitability of $102,792 compared to the first quarter of 2004. Operating income to sales decreased by 2.5 percentage points which is roughly equivalent to the increase in distribution costs as a percent of sales. We anticipate that as a result of our addition of a facility in the Southeast in March, that our second quarter distribution costs for our concentrate business should decrease by 1 to 2 percent to sales.

            We were the plaintiff in certain litigation that was settled in the first quarter of 2005. Since we have realized the full proceeds of the settlement, which totaled approximately $241,000, we have recognized $137,468 of other income from this settlement in the first quarter of 2005. A portion of the cash received was from the exercise of stock options by the defendant which totaled $103,750.

            Interest expense for the first quarter of 2005 was $50,010 and increased $5,678 over the first quarter of last year.

            Earnings after tax for the first quarter of 2005 was $109,215 or 1.9 % of sales, which was $ 29,000 or 36% higher than the first quarter of 2004. Earnings per share of $.01 was the same as the first quarter of 2004. Fully diluted earnings per share was $.01 in both periods.

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

      In 2004, we generated cash from our business operations and reinvested those funds into the development and expansion of our business. Cash flow generated from our business operations aggregated $840,000 in 2004 after adjusting our earnings for non-cash charges against earnings for depreciation and amortization. We realized substantial growth of over 40% in our core concentrate business in the first quarter of 2005. Based on current and prospective developments that we anticipate in our business in 2005, we will require additional working capital and capital expenditures to support our development plans. Positive cash flow from operations is anticipated to provide a portion of the funding that we anticipate we may need to support future growth.

      In addition to funding provided by operations, we intend to raise additional capital. We continue to engage in discussions with various potential financing sources including potential lenders, strategic partners and investors.

      In addressing our need for additional working capital, we obtained a new line of credit with a financial institution which expands our borrowing capacity. This credit line has a $2.75 million credit limit. We are permitted to borrow up to 80% of our eligible accounts receivable and 40% of eligible inventory up to $600,000. As of March 31, 2005 we had borrowed $511,000 under this credit line.

      We reached a financial settlement in a legal action we brought against the defendant. As a result, we realized gross cash proceeds in the first half of 2005 of approximately $241,000.

      We are seeking FDA approval for our dialysate iron drug product. The development and approval of drugs can be expensive and take a long time. The development and approval costs may offset some or all of our earnings during the approval process. We estimate the cash required to fund approval of our new iron supplemented dialysate product will be between $5,000,000 - $7,000,000 over the next several years. We may raise these funds ourselves or if we do not raise the capital to fund this project ourselves, we may decide to seek a partner with greater technical and financial resources to facilitate FDA approval of this product.

      We plan to raise the capital required to expand our operations and fund our new product development strategy through a combination of cash flow from operations, debt or equity financing arrangements and/or licensing arrangements; however we may not be successful.

      If we are not successful in raising additional funds, we may be required to alter our growth strategy, defer spending on business development, curtail production expansion plans or take other measures to conserve our cash resources.

      In addition, the dialysis provider market that we serve is becoming increasingly concentrated. As a result, our business is predominantly with national and regional dialysis chains. If we were to lose a significant portion of our business with major national and regional dialysis chains, it could have a substantial negative impact on our cash flow and operating results. If we were to lose a substantial portion of our business, it may have a detrimental impact on our ability to continue our operations in their current form or to continue to execute our business strategy. If we lost a substantial portion of our business, we would be required to take actions to conserve our cash resources and to mitigate the impact of any such losses on our business operations.

ITEM 3. CONTROLS AND PROCEDURES

      We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2005. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2005 in ensuring that information required to be disclosed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the Exchange Act rules and forms. There was no change in our internal control over financial reporting identified in connection with such evaluation that occurred during our fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

            We were the plaintiff in certain litigation that was settled in the first quarter of 2005. We received gross proceeds from this settlement of approximately $241,000. We received cash of $130,000 during the first quarter of 2005 and $111,000 in the second quarter of 2005. A portion of the cash received was from the exercise of stock options by the defendant during the first quarter of 2005 which totaled $103,750. The balance of the settlement was paid May 4, 2005. As we have realized the full proceeds of the settlement, the Company has recognized $137,000 of income from this settlement in the first quarter of 2005.

ITEM 6. EXHIBITS

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

                                         ROCKWELL MEDICAL TECHNOLOGIES, INC.
                                                     (Registrant)

        Date: May 12, 2005               /s/ ROBERT L. CHIOINI
                                         ---------------------------
                                            Robert L. Chioini
                                         President, Chief Executive
                                         Officer and Director (Principal
                                         Executive Officer)

        Date: May 12, 2005               /s/ THOMAS E. KLEMA
                                         --------------------------
                                            Thomas E. Klema
                                         Vice President of Finance, Chief
                                         Financial Officer, Treasurer and
                                         Secretary (Principal Financial
                                         Officer and Principal Accounting
                                         Officer)

                              10-QSB EXHIBIT INDEX

EXHIBIT NO.               DESCRIPTION
----------                -----------
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