Form 10QSB
period 2005-06-30
ROCKWELL MEDICAL TECHNOLOGIES INC
filed 2005-08-12
CIK 1041024

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   ----------

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM _________ TO ____________

                       COMMISSION FILE NUMBER: 000-23-661

                                   ----------

                       ROCKWELL MEDICAL TECHNOLOGIES, INC.
        (Exact name of small business issuer as specified in its charter)

           MICHIGAN                                      38 -3317208
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                                30142 WIXOM ROAD
                              WIXOM, MICHIGAN 48393
                    (Address of principal executive offices)

                                 (248) 960-9009
                           (Issuer's telephone number)

           ___________________________________________________________
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 8,677,952 Common Shares outstanding as of August 8, 2005.

Transitional Small Business Disclosure Format (Check one):

Yes [ ] No [X]

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                    As of June 30, 2005 and December 31, 2004

                                 (Whole Dollars)

                                   (Unaudited)

                                                                JUNE 30,    DECEMBER 31,
                                                                  2005          2004
                                                              -----------   ------------
                           ASSETS

Cash and  Cash Equivalents ................................   $ 1,275,910   $   166,195
Restricted Cash Equivalents ...............................         8,662         8,662
Accounts Receivable, net of a reserve of  $44,500 in 2005
   and $44,500 in 2004 ....................................     2,383,340     2,302,093
Inventory .................................................     2,379,666     1,652,457
Other Current Assets ......................................       238,759       111,630
                                                              -----------   -----------
   Total Current Assets ...................................     6,286,337     4,241,037

Property and Equipment, net ...............................     2,028,495     2,048,665
Intangible Assets .........................................       403,817       369,508
Goodwill ..................................................       920,745       920,745
Other Non-current Assets ..................................       116,680       120,597
                                                              -----------   -----------
   Total Assets ...........................................   $ 9,756,074   $ 7,700,552
                                                              ===========   ===========

            LIABILITIES AND SHAREHOLDERS' EQUITY

Short Term Borrowings .....................................   $   991,884   $   452,682
Notes Payable & Capitalized Lease Obligations .............       467,820       389,602
Accounts Payable ..........................................     1,865,435     2,124,679
Customer Deposits .........................................     1,504,273        11,005
Accrued Liabilities .......................................       440,995       481,587
                                                              -----------   -----------
   Total Current Liabilities ..............................     5,270,407     3,459,555

Long Term Notes Payable & Capitalized Lease Obligations ...       643,654       818,678

   Shareholders' Equity:
Common Share, no par value, 8,674,619 and 8,556,531 shares
   issued and outstanding .................................    12,095,931    11,870,909
Common Share Purchase Warrants, 3,710,832 and 3,761,071
   shares issued and outstanding ..........................       320,150       320,150
Accumulated Deficit .......................................    (8,574,068)   (8,768,740)
                                                              -----------   -----------
   Total Shareholders' Equity .............................     3,842,013     3,422,319
                                                              -----------   -----------

   Total Liabilities And Shareholders' Equity .............   $ 9,756,074   $ 7,700,552
                                                              ===========   ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                         CONSOLIDATED INCOME STATEMENTS

       FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004

                                 (WHOLE DOLLARS)

                                   (Unaudited)

                                          THREE MONTHS    THREE MONTHS     SIX MONTHS      SIX MONTHS
                                             ENDED           ENDED           ENDED           ENDED
                                         JUNE 30, 2005   JUNE 30, 2004   JUNE 30, 2005   JUNE 30, 2004
                                         -------------   -------------   -------------   -------------
SALES ................................     $7,791,033      $4,382,924     $13,410,541      $8,690,768
Cost of Sales ........................      6,980,588       3,700,686      11,930,680       7,313,570
                                           ----------      ----------     -----------      ----------
   GROSS PROFIT ......................        810,445         682,238       1,479,861       1,377,198
Selling, General and Administrative ..        688,467         582,977       1,336,126       1,153,388
                                           ----------      ----------     -----------      ----------
   OPERATING INCOME ..................        121,978          99,261         143,735         223,810
Other Income .........................             --              --         137,468              --
Interest Expense, net ................         36,522          44,636          86,531          88,968
                                           ----------      ----------     -----------      ----------
   NET INCOME ........................     $   85,456      $   54,625     $   194,672      $  134,842
                                           ==========      ==========     ===========      ==========

BASIC EARNINGS PER SHARE .............     $     0.01      $     0.01     $      0.02      $     0.02

DILUTED EARNINGS  PER SHARE .........      $     0.01      $     0.01     $      0.02      $     0.01

               The accompanying notes are an integral part of the
                       consolidated financial statements.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

            FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004

                                 (WHOLE DOLLARS)
                                   (Unaudited)

                                                                           2005          2004
                                                                       -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME ......................................................   $   194,672   $   134,842
   Adjustments To Reconcile Net Income To Net Cash Used For
      Operating Activities:
      Depreciation and Amortization ................................       335,288       297,765

      Changes in Assets and Liabilities:
         (Increase) in Accounts Receivable .........................       (81,247)      (56,631)
         (Increase) in Inventory ...................................      (727,209)      (83,067)
         (Increase) in Other Assets ................................      (123,212)      (25,392)
         (Decrease) Increase in Accounts Payable ...................      (259,244)      369,954
         Increase in Customer Deposits .............................     1,493,268           -0-
         (Decrease) Increase in Other Liabilities ..................       (40,592)       22,061
                                                                       -----------   -----------
            Changes in Assets and Liabilities ......................       261,764       226,925
                                                                       -----------   -----------
               CASH PROVIDED BY OPERATING ACTIVITIES ...............       791,724       659,532

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of Equipment .....................................      (282,418)     (187,243)
         Purchase of Intangible Assets .............................       (50,000)          -0-
                                                                       -----------   -----------
               CASH (USED IN) INVESTING ACTIVITIES .................      (332,418)     (187,243)

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from Borrowing on Line of Credit .................     5,129,279     8,108,522
         Payments on Line of Credit ................................    (4,590,077)   (8,251,945)
         Payments on Notes Payable and Capital Lease Obligations ...      (113,815)     (162,349)
         Issuance of Common Shares .................................       225,022        32,876
                                                                       -----------   -----------
               CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES .....       650,409      (272,896)

INCREASE IN CASH ...................................................     1,109,715       199,393
CASH AT BEGINNING OF PERIOD ........................................       166,195       106,639
                                                                       -----------   -----------
CASH AT END OF PERIOD ..............................................   $ 1,275,910   $   306,032
                                                                       ===========   ===========
   Supplemental Cash Flow Disclosure:
            Interest Paid ..........................................   $    86,579   $    89,052
                                                                       ===========   ===========
   Non-Cash Investing and Financing Activity -
            Equipment Acquired Under Capital Lease Obligations .....   $    17,009   $   185,648
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

     We are regulated by the United States Food and Drug Administration (the "FDA") under the Federal Drug and Cosmetics Act, as well as by other Federal, state and local agencies. We have received 510(k) approval from the FDA to market hemodialysis solutions and powders. We also have 510(k) approval to sell our Dri-Sate(R) Dry Acid Concentrate product line and Dri-Sate(R) Dry Acid Mixing System.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

     Our consolidated financial statements include our accounts and the accounts of our wholly owned subsidiary, Rockwell Transportation, Inc. All intercompany balances and transactions have been eliminated.

     In the opinion of our management, all adjustments have been included which are necessary to make the financial statements not misleading. All of these adjustments that are material are of a normal and recurring nature. Our operating results for the three month period ended June 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005. You should read our unaudited interim financial statements together with the financial statements and related footnotes for the year ended December 31, 2004 included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. Our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 includes a description of our significant accounting policies.

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

     We require certain customers, mostly international customers, to pay for product prior to the transfer of title to the customer. Deposits received from customers and payments in advance for orders are recorded as liabilities under Customer Deposits until such time as orders are filled and title transfers to the customer consistent with our terms of sale. At June 30, 2005, we had customer deposits of $1,504,273.

EARNINGS PER SHARE

     We computed our basic earnings per share using weighted average shares outstanding for each respective period. Diluted earnings per share also reflect the weighted average impact from the date of issuance of all potentially dilutive securities, consisting of stock options and common share purchase warrants, unless inclusion would have had an antidilutive effect. Actual weighted average shares outstanding used in calculating basic and diluted earnings per share were:

                                                Three months ended       Six months ended
                                                     June 30,                June 30,
                                              ---------------------   ---------------------
                                                 2005        2004        2005        2004
                                              ---------   ---------   ---------   ---------
Basic Weighted Average Shares Outstanding     8,639,321   8,544,296   8,610,029   8,539,889
Effect of Dilutive Securities                   638,368     735,060     675,029     772,230
                                              ---------   ---------   ---------   ---------
Diluted Weighted Average Shares Outstanding   9,277,689   9,279,356   9,285,058   9,312,119
                                              =========   =========   =========   =========

     Our reported and pro forma information for the three and six months ended June 30:

                                                     Three months   Three months      Six months      Six months
                                                        ended           ended           ended           ended
                                                    June 30, 2005   June 30, 2004   June 30, 2005   June 30, 2004
                                                    -------------   -------------   -------------   -------------
As reported net income (loss) available
   to common shareholders                             $  85,456       $  54,625       $ 194,672       $134,842
Less: Stock based compensation expense determined
   under the fair market value method, net of tax       162,254         104,385         324,510        208,769
                                                      ---------       ---------       ---------       --------
Pro forma (loss)                                       ($76,798)       ($49,760)      ($129,838)      ($73,927)
                                                      =========       =========       =========       ========
As reported basic earnings per share                  $     .01       $     .01       $     .02       $    .02
As reported diluted earnings per share                $     .01       $     .01       $     .02       $    .01
Pro forma earnings (loss) per share and
   diluted earnings (loss) per share                      ($.01)          ($.01)          ($.02)         ($.01)

3. LINE OF CREDIT

          On March 29, 2005, we entered into a new line of credit with a financial institution. The loan agreement provides for revolving borrowings by us of up to $2,750,000. We are permitted to borrow up to 80% of eligible accounts receivable and 40% of eligible inventory up to $600,000. Borrowings under the loan agreement are secured by accounts receivable, inventory and certain other assets. The annual interest rate payable on revolving borrowings under the loan agreement is the lender's prime rate plus 75 basis points. The lender's commitment to make revolving borrowings under the loan agreement expires on March 31, 2006. As of June 30, 2005, we had borrowed $991,884 under this line of credit.

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

OVERVIEW

     We operate in a single business segment: the manufacture and distribution of hemodialysis concentrates, dialysis kits and ancillary products used in the dialysis process. Our business has gained market share each year and our sales have grown each year since our inception in 1996. In 2004, our revenue grew 20% to $17.9 million and we earned $211,000. We increased our sales by over 54% for the first six months of 2005 compared to first six months of last year. Our net earnings were $194,672 in the first six months of 2005 or $.02 per share.

     We believe that our core concentrate and supply business can continue to be profitable; however, the dialysis supply market is very competitive and we compete against companies with substantially greater resources than us. We expect to continue growing our business while executing our strategic plan to expand our product lines, expand our geographic reach and to develop our proprietary technology. We expanded our operations in the Southeastern United States by adding a third manufacturing facility in March of 2005. We have increased our plant capacity in order to position ourselves to take advantage of accelerated growth potential in our market. In the short run, we expect that these additional costs will reduce our gross profit margins until we successfully increase facility production volumes.

     The dialysis industry is highly concentrated with several large clinic chains representing the majority of the industry. We expect that the consolidation of large and regional dialysis service providers will continue in the future. Our largest customer, DaVita, Inc., the second largest dialysis treatment provider in the United States, has announced its pending acquisition of the dialysis clinic business of Gambro, the third largest dialysis treatment provider in the United States. How this acquisition by DaVita may impact our market or our results is not clear at this time; however, we believe these events may prove beneficial in our business development efforts.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005

          Our sales in the second quarter of 2005 were $7,791,033 and increased by $3.4 million, or 77.8%, over the second quarter of 2004. Sales of our dialysis concentrates represented 70% of our sales in the second quarter of 2005 and increased 50.6% over the second quarter of 2004. Sales of our ancillary products increased by a net $1.5 million largely as a result of an increase in dialysis kit sales primarily due to the purchase order described below, which were partially offset by a reduction of blood tubing sales.

          We have continued to realize sales growth with national and regional dialysis chains throughout the eastern half of the United States over the last year. In February of 2005, we announced that we had signed multiple supply agreements with several dialysis chains and regional units of national chains in the Southeastern United States. The aggregate annual revenue from these dialysis chains is anticipated to be approximately $2,500,000. We began to fulfill these supply agreements beginning in March of 2005, and we realized the full quarterly revenue impact during the second quarter of 2005. We also opened a third manufacturing facility in March 2005 to support the business under these supply agreements in addition to our existing portfolio of business in the Southeastern United States.

          We achieved accelerated growth in the Southeastern United States through the sale of our liquid acid concentrate product lines over the last nine months. Overall, we experienced substantial unit growth in our liquid products with the aggregate gallons of liquid acid sold increasing by 124% from the second quarter of 2004. We achieved a faster and more profitable operational start-up by gaining a critical mass of customers in a short time frame by penetrating this region with liquid products. Going forward, we intend to continue to attempt to convert our liquid concentrate customers to our Dri-Sate Dry Acid Concentrate products, which generally would result in a lower cost per treatment for the provider than liquid products.

          We received a significant purchase order from a single distributor for dialysis products totaling $6,500,000 and fulfilled approximately $625,000 of this purchase order in the first quarter and $2.5 million in the second quarter which is included in our sales results. We anticipate filling the remainder of this purchase order, $3,375,000, during the third quarter of 2005. We anticipate that similar purchase orders may recur in the future. However, it is possible that they may not recur in the future or repeat in each succeeding period.

          Gross profit was $810,445 in the second quarter of 2005 which represented an increase of 18.8%, or $128,000, from the second quarter of 2004. Our overall gross profit margins in the second quarter of 2005 were 10.4% as compared to 15.6% in the second quarter of 2004. There were several factors, both recurring and non-recurring, contributing to the reduction in gross profit margins including the expansion of our production operations, transition costs as we moved order fulfillment operations between regions, higher product delivery costs due to fuel increases and higher costs for equipment maintenance caused by increased production volumes.

          We made an investment in the geographic expansion of our business in order to position the Company to take advantage of new business opportunities in our market. We added a third manufacturing facility in the Southeastern United States that increased our costs of operation. We moved certain production, related to business in that region, to the new plant from our other facilities which added flexibility at our other facilities to absorb additional volume growth. As a result, we added additional operating costs which have not been completely offset by higher production volumes. We anticipate that having a facility in the Southeastern United States will enable us to realize improvements in distribution efficiencies and will mitigate the negative impact from supplying the Southeastern United States from our other facilities.

          Overall, our recurring operating costs have increased and have reduced our gross profit margins by three percentage points compared to the second quarter of 2004. Cost increases included higher fuel costs for delivery, which we estimate to have decreased gross profit margins by 1.2 percentage points. Other increases in cost include additional production resources that will provide us with additional speed and flexibility in handling new business in the future.

          We also incurred substantial expenses that we anticipate will be of a non-recurring nature equivalent to approximately two percentage points of the decrease in gross profit margins. These expenses included transition costs related to distribution and for production labor for Southeast based customers as they were transitioned to being serviced from our new facility. In addition, we also incurred substantial expenses for equipment maintenance and repairs as a result of the 50% increase in year to date sales volumes. We anticipate some improvement in distribution costs in the third quarter following completion of repositioning some of our fleet resources. We expect that we will continue to incur substantial maintenance costs in the third quarter but expect those to mitigate in the fourth quarter.

          Selling, general and administrative expense as a percent of sales in the second quarter of 2005 decreased to 8.8% of sales from 13.3% of sales in the second quarter of 2004 or an improvement of 4.5% of sales. Our selling, general and administrative expenses increased $105,490, or 18.1%, compared to the second quarter of 2004. The majority of the cost increase was due to additional personnel resources and internal information technology infrastructure costs added to handle increased transaction activity associated with our 54% sales increase in the first half of 2005. Our second quarter 2005 spending on the dialysate iron project of $28,000 was an increase of $6,000 over the second quarter of last year.

          Operating income in the second quarter of 2005 was $121,978, which was an improvement in profitability of $22,717 compared to the second quarter of 2004. Operating income to sales of 1.6% decreased by .7 percentage points.

          Net interest expense for the second quarter of 2005 was $36,522 and decreased $8,114 compared to the second quarter of last year largely as a result of lower average borrowings and lower effective interest rates under our new line of credit.

          Earnings after tax for the second quarter of 2005 was $85,456, or 1.1% of sales, which was $30,831, or 56%, higher than the second quarter of 2004. Basic earnings per share of $.01 was the same as the second quarter of 2004. Diluted earnings per share were $.01 in the second quarter of both 2005 and 2004.

          Our sales for the first six months of 2005 were $13,410,541 and were $4,719,773 or 54.3% higher than the first six months of 2004. In the first half of 2005, 76.5% of our sales consisted of dialysis concentrate sales, and sales of our concentrates increased by over 43% in the first six months of 2005 compared to the first six months of 2004. We have been successful at developing new business over the last year with our growth attributable to unit volume increases across the breadth of our product lines. Our growth has been attributable to both new dialysis centers purchasing products from our core concentrate product lines and to a substantial purchase order from a single distributor for which we recorded revenue of $3.1 million in the first half of 2005. Sales of our ancillary products grew by $1.5 million; primarily as a result of increases in sales of specialty kits from this distributor's purchase order.

          Our overall gross profit for the first half of 2005 increased by $102,663, or 7.5%, while our gross profit margins decreased by 4.8 percentage points to sales. There were both recurring and non-recurring factors that impacted gross profit margins including the expansion of our production operations, transition costs as we moved order fulfillment operations between regions, higher product delivery costs due to fuel increases and higher costs for equipment maintenance caused by increased production volumes.

          We made an investment in the geographic expansion of our business in order to position the Company to take advantage of new business opportunities in our market. In March of 2005, we added a third manufacturing facility in the Southeastern United States that increased our costs of operation. We moved certain production, related to business in that region, to the new plant from our other facilities adding flexibility to our other facilities to absorb additional volume growth. As a result, we added additional operating costs which have not been completely offset by higher production volumes. We anticipate that having a facility in the Southeastern United States will enable us to realize improvements in distribution efficiencies and will mitigate the negative impact from supplying the Southeastern United States from our other facilities.

          We anticipate that our business volumes will grow in the future and that the additional manufacturing capacity and personnel that have been added will be more effectively utilized resulting in restoring gross profit margins to levels experienced prior to the addition of the new facility.

          Our strategy was to expeditiously penetrate the Southeastern region of the U.S. and install a self sustaining operation in the region in a short period of time. We successfully added over $5,000,000 in new annualized revenue over the last nine months in that market. We have added a facility but have incurred start-up costs for transition, above normal distribution expense to ensure continuity in product supply and additional operating costs for the new operation. We estimate that the transition costs including above normal operating costs were equivalent to approximately two gross profit margin percentage points in the first half of 2005. The remainder of the cost increases are a result of additional production personnel and resources. We anticipate improvement in our overall gross profit margins as we increase our respective plant volumes in the future.

          Selling, general and administrative expense decreased as a percentage of sales by 3.3% in the first half of 2005 as compared to the first half of 2004, with the first half cost to sales of 10.0% as compared to 13.3% in the first half of 2004. Overall, selling, general and administrative expense increased by $182,738, or 15.8%. Approximately $120,000 of the increase was for sales and administrative personnel to handle increased transaction activity. We also incurred higher operating expenses for computer infrastructure costs and other operating expenses related to our substantial sales growth. In addition, we increased spending on development of our dialysate iron product by over $22,000 from the first six months of last year. We have recognized $85,000 of expenses related to the dialysate iron project in the first half of 2005.

          Interest expense decreased by $2,437 in the first six months of 2005 compared to the prior period, primarily due to a lower effective interest rate under our new line of credit.

          We were the plaintiff in certain litigation that was settled in the first quarter of 2005. We have recognized $137,468 of other income from this settlement in the first half of 2005. A portion of the cash received was from the exercise of stock options by the defendant during the first quarter of 2005 which totaled $103,750.

          Net income in the first half of 2005 was $194,671, an improvement of $59,830 over the first half results in 2004. Net income to sales was 1.5% in the first half of 2005 as compared to net income to sales of 1.6% in the first half of 2004. Basic earnings per share for the first half of 2005 aggregated $.02 which was equivalent to basic earnings per share for the first half of 2004. Diluted earnings per share in the first half of 2005 were $.02 as compared to $.01 for the first half of 2004.

LIQUIDITY AND CAPITAL RESOURCES

     Our strategy is to expand our operations to serve dialysis providers throughout the United States. We anticipate that, as a result of our existing supply agreements, our customer relationships and our changing market dynamics, we have the opportunity to capture substantial market share that will lead to sustaining and increasing our profitable operations. We expect that we will continue to realize substantial growth during the second half of 2005 and that we will require additional working capital and capital expenditures to fund this growth. In addition, over the next several years, we expect to make substantial investments in our dialysate iron product in order to gain FDA approval to market dialysate iron.

     In 2004, we generated cash from our business operations and reinvested those funds into the development and expansion of our business. Cash flow generated from our business operations aggregated $840,000 in 2004 after adjusting our earnings for non-cash charges against earnings for depreciation and amortization. We realized substantial revenue growth of over 54% in the first half of 2005. Based on current and prospective developments that we anticipate in our business in the second half of 2005 and into 2006, we will require additional working capital and capital expenditures to support our development plans. Our current credit line coupled with positive cash flow from operations is expected to provide the majority of the funding that we anticipate that we may need to support future growth in our core concentrate and dialysis supply business.

     In addition to funding provided by operations, we intend to raise additional capital. We continue to engage in discussions with various potential financing sources including potential lenders, strategic partners and investors.

     In addressing our need for additional working capital, we obtained a new line of credit with a financial institution, at the end of the first quarter of 2005, which expands our borrowing capacity. This credit line has a $2.75 million credit limit. We are permitted to borrow up to 80% of our eligible accounts receivable and 40% of eligible inventory up to $600,000. As of June 30, 2005, we had borrowed $991,884 under this line of credit.

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

     We plan to raise the capital required to expand our operations and fund our new product development strategy through a combination of cash flow from operations, debt or equity financing arrangements and/or licensing arrangements; however, we may not be successful.

     On July 29, 2005, we filed with the Securities and Exchange Commission (the "SEC") a registration statement on Forms S-4 and SB-2 (the "Registration Statement") with respect to an offer to exchange new common share purchase warrants expiring January 26, 2006 for each of the 3,625,000 currently outstanding common share purchase warrants expiring January 26, 2006 with an exercise price of $4.50. The exercise price for the new common share purchase warrants has not yet been determined. As the registration statement currently is under review by the SEC, and we also may decide not to complete the exchange offer, it is uncertain whether the Registration Statement will ever become effective. We would not receive any proceeds from the completion of the exchange offer, although we would receive proceeds upon the exercise of the new common share purchase warrants. The net proceeds to the Company from the sale of the 3,625,000 common shares underlying the new common share purchase warrants will not be determinable until the exercise price has been set. We currently contemplate using any net proceeds from the exercise of new common share purchase warrants to add additional manufacturing facilities, for research and product development and for clinical trials related to our efforts to obtain FDA approval of our iron dialysate product and the financing of marketing and sales activities.

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

ITEM 3. CONTROLS AND PROCEDURES

     We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2005. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2005 in ensuring that information required to be disclosed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the Exchange Act rules and forms. There was no change in our internal control over financial reporting identified in connection with such evaluation that occurred during our fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          We were the plaintiff in certain litigation that was settled in the first quarter of 2005. We received gross proceeds from this settlement of approximately $241,000. We received cash of $130,000 during the first quarter of 2005 and $111,000 in the second quarter of 2005. A portion of the cash received was from the exercise of stock options by the defendant during the first quarter of 2005 which totaled $103,750. The balance of the settlement was paid May 4, 2005. As we have realized the full proceeds of the settlement, the Company has recognized $137,468 of income from this settlement in the first quarter of 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          During 2005, we issued 43,089 common shares upon exercise of warrants which were issued to investors in a private placement. The offer and sale of the above common shares upon exercise of the warrants were exempt from the registration requirements of the Act under Section 4(2) of the Act. We realized proceeds of $77,994, or $1.81 per share on average. Investors exercising these private placement warrants received a legended certificate representing the shares purchased.

          We recently discovered that supplemental or new registration statements were not filed with the SEC with respect to the sale of certain shares pursuant to options granted under our stock option plan. Consequently, certain shares were sold without registration under the Securities Act of 1933, which may give rise to certain claims under Section 12(a)(1) of the Securities Act. We do not believe that it is likely any such claims would be brought, we would vigorously defend against any such claims and we believe that the aggregate impact of such claims, if successful, would be immaterial. We also believe it would be extremely difficult to determine which exact options or shares were affected. On July 15, 2005, we have filed a new Form S-8 Registration Statement for the Rockwell Medical Technologies, Inc. 1997 Stock Option Plan. During 2005, we had issued 54,999 unregistered common shares as a result of the exercise of stock options by employees and realized proceeds of $87,038.61, or $1.58 per share on average. During 2004, we issued 30,950 unregistered common shares as a result of the exercise of stock options by employees and realized proceeds of $33,186.63, or $1.07 per share on average. During 2003, we issued 12,066 unregistered common shares as a result of the exercise of stock options by employees and realized proceeds of $15,330.30, or $1.27 per share on average. During 2002, the Company issued 310,313 unregistered common shares to employees and non-employees. The Company issued 4,000 common shares to employees upon the exercise of stock options and realized proceeds of $64,000, or $0.83, per share on average. The Company also issued 246,313 common shares to consultants and other service providers upon exercise of options issued in exchange for services. Such options had an aggregate fair market value of $241,050 on the dates of the option grants.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          At the Company's annual meeting of its shareholders held May 26, 2005, the shareholders re-elected Mr. Kenneth L. Holt to the board of directors as a Class II director for a three year term expiring in 2008. Votes cast in favor were 7,904,024 while no votes were cast against. Mr. Ronald D. Boyd continues to serve as a Class I director with a term expiring in 2007 and Mr. Robert L. Chioini continues to serve as a Class III director with a term expiring in 2006.

          In addition, the shareholders approved a proposal to increase the number of Common Shares with respect to which stock options may be granted under the Company's 1997 Stock Option Plan from 3,900,000 Common Shares to 4,500,000 Common Shares in the aggregate. Votes cast in favor were 2,011,859 while votes cast against were 540,402. Total abstentions were 11,000 and total non-votes were 5,893,337.

No other matters were submitted to a vote of the shareholders at the annual meeting.

ITEM 6. EXHIBITS

10.1 Rockwell Medical Technologies, Inc. 1997 Stock Option Plan, incorporated by reference to the Proxy Statement for the Annual Meeting of Shareholders filed on April 21, 2005.

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

                                        ROCKWELL MEDICAL TECHNOLOGIES, INC.
                                        (Registrant)


Date: August 12, 2005                   /s/ ROBERT L. CHIOINI
                                        ----------------------------------------
                                        Robert L. Chioini
                                        President, Chief Executive Officer and
                                        Director (Principal Executive Officer)


Date: August 12, 2005                   /s/ THOMAS E. KLEMA
                                        ----------------------------------------
                                        Thomas E. Klema
                                        Vice President of Finance,
                                        Chief Financial Officer, Treasurer and
                                        Secretary (Principal Financial Officer
                                        and Principal Accounting Officer)

                              10-QSB EXHIBIT INDEX

EXHIBIT  NO.   DESCRIPTION
------------   -----------
   EX-10.1     Rockwell Medical Technologies, Inc. 1997 Stock Option Plan,
               incorporated by reference to the Proxy Statement for the Annual
               Meeting of Shareholders filed on April 21, 2005.

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