Form 10QSB
period 2005-09-30
ROCKWELL MEDICAL TECHNOLOGIES INC
filed 2005-11-14
CIK 1041024

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                -----------------

(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2005

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



                                30142 Wixom Road
                              Wixom, Michigan 48393
                   ------------------------------------------
                    (Address of principal executive offices)

                                 (248) 960-9009
                   ------------------------------------------
                           (Issuer's telephone number)

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

     Indicate by check mark whether the issuer is a shell company (as defined by Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 8,790,067 Common Shares outstanding as of November 8, 2005.

Transitional Small Business Disclosure Format (Check one):
Yes [ ]  No [ X ]

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                 As of September 30, 2005 and December 31, 2004

                                 (Whole Dollars)

                                   (Unaudited)

                                                                               September 30,   December 31,
                                                                                   2005            2004
                                                                               ------------    ------------
                                     ASSETS
Cash and  Cash Equivalents .................................................   $    451,325    $    166,195
Restricted Cash Equivalents ................................................          8,662           8,662
Accounts Receivable, net of a reserve of $53,000 in 2005 and $44,500 in 2004      2,702,181       2,302,093
Inventory ..................................................................      2,062,523       1,652,457
Other Current Assets .......................................................        669,020         111,630
                                                                               ------------    ------------
    Total Current Assets ...................................................      5,893,711       4,241,037

Property and Equipment, net ................................................      2,068,157       2,048,665
Intangible Assets ..........................................................        400,499         369,508
Goodwill ...................................................................        920,745         920,745
Other Non-current Assets ...................................................        128,742         120,597
                                                                               ------------    ------------

     TOTAL ASSETS ..........................................................   $  9,411,854    $  7,700,552
                                                                               ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Short Term Borrowings ......................................................   $  1,400,000    $    452,682
Notes Payable & Capitalized Lease Obligations ..............................        449,608         389,602
Accounts Payable ...........................................................      1,503,104       2,124,679
Customer Deposits ..........................................................      1,078,345          11,005
Accrued Liabilities ........................................................        400,414         481,587
                                                                               ------------    ------------
     Total Current Liabilities .............................................      4,831,471       3,459,555

Long Term Notes Payable & Capitalized Lease Obligations ....................        566,051         818,678

     Shareholders' Equity:
Common  Share, no par value, 8,697,384 and 8,556,531 shares issued and
outstanding ................................................................     12,146,094      11,870,909
Common Share Purchase Warrants, 3,700,000 and 3,761,071 shares issued and
outstanding ................................................................        286,130         320,150
Accumulated Deficit ........................................................     (8,417,892)     (8,768,740)
                                                                               ------------    ------------
      Total Shareholders' Equity ...........................................      4,014,332       3,422,319
                                                                               ------------    ------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ............................   $  9,411,854    $  7,700,552
                                                                               ============    ============

   The accompanying notes are an integral part of the consolidated financial statements.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                         CONSOLIDATED INCOME STATEMENTS

  For the three and nine months ended September 30, 2005 and September 30, 2004

                                 (WHOLE DOLLARS)

                                   (Unaudited)

                                       Three Months     Three Months     Nine Months      Nine Months
                                          Ended            Ended            Ended            Ended
                                      Sept. 30, 2005   Sept. 30, 2004   Sept. 30, 2005   Sept. 30, 2004
                                      --------------   --------------   --------------   --------------
SALES .............................    $ 7,828,262      $ 4,473,872      $21,238,803      $13,164,640
Cost of Sales .....................      6,868,274        3,753,177       18,798,954       11,066,748
                                       -----------      -----------      -----------      -----------
  GROSS PROFIT ....................        959,988          720,695        2,439,849        2,097,892
Selling, General and Administrative        758,819          606,304        2,094,945        1,759,692
                                       -----------      -----------      -----------      -----------
  OPERATING INCOME ................        201,169          114,391          344,904          338,200
 Other Income .....................           --               --            137,468             --
Interest Expense, net .............         44,992           49,114          131,524          138,082
                                       -----------      -----------      -----------      -----------
  Net Income ......................    $   156,177      $    65,277      $   350,848      $   200,118
                                       ===========      ===========      ===========      ===========

BASIC EARNINGS PER SHARE ..........    $       .02      $       .01      $       .04      $       .02

DILUTED  EARNINGS  PER SHARE ......    $       .02      $       .01      $       .04      $       .02


   The accompanying notes are an integral part of the consolidated financial statements.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

       For the nine months ended September 30, 2005 and September 30, 2004

                                 (WHOLE DOLLARS)
                                   (Unaudited)

                                                                      2005            2004
                                                                 ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET INCOME .................................................   $    350,848    $    200,118
  Adjustments To Reconcile Net Income To Net Cash Used For
     Operating Activities:
     Depreciation and Amortization ...........................        516,217         462,250

     Changes in Assets and Liabilities:
       (Increase) in Accounts Receivable .....................       (400,088)       (133,302)
       (Increase) in Inventory ...............................       (410,066)        (87,421)
       (Increase) in Other Assets ............................       (565,535)        (37,795)
       (Decrease) Increase in Accounts Payable ...............       (621,575)        268,769
       Increase in Customer Deposits .........................      1,067,340            --
       (Decrease) Increase in Other Liabilities ..............        (81,173)        116,898
                                                                 ------------    ------------
          Changes in Assets and Liabilities ..................     (1,011,097)        127,149
                                                                 ------------    ------------
           CASH PROVIDED BY OPERATING ACTIVITIES .............       (144,032)        789,517

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of Equipment ...................................       (445,813)       (277,149)
     Purchase of Intangible Assets ...........................        (56,478)        (75,000)
                                                                 ------------    ------------
           CASH (USED IN) INVESTING ACTIVITIES ...............       (502,291)       (352,149)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Borrowing on Line of Credit ...............      5,537,395      12,147,230
       Payments on Line of Credit ............................     (4,590,077)    (12,415,374)
       Payments on Notes Payable and Capital Lease Obligations       (257,030)       (246,713)
       Issuance of Common Shares .............................        241,165          32,876
                                                                 ------------    ------------
            CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ..        931,453        (481,981)

INCREASE IN CASH .............................................        285,130         (44,613)
CASH AT BEGINNING OF PERIOD ..................................        166,195         106,639
                                                                 ------------    ------------
CASH AT END OF PERIOD ........................................   $    451,325    $     62,026
                                                                 ============    ============
     Supplemental Cash Flow Disclosure:
         Interest Paid .......................................   $    131,621    $    138,166
                                                                 ============    ============
     Non-Cash Investing and Financing Activity -
         Equipment Acquired Under Capital Lease Obligations ..   $     64,409    $    209,648
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

     In the opinion of our management, all adjustments have been included which are necessary to make the financial statements not misleading. All of these adjustments that are material are of a normal and recurring nature. Our operating results for the three month period ended September 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005. You should read our unaudited interim financial statements together with the financial statements and related footnotes for the year ended December 31, 2004 included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. Our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 includes a description of our significant accounting policies.

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

     We require certain customers, mostly international customers, to pay for product prior to the transfer of title to the customer. Deposits received from customers and payments in advance for orders are recorded as liabilities under Customer Deposits until such time as orders are filled and title transfers to the customer consistent with our terms of sale. At September 30, 2005, we had customer deposits of $1,078,345.

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

                                       Three months ended             Nine months ended
                                          September 30,                 September 30,
                                     ------------------------      ------------------------
                                       2005           2004           2005           2004
                                     ---------      ---------      ---------      ---------
Basic Weighted Average Shares
  Outstanding                        8,680,952      8,551,814      8,633,866      8,543,874
Effect of Dilutive Securities          714,845        604,363        681,160        728,428
                                     ---------      ---------      ---------      ---------
Diluted Weighted Average Shares
  Outstanding                        9,395,797      9,156,177      9,315,026      9,272,302
                                     =========      =========      =========      =========

      Our reported and pro forma information for the three and nine months ended September 30:

                                                Three             Three             Nine               Nine
                                                months           months            months             months
                                                ended             ended             ended              ended
                                             September 30,    September 30,     September 30,      September 30,
                                                 2005             2004              2005               2004
                                            --------------   --------------     --------------     --------------
As reported net income (loss) available
  to common shareholders                        $156,177         $ 65,277          $350,849         $200,118
Less: Stock based compensation
  expense determined under the
  fair market value method,
  net of tax                                     145,120          219,864           476,953          659,593
                                                --------        ---------         ---------        ---------
Pro forma net income (loss)                     $ 11,057        ($154,587)        ($126,104)       ($459,475)
                                                ========        =========         =========        =========
As reported basic earnings  per share           $   0.02         $   0.01          $   0.04         $   0.02
As reported diluted earnings  per share         $   0.02         $   0.01          $   0.04         $   0.02

Pro forma earnings (loss) per share and
  diluted earnings (loss)  per share            $   0.00        ($   0.02)        ($   0.01)       ($   0.05)

3. LINE OF CREDIT

      On March 29, 2005, we entered into a new line of credit with a financial institution. The loan agreement provides for revolving borrowings by us of up to $2,750,000. We are permitted to borrow up to 80% of eligible accounts receivable and 40% of eligible inventory up to $600,000. Borrowings under the loan agreement are secured by accounts receivable, inventory and certain other assets. The annual interest rate payable on revolving borrowings under the loan agreement is the lender's prime rate plus 75 basis points. The lender's commitment to make revolving borrowings under the loan agreement expires on March 31, 2006. As of September 30, 2005, we had borrowed $1,400,000 under this line of credit.

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

5. WARRANT EXCHANGE

      On July 29, 2005, we filed with the Securities and Exchange Commission (the "SEC") a registration statement on Forms S-4 and SB-2 (the "Registration Statement") with respect to an offer to exchange new common share purchase warrants expiring January 26, 2006 with an exercise price of $3.90 ("New Warrants") for each of the 3,625,000 currently outstanding common share purchase warrants expiring January 26, 2006 with an exercise price of $4.50 ("Old Warrants"). The SEC declared the Registration Statement effective on October 20, 2005. Old Warrant holders must tender their Old Warrants by November 28, 2005 to participate in the exchange. Both Old and New Warrants expire January 26, 2006.


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

      Our actual results might differ materially from those projected in the forward-looking statements depending on various important factors. These important factors include the cost of obtaining FDA approval to market our new iron supplemented dialysate product, the challenges associated with developing new products, the uncertainty of acceptance of our products by the hemodialysis community, competition in our market, and the other factors discussed under the caption "Risk Factors" in our Registration Statement on Form SB-2 (file no. 333-31991) effective January 26, 1998, our Registration Statement on Forms SB-2 and S-4(file no. 333-127048), effective October 20, 2005, and elsewhere in our public filings and in this report, all of which constitute cautionary statements identifying important factors with respect to the forward-looking statements, including risks and uncertainties, that could cause actual results to differ materially from those in the forward-looking statements.

      All forward-looking statements in this report are based on information available to us on the date of this report. We do not undertake to update any forward-looking statements that may be made by us or on our behalf in this report or otherwise.

OVERVIEW

      We operate in a single business segment: the manufacture and distribution of hemodialysis concentrates, dialysis kits and ancillary products used in the dialysis process. Our business has gained market share each year and our sales have grown each year since our inception in 1996. In 2004, our revenue grew 20% to $17.9 million and we earned $211,000. We increased our sales by over 61% for the first nine months of 2005 compared to first nine months of last year. Our net earnings were $351,000 in the first nine months of 2005 or $.04 per share.

      We believe that our core concentrate and supply business can continue to be profitable; however, the dialysis supply market is very competitive and we compete against companies that have substantially greater resources than we have. We expect to continue growing our business while executing our strategic plan to expand our product lines, expand our geographic reach and to develop our proprietary technology. We expanded our operations in the Southeastern United States by adding a third manufacturing facility in March of 2005. We have increased our plant capacity in order to position ourselves to take advantage of accelerated growth potential in our market. In the short run, we expect that these additional costs will reduce our gross profit margins until we successfully increase facility production volumes.

      The dialysis industry is highly concentrated with several large clinic chains representing the majority of the industry. We expect that the consolidation of large and regional dialysis service providers will continue in the future. Our largest customer, DaVita, Inc., the second largest dialysis treatment provider in the United States, recently completed the acquisition of the dialysis clinic business of Gambro Healthcare U.S. in October, the third largest dialysis treatment provider in the United States. How this transaction may impact our market or our results is not clear at this time; however, we believe these events may prove beneficial in our business development efforts.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005

      Our sales in the third quarter of 2005 were $7,828,262 and increased by 75%, or $3,354,000, over the third quarter of 2004. Sales of our dialysis concentrates represented 72% of our sales in the third quarter of 2005 and increased 45.7% over the third quarter of 2004. Sales of our kits and ancillary products increased by $1.6 million largely as a result of an increase in dialysis kit sales primarily due to the purchase order described below.

      We received a significant purchase order from a single distributor for dialysis products totaling $6,500,000 late in the first quarter of 2005 and fulfilled approximately $2.4 million in the third quarter, which is included in our sales results. We anticipate filling the remaining $960,000 of this purchase order during the fourth quarter of 2005. We anticipate that similar purchase orders may recur in the future. However, it is possible that they may not recur in the future or repeat in each succeeding period.

      Gross profit was $959,988 in the third quarter of 2005, which represented an increase of 33.2%, or $239,000, from the third quarter of 2004. Sequentially, third quarter 2005 gross profit increased $150,000 over the second quarter of 2005, with gross profit margins improving by 1.9 percentage points from 10.4% in the second quarter of 2005 to 12.3% in the third quarter of 2005. Our margins had dropped earlier in 2005 due to a combination of temporary and recurring cost increases. We realized improvements in gross profit margins in the third quarter as temporary cost increases from our expansion efforts in the first half of 2005 did not recur in the third quarter.

      Our overall gross profit margins in the third quarter of 2005 were 12.3% as compared to 16.1% in the third quarter of 2004. There were several factors, both recurring and non-recurring, contributing to the reduction in gross profit margins compared to the year earlier period including the expansion of our production operations, higher product delivery costs due to fuel increases and higher costs for equipment maintenance caused by increased production volumes.

      We made an investment in the geographic expansion of our business in order to position the Company to take advantage of new business opportunities in our market. In March of 2005, we added a third manufacturing facility in the Southeastern United States that increased our costs of operation. We moved certain production, related to business in that region, to the new facility from our other facilities, which added flexibility at our other facilities to absorb additional volume growth. As a result, we added additional operating costs which have not been completely offset by higher production volumes. The current facility in the Southeast is being leased under a short term lease agreement that is set to expire on December 10, 2005. We may renew the lease on this facility or we may relocate to another facility if we do not renew our lease at our current facility. How a lease renewal or relocation of our facility may impact our operating costs is not clear at this time. We anticipate that having a facility in the Southeastern United States will enable us to realize improvements in distribution efficiencies and will mitigate the negative impact from supplying the Southeastern United States from our other facilities.

      Overall, our recurring operating costs have increased and have reduced our gross profit margins by over two percentage points compared to the third quarter of 2004. Cost increases included higher fuel costs for delivery, which we estimate to have decreased gross profit margins by 1.5 percentage points in the third quarter. Other increases in cost include additional production resources that will provide us with additional speed and flexibility in handling new business in the future.

      Selling, general and administrative expense as a percent of sales in the third quarter of 2005 decreased to 9.7% of sales from 13.5% of sales in the third quarter of 2004 or an improvement of 3.8% of sales. Our selling, general and administrative expenses increased $152,515, or 25.2%, compared to the third quarter of 2004. The majority of the cost increase was due to additional personnel resources and internal information technology infrastructure added to handle increased transaction activity associated with our 61% sales increase in the first nine months of 2005. Our third quarter 2005 spending on the dialysate iron project of $74,000 was an increase of $35,000 over the third quarter of last year.

      Operating income in the third quarter of 2005 was $201,169, which was an improvement in profitability of 76%, or $87,000, compared to the third quarter of 2004. Operating income to sales was 2.6% in both periods.

      Net interest expense for the third quarter of 2005 was $44,992 and decreased $4,087 compared to the third quarter of last year largely as a result of lower average borrowings and lower effective interest rates under our new line of credit.

      Net Income for the third quarter of 2005 was $156,177, or 2.0% of sales, which was $90,901, or 139%, higher than the third quarter of 2004. Basic earnings per share doubled to $.02 per share compared to earnings per share of $.01 in the third quarter of 2004. Similarly, diluted earnings per share were $.02 in the third quarter of 2005 and double the $.01 per share in the third quarter of 2004.

      Our sales for the first nine months of 2005 were $21,238,803 and were 61%, or $8,074,163, higher than the first nine months of 2004. In the first three quarters of 2005, 73.5% of our sales consisted of dialysis concentrate sales, and sales of our concentrates increased by over 45.9% in the first nine months of 2005 compared to the first nine months of 2004. We have been successful at developing new business over the last year with our growth attributable to unit volume increases across the breadth of our product lines. Our growth has been attributable to both new dialysis centers purchasing products from our core concentrate product lines and to a substantial purchase order from a single distributor for which we recorded revenue of $5.6 million in the first nine months of 2005. Sales of our ancillary products grew by $3.1 million, primarily as a result of increases in sales of specialty kits from this distributor's purchase order.

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

      We achieved accelerated growth in the Southeastern United States through the sale of our liquid acid concentrate product lines over the last nine months. Overall, we experienced substantial unit growth in our liquid products with the aggregate gallons of liquid acid concentrate sold increasing by over 100% in the first nine months of 2005 over the same period last year. The majority of the liquid volume increase was in the Southeastern United States. We achieved a faster and more profitable operational start-up by gaining a critical mass of customers in a short time frame by penetrating the

Southeast region with liquid products, which was the primary catalyst behind the increased liquid demand. We intend to continue to attempt to convert our liquid concentrate customers to our Dri-Sate Dry Acid Concentrate products.

      Our overall gross profit for the first nine months of 2005 increased by $342,000, or 16.3%, while our gross profit margins decreased by 4.4 percentage points to sales. There were both recurring and non-recurring factors that impacted gross profit margins, including the expansion of our production operations, transition costs as we moved order fulfillment operations between regions, higher product delivery costs due to fuel increases and higher costs for equipment maintenance caused by increased production volumes.

      We made an investment in the geographic expansion of our business in order to position the Company to take advantage of new business opportunities in our market. In March of 2005, we added a third manufacturing facility in the Southeastern United States that increased our costs of operation. We moved certain production, related to business in that region, to the new plant from our other facilities, which added flexibility to our other facilities to absorb additional volume growth. As a result, we added additional operating costs which have not been completely offset by higher production volumes. The current facility in the Southeast is being leased under a short term lease agreement that is set to expire on December 10, 2005. We may release this facility or we may relocate to another facility if we do not renew our lease at our current facility. How a lease renewal or relocation of our facility may impact our operating costs is not clear at this time. We anticipate that having a facility in the Southeastern United States will enable us to realize improvements in distribution efficiencies and will mitigate the negative impact from supplying the Southeastern United States from our other facilities.

      Our strategy was to expeditiously penetrate the Southeastern region of the U.S. and install a self-sustaining operation in the region in a short period of time. We added over $5,000,000 in new annualized revenue over the last year in that market. We have added a facility but have incurred start-up costs for transition, above normal distribution expense to ensure continuity in product supply and additional operating costs for the new operation. We estimate that the transition costs including above normal operating costs were equivalent to approximately two gross profit margin percentage points in the first nine months of 2005. The remainder of the cost increases are the result of additional production personnel and resources. We anticipate improvement in our overall gross profit margins as we increase our respective plant volumes in the future.

      Selling, general and administrative expense decreased as a percentage of sales by 3.4% to 9.9% for the first nine months of 2005 as compared to the first nine months of 2004. Overall, selling, general and administrative expense increased by $335,253, or 19.1%. Approximately $200,000 of the increase was for sales and administrative personnel to handle increased transaction activity. We also incurred approximately $35,000 in higher operating expenses for computer infrastructure costs and over $50,000 in other operating and selling expenses related to our substantial sales growth. In addition, we increased spending on development of our dialysate iron product by over $55,000 from the first nine months of last year. We have recognized $160,000 in costs related to dialysate iron product development in the first nine months of 2005.

      Interest expense decreased by $6,582 in the first nine months of 2005 compared to the prior period, primarily due to a lower effective interest rate under our new line of credit.

      We were the plaintiff in certain litigation that was settled in the first quarter of 2005. We have recognized $137,468 of other income from this settlement in 2005. A portion of the cash received was from the exercise of stock options by the defendant during the first quarter of 2005 which totaled $103,750.

      Net income in the first nine months of 2005 was $350,848, an improvement of 75%, or $150,730, over the first nine months results in 2004. Basic earnings per share for the first nine months of 2005 aggregated $.04, which was double the basic earnings per share for the first nine months of 2004 of $.02. Similarly, diluted earnings per share also doubled to $.04 per share in the first nine months of 2005 as compared to $.02 for the first nine months of 2004.

LIQUIDITY AND CAPITAL RESOURCES

     Our strategy is to expand our operations to serve dialysis providers throughout the United States. We anticipate that, as a result of our existing supply agreements, our customer relationships and our changing market dynamics, we have the opportunity to capture substantial market share. We expect that we will continue to realize substantial revenue growth and that we will require additional working capital and capital expenditures to fund this growth. In addition, over the next several years, we expect to make substantial investments in our dialysate iron product in order to gain FDA approval to market dialysate iron.

    In the first nine months of 2005, we generated cash from our business operations and reinvested those funds into the development and expansion of our business. We realized substantial revenue growth of over 61% in the first nine months of 2005. Based on current and prospective developments that we anticipate in our business in the remainder of 2005 and in 2006, we will require additional working capital and capital expenditures to support our development plans. Our current credit line coupled with positive cash flow from operations is expected to provide the majority of the funding that we anticipate that we may need to support future growth of our core concentrate and dialysis supply business.

    In addition to funding provided by operations, we intend to raise additional capital. We continue to engage in discussions with various potential financing sources including potential lenders, strategic partners and investors.

    In addressing our need for additional working capital, we obtained a new line of credit with a financial institution, at the end of the first quarter of 2005, which expands our borrowing capacity. This credit line has a $2.75 million credit limit. We are permitted to borrow up to 80% of our eligible accounts receivable and 40% of eligible inventory up to $600,000. As of September 30, 2005, we had borrowed $1,400,000 under this line of credit.

    We are seeking FDA approval for our dialysate iron drug product. The development and approval of drugs can be expensive and take a long time. The development and approval costs may offset some or all of our earnings during the approval process. We estimate the cash required to fund approval of our new iron supplemented dialysate product will total between $5,000,000 - $7,000,000 and be expended over the next several years. We may raise these funds ourselves or if we do not raise the capital to fund this project ourselves, we may decide to seek a partner with greater technical and financial resources to facilitate approval of this product.

     On July 29, 2005, we filed with the Securities and Exchange Commission (the "SEC") a registration statement on Forms S-4 and SB-2 (the "Registration Statement") with respect to an offer to exchange new common share purchase warrants expiring January 26, 2006 with an exercise price of $3.90 ("New Warrants") for each of the 3,625,000 currently outstanding common share purchase warrants expiring January 26, 2006 with an exercise price of $4.50 ("Old Warrants"). The SEC declared the registration statement effective on October 20, 2005. Old Warrant holders must tender their Old Warrants by November 28, 2005 to participate in the exchange. Both Old and New warrants expire January 26, 2006. We would not receive any proceeds from the completion of the exchange offer, although we would receive proceeds upon the exercise of the New Warrants. The net proceeds to the Company from the sale of the 3,625,000 common shares underlying the New Warrants would aggregate in excess of $13,000,000. We intend to use the net proceeds of this offering for general working capital and may use the proceeds: to add additional manufacturing facilities, for research and product development and for clinical trials related to our efforts to obtain FDA approval of our iron dialysate product and the financing of marketing and sales activities.

     If we are not successful in raising additional funds through exercise of warrants we may pursue other financing options. We plan to raise the capital required to expand our operations and fund our new product development strategy through a combination of cash flow from operations, debt or equity financing arrangements and/or licensing arrangements; however, we may not be successful. If we are not successful in raising additional funds, we may be required to alter our growth strategy, defer spending on business development, curtail production expansion plans or take other measures to conserve our cash resources.

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

ITEM 3. CONTROLS AND PROCEDURES

     We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2005. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2005 in ensuring that information required to be disclosed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the Exchange Act rules and forms. There was no change in our internal control over financial reporting identified in connection with such evaluation that occurred during our fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         During the third quarter of 2005, we issued 10,832 common shares upon exercise of warrants which were issued to investors in a private placement. The offer and sale of the above common shares upon exercise of the warrants were exempt from the registration requirements of the Act under Section 4(2) of the Act. We realized proceeds of $8,560, or $.79 per share on average. Warrant holders exercising these private placement warrants received a certificate with a restrictive legend representing the shares purchased.

ITEM 6. EXHIBITS

4.1 Warrant Agreement between Rockwell Medical Technologies, Inc. and American Stock Transfer & Trust Company, as Warrant Agent, incorporated by reference to Exhibit 4.1 on Form 8-K filed on October 20, 2005.

10.1 Second Amendment of Industrial Lease Agreement between Rockwell Medical Technologies, Inc. and DCT DFW, LP dated August 17, 2005, incorporated by reference to Exhibit 99.1 on Form 8-K filed on August 19, 2005.

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

                                             ROCKWELL MEDICAL TECHNOLOGIES, INC.
                                                        (Registrant)


      Date: November  11, 2005               /s/ ROBERT L. CHIOINI
                                             -------------------------------
                                               Robert L. Chioini
                                             President, Chief Executive
                                             Officer and Director (Principal
                                             Executive Officer)

      Date: November  11, 2005                 /s/ THOMAS E. KLEMA
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