Form 10KSB
period 2005-12-31
ROCKWELL MEDICAL TECHNOLOGIES INC
filed 2006-03-21
CIK 1041024

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


(Mark One)



    [X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d)  OF THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
    [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d)  OF THE SECURITIES EXCHANGE ACT OF
            1934
            FOR THE TRANSITION PERIOD FROM           TO



                       COMMISSION FILE NUMBER: 000-23-661


                                  ------------

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

                   NAME OF EACH EXCHANGE ON WHICH REGISTERED:

      SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE EXCHANGE ACT:

                           COMMON SHARES, NO PAR VALUE
                                (Title of class)

                         COMMON SHARE PURCHASE WARRANTS
                                (Title of class)

     Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act.  [ ]

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  YES [X]     NO [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Indicate by a check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes [ ]     No [X]

     State issuer's revenues for its most recent fiscal year: $27,694,955

     The aggregate market value of the voting and non voting common equity held by non-affiliates computed by reference to the price at which our common shares were last sold on March 3, 2006 was $45,539,511. In making this calculation, we have excluded common shares held by our executive officers, directors and other common shareholders with 5% or more of the common shares outstanding at December 31, 2005. Determination of common share holdings was determined by reference to public filings, information provided to us by our transfer agent and discussions with certain shareholders.

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 11,238,688 common shares outstanding as of March 3, 2006.

     Documents incorporated by reference: Portions of the Issuer's definitive Proxy Statement pertaining to the 2006 Annual Meeting of Shareholders (the "Proxy Statement") to be filed pursuant to Regulation 14A are herein incorporated by reference to Parts III of this Report.

     Transitional Small Business Disclosure Format (check
one).  Yes [ ]     No [X]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

     Some of the statements in this report are forward-looking statements. These forward-looking statements include certain statements contained in this Description of our Business including, but not limited to, statements regarding Fresenius Medical Care, Inc.'s acquisition of Renal Care Group, Inc., other statements about our competitors, statements regarding the potential for the Centers for Medicare and Medicaid Services to change its reimbursement policies and the effect on our business of such change is made, and statements regarding the timing and costs of obtaining FDA approval of our new iron product. In addition, we may make forward-looking statements in future filings with the Securities and Exchange Commission and in written material, press releases and oral statements issued by us or on our behalf. Forward-looking statements include statements regarding the intent, belief, or current expectations of us or our officers, including statements preceded by , followed by or including forward-looking terminology such as "may", "might", "will", "should", "believe", "expect", "anticipate", "estimate", "continue", "predict", "forecast", "projected" or similar expressions, with respect to various matters.

     Our actual results might differ materially from those projected in the forward-looking statements depending on various important factors. The important factors include competition in our markets, our limited history of profitable operations, the cost of obtaining FDA approval to market our new iron supplemented dialysate product, the challenges associated with developing new products, the uncertainty of the acceptance of our products by the hemodialysis community, and other factors discussed in this report and other filings, all of which constitute cautionary statements identifying important factors with respect to forward-looking statements, including certain risks and uncertainties, that could cause actual results to differ materially from those in such forward-looking statements.

     All forward-looking statements in this report are based on information available to us on the date of this report. We do not undertake to update any forward-looking statements that may be made by us or on our behalf in this report or otherwise.

GENERAL

     Rockwell Medical Technologies, Inc. (the "Company," "we," "us" and "our") manufactures hemodialysis concentrates and dialysis kits, and we sell, distribute and deliver these and other ancillary hemodialysis products to hemodialysis providers in the United States, the Far East, eastern Europe and Latin America. Hemodialysis duplicates kidney function in patients with failing kidneys also known as End Stage Renal Disease (ESRD). Without properly functioning kidneys, a patient's body cannot get rid of excess water and toxic waste products. Without frequent and ongoing dialysis treatments these patients would die.

     We have also entered into two licensing agreements covering three U.S. patents, two issued and one pending, as well as several foreign patents for iron supplemented dialysate for treatment of iron deficiency in dialysis patients. We are planning to conduct clinical trials of iron supplemented dialysate, which we also refer to as dialysate iron and more specifically as Soluble Ferric Pyrophosphate (SFP). To realize a commercial benefit from this therapy, and pursuant to the license agreements, we must complete clinical trials and obtain U.S. Food and Drug Administration ("FDA") approval to market iron supplemented dialysate. We also plan to seek foreign market approval for this product. We believe this product will substantially improve iron maintenance therapy and, if approved, will compete for the global market for iron maintenance therapy. Based on reports from manufacturers of IV iron products the market size in the United States for this iron therapy is over $300,000,000 per year. We estimate the global market is in excess of $500,000,000. We cannot, however, give any assurance that this product will be approved by the FDA or, if approved, that it will be successfully marketed.

HOW HEMODIALYSIS WORKS

     Hemodialysis patients generally receive their treatments at independent hemodialysis clinics or at hospitals. A hemodialysis provider such as a hospital or a free standing clinic uses a dialysis station to treat patients. A dialysis station contains a dialysis machine that takes concentrate solutions primarily consisting of nutrients and minerals, such as our liquid concentrate solutions or our concentrate powders mixed with purified water, and accurately dilutes those solutions with purified water. The resulting solution, known as dialysate, is then pumped through a device known as a dialyzer (artificial kidney), while at the same time the patient's blood is pumped through a semi-permeable membrane within the dialyzer. Excess water and chemicals from the patient's blood pass through the membrane and are carried away in the dialysate while certain nutrients and minerals in the dialysate penetrate the membrane and enter the patient's blood to maintain proper blood chemistry. Dialysate generally contains dextrose, sodium chloride, calcium, potassium, magnesium, sodium bicarbonate and acetic acid. The patient's physician chooses the formula required for each patient based on each particular patient's needs, although most patients receive one of eight common formulations.

     In addition to using concentrate solutions and chemical powders (which must be replaced for each use for each patient), a dialysis provider also requires various other ancillary products such as blood tubing, fistula needles, specialized custom kits, dressings, cleaning agents, filtration salts and other supplies, many of which we sell.

DIALYSIS INDUSTRY TRENDS

     According to the latest statistics compiled by the Centers for Medicare and Medicaid Services ("CMS"), the dialysis industry has experienced steady patient population growth with the patient population increasing between 3-10% each year over the last ten years. ESRD is an irreversible deterioration of kidney function. Population segments with the highest incidence of ESRD are also the fastest growing within the U.S. population including the elderly, Hispanic and African-American population segments. During 2003, more than 82% of new ESRD cases were primarily attributed to either diabetes (41.8%), hypertension (28.7%) or glomerulonephritis (11.5%).

     Hemodialysis providers are generally either independent clinics or hospitals. According to CMS, since 1973 the total number of hemodialysis providers in the United States increased from 606 in 1973 to 4,577 in December 2003. CMS also reports that the number of patients receiving hemodialysis has also grown substantially in the last decade with annual patient growth averaging 5% and ranging from 3-10% each year. According to the CMS, in 2003, more than 311,000 patients were treated in Medicare-approved renal facilities as compared to 157,525 patients in 1993 and, from 1993 to 2003, the number of hemodialysis stations, which are areas equipped to provide adequate and safe dialysis therapy, grew from 35,240 stations to 76,124 stations, or 116%. ESRD incidence per annum in the United States was 347 per million of population. More than 100,000 patients began ESRD therapy in 2003.

     ESRD incidence rates vary by country with some higher and some lower than the United States. Based on industry reports, the global ESRD population is estimated to be over 1.5 million

OUR STRATEGY

     Our strategy is to develop our dialysis concentrate and supply business and to develop drugs, nutrients and vitamins to be delivered by our dialysis concentrate products. Our long term objectives are to increase our market share, expand our product line, expand our geographical selling territory and improve our profitability by implementing the following strategies:

     - increasing our revenues through new innovative products, such as our Dri-Sate(R) Dry Acid Concentrate and SteriLyte(R) Liquid Bicarbonate,

     - gaining FDA approval to market innovative products such as iron supplemented dialysate,

     - acting as a single source supplier to our customers for the concentrates, chemicals and supplies necessary to support a hemodialysis provider's operation,

     - increasing our revenues by expanding our ancillary product line,

     - offering our customers a higher level of delivery and customer service by using our own delivery vehicles and drivers, and

     - expanding our market share in target regions, including regions where our proximity to customers will provide us with a competitive cost advantage and allow us to provide superior customer service levels.

PRODUCTS

     We manufacture, sell, distribute and deliver hemodialysis concentrates as well as a full line of ancillary hemodialysis products to hemodialysis providers and distributors located in more than 35 states as well as a number of foreign countries, primarily in the Far East, Eastern Europe and Latin America. Hemodialysis concentrates are comprised of two primary product types, which are generally described as acidified dialysate concentrate, also known as, acid concentrate and bicarbonate.

  ACID CONCENTRATE

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

  DRI-SATE(R) DRY ACID CONCENTRATE

     In June of 1998, we obtained 510(k) clearance from the FDA to manufacture and market Dri-Sate Dry Acid Concentrate. This product line enhanced our previous liquid acid concentrate product offerings. Since its introduction, our dry acid concentrate product line has been the primary catalyst behind our growth.

     Our Dri-Sate Dry Acid Concentrate allows a clinic to mix its acid concentrate on-site. The clinical technician, using a specially designed mixer, adds pre-measured packets of the necessary ingredients to 50 or 100 gallons of purified water (AMII standard). Once mixed, the product is equivalent to the acid concentrate provided to the clinic in liquid form. By using Dri-Sate Dry Acid Concentrate numerous advantages are realized by the clinics including lower cost per treatment, reduced storage space requirements, reduced number of deliveries and more flexibility in scheduling deliveries. In addition to the advantages to our customers, the freight costs to us are lower for Dri-Sate Dry Acid Concentrate than for acid concentrate in the liquid form. We can also realize greater productivity from our truck fleet resources delivering dry products.

  BICARBONATE

     Bicarbonate is generally sold in powder form and each clinic generally mixes bicarbonate on site as required. We offer approximately 20 bicarbonate products covering all three series of generally used bicarbonate dilution ratios.

  STERILYTE(R) LIQUID BICARBONATE

     In June of 1997, we obtained 510(k) clearance from the FDA to manufacture and market SteriLyte Liquid Bicarbonate. Our SteriLyte Liquid Bicarbonate is used in both acute care and chronic care settings. Our SteriLyte Liquid Bicarbonate offers the dialysis community a high-quality product and provides the clinic a safe supply of bicarbonate.

  ANCILLARY PRODUCTS

     We offer a wide range of ancillary products including blood tubing, fistula needles, specialized custom kits, dressings, cleaning agents, filtration salts and other supplies used by hemodialysis providers.

  IRON SUPPLEMENTED DIALYSATE

     We have licensed the exclusive right to manufacture and sell a product that we believe will substantially improve the treatment of dialysis patients with iron deficiency, which is pervasive in the dialysis patient population. Iron deficiency in dialysis patients typically results from the demands placed upon the body by current dialysis drug therapies. Most dialysis patients receive replacement therapy of recombinant human erythropoetin (Epoetin alfa or EPO). EPO is a hormone that acts in the bone marrow to increase the production of red blood cells, which carry oxygen throughout the body to nourish tissues and sustain life. Hemoglobin, an important constituent of red blood cells, is composed largely of iron and protein.

     Treatment with EPO therapy requires adequate amounts of iron, as well as the rapid mobilization of iron reserves, for new hemoglobin synthesis and new red blood cell formation. The demands of this therapy can outstrip the body's ability to mobilize iron stores. EPO is commonly administered as a large intravenous injection on an intermittent basis, which creates an unnatural strain on the iron release process when the need for iron outstrips its rate of delivery, called functional iron deficiency. In addition, the majority of dialysis patients also suffer from iron deficiency resulting from blood loss from dialysis treatments and reduced dietary intake of iron. Accordingly, iron supplementation is required to maintain proper iron balance and ensure good therapeutic response from EPO treatments. The liver is the site of most stored iron. Iron stores typically will be depleted before the production of iron-containing proteins, including hemoglobin, is impaired. Most dialysis patients receiving EPO therapy also receive iron supplement therapy in order to maintain sufficient iron stores and to achieve the full benefit of EPO treatments.

     Current iron supplement therapy involves intravenous parenteral iron compounds, which deposit their iron load onto the liver rather than directly to blood plasma to be carried to the bone marrow. The liver slowly processes these iron deposits into a useable form. As a result of the time it takes for the liver to process a dosage of intravenous iron into useable form, there can be volatility in iron stores, which can reduce the effectiveness of EPO treatments.

     Our iron supplemented dialysate is distinctly different from intravenous iron compounds because our product transfers iron in a useable form directly from dialysate into the blood plasma, from which it is carried directly to the bone marrow for the formation of new red blood cells. The kinetic properties of our iron compound allows for the rapid uptake of iron in blood plasma by molecules that transport iron called transferrin. The frequency and dosage of our iron supplemented dialysate is designed and intended to maintain iron balance in a steady state. We believe that this more direct method of iron delivery will be more effective at maintaining iron balance in a steady state and to achieve superior therapeutic response from EPO treatments.

     Iron supplemented dialysate has other benefits that we believe are important. Iron administered by our product bypasses the liver altogether and thereby avoids causing oxidative stress to the liver, which we believe is a significant risk of current iron supplement therapies. In addition, we believe that clinics may realize significant drug administration savings due to decreased nursing time for administration and elimination of supplies necessary to administer intravenous iron compounds.

     We are currently in the process of preparing to seek FDA approval of iron supplemented dialysate. A Phase II clinical trial on one of our licensed iron supplemented dialysate products under an Investigational New Drug (IND) exemption was completed by one of our licensors. We plan to conduct the testing required to obtain FDA approval to market SFP in the United States. We began safety and pharmacology testing in accordance with international standards and FDA guidelines in the fourth quarter of 2005 and expect to complete these tests in 2006. We plan to submit a Phase III protocol for FDA review in anticipation of commencing Phase III clinical trials. We intend to commence Phase III clinical trials after the FDA approves our Phase III protocol and conditioned upon successful completion of safety and pharmacology testing.

     We estimate the cost to obtain FDA approval from the beginning of 2006 through approval to be between $6-8 million. However, this estimate may be modified as the approval process progresses. We will be required to pay the cost of obtaining marketing approval of the product in order to realize any benefit from commercialization of the product. In addition to funding, safety pharmacology testing, clinical trials and patent maintenance expenses, we are obligated to make certain milestone payments and to pay ongoing royalties upon successful introduction of the product. The milestone payments include a payment of $50,000 which will become due upon completion of Phase III clinical trials, a payment of $100,000 which will become due upon FDA approval of the product and a payment of $175,000 which will become due upon issuance of a reimbursement code covering the product.

DISTRIBUTION AND DELIVERY OPERATIONS

     The majority of our domestic sales are delivered by our subsidiary, Rockwell Transportation, Inc. Rockwell Transportation, Inc. operates a fleet of over 25 trucks which are used to deliver products to our customers. A portion of our deliveries, primarily to medical products distributors, is provided by common carriers chosen by us based on rates.

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

     If we are able to continue to grow our Dri-Sate Dry Acid Concentrate sales and migrate our product mix from liquid acid dialysate in drums to Dri-Sate Dry Acid Concentrate, we anticipate we will achieve improved distribution efficiencies from our truck fleet as a result of reduced frequency of deliveries and increased sales volume per truckload. As an example, a pallet containing four drums of liquid acid concentrate contains 220 gallons of liquid acid concentrate. On a pallet containing our Dri-Sate Dry Acid Concentrate, we can ship the equivalent of 1,200 gallons of acid concentrate in powder form.

     Our trucking operations are and will continue to be subject to various state and federal regulations, which if changed or modified, could adversely affect our business, financial condition and results of operations.

SALES AND MARKETING

     We primarily sell our products directly to domestic hemodialysis providers through three direct salespeople employed by us and through several independent sales representation companies. Our President and Chief Executive Officer leads and directs our sales efforts to our major accounts. We also utilize several independent distributors in the United States. Our products are sold to certain international customers through independent sales agents and distributors.

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

COMPETITION

  DIALYSIS CONCENTRATE AND SUPPLIES COMPETITION

     We compete against larger more established competitors with substantially greater financial, technical, manufacturing, marketing, research and development and management resources. We compete against three major competitors, of which our largest competitor is primarily in the business of operating hemodialysis clinics. The two largest manufacturers of hemodialysis concentrates are Fresenius Medical Care, Inc. ("Fresenius") and Gambro Healthcare, Inc. ("Gambro"). Fresenius is expected to be the largest operator of dialysis clinics in the United States following its pending acquisition of Renal Care Group, Inc. These competitors produce and sell a more comprehensive line of dialysis equipment, supplies and services than we sell.

     Fresenius treats over 89,000 dialysis patients in North America and operates in over 1,150 clinics. It also has a renal products business that manufactures a broad array of equipment and supplies including dialysis machines, dialyzers (artificial kidneys), concentrates and other supplies used in hemodialysis. In addition to its captive customer base in its own clinics, Fresenius also serves other clinic chains and independent clinics with its broad array of products. Fresenius manufactures its concentrate in its own regional manufacturing facilities. Fresenius operates an extensive warehouse network in the United States serving its captive customer base and other independent clinics.

     In May 2005, Fresenius announced its intention to acquire Renal Care Group, Inc., the fourth largest provider of hemodialysis services in the United States. Fresenius has indicated that it expects to complete this transaction on or prior to the end of the first quarter of 2006. We believe that Fresenius currently supplies the majority of Renal Care Group clinics with its products.

     Gambro manufactures and sells hemodialysis machines, dialyzers and other ancillary supplies. Gambro sells its concentrate solutions to dialysis chains and independent clinics. Gambro sold products to its own clinics until October 2005 when it sold those clinics to DaVita, Inc., our largest customer. We believe Gambro operates one manufacturing facility in Florida and additionally uses other manufacturers, including a private label manufacturer in the eastern United States to manufacture concentrate. Gambro also imports products from its European manufacturing facilities. Gambro engages a third party trucking company to deliver its products throughout the United States directly from the point of manufacture and regional public and private warehouse locations. Gambro serves the independent clinic market with liquid acid and powder bicarbonate concentrate products used by its brand of dialysis machines as well as those machines manufactured by its competitors in that segment. Gambro does not manufacture a liquid bicarbonate product line.

     In December 2004, Gambro announced its intention to sell its U.S. clinic business to DaVita, Inc., our largest customer. This transaction was completed in October of 2005 resulting in DaVita, Inc. having approximately 96,000 patients and 1,233 clinics. Gambro has entered into a supply agreement with DaVita for certain dialysis products and supplies. The number of clinics to be supplied and the type of products that will be supplied is not clear. It is not clear how DaVita's acquisition of these clinics may impact our sales. We believe these events may prove beneficial to our marketing efforts.

     We also compete against Cantel Medical Corp.'s subsidiary, Minntech Corporation ("Minntech"). Minntech's Renal Systems division primarily sells dialysis concentrates and Renalin, a specialty reuse agent for sanitizing dialyzers. We believe Minntech has one domestic manufacturing facility located in Minnesota and a distribution center in Camp Hill, Pennsylvania. We believe Minntech uses a private label manufacturer to supply certain products in the northeastern United States to its warehouse. We believe Minntech largely uses its own vehicles to deliver its products to its customers.

     In addition, we compete against other distributors with respect to certain ancillary products and supplies.

  IRON MAINTENANCE THERAPY MARKET COMPETITION

     We intend to enter the iron maintenance therapy market for the treatment of dialysis patients with anemia. We must obtain FDA approval for our iron supplemented dialysate to enter this market. The iron therapy market for intravenous iron is serviced by two manufacturers. We believe the market leader is Watson Pharmaceutical, Inc. ("Watson"). Watson markets a product called Ferrlecit(R) which is an injectable iron supplement made of sodium ferric gluconate complex in sucrose, and also markets a product called IN-FeD(R) which is an injectable iron supplement made of dextran and ferric hydroxide. Watson is a large manufacturer of both generic and branded drugs. A second competitor in the intravenous iron market is American Regent Laboratories, Inc which markets Venofer(R), an injectable iron sucrose product. Both Watson and American Regent Laboratories, Inc. have substantially greater resources than us. American Regent Laboratories, is a subsidiary of Luitpold, Inc. who has the U.S. marketing rights for Venofer which was developed and is owned by the Galenica Group through its subsidiary, Vifor International, Ltd.

     The markets for drug products are highly competitive. New products we are developing will face competition from both conventional forms of iron delivery (i.e., oral and parenteral). In addition we believe that several companies including Galenica are attempting to develop new IV iron drugs. Galenica has commenced clinical studies on another parenteral iron product VIT-45. Advanced Magnetics, Inc. is also developing an intravenous iron product.

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

     CMS has historically paid providers for dialysis treatments in two parts; the composite rate and separately reimbursed drugs and services. CMS reimbursement practices are changing which we think may be beneficial in our marketing efforts. CMS has already implemented a change in its reimbursement practices by which it has reclassified the administration portion of drug payments to the composite rate. Currently it is reimbursing separately for the drug cost and has included the amount paid for drug administration into the composite rate.

     We believe that CMS payments to providers may eventually result in a single composite rate per treatment, thereby eliminating reimbursement for individual drugs. We believe that if and when a single reimbursement rate per treatment is implemented by CMS that the provider market may view our iron supplemented dialysate as an attractive alternative to IV iron drugs. Providers may be attracted to our dialysate iron product over IV iron products due to lower cost of administration and due to the potential of improved therapeutic response from EPO treatments.

QUALITY ASSURANCE AND CONTROL

     We place significant emphasis on providing quality products and services to our customers. Quality management plays an essential role in determining and meeting customer requirements, identifying, preventing and correcting variance from specifications and improving our products. We have implemented quality systems that involve control procedures that result in rigid conformance to specifications. Our quality systems also include assessments of suppliers of raw materials, packaging components and finished goods, and quality management reviews designed to inform management of key issues that may affect the quality of products, assess the effectiveness of our quality systems and identify areas for improvement.

     Technically trained professionals at our production facilities develop and implement our quality systems which include specific product testing procedures and training of employees reinforcing our commitment to quality and promoting continuous process improvements. To assure quality and consistency of our concentrates, we conduct specific analytical tests during the manufacturing process for each type of product that we manufacture. Our quality control laboratory at each facility conducts analytical tests to verify that the chemical properties of the concentrates comply with the specifications required by industry standards. Upon verification that a batch meets those specifications, we then package those concentrates. We also test packaged concentrates at the beginning and end of each production run to assure product consistency during the filling process. Each batch is assigned a lot number for tracking purposes and becomes available for shipment after verification that all product specifications have been met.

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

     We plan to develop and commercialize selected drug candidates by ourselves such as our iron supplemented dialysate product. The regulatory review and approval process, which includes preclinical testing and clinical trials of each product candidate, is lengthy and uncertain. Before marketing in the United States, any pharmaceutical or therapeutic product must undergo rigorous preclinical testing and clinical trials and an extensive regulatory approval process implemented by the FDA under the FDA Act.

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

     Any devices manufactured or distributed by us pursuant to FDA clearances or approvals are subject to pervasive and continuing regulation by the FDA and certain state agencies. As a manufacturer of medical devices for marketing in the United States we are required to adhere to regulations setting forth detailed Good Manufacturing Practice ("GMP") requirements, which include testing, control and documentation requirements. We must also comply with Medical Device Reporting ("MDR") regulations which require that we report to the FDA any incident in which our products may have caused or contributed to a death or serious injury, or in which our products malfunctioned and, if the malfunction were to recur, it would be likely to cause or contribute to a death or serious injury. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. Current FDA enforcement policy prohibits the marketing of approved medical devices for unapproved uses.

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

     We must comply with the FDA Act and related laws and regulations, including GMP, to retain 510(k) clearances. We cannot assure you that we will be able to maintain our 510(k) clearances from the FDA to manufacture and distribute our products. If we fail to maintain our 510(k) clearances, we may be required to cease manufacturing and/or distributing our products, which would have a material adverse effect on our business, financial condition and results of operations. If any of our FDA clearances are denied or rescinded, sales of our products in the United States would be prohibited during the period we do not have such clearances.

     In addition to the regulations for medical devices covering our current dialysate products, our new product development efforts will be subject to the regulations pertaining to pharmaceutical products. We have signed licensing agreements for iron supplemented dialysate to be included in our dialysate products. Water soluble iron supplements when coupled with our dialysate will be used as an iron maintenance therapy for dialysis patients, and we have been advised that this dialysate iron product will be considered a drug/device combination by the FDA. As a result, our iron maintenance therapy product will be subject to the FDA regulations for pharmaceutical products, as well.

  DRUG APPROVAL AND REGULATION

     The marketing of pharmaceutical products, such as our new iron maintenance therapy product, in the United States requires the approval of the FDA. The FDA has established regulations, guidelines and safety standards which apply to the pre-clinical evaluation, clinical testing, manufacturing and marketing of our new iron maintenance therapy product and other pharmaceutical products. The process of obtaining FDA approval for our new product may take several years and involves the expenditure of substantial resources. The steps required before a product can be produced and marketed for human use include: (i) pre-clinical studies; (ii) submission to the FDA of an Investigational New Drug Exemption ("IND"), which must become effective before human clinical trials may commence in the United States; (iii) adequate and well controlled human clinical trials;
(iv) submission to the FDA of a New Drug Application ("NDA") or, in some cases, an Abbreviated New Drug Application ("ANDA"); and (v) review and approval of the NDA or ANDA by the FDA. An NDA generally is required for products with new active ingredients, new indications, new routes of administration, new dosage forms or new strengths. An NDA requires that complete clinical studies of a product's safety and efficacy be submitted to the FDA, the cost of which is substantial. These costs can be reduced, however, for delivery systems which utilize approved drugs.

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

PRODUCT LICENSE AGREEMENTS

     We entered into two license agreements for iron supplemented dialysate during 2001 and 2002, respectively. These license agreements cover both issued and pending patents in the United States. These agreements also cover issued and pending patents in a number of foreign jurisdictions. The license agreements continue for the duration of the underlying patents in each country, or approximately 13 years in the United States, and may be extended thereafter. Patents were issued in the United States in 1999 and 2004. A European patent was issued in 2005.

     The product license agreements require us to obtain FDA approval of iron supplemented dialysate. A Phase II clinical trial on one such iron supplemented dialysate under an Investigational New Drug (IND) exemption was completed by one of our licensors. We plan to conduct product testing and clinical trials in order to obtain FDA approval to market this product. We will be required to pay the cost of obtaining approval from the FDA to market the product in order to realize any benefit from commercialization of the product which we estimate will take several years and cost between $6 million and $8 million. In addition to funding clinical trials and patent maintenance expenses, we are obligated to make certain milestone payments and to pay ongoing royalties upon successful introduction of the product as previously described.

TRADEMARKS & PATENTS

     We have several trademarks and servicemarks used on our products and in our advertising and promotion of our products, and we have applied for U.S. registration of such marks. Most such applications have resulted in registration of such trademarks and servicemarks.

     We were issued a U.S. patent for our Dri-Sate Dry Acid Concentrate method and apparatus for preparing liquid dialysate on May 28, 2002 which expires on September 17, 2019. We have applied for corresponding international patents in selected countries and these are pending at this time. In addition, we have a pending patent application for packaging of ferric pyrophosphate for dialysis.

SUPPLIERS

     We believe the raw materials for our hemodialysis concentrates, the components for our hemodialysis kits and the ancillary hemodialysis products distributed by us are generally available from several potential suppliers. Our principal suppliers include, Cargill, Inc., Roquette, Inc., Church & Dwight Co. Inc., Morton Salt Company and Nipro Medical Corporation.

CUSTOMERS

     We operate in one market segment which involves the manufacture and distribution of hemodialysis concentrates, dialysis kits and ancillary products used in the dialysis process to hemodialysis providers. For the year ended December 31, 2005, two customers each accounted for more than 10% of our total sales, representing 55% of total sales. For the year ended December 31, 2004, two customers each accounted for more than 10% of our total sales, representing 52% of total sales. Our accounts receivable from these customers were $840,000 and $1,362,000 as of December 31, 2005 and 2004, respectively. We are dependent on these customers and the loss of any of them would have a material adverse effect on our business, financial condition and results of operations. Our international sales including products sold to domestic distributors that are delivered internationally aggregated 28% and 4% of overall sales in 2005 and 2004, respectively.

EMPLOYEES

     As of December 31, 2005, we had approximately 150 full time employees and several part-time employees.

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

RESEARCH & DEVELOPMENT

     We have licensed an iron maintenance therapy product for the treatment of iron deficiency in anemic dialysis patients which we refer to as iron supplemented dialysate. We incurred expenses during 2005 and 2004 for product development, to obtain regulatory approval and for regulatory maintenance of the intellectual property underlying our licensing agreements. We engaged outside consultants and legal counsel to assist us with product development and obtaining regulatory approval. In addition, we incurred ongoing expenses related to obtaining additional protection of the intellectual property underlying our licensing agreements. In 2005 and 2004, we incurred expenses related to the commercial development of our iron supplemented dialysate product aggregating approximately $350,000 and $200,000, respectively.

     We must undertake substantial testing to obtain FDA approval for our new iron supplemented dialysate product. The cost of this testing including clinical trials (which we estimate to be between $6 million and $8 million) will have a material impact on us and we expect that we are likely to incur losses for the duration of the clinical trials. Should our testing and clinical trial expenses exceed our capital resources, we may need to seek additional sources of financing to obtain FDA approval of our new iron maintenance therapy product. If we are unable to obtain FDA approval of our new iron maintenance therapy product or to make certain milestone payments we may forfeit our rights under our license agreements.

     Statements in this annual report concerning the timing of regulatory filings and approvals are forward looking statements which are subject to risks and uncertainties. The length of time necessary to complete product testing and clinical trials, and from submission of an application for market approval to a final decision by a regulatory authority, varies significantly. We might not have the financial resources necessary to complete all of the testing and the clinical trials for this product, and even if we do, they might not be successfully completed. We might not be able to obtain regulatory approval for any such product, and even if we do, any approved product might not be successfully marketed. Similarly, our competitors, most of whom have greater resources than us, might develop and introduce products that will adversely affect our business and results of operations.

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

     We also maintain a website at http://www.rockwellmed.com. We make our annual reports on form 10-KSB available free of charge on or through our website.

ITEM 2.  DESCRIPTION OF PROPERTY.

     We entered into a lease agreement in October 2000 to lease a new 51,000 square foot facility in Wixom, Michigan. We occupied the new facility in July 2001 under a seven year lease. Base rent for the facility is $31,786 per month. In addition, we are responsible for all property taxes, insurance premiums and maintenance costs.

     On March 12, 2000 we entered into an agreement to lease a 51,000 square foot facility in Grapevine, Texas through August 2005. We renewed this lease agreement for a term of five years expiring in August of 2010. Base monthly rent for the facility in 2006 is $12,991, and we are responsible for all property taxes, insurance premiums and maintenance costs. For periods after August 2007, monthly rent is $13,630.

     On February 23, 2005, we entered into a monthly lease agreement for a 61,000 square foot facility in Hodges, South Carolina. We entered into an addendum to such lease agreement on December 12, 2005 which permits us to lease the facility on a monthly basis. Monthly rent for the facility and certain equipment in the facility is $37,500.

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

ITEM 3.  LEGAL PROCEEDINGS

     There are no material legal proceedings to which we are a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     We did not submit any matter to a vote of security holders during the fourth quarter of 2005.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     Our common shares are traded on The Nasdaq Capital Market under the symbol RMTI.

     The prices below are the high and low bid prices as reported by The Nasdaq Capital Market in each quarter during 2004 and 2005. The below prices reflect inter-dealer prices, without retail mark-up, mark down or commission and may not represent actual transactions.


                                                               BID PRICE
                                                               INFORMA-
                                                                 TION
                                                              ----------
QUARTER ENDED                                                 HIGH   LOW
-------------                                                 ----  ----



March 31, 2004............................................... 4.50  3.45
June 30, 2004................................................ 4.25  2.52
September 30, 2004........................................... 3.41  2.28
December 31, 2004............................................ 3.75  2.67
March 31, 2005............................................... 3.90  2.79
June 30, 2005................................................ 3.49  2.60
September 30, 2005........................................... 4.25  2.76
December 31, 2005............................................ 5.13  3.40


     As of March 3, 2006, there were 52 record holders of our common shares.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The following table summarizes our compensation plans under which our equity securities are authorized for issuance as of December 31, 2005:


                           NUMBER OF SECURITIES TO BE                                      NUMBER OF SECURITIES REMAINING
                             ISSUED UPON EXERCISE OF      WEIGHTED AVERAGE EXERCISE      AVAILABLE FOR FUTURE ISSUANCE UNDER
                              OUTSTANDING OPTIONS,      PRICE OF OUTSTANDING OPTIONS,   EQUITY COMPENSATION PLANS (EXCLUDING
                               WARRANTS AND RIGHTS           WARRANTS AND RIGHTS         SECURITIES REFLECTED IN COLUMN (A))
PLAN CATEGORIES                        (A)                           (B)                                 (C)
---------------            --------------------------   -----------------------------   ------------------------------------



Equity compensation
  plans approved by
  security holders......            3,359,335                       $2.71                              233,856
Equity compensation
  plans not approved by
  security holders......                   --                          --                                   --
  Total.................            3,359,335                       $2.71                              233,856


  RECENT SALES OF UNREGISTERED SECURITIES

     On October 1, 2005, we issued 50,000 Common Shares pursuant to an election to exercise Common Share Purchase Warrants which were acquired by an investor during 2002 as part of a private placement of our Common Shares and such Common Share Purchase Warrants. The offer and sale of the above Common Shares upon exercise of the Common Share Purchase Warrants were exempt from the registration requirements of the Securities Act of 1933 (the "Act") under Section 4(2) of the Act. The issuance of such Common Shares was limited to persons qualifying as "Accredited Investors" within the meaning of Regulation D under the Act and were isolated transactions. We received $25,000 in gross proceeds (or $.50 per share) as a result of the exercise of the Common Share Purchase Warrants. Investors exercising these warrants received unregistered Common Shares. The Common Share certificates issued contain a legend limiting their transferability except in compliance with applicable state and Federal securities laws.

  PURCHASES OF EQUITY SECURITIES


                                                                                                     (D)
                                                                             (C)                MAXIMUM NUMBER
                                                                       TOTAL NUMBER OF         (OR APPROXIMATE
                                                                      SHARES (OR UNITS)        DOLLAR VALUE) OF
                                  (A)                   (B)           PURCHASED AS PART       SHARES (OR UNITS)
                            TOTAL NUMBER OF        AVERAGE PRICE         OF PUBLICLY           THAT MAY YET BE
                           SHARES (OR UNITS)      PAID PER SHARE      ANNOUNCED PLANS OR     PURCHASED UNDER THE
PERIOD                         PURCHASED             (OR UNIT)             PROGRAMS           PLANS OR PROGRAMS
------                     -----------------      --------------      ------------------     -------------------



Month #1 (beginning     3,270,303 Common Share          (1)        3,270,303 Common Share             0
  November 1, 2005 and  Purchase Warrants with                     Purchase Warrants with
  ended November 30,    an exercise price of                       an exercise price of
  2005)................ $4.50 per share.                           $4.50 per share.
Totals................. 3,270,303                                  3,270,303                          0


--------

  (1) Each Common Share Purchase Warrant with an exercise price of $4.50 per share ("Old Warrants") was exchanged for a Common Share Purchase Warrant ("New Warrants") with an exercise price of $3.90 per share.

  (2) The Company exchanged New Warrants for Old Warrants pursuant to a publicly announced tender offer. The exchange offer covered up to a maximum amount of 3,625,000 Old Warrants and was publicly announced on July 29, 2005. The tender offer commenced on October 17, 2005 and expired on November 28, 2005. Holders of 3,270,303 Old Warrants tendered their Old Warrants and were issued New Warrants in exchange therefor.

ITEM 6. MANAGEMENT'S DISCUSSIONS AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     We operate in a single business segment; the manufacture and distribution of hemodialysis concentrates, dialysis kits and ancillary products used in the dialysis process. We have gained market share each year since our inception in 1996. We increased our sales by 54% in 2005 over 2004 and have a five year compound annual growth rate of sales of 30%. Our core concentrate sales grew 38% in 2005. Net Income in 2005 was $76,800 or $.01 per share.

     The dialysis supply market is very competitive and is characterized by having a few dialysis providers treating the majority of patients in the United States. We compete against companies which have substantially greater resources than we have. Our revenue is highly concentrated in a few customers and the loss of any of those customers would adversely affect our results. However, we expect to continue to grow our business while executing our strategic plan to expand our product lines, to expand our geographic reach and to develop our proprietary technology which may include adding facilities and personnel to support our growth. As we increase our business in certain markets and regions, we may incur additional costs that are greater than the additional revenue generated from these initiatives. We added a third manufacturing facility to support our growth in 2005. Primarily as a result of expanding our production operations and higher costs for fuel to deliver our products, our gross profit margins decreased in 2005.

     We are seeking to gain FDA approval for our iron supplemented dialysate product. We believe our iron supplemented dialysate product has the potential to compete in the iron maintenance therapy market. If we are successful in introducing our dialysate iron product, we believe it is possible that we may also increase our market share for the other products we sell. The cost to obtain regulatory approval for a drug in the United States is expensive and can take a long time. We expect to spend between $6-8 million to complete testing and file for regulatory approval in the United States. We completed an equity financing transaction in January of 2006 which raised sufficient cash resources to fund these expected costs.

     We expect to incur substantial costs to conduct required clinical trials and to obtain marketing approval which we expect will offset some or all of any profits generated from sales of our existing products during the approval process. We anticipate that we may report losses for the duration of the approval process. We expect this process to take several years and we might not be successful.

RESULTS OF OPERATIONS

  FOR THE YEAR ENDED DECEMBER 31, 2005 COMPARED TO THE YEAR ENDED DECEMBER 31, 2004

  Sales

     For the year ended December 31, 2005, our sales were $27.7 million as compared to sales of $17.9 million for 2004, representing an increase of 54.3%. We increased our sales to our key national and regional chain customers. Sales of our concentrate product lines increased by over 38% in 2005 over 2004 while sales in our ancillary product lines increased by $3,600,000 in 2005 over 2004. The increase in our ancillary product sales was primarily due to a single purchase order for dialysis kits sold internationally.

     Our core concentrate product lines which represented approximately 78% of our total sales in 2005 increased by over 38% in 2005 over 2004. Sales of our concentrate product lines were up over $6 million in 2005 over 2004 with our growth due to unit volume increases in all of our product lines. Demand increased for all of our concentrate product lines with substantial growth in both powder and liquid product lines. New business gained in 2005 was predominated by accounts using liquid products. Both domestic and international growth was largely liquid concentrate business with approximately 70% of the dollar value of our concentrate growth in liquid concentrates in 2005.

     Our ancillary product sales grew substantially with the majority of the growth due to a single purchase order by a distributor for specialty dialysis kits sold internationally. We anticipate orders from this distributor to recur in 2006. However, the timing and recurrence of such orders may result in volatility in order patterns for our products possibly causing our sales to this distributor to fluctuate between interim periods unlike the majority of our domestic based customers who order on a consistent routine pattern.

  Gross Profit

     Gross profit was $3,005,000 which increased by $200,000 in 2005 as compared to 2004. While the absolute amount of gross profit increased our gross profit margins decreased. We added a facility in the Southeastern United States in March of 2005 to manufacture and distribute products to our business in that region. Most of the accounts we added in the Southeastern United States in 2005 had historically used liquid acid concentrate products. While we reduced our distribution costs in that region, the infrastructure and fixed costs we added were only partially offset by increased sales volumes. As a result, our overall gross profit margins decreased.

     Our gross profit margins decreased by 4.8 percentage points to sales in 2005 compared to 2004. Increased fuel costs to deliver our products accounted for one third of the decrease of 1.6 percentage points to sales. The remainder of the decrease in gross profit margins was due to the addition of fixed costs for facilities, personnel and equipment used to support our growth. While these costs were fully funded by the incremental gross profit generated by our increased concentrate product sales, the overall gross profit margins decreased due to the additional production resources that were added in 2005. In addition, we experienced higher than usual production and distribution costs resulting from short term volatility in order patterns from certain customers.

  Selling, General and Administrative Expenses

     Selling, General and Administrative expenses were $2,867,800 and were 10.4% of sales, a reduction of 3.1 percentage points to sales compared to 2004. While the expense ratio to sales improved the absolute amount of costs increased by $471,000 or 20%. Increased spending on research and development of dialysate iron accounted for $150,000 of the increase and the remainder of $321,000 was for increased costs to develop and administer the substantial growth in our business including additional resources and expenses. Total expenses increased in 2005 over 2004 due to additional personnel costs and increased spending on information systems to handle increased transaction activity associated with our 38% increase in concentrate sales.

     We made a considerable investment for research and product development of dialysate iron in 2005 with aggregate spending of $350,000. We spent over $200,000 for development of our iron supplemented dialysate product in 2004. We expense these investments in the year they are incurred.

  Other Income

     We were the plaintiff in certain litigation that was settled in the first quarter of 2005. We have recognized $137,468 of other income from this settlement.

  Operating Income

     Our Operating Income in 2005 was $137,000 or .5% of sales and decreased by $272,000 compared to 2004. The decrease in operating income was due to the higher spending for research and product development costs of $150,000 and the remainder of the decrease due to increased spending to support our expansion and development.

  Interest Expense

     Interest expense remained approximately the same in 2005 compared to 2004 as higher borrowings offset the impact of lower interest rates under our new line of credit.

  Net Income

     Net income in 2005 was $76,800 or $.01 per share. We have substantial tax loss carryforwards from our earlier losses and the impact of those carryforward losses offset our statutory tax liability for 2005. We have not recorded a federal income tax benefit from our prior losses because we might not realize the carryforward benefit of the remaining losses.

     Basic earnings per share was $.01 for 2005 which was a $.01 decrease from 2004. We increased spending on product development in 2005 compared to 2004 by the equivalent of $.02 per share. Similarly, fully diluted earnings per share in 2005 of $.01 was $.01 lower as compared to 2004.

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

     Our core concentrate product lines which represented approximately 85% of our total sales in 2004 increased by over 30% over 2003. Sales of our concentrate product lines were up $3.6 million in 2004 over 2003. Demand increased for all of our concentrate product lines with substantial growth in both powder and liquid product lines. Both clinic chains and independent providers are attracted to our Dri-Sate product line and its patented Dri-Sate(R) Dry Acid Concentrate Mixing System. Our Dri-Sate Dry Acid Concentrate unit volumes increased 38% over 2003. Similarly, our gallon volume of liquid acid concentrate grew by 40%. Our SteriLyte(R) Liquid Bicarbonate unit volume increased 52% in 2004 as compared to 2003. Powder bicarbonate unit volumes increased by 32%.

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

     We experienced substantially higher delivery costs throughout 2004 due to several contributing factors including additional fleet resources added to support new business growth, higher fuel costs to operate our fleet, increased frequency of deliveries for certain customers and in the second half of 2004 a higher growth rate in customers in territories beyond our traditional distribution footprint. As a result of a combination of these factors, our distribution costs were up approximately 3 percentage points to sales as compared to 2003. We have added a new facility in the Southeast to reduce distribution costs of our products in that region.

  Selling, General and Administrative Expenses

     Selling, General and Administrative expenses were $2,396,000 and were 13.4% of sales, an improvement of 2.4 percentage points compared to 2003. However, we reduced the allocation of facility, depreciation and other costs charged to selling, general and administrative expense by $136,800. Without this allocation change, selling, general and administrative costs increased by $165,000, or 7% compared to 2003. The majority of the cost increase was due to additional resources and expenses, including additional personnel costs, to handle increased transaction activity associated with our 30% increase in concentrate sales.

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

     Goodwill is not amortized; however, it must be tested for impairment at least annually. The goodwill impairment analysis is based on the fair market value of our common shares. Amortization continues to be recorded for other intangible assets with definite lives over the estimated useful lives. Intangible assets subject to amortization are reviewed for potential impairment whenever events or circumstances indicate that carrying amounts may not be recoverable based on future cash flows.

  Accounting for income taxes

     We estimate our income tax provision to recognize our tax expense and our deferred tax liabilities and assets for future tax consequences of events that have been recognized in our financial statements using current enacted tax laws. Deferred tax assets must be assessed based upon the likelihood of recoverability from future taxable income and to the extent that recovery is not likely, a valuation allowance is established. The allowance is regularly reviewed and updated for changes in circumstances that would cause a change in judgment about whether the related deferred tax asset may be realized. These calculations and assessments involve complex estimates and judgments because the ultimate tax outcome can be uncertain and future events unpredictable.

LIQUIDITY AND CAPITAL RESOURCES

     Our strategy includes expanding our operations and seeking FDA approval for our iron supplemented dialysate product. We believe that we can continue to grow and expand our business. We plan to develop and offer new and innovative products to the dialysis market. We expect that we will continue to realize substantial sales growth in the future. In 2005, our revenue increased by $9,750,245 or 54.3% over 2004.

     In January of 2006, prior to expiration of common share purchase warrants we issued in November of 2005 ("New Warrants") in exchange for most of our previously outstanding common share purchase warrants, most of the holders of such New Warrants exercised the New Warrants from which we realized gross proceeds of $9.3 million. We believe these proceeds will fund all of our foreseeable cash requirements in 2006.

     We have two major areas of strategic focus in our business. First, we plan to develop our dialysis concentrate solutions and ancillary supply business. Second, we plan to expand our product offering to include drugs and vitamins administered to dialysis patients.

     Our plan is to expand our operations to serve dialysis providers throughout the United States and internationally on an export basis. We anticipate that, as a result of our existing supply agreements, our customer relationships and our changing market dynamics, we have the opportunity to capture substantial market share that will lead to sustaining and increasing our profitable operations. We expect that we will continue to realize substantial growth during 2006 and that we will require additional working capital and capital expenditures to fund this growth. In order to fund facility expansions and certain capital expenditures, we intend to enter into lease financing arrangements. We anticipate that our working capital line of $2.75 million is sufficient to meet our requirements for working capital expansion in the year ahead.

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

     Our second major area of focus is to expand our product offering to include drugs and vitamins administered to dialysis patients using our dialysis concentrate solutions as the delivery method. We are seeking FDA approval for our dialysate iron drug product. The development and approval of drugs can be expensive and take a long time. Drug development and approval costs may offset some or all of any earnings during the approval process and we may incur losses in the future. We estimate the cash required to fund development and approval of our new iron supplemented dialysate product will be between $6,000,000 -- $8,000,000 over the next several years. We expect to spend between $3,000,000 -$4,000,000 in 2006 on product testing and possibly more depending on the progress of testing during the year.

     To fund our business development efforts for our two key areas of focus we completed an equity offering of our common shares under which our publicly traded warrants were exercised for common shares. We issued 2,401,021 Common shares at $3.90 per common shares resulting in gross proceeds of $9,363,000 with $9,135,000 raised in January 2006. These substantial cash resources are intended to be used for our business development initiatives. We anticipate that the net proceeds from this offering will be sufficient for us to complete the FDA approval process for our dialysate iron product. However, there is no guarantee that we will not require additional funds to execute our strategy or pursue other business development opportunities. If we need additional funds in the future, we will evaluate both debt and equity financing as potential sources of funds.

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123R ("SFAS 123R"), a revision to Statement No. 123, "Accounting for Stock-Based Compensation." This standard requires us to measure the cost of employee services received in exchange for equity awards, including stock options, based on the grant date fair value of the awards. The cost will be recognized as compensation expense over the vesting period of the awards. The Company is required to adopt SFAS 123R beginning January 1, 2006. The standard provides for a modified prospective application. Under this method, we will begin recognizing compensation cost for equity based compensation for all new or modified grants after the date of adoption. In addition, the standard requires us to recognize compensation cost for the remaining unvested portion of prior option grants over the remaining service period. However, all of our options granted in 2005 and prior years have been fully vested as of December 31, 2005. We accelerated vesting with the intent that no expense would be recognized upon adoption of SFAS 123R for option grants from 2005 and prior years.

ITEM 7.  FINANCIAL STATEMENTS

     The Consolidated Financial Statements of the Registrant required by this item are set forth on pages F-1 through F-16.

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 8A.  CONTROLS AND PROCEDURES

     (a) Evaluation of disclosure controls and procedures.

     We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2005. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2005 in ensuring that information required to be disclosed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the Exchange Act rules and forms. There was no change in our internal control over financial reporting identified in connection with such evaluation that occurred during our fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     (b) Changes in internal controls.

     The Company maintains a system of internal controls that are designed to provide reasonable assurance that its books and records accurately reflect the Company's transactions and that its established policies and procedures are followed. For the quarter ended December 31, 2005, there were no significant changes to the Company's internal controls or in factors that could significantly affect the Company's internal controls.

ITEM 8B.  OTHER INFORMATION

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     Incorporated herein by reference to Rockwell Medical Technologies, Inc. definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-KSB with respect to its Annual Meeting of Shareholders to be held on May 25, 2006.

ITEM 10.  EXECUTIVE COMPENSATION.

     Incorporated herein by reference to Rockwell Medical Technologies, Inc. definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-KSB with respect to its Annual Meeting of Shareholders to be held on May 25, 2006.

ITEM 11.  SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Incorporated herein by reference to Rockwell Medical Technologies, Inc. definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-KSB with respect to its Annual Meeting of Shareholders to be held on May 25, 2006.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Incorporated herein by reference to Rockwell Medical Technologies, Inc. definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-KSB with respect to its Annual Meeting of Shareholders to be held on May 25, 2006.

ITEMS 13.  EXHIBITS.

     (a) Exhibits




   3(i).1 Articles of Incorporation of the Company, incorporated by reference to Exhibit 3(i).1 to the Company's Registration Statement on Form
               SB-2, File No. 333-31991.
   3(i).2 Certificate of Amendment to Articles of Incorporation of the Company, incorporated by reference to Exhibit 3(i).2 to the Company's Registration Statement on Form SB-2, File No. 333-31991.
   3(i).3 Certificate of Correction to Articles of Incorporation of the Company, incorporated by reference to Exhibit 3(i).3 to the Company's Registration Statement on Form SB-2, File No. 333-31991.
   3(i).4 Certificate of Amendment to Articles of Incorporation of the Company, incorporated by reference to Exhibit 3(i).4 to the Company's Registration Statement on Form SB-2, File No. 333-31991.
  3(ii) Bylaws of the Company, incorporated by reference to Exhibit 3(ii) to the Company's Registration Statement on Form SB-2, File No. 333-
               31991.
     10.1 Rockwell Medical Technologies, Inc. 1997 Stock Option Plan, incorporated by reference to the Proxy Statement for the Annual
               Meeting of Shareholders filed on April 21, 2005.
     10.2      Lease Agreement dated March 12, 2000 between the Company and DFW
               Trade Center III Limited Partnership incorporated by reference to the annual report on Form 10-KSB filed March 30, 2000.
     10.3      Lease Agreement dated October 23, 2000 between the Company and
               International-Wixom, LLC I ncorporated by reference to the quarterly report on Form 10-QSB filed November 14, 2000.
     10.4      Licensing Agreement between the Company and Ash Medical Systems,
               Inc. dated October 3, 2001 with certain portions of the exhibit deleted under a request for confidential treatment under rule 24b-
               2of the Securities Act of 1934 incorporated by reference to the annual report on form 10-KSB filed April 1, 2002.

10.5           Licensing Agreement between the Company and Charak LLC and Dr. Ajay
               Gupta dated January 7, 2002 with certain portions of the exhibit deleted under a request for confidential treatment under rule 24b-
               2of the Securities Act of 1934 incorporated by reference to the annual report on Form 10-KSB filed April 1, 2002.
10.6           Supply Agreement between the Company and DaVita, Inc. dated March
               7, 2003 with certain portions of the exhibit deleted under a request for confidential treatment under rule 24b-2 of the Securities Act of 1934 incorporated by reference to the annual report on Form 10-KSB filed March 28, 2003.
10.8           Supply Agreement between the Company and DaVita, Inc. dated May 5,
               2004 with certain portions of the exhibit deleted under a request for confidential treatment under Rule 24b-2 of the Securities
               Exchange Act of 1934 incorporated by reference to the quarterly report on Form 10-QSB filed on May 17, 2004.
10.9           Loan and Security Agreement dated as of March 29, 2005 between the
               Company and Standard Federal Bank National Association incorporated by reference to the annual report on Form 10-KSB filed March 31, 2005.
10.10 Revolving Note dated as of March 29, 2005 executed by the Company for the benefit of Standard Federal Bank National Association incorporated by reference to the annual report on Form 10-KSB filed
               March 31, 2005.
10.11          Unconditional Guaranty dated as of March 29, 2005 executed by
               Rockwell Transportation, Inc. for the benefit of Standard Federal
               Bank National Association incorporated by reference to the annual report on Form 10-KSB filed March 31, 2005.
10.12          Second Amendment of Industrial Lease Agreement between Rockwell
               Medical Technologies, Inc. and DCT DFW, LP dated August 17, 2005, incorporated by reference to Exhibit 99.1 on Form 8-K filed on August 19, 2005.
10.13 Amending Agreement made the 16th day of January, 2006, by and between Dr. Ajay Gupta, Charak LLC and Rockwell Medical
               Technologies, Inc.
14.1 Rockwell Medical Technologies, Inc. Code of Ethics incorporated by reference to the Definitive Proxy Statement for our 2004 Annual
               Meeting of Shareholders filed April 23,2004.
21.1 List of Subsidiaries incorporated by reference to Exhibit 21.1 to the Company's Registration Statement on Form SB-2, File No. 333-
               31991.
23.1           Consent of Plante & Moran, PLLC.
31.1           Certifications of Chief Executive Officer Pursuant to Rule 13a-
               14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2           Certifications of Chief Financial Officer Pursuant to Rule 13a-
               14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1           Certifications of the Chief Executive Officer and Chief Financial
               Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Incorporated herein by reference to Rockwell Medical Technologies, Inc. definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-KSB with respect to its Annual Meeting of Shareholders to be held on May 25, 2006.

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


           SIGNATURE                              TITLE                        DATE
           ---------                              -----                        ----


   /s/ ROBERT L. CHIOINI            President, Chief Executive Officer    March 21, 2006
-------------------------------     and Director (Principal Executive
       Robert L. Chioini                         Officer)

    /s/ THOMAS E. KLEMA              Vice President of Finance, Chief     March 21, 2006
-------------------------------      Financial Officer, Treasurer and
        Thomas E. Klema               Secretary (Principal Financial
                                     Officer and Principal Accounting
                                                 Officer)

    /s/ KENNETH L. HOLT                          Director                 March 21, 2006
-------------------------------
        Kenneth L. Holt

     /s/ RONALD D. BOYD                          Director                 March 21, 2006
-------------------------------
         Ronald D. Boyd

   /s/ PATRICK J. BAGLEY                         Director                 March 21, 2006
-------------------------------
       Patrick J. Bagley

                          INDEX TO FINANCIAL STATEMENTS



                                                                          PAGE
                                                                       ----------



I. Consolidated Financial Statements for Rockwell Medical
  Technologies, Inc. and Subsidiary
     Report of Independent Registered Accounting Firm for the years
       ended December 31, 2005 and 2004.............................          F-1
     Consolidated Balance Sheets at December 31, 2005 and December
       31, 2004.....................................................          F-2
     Consolidated Income Statement for the years ended December 31,
       2005 and 2004................................................          F-3
     Consolidated Statement of Changes in Shareholders' Equity for
       the years ended December 31, 2005 and 2004...................          F-4
     Consolidated Statements of Cash Flow for the years ended
       December 31, 2005 and 2004...................................          F-5
     Notes to the Consolidated Financial Statements.................   F-6 - F-16

PLANTE & MORAN, PLLC LETTERHEAD

                REPORT OF INDEPENDENT REGISTERED ACCOUNTING FIRM

To the Board of Directors and Shareholders

Rockwell Medical Technologies, Inc. and Subsidiary

     We have audited the consolidated balance sheet of Rockwell Medical Technologies, Inc. and Subsidiary as of December 31, 2005 and 2004 and the related consolidated statements of income, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Rockwell Medical Technologies, Inc. and Subsidiary is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Rockwell Medical Technologies, Inc. and Subsidiary as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Plante & Moran, PLLC

Auburn Hills, Michigan

March 16, 2006

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 2005 AND 2004
                                 (WHOLE DOLLARS)



                                                          DECEMBER 31,  DECEMBER 31,
                                                              2005          2004
                                                          ------------  ------------



                                       ASSETS
Cash and Cash Equivalents................................ $    299,031   $   166,195
Restricted Cash Equivalents..............................           --         8,662
Accounts Receivable, net of a reserve of $70,000 in 2005
  and $44,500 in 2004....................................    2,836,072     2,302,093
Inventory................................................    2,051,819     1,652,457
Other Current Assets.....................................      193,158       111,630
                                                          ------------   -----------
     Total Current Assets................................    5,380,080     4,241,037
Property and Equipment, net..............................    2,430,222     2,048,665
Intangible Assets........................................      394,819       369,508
Goodwill.................................................      920,745       920,745
Other Non-current Assets.................................      134,794       120,597
                                                          ------------   -----------
     Total Assets........................................ $  9,260,660   $ 7,700,552
                                                          ============   ===========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Short Term Borrowings.................................... $  1,800,000   $   452,682
Notes Payable & Capitalized Lease Obligations............      522,439       389,602
Accounts Payable.........................................    1,795,393     2,124,679
Accrued Liabilities......................................      530,749       481,587
Customer Deposits........................................       33,558        11,005
                                                          ------------   -----------
     Total Current Liabilities...........................    4,682,139     3,459,555
Long Term Notes Payable & Capitalized Lease Obligations..      733,723       818,678
     Shareholders' Equity:
Common Shares, no par value, 8,886,948 and 8,556,531
  shares issued and outstanding..........................   12,628,539    11,870,909
Common Share Purchase Warrants, 3,591,385 and 3,761,071
  shares issued and outstanding..........................    1,414,876       320,150
Accumulated Deficit......................................  (10,198,617)   (8,768,740)
                                                          ------------   -----------
     Total Shareholders' Equity..........................    3,844,798     3,422,319
                                                          ------------   -----------
     Total Liabilities And Shareholders' Equity.......... $  9,260,660   $ 7,700,552
                                                          ============   ===========




The accompanying notes are an integral part of the consolidated financial statements.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                         CONSOLIDATED INCOME STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                                 (WHOLE DOLLARS)



                                                        2005         2004
                                                    -----------  -----------



Sales.............................................. $27,694,955  $17,944,710
Cost of Sales......................................  24,689,912   15,139,215
                                                    -----------  -----------
  Gross Profit.....................................   3,005,043    2,805,495
Selling, General and Administrative................   2,867,608    2,396,315
                                                    -----------  -----------
  Operating Income.................................     137,435      409,180
Other Income.......................................     137,468           --
Interest Expense, net..............................     198,095      197,658
                                                    -----------  -----------
  Income Before Income Taxes.......................      76,808      211,522
Income Tax Expense.................................          --           --
                                                    -----------  -----------
  Net Income....................................... $    76,808  $   211,522
                                                    ===========  ===========
Basic And Diluted Earnings Per Share............... $       .01  $       .02



The accompanying notes are an integral part of the consolidated financial statements.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                                 (WHOLE DOLLARS)



                                 COMMON SHARES        PURCHASE WARRANTS                      TOTAL
                            ----------------------  ---------------------   ACCUMULATED  SHAREHOLDERS'
                              SHARES      AMOUNT     WARRANTS    AMOUNT       DEFICIT        EQUITY
                            ---------  -----------  ---------  ----------  ------------  -------------



Balance as of December 31,
  2003..................... 8,519,405  $11,832,220  3,766,071  $  320,150  $ (8,980,262)   $3,172,108
Issuance of Common Shares..    32,126       34,989         --          --            --        34,989
Exercise of Purchase
  Warrants.................     5,000        3,700     (5,000)         --            --         3,700
Net Income.................                                                     211,522       211,522
                            ---------  -----------  ---------  ----------  ------------    ----------
Balance as of December 31,
  2004..................... 8,556,531  $11,870,909  3,761,071  $  320,150  $ (8,768,740)   $3,422,319
Issuance of Common Shares..   167,881      336,849         --          --            --       336,849
Exercise of Purchase
  Warrants.................   162,536      420,781   (162,536)    (80,630)           --       340,151
Expiration of Warrants.....        --           --     (7,150)         --            --            --
Warrant Exchange...........        --           --         --   1,175,356    (1,506,685)     (331,329)
Net Income.................        --           --         --          --        76,808        76,808
                            ---------  -----------  ---------  ----------  ------------    ----------
Balance as of December 31,
  2005..................... 8,869,481  $12,628,539  3,591,385  $1,414,876  $(10,198,617)   $3,844,798
                            =========  ===========  =========  ==========  ============    ==========




The accompanying notes are an integral part of the consolidated financial statements.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004
                                 (WHOLE DOLLARS)



                                                              2005         2004
                                                          -----------  ------------



Cash Flows From Operating Activities:
  Net Income............................................. $    76,808  $    211,522
  Adjustments To Reconcile Net Income To Net Cash Used In
     Operating Activities:
     Depreciation and Amortization.......................     716,312       629,697
     Changes in Assets and Liabilities:
       (Increase) in Accounts Receivable.................    (533,979)     (132,529)
       (Increase) in Inventory...........................    (399,362)     (302,166)
       (Increase) in Other Assets........................     (95,725)         (789)
       Increase (Decrease) in Accounts Payable...........    (329,286)      457,727
       Increase (Decrease) in Other Liabilities..........      71,715       163,073
                                                          -----------  ------------
          Changes in Assets and Liabilities..............  (1,286,637)      185,316
                                                          -----------  ------------
          Cash Provided (Used) By Operating Activities...    (493,517)    1,026,535
Cash Flows From Investing Activities:
  Purchase of Equipment..................................    (576,450)     (392,046)
  (Increase) Decrease in Restricted Cash Equivalents.....       8,662            --
  Purchase of Intangible Assets..........................     (59,924)      (83,095)
                                                          -----------  ------------
          Cash Provided (Used) By Investing Activities...    (627,712)     (475,141)
Cash Flows From Financing Activities:
  Proceeds From Borrowings on Line of Credit.............   5,937,395    16,794,439
  Payments on Line of Credit.............................  (4,590,077)  (16,983,775)
  Issuance of Common Shares and Purchase Warrants........     345,671        38,689
  Payments on Notes Payable..............................    (438,924)     (341,191)
                                                          -----------  ------------
          Cash Provided (Used) By Financing Activities...   1,254,065      (491,838)
Increase In Cash.........................................     132,836        59,556
Cash At Beginning Of Period..............................     166,195       106,639
                                                          -----------  ------------
Cash At End Of Period.................................... $   299,031  $    166,195
                                                          ===========  ============
Supplemental Cash Flow disclosure:




                                                                2005      2004
                                                              --------  --------


     Interest Paid........................................... $198,192  $197,818



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

  PRODUCT DEVELOPMENT AND RESEARCH

     We incurred product development and research costs related to the commercial development, patent approval and regulatory approval of new products, including iron supplemented dialysate, aggregating approximately $350,000 and $200,000 in 2005 and 2004, respectively.

  OTHER INCOME

     We were the plaintiff in certain litigation that was settled in the first quarter of 2005. We realized the full proceeds of the settlement which totaled $241,000 and we recognized $137,468 of other income from this settlement in the first quarter of 2005. A portion of the cash received was from the exercise of stock options by the defendant during the first quarter of 2005 which totaled $103,750.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

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

     Our reported and pro forma information for the years ended December 31:


                                                          2005        2004
                                                      -----------  ---------



As reported net income available to common
  shareholders....................................... $    76,808  $ 211,522
Less: Stock based compensation expense determined
  under the fair market value method, net of tax.....   2,427,257    879,457
                                                      -----------  ---------
Pro forma net income (loss).......................... $(2,350,449) $(667,935)
                                                      ===========  =========
As reported basic earnings per share and diluted
  earnings per share................................. $       .01  $     .02
Pro forma earnings (loss) per share and diluted
  earnings (loss) per share.......................... $     (0.27) $   (0.08)


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


                                                          2005       2004
                                                       ---------  ---------



Basic Weighted Average Shares Outstanding............. 8,674,651  8,546,302
Effect of Dilutive Securities.........................   682,239    758,821
                                                       ---------  ---------
Diluted Weighted Average Shares Outstanding........... 9,356,990  9,305,123
                                                       =========  =========



     At December 31, 2005 potentially dilutive securities comprised 3,359,335 stock options exercisable at prices from $.55 to $4.55 per share, 3,211,688 common share purchase warrants exercisable at $3.90 per common share, 354,697 common share purchase warrants exercisable at $4.50 per common share and 25,000 common share purchase warrants exercisable at $2.50 per common share.

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

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

3. MANAGEMENT'S PLAN OF OPERATION

     Our strategy includes expanding our operations and seeking FDA approval for our iron supplemented dialysate product. We believe that we can continue to grow and expand our business. We plan to develop and offer new and innovative products to the dialysis market. We expect that we will continue to realize substantial sales growth in the future. In 2005, our revenue increased by $9,750,245 or 54.3% over 2004.

     In January of 2006, prior to expiration of common share purchase warrants we issued in November of 2005 ("New Warrants") in exchange for most of our previously outstanding common share purchase warrants, most of the holders of such New Warrants exercised the New Warrants from which we realized gross proceeds of $9.3 million. We believe these proceeds will fund all of our foreseeable cash requirements in 2006.

     We have two major areas of strategic focus in our business. First, we plan to develop our dialysis concentrate solutions and ancillary supply business. Second, we plan to expand our product offering to include drugs and vitamins administered to dialysis patients.

     Our plan is to expand our operations to serve dialysis providers throughout the United States and internationally on an export basis. We anticipate that, as a result of our existing supply agreements, our customer relationships and our changing market dynamics, we have the opportunity to capture substantial market share that will lead to sustaining and increasing our profitable operations. We expect that we will continue to realize substantial growth during 2006 and that we will require additional working capital and capital expenditures to fund this growth. In order to fund facility expansions and certain capital expenditures, we intend to enter into lease financing arrangements. We anticipate that our working capital line of $2.75 million is sufficient to meet our requirements for working capital expansion in the year ahead.

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

     Our second major area of focus is to expand our product offering to include drugs and vitamins administered to dialysis patients using our dialysis concentrate solutions as the delivery method. We are seeking FDA approval for our dialysate iron drug product. The development and approval of drugs can be expensive and take a long time. Drug development and approval costs may offset some or all of any earnings during the approval process and we may incur losses in the future. We estimate the cash required to fund development and approval of our new iron supplemented dialysate product will be between $6,000,000 -- $8,000,000 over the next several years. We expect to spend between $3,000,000 -$4,000,000 in 2006 on product testing and possibly more depending on the progress of testing during the year.

     To fund our business development efforts for our two key areas of focus we completed an equity offering of our common shares under which our publicly traded warrants were exercised for common shares. We issued 2,401,021 Common shares at $3.90 per common shares resulting in gross proceeds of $9,363,000 with $9,135,000 raised in January 2006. These substantial cash resources are intended to be used for our business development initiatives. We anticipate that the net proceeds from this offering will be sufficient for us to complete the FDA approval process for our dialysate iron product. However, there is no guarantee that we will not require additional funds to execute our strategy or pursue other business development opportunities. If we need additional funds in the future, we will evaluate both debt and equity financing as potential sources of funds.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

4. SIGNIFICANT MARKET SEGMENTS

     We operate in one market segment which involves the manufacture and distribution of hemodialysis concentrates, dialysis kits and ancillary products used in the dialysis process to hemodialysis clinics. For the year ended December 31, 2005, two customers each accounted for more than 10% of our total sales, representing 55% of total sales. For the year ended December 31, 2004, two customers each accounted for more than 10% of our total sales, representing 52% of total sales. Our accounts receivable from these customers were $840,000 and $1,362,000 as of December 31, 2005 and 2004, respectively. We are dependent on these customers and the loss of any of them would have a material adverse effect on our business, financial condition and results of operations. Our international sales including products sold to domestic distributors that are delivered internationally aggregated 28% and 4% of overall sales in 2005 and 2004, respectively.

5. INVENTORY

     Components of inventory as of December 31, 2005 and 2004 are as follows:


                                                         2005        2004
                                                      ----------  ----------



Raw Materials........................................ $  509,248  $  399,455
Finished Goods.......................................  1,542,571   1,253,002
                                                      ----------  ----------
     Total........................................... $2,051,819  $1,652,457
                                                      ==========  ==========



6. PROPERTY AND EQUIPMENT

     Major classes of Property and Equipment, stated at cost, as of December 31, 2005 and 2004 are as follows:


                                                         2005         2004
                                                     -----------  -----------



Leasehold Improvements.............................. $   447,207  $   380,319
Machinery and Equipment.............................   3,326,552    2,652,899
Office Equipment and Furniture......................     308,992      247,582
Laboratory Equipment................................     298,510      236,747
Transportation Equipment............................     904,862      705,320
                                                     -----------  -----------
                                                       5,286,123    4,222.867
  Accumulated Depreciation..........................  (2,855,901)  (2,174,202)
                                                     -----------  -----------
Net Property and Equipment.......................... $ 2,430,222  $ 2,048,665
                                                     ===========  ===========



     Included in the table above are assets under capital lease obligations with a cost of $1,256,186 and $873,628 and a net book value of $901,698 and $669,514, as of December 31, 2005 and 2004, respectively.

     Depreciation expense was $681,699 for 2005 and $602,039 for 2004.

7. GOODWILL AND INTANGIBLE ASSETS

     Total goodwill was $920,745 at December 31, 2005 and 2004. We completed our annual impairment tests as of November 30, 2005 and 2004 and determined that no adjustment for impairment of goodwill was required.

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

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

     We have capitalized the licensing fees paid for the rights to use this patented technology as an intangible asset. As of December 31, 2005, we have capitalized licensing fees of $510,138, net of accumulated amortization of $115,319. As of December 31, 2004, we have capitalized licensing fees of $450,214, net of accumulated amortization of $80,705. Our policy is to amortize licensing fees over the life of the patents pertaining to the licensing agreements. We recognized amortization expense of $34,614 in 2005 and $27,658 in 2004. Estimated amortization expense for licensing fees for 2005 through 2009 is approximately $37,000 per year. One of the licensing agreements requires additional payments upon achievement of certain milestones.

8. LINE OF CREDIT

     On March 29, 2005, we entered into a new line of credit with a financial institution. The loan agreement provides for revolving borrowings of up to $2,750,000. We are permitted to borrow up to 80% of eligible accounts receivable and 40% of eligible inventory up to $600,000. Borrowings under the loan agreement are secured by accounts receivable, inventory and certain other assets. The annual interest rate payable on revolving borrowings under the loan agreement is the lender's prime rate plus 75 basis points. The lender's commitment to make revolving borrowings under the loan agreement expires on March 31, 2006. As of December 31, 2005, we had borrowed $1,800,000 under this line of credit.

     We had a two year revolving credit line facility with a financial institution which expired March 29, 2005 and was replaced by the credit facility noted above. The expired credit facility had a $2,500,000 borrowing limit which was secured by our accounts receivable and other assets. Borrowings under that facility were limited to 80% of eligible accounts receivable. We were obligated to pay interest at the rate of two percentage points over the prime rate, plus other fees aggregating .25% of the loan balance.

9. NOTES PAYABLE & CAPITAL LEASE OBLIGATIONS

  NOTES PAYABLE

     In August 2001, we entered into a financing agreement with a financial institution to fund $1,000,000 of equipment capital expenditures for our manufacturing facilities. The note payable requires monthly payments of principal and interest aggregating $20,884 through June 2007. The note had a balance of $351,379 and $561,637 at December 31, 2005 and 2004, respectively. The note bears interest at a fixed rate of 8.65% and is collateralized by the equipment acquired by the Company.

     Future principal payments on notes payable are:




Year ending December 31, 2006.................................. $229,173
Year ending December 31, 2007..................................  122,206
                                                                --------
  Total Notes Payable.......................................... $351,379
                                                                ========



  CAPITAL LEASE OBLIGATIONS

     We entered into capital lease obligations primarily related to equipment with a fair market value aggregating $486,806 and $315,282 for the years ending December 31, 2005 and 2004, respectively. In addition, we have other capital lease obligations related to financing other equipment. These capital lease obligations require even monthly installments over periods ranging from 2006-2010 and interest rates on the leases range from 5%-17.0%. These obligations under capital leases had outstanding balances of $904,783 and $646,643 at December 31, 2005 and 2004, respectively.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

     Future minimum lease payments under capital lease obligations are:




Year ending December 31, 2006................................. $  379,865
Year ending December 31, 2007.................................    314,181
Year ending December 31, 2008.................................    214,960
Year ending December 31, 2009.................................    176,850
Year ending December 31, 2010.................................      5,159
                                                               ----------
  Total minimum payments on capital lease obligations.........  1,091,015
Interest......................................................   (186,232)
                                                               ----------
  Present value of minimum lease payments.....................    904,783
Current portion of capital lease obligations..................   (293,266)
                                                               ----------
  Long-term capital lease obligations......................... $  611,517
                                                               ==========



11. OPERATING LEASES

     We lease our production facilities and administrative offices as well as certain equipment used in our operations. The lease terms range from monthly to seven years. Lease payments under all operating leases were $1,058,004 and $812,216 for the years ended December 31, 2005 and 2004, respectively.

     We have long term leases on two buildings that are approximately 51,000 square feet each and that expire in July 2008 and August 2010, respectively. We also have a monthly lease on a building that is approximately 60,000 square feet.

     Future minimum rental payments under these lease agreements are as follows:





Year ending December 31, 2006................................. $  843,666
Year ending December 31, 2007.................................    778,441
Year ending December 31, 2008.................................    517,068
Year ending December 31, 2009.................................    373,198
Year ending December 31, 2010.................................    198,259
                                                               ----------
  Total....................................................... $2,710,633
                                                               ==========



12. INCOME TAXES

     We recognized no income tax expense or benefit for the years ended December 31, 2005 and 2004. We earned a profit in both years and retained a valuation allowance against our net deferred tax assets due to our limited history of taxable income coupled with anticipated future spending on our product development plans which may offset some or all of our income.

     A reconciliation of income tax expense at the statutory rate to income tax expense at our effective tax rate is as follows:


                                                          2005      2004
                                                        --------  --------



Tax Expense Computed at 34% of Pretax Income........... $ 26,000  $ 72,000
  Effect of Permanent Differences Principally Related
     to Non-deductible expenses........................       --        --
  Effect of Change in Valuation Allowance..............  (26,000)  (72,000)
                                                        --------  --------
  Total Income Tax Benefit............................. $    -0-  $    -0-
                                                        ========  ========


               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

     The details of the net deferred tax asset are as follows:


                                                         2005         2004
                                                     -----------  -----------



Total Deferred Tax Assets........................... $ 2,908,000  $ 2,721,400
Total Deferred Tax Liabilities......................    (257,600)     (45,000)
Valuation Allowance Recognized for Deferred Tax
  Assets............................................  (2,650,400)  (2,676,400)
                                                     -----------  -----------
Net Deferred Tax Asset.............................. $       -0-  $       -0-
                                                     ===========  ===========



     Deferred income tax liabilities result primarily from the use of accelerated depreciation for tax reporting purposes. Deferred income tax assets result primarily from net operating loss carryforwards. For tax purposes, we have net operating loss carryforwards of approximately $8,300,000 that expire between 2012 and 2024.

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to anticipated spending on research and development over the next several years, coupled with our limited history of operating income, management has placed a full valuation allowance against the net deferred tax assets as of December 31, 2005 and 2004.

13. CAPITAL STOCK

     Our authorized capital stock consists of 20,000,000 common shares, no par value per share, of which 8,886,948 shares were outstanding at December 31, 2005 and 8,556,531 shares were outstanding at December 31, 2004; 2,000,000 preferred shares, none issued or outstanding, and 1,416,664 of 8.5% non-voting cumulative redeemable Series A Preferred Shares, $1.00 par value, of which none were outstanding at either December 31, 2005 or December 31, 2004.

     During 2005, we issued 167,881 common shares as a result of the exercise of stock options by employees and realized proceeds of $336,849 or $2.01 per share on average. We also issued 103,921 common shares upon the exercise of warrants to investors in our private placement ("Private Warrants," as defined below). We realized proceeds of $111,554 or $1.07 per share on average. Investors exercising these private placement warrants received unregistered common shares which may not be resold for a period of one year following the date they were acquired. We also issued 58,615 freely trading common shares upon the exercise of publicly traded warrants ("Public Warrants," as defined below). We realized $228,599 or $3.90 per share in gross proceeds from these exercises.

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

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

  WARRANTS

     We have both publicly traded common share purchase warrants ("Public Warrants") issued in 1998 and common share purchase warrants ("Private Warrants") issued in conjunction with a private placement of our common shares in 2002 and other investment banking activities.

     Holders of the Public Warrants, were entitled to purchase one common share at the exercise price of $4.50 per share for a period of three years commencing January 26, 1999 and expiring January 26, 2002. The Board of Directors approved extending the expiration date of these warrants until January 26, 2006 under the same terms and conditions. There were 3,625,000 Public Warrants issued and outstanding at December 31, 2004.

     On July 29, 2005, we filed with the Securities and Exchange Commission (the "SEC") a registration statement on Forms S-4 and SB-2 (the "Registration Statement") with respect to an offer to exchange new common share purchase warrants expiring January 26, 2006 with an exercise price of $3.90 ("New Warrants") for each of the 3,625,000 currently outstanding common share purchase warrants expiring January 26, 2006 with an exercise price of $4.50 per share ("Old Warrants"). The SEC declared the Registration Statement effective on October 20, 2005.

     On November 28, 2005, we completed this exchange which allowed the warrant holders to exchange their Old Warrant with an exercise price of $4.50 per share for a New Warrant with an exercise price of $3.90 per share. All other terms and conditions, including expiration, remained the same. There were 354,697 Old Warrants that were not tendered for exchange and remained outstanding as of December 31, 2005. All of the Old Warrants expired unexercised at January 26, 2006.

     We issued 3,270,303 New Warrants in the warrant exchange. During 2005, 58,615 of New Warrants were exercised and we realized $228,599 in gross proceeds from these warrant exercises. As of December 31, 2005, 3,211,688 of the New Warrants remained outstanding. See Note 17.

     Holders of the Private Warrants issued in conjunction with subscriptions to private placement offerings of common shares in 2002 were entitled to purchase one common share at a stated price. The Private Warrants had a three year term expiring between May 2005 and October 2005. The common shares underlying these Private Warrants have not been registered. Investors that exercised these Private Warrants received unregistered common shares which may not be resold for a period of one year following the date they are acquired. In 2003, we issued 25,000 Private Warrants to an investment banker with an exercise price of $2.50 per common share which expire during 2006. In 2002, we issued 128,460 Private Warrants to investors and investment bankers with exercise prices ranging from $.50 per common share to $2.70 per common share.

14. STOCK OPTIONS

  EMPLOYEE STOCK OPTIONS

     The Board of Directors approved the Rockwell Medical Technologies, Inc., 1997 Stock Option Plan on July 15, 1997 (the "Plan"). The Stock Option Committee as appointed by the Board of Directors administers the Plan, which provides for grants of nonqualified or incentive stock options to key employees, officers, directors, consultants and advisors to the Company. Currently the Stock Option Committee consists of our entire Board of Directors. On May 26, 2005, our shareholders adopted an amendment to the stock option plan to increase the number of options available to be granted to 4,500,000 from 3,900,000. Exercise prices, subject to certain plan limitations, are at the discretion of the Stock Option Committee of the Board of Directors. Options granted normally expire 10 years from the date of grant or upon termination of employment. The Stock Option Committee of the Board of Directors determines vesting rights on the date of grant. Employee options typically vest over a three year period from the date of grant. The Board of Directors accelerated the vesting rights to all unvested current and prior option grants such that they all became vested effective as of December 31, 2005.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

     A summary of the status of the Company's Employee Stock Option Plan excluding options granted to consultants is as follows:


                                                            SHARES   PRICE
                                                          ---------  -----



Outstanding at December 31, 2003......................... 1,918,927   1.51
  Granted................................................   858,000   3.17
  Exercised..............................................   (32,126)  1.09
  Cancelled..............................................   (37,084)  1.56
                                                          ---------
Outstanding at December 31, 2004......................... 2,707,717   2.12
                                                          ---------
  Granted................................................   853,000   4.46
  Exercised..............................................  (167,881)  2.01
  Cancelled..............................................   (33,501)  2.42
                                                          ---------
Outstanding at December 31, 2005......................... 3,359,335   2.71
                                                          =========





                                                                                                     OPTIONS EXERCISABLE
                                OPTIONS OUTSTANDING                                             ---------------------- -------
-----------------------------------------------------------------------------------                                   WEIGHTED
                                                   REMAINING               WEIGHTED              NUMBER               AVERAGE
    RANGE OF                NUMBER OF             CONTRACTUAL              EXERCISE                OF                 EXERCISE
EXERCISE PRICES              OPTIONS                  LIFE                   PRICE               OPTIONS               PRICE
---------------             ---------            -------------             --------             ---------             --------



$ .55 to $1.50                655,667              1.6-7.0yrs.               $ .77                655,667              $ .77
$1.81 to $2.79              1,406,668             2.5-9.5 yrs.               $2.27              1,406,668              $2.27
$3.00 to $4.55              1,297,000            1.6-10.0 yrs.               $4.18              1,297,000              $4.18
                            ---------                                                           ---------
     Total                  3,359,335                 7.6 yrs.               $2.71              3,359,335              $2.71


     The per share weighted average fair values at the date of grant for the options granted to employees during the years ended December 31, 2005 and 2004 were $4.46 and $3.17 respectively. For the period ended December 31, 2005, the fair value was determined using the Black Scholes option pricing model using the following assumptions: dividend yield of 0.0 percent, risk free interest rates of 3.8-4.33 percent, volatility of 70% and expected lives of .5-3.0 years. For the period ended December 31, 2004, the fair value was determined using the Black Scholes option pricing model using the following assumptions: dividend yield of 0.0 percent, risk free interest rates of 1.6-3.2 percent, volatility of 94% and expected lives of 2.0-3.0 years.

     As of December 31, 2005, the remaining number of stock options available for future grants was 233,856.

15. RELATED PARTY TRANSACTIONS

     During the years ended December 31, 2005 and 2004, we had revenue from companies in which our outside directors held an equity interest. Mr. Kenneth L. Holt, a director of the Company as of March 14, 2000, held an equity interest in certain customers of ours of which he divested such interest during 2005. Revenue from these entities was $42,000 and $119,000 in 2005 and 2004, respectively. Mr. Ronald D. Boyd, a director of the Company as of March 14, 2000 , held an equity interest in certain customers of our products during 2004. Revenue from these entities aggregated $15,000 in 2004.

16. SUPPLEMENTAL CASH FLOW INFORMATION

     We entered into non-cash transactions described below during the years ended December 31, 2005 and 2004 which have not been included in the Consolidated Statement of Cash Flows.

     We entered into capital leases on equipment with a cost of $486,806 and $315,282 for the years ended December 31, 2005 and 2004, respectively, and financed those with capital lease obligations.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

17. SUBSEQUENT EVENT -- WARRANT OFFERING COMPLETION

     We raised gross proceeds of $9,363,982 with the completion of our warrant offering on January 26, 2006. We issued 2,401,021 Common Shares resulting from New Warrant exercises of which 58,615 were issued in 2005 and the remainder in January 2006. All unexercised publicly traded warrants expired on January 26, 2006. Gross proceeds of the offering were offset by costs of the offering. In 2005, the gross proceeds of $228,599 were entirely offset by costs of the offering.

18. RECENT ACCOUNTING PRONOUNCEMENTS

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123R ("SFAS 123R"), a revision to Statement No. 123, "Accounting for Stock-Based Compensation." This standard requires us to measure the cost of employee services received in exchange for equity awards, including stock options, based on the grant date fair value of the awards. The cost will be recognized as compensation expense over the vesting period of the awards. The Company is required to adopt SFAS 123R beginning January 1, 2006. The standard provides for a modified prospective application. Under this method, the Company will begin recognizing compensation cost for equity based compensation for all new or modified grants after the date of adoption. In addition, the standard requires the Company to recognize compensation cost for the remaining unvested portion of prior option grants over the remaining service period. However, all of the Company's options granted in 2005 and prior years have been fully vested as of December 31, 2005, and therefore, the Company will not record any expense for options granted prior to 2006.

     In November 2004, the FASB issued SFAS No. 151, "Inventory Costs" ("SFAS 151"). SFAS 151 requires that abnormal amounts of idle facility expense, freight, handling costs, and spoilage, be charged to expense in the period they are incurred rather than capitalized as a component of inventory costs. Statement 151 is effective for inventory costs incurred after January 1, 2006. We do not anticipate any material impact from this statement on our financial statements.

                                  EXHIBIT INDEX



   EXHIBIT                                   DESCRIPTION
------------                                 -----------


3(i).1          Articles of Incorporation of the Company, incorporated by reference to Exhibit 3(i).1 to the Company's Registration Statement on Form SB-
                2, File No. 333-31991.
3(i).2          Certificate of Amendment to Articles of Incorporation of the Company,
                incorporated by reference to Exhibit 3(i).2 to the Company's
                Registration Statement on Form SB-2, File No. 333-31991.
3(i).3          Certificate of Correction to Articles of Incorporation of the
                Company, incorporated by reference to Exhibit 3(i).3 to the Company's
                Registration Statement on Form SB-2, File No. 333-31991.
3(i).4          Certificate of Amendment to Articles of Incorporation of the Company,
                incorporated by reference to Exhibit 3(i).4 to the Company's
                Registration Statement on Form SB-2, File No. 333-31991.
3(ii)           Bylaws of the Company, incorporated by reference to Exhibit 3(ii) to the Company's Registration Statement on Form SB-2, File No. 333-
                31991.
10.1            Rockwell Medical Technologies, Inc. 1997 Stock Option Plan,
                incorporated by reference to the Proxy Statement for the Annual
                Meeting of Shareholders filed on April 21, 2005.
10.2            Lease Agreement dated March 12, 2000 between the Company and DFW
                Trade Center III Limited Partnership incorporated by reference to the annual report on Form 10-KSB filed March 30, 2000.
10.3            Lease Agreement dated October 23, 2000 between the Company and
                International-Wixom, LLC Incorporated by reference to the quarterly report on Form 10-QSB filed November 14, 2000.
10.4            Licensing Agreement between the Company and Ash Medical Systems, Inc.
                dated October 3, 2001 with certain portions of the exhibit deleted under a request for confidential treatment under rule 24b-2of the
                Securities Act of 1934 incorporated by reference to the annual report on form 10-KSB filed April 1, 2002.
10.5            Licensing Agreement between the Company and Charak LLC and Dr. Ajay
                Gupta dated January 7, 2002 with certain portions of the exhibit deleted under a request for confidential treatment under rule 24b-2of the Securities Act of 1934 incorporated by reference to the annual report on form 10-KSB filed April 1, 2002.
10.6            Supply Agreement between the Company and DaVita, Inc. dated March 7,
                2003 with certain portions of the exhibit deleted under a request for confidential treatment under rule 24b-2 of the Securities Act of 1934 incorporated by reference to the annual report on form 10-KSB filed
                March 28, 2003.
10.8            Supply Agreement between the Company and DaVita, Inc. dated May 5,
                2004 with certain portions of the exhibit deleted under a request for confidential treatment under Rule 24b-2 of the Securities Exchange
                Act of 1934 incorporated by reference to the quarterly report on Form
                10-QSB filed on May 17, 2004.
10.9            Loan and Security Agreement dated as of March 29, 2005 between the
                Company and Standard Federal Bank National Association incorporated by reference to the annual report on form 10-KSB filed arch 31, 2005.
10.10           Revolving Note dated as of March 29, 2005 executed by the Company for the benefit of Standard Federal Bank National Association
                incorporated by reference to the annual report on form 10-KSB filed
                March 31, 2005.
10.11           Unconditional Guaranty dated as of March 29, 2005 executed by
                Rockwell Transportation, Inc. for the benefit of Standard Federal
                Bank National Association incorporated by reference to the annual report on form 10-KSB filed March 31, 2005.
10.12           Second Amendment of Industrial Lease Agreement between Rockwell
                Medical Technologies, Inc. and DCT DFW, LP dated August 17, 2005, incorporated by reference to Exhibit 99.1 on Form 8-K filed on August
                19, 2005.
10.13           Amending Agreement made the 16th day of January, 2006, by and between
                Dr. Ajay Gupta, Charak LLC and Rockwell Medical Technologies, Inc.

   EXHIBIT                                   DESCRIPTION
------------                                 -----------

     14.1       Rockwell Medical Technologies, Inc. Code of Ethics incorporated by reference to the Definitive Proxy Statement for our 2004 Annual
                Meeting of Shareholders filed April 23,2004.
     21.1       List of Subsidiaries incorporated by reference to Exhibit 21.1 to the
                Company's Registration Statement on Form SB-2, File No. 333-31991.
     23.1       Consent of Plante & Moran, PLLC.
     31.1       Certifications of Chief Executive Officer Pursuant to Rule 13a-14(a),
                as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     31.2       Certifications of Chief Financial Officer Pursuant to Rule 13a-14(a),
                as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     32.1       Certifications of the Chief Executive Officer and Chief Financial
                Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002.