Form 10QSB
period 2006-03-31
ROCKWELL MEDICAL TECHNOLOGIES INC
filed 2006-05-12
CIK 1041024

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   ----------

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

          _____________________________________________________________
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 11,292,688 Common Shares outstanding as of May 5, 2006.

Transitional Small Business Disclosure Format (Check one):
Yes [ ]  No [X]

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                   AS OF MARCH 31, 2006 AND DECEMBER 31, 2005

                                 (Whole Dollars)
                                   (Unaudited)

                                                                                   MARCH 31,    DECEMBER 31,
                                                                                     2006           2005
                                                                                 ------------   ------------
ASSETS
Cash and  Cash Equivalents .............................................         $  5,694,893   $    299,031
Accounts Receivable, net of a reserve of  $85,227 in 2006
   and $70,000 in 2005 .................................................            3,064,293      2,836,072
Inventory ..............................................................            2,211,945      2,051,819
Other Current Assets ...................................................              309,463        193,158
                                                                                 ------------   ------------
   Total Current Assets ................................................           11,280,594      5,380,080
Property and Equipment, net ............................................            2,447,929      2,430,222
Intangible Assets ......................................................              407,152        394,819
Goodwill ...............................................................              920,745        920,745
Other Non-current Assets ...............................................              133,500        134,794
                                                                                 ------------   ------------
   Total Assets ........................................................         $ 15,189,920   $  9,260,660
                                                                                 ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Short Term Borrowings ..................................................         $         --   $  1,800,000
Notes Payable & Capitalized Lease Obligations ..........................              516,647        522,439
Accounts Payable .......................................................            1,617,959      1,795,393
Accrued Liabilities ....................................................              384,695        530,749
Customer Deposits ......................................................              145,307         33,558
                                                                                 ------------   ------------
   Total Current Liabilities ...........................................            2,664,608      4,682,139
Long Term Notes Payable & Capitalized Lease Obligations ................              606,856        733,723
     Shareholders' Equity:
Common Shares, no par value, 11,283,188 and 8,886,948 shares  issued and
   outstanding .........................................................           22,392,249     12,628,539
Common Share Purchase Warrants,  25,000 and 3,591,385 shares issued and
   outstanding .........................................................               14,042      1,414,876
Accumulated Deficit ....................................................          (10,487,835)   (10,198,617)
                                                                                 ------------   ------------
   Total Shareholders' Equity ..........................................           11,918,456      3,844,798
                                                                                 ------------   ------------
   Total Liabilities And Shareholders' Equity ..........................         $ 15,189,920   $  9,260,660
                                                                                 ============   ============

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                         CONSOLIDATED INCOME STATEMENTS

          FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND MARCH 31, 2005

                                 (WHOLE DOLLARS)
                                   (Unaudited)

                                         THREE MONTHS ENDED   THREE MONTHS ENDED
                                            MARCH 31, 2006       MARCH 31, 2005
                                         ------------------   ------------------
SALES ................................       $6,161,903            $5,619,508
Cost of Sales ........................        5,378,594             4,950,092
                                             ----------            ----------
   GROSS PROFIT ......................          783,309               669,416
Selling, General and Administrative ..          625,842               598,260
Research and Product Development .....          448,737                49,399
                                             ----------            ----------
   OPERATING INCOME (LOSS) ...........         (291,270)               21,757
Other Income .........................               --               137,468
Interest Expense (Income), net .......           (2,052)               50,010
                                             ----------            ----------
   NET INCOME (LOSS) .................       $ (289,218)           $  109,215
                                             ==========            ==========
BASIC EARNINGS (LOSS) PER SHARE ......            ($.03)           $      .01
DILUTED EARNINGS (LOSS) PER SHARE ....            ($.03)           $      .01

               The accompanying notes are an integral part of the
                       consolidated financial statements.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

          FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND MARCH 31, 2005

                                 (WHOLE DOLLARS)
                                   (Unaudited)

                                                                         2005          2004
                                                                     -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME (LOSS) .............................................   $  (289,218)  $   109,215
   Adjustments To Reconcile Net Income To Net Cash Used For
      Operating Activities:

      Depreciation and Amortization ..............................       222,496       167,156
      Loss on Disposal of Equipment ..............................           653            --

      Changes in Assets and Liabilities:
         (Increase) in Accounts Receivable .......................      (228,221)     (194,528)
         (Increase) in Inventory .................................      (160,126)     (997,503)
         (Increase) in Other Assets ..............................      (115,011)      (81,902)
         Increase (Decrease) in Accounts Payable .................      (177,434)      499,188
         Increase in Customer Deposits ...........................       111,749     1,214,328
         (Decrease) in Other Liabilities .........................      (146,054)      (53,903)
                                                                     -----------   -----------
            Changes in Assets and Liabilities ....................      (715,097)      385,680
                                                                     -----------   -----------
               CASH PROVIDED BY OPERATING ACTIVITIES .............      (781,166)      662,051

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of Equipment ...................................      (231,553)      (60,281)
         Purchase of Intangible Assets ...........................       (21,636)           --
                                                                     -----------   -----------
               CASH (USED IN) INVESTING ACTIVITIES ...............      (253,189)      (60,281)

CASH FLOWS FROM FINANCING ACTIVITIES:

         Proceeds from Borrowing on Line of Credit ...............            --     4,648,395
         Payments on Line of Credit ..............................    (1,800,000)   (4,590,077)
         Payments on Notes Payable and Capital Lease Obligations        (132,659)      (63,553)
         Issuance of Common Shares ...............................     8,362,876       103,750
                                                                     -----------   -----------
               CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ...     6,430,217        98,515

INCREASE IN CASH .................................................     5,395,862       700,285
CASH AT BEGINNING OF PERIOD ......................................       299,031       166,195
                                                                     -----------   -----------
CASH AT END OF PERIOD ............................................   $ 5,694,893   $   866,480
                                                                     ===========   ===========
Supplemental Cash Flow Disclosure:
   Interest Paid..................................................   $    43,654   $    50,057
                                                                     ===========   ===========
Non-Cash investing and Financing Activity - Equipment Acquired
   Under Capital Lease Obligations................................   $        --   $    17,009
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

     In the opinion of our management, all adjustments have been included which are necessary to make the financial statements not misleading. All of these adjustments that are material are of a normal and recurring nature. Our operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006. You should read our unaudited interim financial statements together with the financial statements and related footnotes for the year ended December 31, 2005 included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. Our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 includes a description of our significant accounting policies.

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

     We require certain customers, mostly international customers, to pay for product prior to the transfer of title to the customer. Deposits received from customers and payments in advance for orders are recorded as liabilities under Customer Deposits until such time as orders are filled and title transfers to the customer consistent with our terms of sale. At March 31, 2006, we had customer deposits of $111,749.

     For the quarter ended March 31, 2006, we reached a settlement with a customer related to its breach of several purchase contracts. The settlement provides for payment of a total amount of $755,000 in exchange for release of the customer's future obligations under these contracts and all of this settlement has been recognized as a component of revenue in the quarter ended March 31, 2006.

RESEARCH AND PRODUCT DEVELOPMENT

     We recognize research and product development costs as expenses as incurred. We have reclassified research and product development costs incurred in 2005 to this statement line from selling, general and administrative expense in 2005 to conform with the current year presentation for research and product development expense.

     We have entered into a number of research and development related contracts for safety, pharmacology and toxicology testing of our iron dialysate drug product under which we have commitments to spend $3.1 million. Services under the contracts will be performed over periods ranging from 3 to 15 months. We are recognizing the costs of these contracts as research and development expense over the periods in which the testing is being performed and on a basis reflective of the level of activity under those contracts in each period. As of March 31, 2006, we had made payments in advance of services performed under those contracts which have been recorded as prepaid expenses totaling $171,722. We recognized approximately $205,000 of expense under these contracts during the quarter ended March 31, 2006.

STOCK OPTIONS

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123R ("SFAS 123R"), a revision to Statement No. 123, "Accounting for Stock-Based Compensation." This standard requires us to measure the cost of employee services received in exchange for equity awards, including stock options, based on the grant date fair value of the awards. The cost will be recognized as compensation expense over the vesting period of the awards. The Company has adopted SFAS 123R as of January 1, 2006. The standard provides for a modified prospective application. Under this method, the Company will begin recognizing compensation cost for equity based compensation for all new or modified grants after the date of adoption. In addition, the standard requires the Company to recognize compensation cost for the remaining unvested portion of prior option grants over the remaining service period. All of the Company's options granted in 2005 and prior years were fully vested as of December 31, 2005, and therefore, the Company has not recorded any expense for options granted prior to 2006 upon adoption of SFAS 123R. The Company did not grant any stock options in the first quarter of 2006.

     Our reported and pro forma information for the three months ended March 31:

                                                    Three months ended   Three months ended
                                                      March 31, 2006       March 31, 2005
                                                    ------------------   ------------------
As reported net income (loss) available
   to common shareholders                               ($289,218)           $  109,215
Less: Stock based compensation expense determined
   under the fair market value method, net of tax              --              (606,814)
                                                        ---------            ----------
Pro forma net income (loss)                             ($289,218)            ($497,599)
                                                        =========            ==========
As reported basic earnings (loss) per share                ($0.03)           $     0.01
As reported diluted earnings (loss) per share              ($0.03)           $     0.01

Pro forma earnings (loss) per share and
diluted earnings (loss)  per share                         ($0.03)               ($0.05)

EARNINGS PER SHARE

     We computed our basic earnings per share using weighted average shares outstanding for each respective period. Diluted earnings per share also reflect the weighted average impact from the date of issuance of all potentially dilutive securities, consisting of stock options and common share purchase warrants, unless inclusion would have had an anti-dilutive effect. Actual weighted average shares outstanding used in calculating basic and diluted earnings per share were:

                                              Three months ended March 31,
                                              ----------------------------
                                                    2006         2005
                                                 ----------   ----------
Basic Weighted Average Shares Outstanding        10,493,690    8,596,531
Effect of Dilutive Securities                            --      749,785
                                                 ----------   ----------
Diluted Weighted Average Shares Outstanding      10,493,690    9,346,316
                                                 ==========   ==========

3. LINE OF CREDIT

     On March 29, 2006, we renewed our line of credit with a financial institution. The loan agreement provides for revolving borrowings by us of up to $2,750,000. We are permitted to borrow up to 80% of our eligible accounts receivable and up to 40% of our eligible inventory up to $600,000. Borrowings under the loan agreement are secured by accounts receivable, inventory and certain other assets. The annual interest rate payable on revolving borrowings under the loan agreement is the lender's prime rate plus 75 basis points. The lender's commitment to make revolving borrowings under the loan agreement expires on April 1, 2007. As of March 31, 2006, we had no outstanding borrowings under this line of credit.

4. WARRANT EXERCISE

     On July 29, 2005, we filed with the Securities and Exchange Commission (the "SEC") a registration statement on Forms S-4 and SB-2 (the "Registration Statement") with respect to an offer to exchange new common share purchase warrants expiring January 26, 2006 with an exercise price of $3.90 ("New Warrants") for each of the 3,625,000 currently outstanding common share purchase warrants expiring January 26, 2006 with an exercise price of $4.50 ("Old Warrants"). The SEC declared the Registration Statement effective on October 20, 2005. Old Warrant holders were required to tender their Old Warrants by November 28, 2005 to participate in the exchange. Both Old and New Warrants expired January 26, 2006.

     We raised gross proceeds of $9,363,982 upon exercise of New Warrants issued in the exchange prior to their expiration on January 26, 2006. We issued 2,401,021 Common Shares resulting from New Warrant exercises of which 58,615 were issued in 2005 and the remainder in January 2006. All unexercised publicly traded warrants expired on January 26, 2006. Gross proceeds of the warrant exercises were offset by costs of the offering of approximately $941,000. Net proceeds received during the quarter ended March 31, 2006 were $8,194,036.

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

OVERVIEW

     We operate in a single business segment; the manufacture, sale and distribution of hemodialysis concentrates, dialysis kits and ancillary products used in the dialysis process. We have gained market share each year since our inception in 1996. We increased our sales by 54% in 2005 over 2004 and have a five year compound annual growth rate of sales of 30%. Our core concentrate sales grew 38% in 2005. Net Income in 2005 was $76,800 or $.01 per share. Our plan is to grow and develop our dialysis business including the development and introduction of new products.

     The dialysis supply market is very competitive and is characterized by having a few dialysis providers treating the majority of patients in the United States. We compete against companies which have substantially greater resources than we have. Our revenue is highly concentrated in a few customers and the loss of any of those customers would adversely affect our results. However, we expect to continue to grow our business while executing our strategic plan to expand our product lines, to expand our geographic reach and to develop our proprietary technology which may include adding facilities and personnel to support our growth. As we increase our business in certain markets and regions, we may incur additional costs that are greater than the additional revenue generated from these initiatives. We added a third manufacturing facility to support our growth in 2005. We may add additional facilities in the future and may incur operating losses until sufficient volume growth is realized to offset the additional operating expenses to operate these facilities.

     We are seeking to gain FDA approval for our iron supplemented dialysate product, Soluble Ferric Pyrophosphate (SFP). We believe SFP has the potential to compete in the iron maintenance therapy market. The cost to obtain regulatory approval for a drug in the United States is expensive and can take a long time. We expect to spend between $6-8 million to complete testing and file for regulatory approval in the United States. We completed an equity financing transaction in January of 2006 which we believe raised sufficient cash resources to fund these expected costs.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND MARCH 31,
2005

Our sales in the first quarter of 2006 were $6,161,903, an increase of $542,395 or 9.7% over our sales in the first quarter of 2005. We anticipate that we will continue to realize sales growth both in the United States and abroad. While we expect our business to grow substantially in the future, we also anticipate that our sales results may be impacted by volatility in order patterns and other changes to our customer and product mix going forward. In the first quarter our domestic based sales increased by 20.8% but the overall reported growth rate was lower due to the timing and volume of a certain international distributor's orders compared to the first quarter of 2005 which represented an overall reduction of 11% of overall sales from the first quarter of 2005.

     Over the last several years we have realized a substantial portion of our growth with several major chains and key customers. In the first quarter of 2006, we increased our sales by 19.2% compared to the first quarter of 2005 with our two largest chain customers which represented 48% of our sales in the first quarter of 2005. We also realized substantial growth over the last year with several new customers and existing regional and local chains reflective of an increase of 28% in the first quarter of 2006 over 2005 for this group of customers that represented 40% of our 2005 first quarter sales.

     The hemodialysis service provider market has recently experienced substantial consolidation with the four largest dialysis service provider chains in our industry consolidating into two during the last six months. In November of 2005 DaVita, Inc., our largest customer, completed its acquisition of Gambro's clinic division, the then third largest dialysis provider. At the end of March of 2006, Fresenius Medical Care completed its acquisition of Renal Care Group, Inc., the fourth largest provider in the United States. Together, DaVita, Inc. and Fresenius are now estimated to provide treatments to over 60% of the chronic hemodialysis patient population in the United States.

     We compete against both Gambro, which remained in the dialysis products business, and Fresenius. Renal Care Group, Inc. is a customer of ours with whom we had several supply contracts which were breached by the customer. We entered into a settlement with Renal Care Group, Inc. for these prematurely terminated contracts. In the first quarter of 2006, approximately 12% of our revenue was related to this settlement. While our first quarter 2006 revenue with this customer increased approximately 13% from the first quarter of 2005, the amount or duration of future revenue from this customer is not known.

     As a condition of these two major chains completing their recent acquisitions, various government agencies required the spin-off of clinics and those clinics were acquired by two new clinic chains which we estimate represent approximately 4% of the U.S. market. We do not know how these recent acquisitions and their spin-offs may impact our future sales growth and the competitive environment. However, we think these developments may create opportunities for us to expand our market position and increase our sales.

     In the first quarter of 2006, we experienced a reduction in sales to an international distributor as a result of volatility in the distributor's order pattern. This distributor placed a large purchase order with us aggregating $6.5 million in the first quarter of 2005 which was fulfilled throughout 2005. In January 2006, this distributor also placed a large purchase order with us but did not require deliveries during the first quarter of 2006. This resulted in a $629,000 decrease in sales to the distributor in the first quarter of 2006 compared to the first quarter of 2005 or 11% of total first quarter 2005 sales. We anticipate this distributor will request substantial shipments of products during the second quarter of 2006 and throughout the remainder of 2006, but shipments and revenue from those shipments may not recur evenly by quarter.

     Sales of our dialysis concentrate product lines, which represented 84% of our sales in the first quarter, increased over 11.5% in the first quarter of 2006 compared to the first quarter of 2005.

     Gross profit in the first quarter of 2006 was $783,309 and was $113,893 or 17% higher than the first quarter of 2005. Gross profit margins increased by .8 percentage points to 12.7% from 11.9% in the first quarter of 2005. Gross profit was favorably impacted by our overall sales results and by the settlement of contractual obligations by Renal Care Group. We anticipate that we will experience changes in our customer and product mix in future quarters that will impact gross profit. Since we sell a wide range of products with varying profit margins and to customers with varying order patterns, we expect that the gross profit we generate and our gross profit margins to vary by interim period.

     While our first quarter 2006 gross profit increased and gross profit margins increased compared to the first quarter of 2005, first quarter 2006 gross profit was unfavorably impacted by increases in raw material costs, higher operating costs for facilities and personnel and increased delivery costs. We estimate that inflationary cost increases for material and production costs have resulted in an increase of 5-6% of those costs from the first quarter of 2005. We estimate that increased distribution costs have reduced gross profit margins by approximately 2 percentage points to sales compared to the first quarter of 2005. In addition, we expect higher fuel costs to have a negative impact on gross profit in the future.

     Selling, general and administrative expense was $625,842 or 10.2% of sales in the first quarter of 2006. While total costs increased 4.6% over the first quarter of 2005, selling, general and administrative expense decreased by .4 percentage point to sales to 10.2% from 10.6%. Total selling, general and administrative expense increased $27,582 with the majority due to additional resources added to support our continued growth and development.

     Research and product development expense was $448,737 in the first quarter of 2006 and increased by $399,338 over the first quarter of 2005. Research and product development spending was 7.3% of sales in the first quarter of 2006 and was 6.4 percentage points to sales higher than the first quarter of 2005. We increased spending for product development and regulatory approval for Soluble Ferric Pyrophosphate (SFP) our proprietary dialysate iron product used in the treatment of anemia. We anticipate that our spending will increase in future quarters this year. We anticipate total SFP spending in 2006 to be between $3.5 to $4 million but it could be more depending on our testing progress. We have made contractual commitments for testing of $3.1 million and have expensed $242,000 under those contracts since inception.

     In the first quarter of 2005, we recognized income from proceeds of a litigation settlement aggregating $137,468.

     In the first quarter of 2006 we raised approximately $8.3 million in equity capital after expenses. We repaid all of our borrowings under our line of credit totaling $1,800,000 and invested the balance of the proceeds in short term investments. We generated interest income of $45,700 from these short term investments. Overall, our net interest income, net of interest expense, was $2,050 in the first quarter of 2006, and represented an earnings improvement of $52,060 from our net interest income and expense reported for the first quarter of 2005.

     Our net (loss) in the first quarter 2006 was ($289,218) or $(.03) per share as compared to net income of $109,215 or $.01 per share in the first quarter of 2005. The decrease in earnings per share of $(.04) from the first quarter of 2005 was largely attributable to increased spending on research and product development for SFP of $.04 per share.

LIQUIDITY AND CAPITAL RESOURCES

     Our strategy includes expanding our operations and seeking FDA approval for SFP, our iron supplemented dialysate product. We believe that we can continue to grow and expand our business. We plan to develop and offer new and innovative products to the dialysis market. We expect that we will continue to realize substantial sales growth in the future. In 2005, our revenue increased by $9,750,245 or 54.3% over 2004 and in the first quarter of 2006 our domestic based sales increased by over 20% compared to the first quarter last year.

     In January of 2006, prior to expiration of common share purchase warrants we issued in November of 2005 ("New Warrants") in exchange for most of our previously outstanding common share purchase warrants, most of the holders of such New Warrants exercised the New Warrants from which we realized gross proceeds of $9.1 million in 2006. We believe these proceeds will fund all of our foreseeable cash requirements in 2006.

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

     A second major area of focus is to expand our product offering to include drugs and vitamins administered to dialysis patients using our dialysis concentrate solutions as the delivery method. We are seeking FDA approval for our dialysate iron drug product, SFP. The development and approval of drugs can be expensive and take a long time. Drug development and approval costs may offset some or all of any earnings during the approval process and we may incur losses in the future. We estimate the cash required to fund development and approval of SFP will be between $6,000,000 - $8,000,000 over the next several years. We expect to spend between $3,500,000 -$4,000,000 in 2006 on product testing and possibly more depending on the progress of testing during the year.

     To fund our business development efforts for our two key areas of focus we completed an equity offering of our common shares upon exercise of warrants we issued in late 2005. We issued 2,401,021 common shares at $3.90 per common shares resulting in gross proceeds of $9,363,000 with $9,135,000 raised in January 2006. These substantial cash resources are intended to be used for our business development initiatives. We anticipate that the net proceeds from this offering will be sufficient for us to complete the FDA approval process for SFP. However, there is no guarantee that we will not require additional funds to execute our strategy or pursue other business development opportunities. If we need additional funds in the future, we will evaluate both debt and equity financing as potential sources of funds.

ITEM 3. CONTROLS AND PROCEDURES

     We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2006. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of March 31, 2006 in ensuring that information required to be disclosed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the Exchange Act rules and forms. There was no change in our internal control over financial reporting identified in connection with such evaluation that occurred during our fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                                        ROCKWELL MEDICAL TECHNOLOGIES, INC.
                                        (Registrant)


Date: May 12, 2006                      /s/ ROBERT L. CHIOINI
                                        --------------------------------
                                        Robert L. Chioini
                                        President, Chief Executive
                                        Officer and Director (Principal
                                        Executive Officer)


Date: May 12, 2006                      /s/ THOMAS E. KLEMA
                                        -------------------------------
                                        Thomas E. Klema
                                        Vice President of Finance, Chief
                                        Financial Officer, Treasurer and
                                        Secretary (Principal Financial
                                        Officer and Principal Accounting
                                        Officer)

                              10-QSB EXHIBIT INDEX

EXHIBIT NO.   DESCRIPTION
-----------   -----------
  EX-10.1     Rockwell Medical Technologies, Inc. 1997 Stock Option Plan,
              incorporated by reference to the Proxy Statement for the Annual
              Meeting of Shareholders filed on April 17, 2006.

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