Form 10QSB
period 2006-06-30
ROCKWELL MEDICAL TECHNOLOGIES INC
filed 2006-08-09
CIK 1041024

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   ----------

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

          ____________________________________________________________
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 11,455,583 Common Shares outstanding as of July 31, 2006.

     Transitional Small Business Disclosure Format (Check one):
Yes [ ] No [X]

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                    AS OF JUNE 30, 2006 AND DECEMBER 31, 2005

                                 (Whole Dollars)

                                   (Unaudited)

                                                                    JUNE 30,     DECEMBER 31,
                                                                      2006           2005
                                                                  ------------   ------------
ASSETS
Cash and  Cash Equivalents ....................................   $  4,748,427   $    299,031
Accounts Receivable, net of a reserve of  $86,000 in 2006
   and $70,000 in 2005 ........................................      2,476,690      2,836,072
Inventory .....................................................      2,544,896      2,051,819
Other Current Assets ..........................................        472,883        193,158
                                                                  ------------   ------------
   TOTAL CURRENT ASSETS .......................................     10,242,896      5,380,080
Property and Equipment, net ...................................      2,375,080      2,430,222
Intangible Assets .............................................        450,295        394,819
Goodwill ......................................................        920,745        920,745
Other Non-current Assets ......................................        131,542        134,794
                                                                  ------------   ------------
   TOTAL ASSETS ...............................................   $ 14,120,558   $  9,260,660
                                                                  ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Short Term Borrowings .........................................   $         --   $  1,800,000
Notes Payable & Capitalized Lease Obligations .................        498,800        522,439
Accounts Payable ..............................................      1,566,277      1,795,393
Accrued Liabilities ...........................................        560,714        530,749
Customer Deposits .............................................         80,916         33,558
                                                                  ------------   ------------
   TOTAL CURRENT LIABILITIES ..................................      2,706,707      4,682,139
Long Term Notes Payable & Capitalized Lease Obligations .......        443,220        733,723
   Shareholders' Equity:
Common Shares, no par value, 11,455,583 and 8,886,948 shares
   issued and outstanding .....................................     22,967,523     12,628,539
Common Share Purchase Warrants, -0- and 3,591,385 shares issued
   and outstanding ............................................             --      1,414,876
Accumulated Deficit ...........................................    (11,996,892)   (10,198,617)
                                                                  ------------   ------------
   TOTAL SHAREHOLDERS' EQUITY .................................     10,970,631      3,844,798
                                                                  ------------   ------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .................   $ 14,120,558   $  9,260,660
                                                                  ============   ============

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                         CONSOLIDATED INCOME STATEMENTS

       FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2005

                                 (WHOLE DOLLARS)
                                   (Unaudited)

                                            THREE MONTHS ENDED   THREE MONTHS ENDED   SIX MONTHS ENDED   SIX MONTHS ENDED
                                               JUNE 30, 2006        JUNE 30, 2005       JUNE 30, 2006      JUNE 30, 2005
                                            ------------------   ------------------   ----------------   ----------------
SALES ...................................       $ 5,869,253          $7,791,033         $ 12,031,156        $13,410,541
Cost of Sales ...........................         5,404,107           6,980,588           10,782,701         11,930,680
                                                -----------          ----------         ------------        -----------
   GROSS PROFIT .........................           465,146             810,445            1,248,455          1,479,861
Selling, General and Administrative .....           693,935             652,045            1,319,777          1,250,305
Research and  Product Development .......         1,311,085              36,422            1,759,822             85,821
                                                -----------          ----------         ------------        -----------
   OPERATING INCOME (LOSS) ..............        (1,539,874)            121,978           (1,831,144)           143,735
Other Income ............................                --                  --                   --            137,468
Interest Income (Expense), net ..........            30,817             (36,522)              32,869            (86,532)
                                                -----------          ----------         ------------        -----------
   NET INCOME (LOSS) ....................       ($1,509,057)         $   85,456          ($1,798,275)       $   194,671
                                                ===========          ==========         ============        ===========
BASIC EARNINGS (LOSS) PER SHARE .........             ($.13)               $.01                ($.16)              $.02
DILUTED EARNINGS (LOSS) PER SHARE .......             ($.13)               $.01                ($.16)              $.02

         The accompanying notes are an integral part of the consolidated financial statements.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

            FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2005

                                 (WHOLE DOLLARS)
                                   (Unaudited)

                                                                      2006         2005
                                                                  -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME (LOSS) ..........................................   ($1,798,275)  $   194,672
   Adjustments To Reconcile Net Income To Net Cash Used For
      Operating Activities:
      Depreciation and Amortization ...........................       366,327       335,288
      Loss on Disposal of Equipment ...........................           653            --
   Changes in Assets and Liabilities:
      Decrease (Increase) in Accounts Receivable ..............       359,382       (81,247)
      (Increase) in Inventory .................................      (493,077)     (727,209)
      (Increase) in Other Assets ..............................      (276,473)     (123,212)
      (Decrease) in Accounts Payable ..........................      (229,116)     (259,244)
      Increase in Customer Deposits ...........................        47,358     1,493,268
      (Decrease) Increase in Other Liabilities ................        29,965       (40,592)
                                                                  -----------   -----------
   Changes in Assets and Liabilities ..........................      (561,961)      261,764
                                                                  -----------   -----------
      CASH PROVIDED (USED) BY OPERATING ACTIVITIES ............    (1,993,256)      791,724

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Equipment ......................................      (292,106)     (282,418)
   Purchase of Intangible Assets ..............................       (75,208)      (50,000)
                                                                  -----------   -----------
      CASH (USED IN) INVESTING ACTIVITIES .....................      (367,314)     (332,418)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Borrowing on Line of Credit ..................            --     5,129,279
   Payments on Line of Credit .................................    (1,800,000)   (4,590,077)
   Payments on Notes Payable and Capital Lease Obligations ....      (314,142)     (113,815)
   Issuance of Common Shares ..................................     8,924,108       225,022
                                                                  -----------   -----------
      CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES .........     6,809,966       650,409

INCREASE IN CASH ..............................................     4,449,396     1,109,715
CASH AT BEGINNING OF PERIOD ...................................       299,031       166,195
                                                                  -----------   -----------
CASH AT END OF PERIOD .........................................   $ 4,748,427   $ 1,275,910
                                                                  ===========   ===========
   Supplemental Cash Flow Disclosure:
Interest Paid .................................................   $    76,752   $    86,579
                                                                  ===========   ===========
   Non-Cash Investing and Financing Activity -
      Equipment Acquired Under Capital Lease Obligations ......   $        --   $    17,009
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

     In the opinion of our management, all adjustments have been included which are necessary to make the financial statements not misleading. All of these adjustments that are material are of a normal and recurring nature. Our operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006. You should read our unaudited interim financial statements together with the financial statements and related footnotes for the year ended December 31, 2005 included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. Our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 includes a description of our significant accounting policies.

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

     We require certain customers, mostly international customers, to pay for product prior to the transfer of title to the customer. Deposits received from customers and payments in advance for orders are recorded as liabilities under Customer Deposits until such time as orders are filled and title transfers to the customer consistent with our terms of sale. At June 30, 2006, we had customer deposits of $80,916.

     For the quarter ended March 31, 2006, we reached a settlement with a customer related to its breach of several purchase contracts. The settlement provided for payment of a total amount of $755,000 in exchange for release of the customer's future obligations under these contracts. All of this settlement has been recognized as a component of revenue in the quarter ended March 31, 2006 and the settlement amount has been fully realized.

RESEARCH AND PRODUCT DEVELOPMENT

     We recognize research and product development costs as expenses as incurred. We have reclassified research and product development costs incurred in 2005 to this statement line from selling, general and administrative expense in 2005 to conform with the current year presentation for research and product development expense.

     We have entered into a number of research and development related contracts for safety, pharmacology and toxicology testing of our iron dialysate drug product under which we have commitments to spend $3.1 million. Services under the contracts will be performed over periods ranging from 3 to 12 months. We are recognizing the costs of these contracts as research and development expense over the periods in which the testing is being performed and on a basis reflective of the level of activity under those contracts in each period. As of June 30, 2006, we had made payments in advance of services performed under those contracts which have been recorded as prepaid expenses totaling $344,755. We recognized approximately $943,000 and $1,148,000 of expense under these contracts during the three and six months ended June 30, 2006, respectively.

STOCK OPTIONS

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123R ("SFAS 123R"), a revision to Statement No. 123, "Accounting for Stock-Based Compensation." This standard requires us to measure the cost of employee services received in exchange for equity awards, including stock options, based on the grant date fair value of the awards. The cost will be recognized as compensation expense over the vesting period of the awards. The Company has adopted SFAS 123R as of January 1, 2006. The standard provides for a modified prospective application. Under this method, the Company will begin recognizing compensation cost for equity based compensation for all new or modified grants after the date of adoption. In addition, the standard requires the Company to recognize compensation cost for the remaining unvested portion of prior option grants over the remaining service period. All of the Company's options granted in 2005 and prior years were fully vested as of December 31, 2005, and therefore, the Company has not recorded any expense for options granted prior to 2006 upon adoption of SFAS 123R. The Company did not grant any stock options in the first six months of 2006.

     Our reported and pro forma information for the three and six months ended June 30:

                                                   Three months ended  Three months ended  Three months ended  Three months ended
                                                      June 30, 2006       June 30, 2005       June 30, 2006       June 30, 2005
                                                   ------------------  ------------------  ------------------  ------------------
As reported net income (loss) available
   to common shareholders                             ($1,509,057)          $  85,456          ($1,798,275)       $    194,671
Less: Stock based compensation expense determined
   under the fair market value method, net of tax              --            (606,814)                  --          (1,213,628)
                                                      -----------           ---------          -----------        ------------
Pro forma net income (loss)                           ($1,509,057)          ($521,358)         ($1,798,275)        ($1,018,957)
                                                      ===========           =========          ===========        ============
As reported basic earnings (loss) per share                ($0.13)          $    0.01               ($0.16)       $       0.02
As reported diluted earnings (loss) per share              ($0.13)          $    0.01               ($0.16)       $       0.02
Pro forma earnings (loss) per share and
diluted earnings (loss)  per share                         ($0.13)             ($0.06)              ($0.16)             ($0.12)

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

                                                Three months ended        Six months ended
                                                     June 30,                 June 30,
                                              ----------------------   ----------------------
                                                 2006         2005        2006         2005
                                              ----------   ---------   ----------   ---------
Basic Weighted Average Shares Outstanding     11,309,641   8,639,321   10,901,811   8,610,029
Effect of Dilutive Securities                         --     638,368           --     675,029
                                              ----------   ---------   ----------   ---------
Diluted Weighted Average Shares Outstanding   11,309,641   9,346,316   10,901,811   9,346,316
                                              ==========   =========   ==========   =========

3. LINE OF CREDIT

     On March 29, 2006, we renewed our line of credit with a financial institution. The loan agreement provides for revolving borrowings by us of up to $2,750,000. We are permitted to borrow up to 80% of our eligible accounts receivable and up to 40% of our eligible inventory up to $600,000. Borrowings under the loan agreement are secured by accounts receivable, inventory and certain other assets. The annual interest rate payable on revolving borrowings under the loan agreement is the lender's prime rate plus 75 basis points. The lender's commitment to make revolving borrowings under the loan agreement expires on April 1, 2007. As of June 30, 2006, we had no outstanding borrowings under this line of credit.

4. WARRANT EXERCISE & STOCK PURCHASE

     On July 29, 2005, we filed with the Securities and Exchange Commission (the "SEC") a registration statement on Forms S-4 and SB-2 (the "Registration Statement") with respect to an offer to exchange new common share purchase warrants expiring January 26, 2006 with an exercise price of $3.90 ("New Warrants") for each of the 3,625,000 then outstanding common share purchase warrants expiring January 26, 2006 with an exercise price of $4.50 ("Old Warrants"). The SEC declared the Registration Statement effective on October 20, 2005. Old Warrant holders were required to tender their Old Warrants by November 28, 2005 to participate in the exchange. Both Old and New Warrants expired January 26, 2006.

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

     On June 22, 2006 we issued 111,895 common shares with respect to a private placement of our common shares. The gross proceeds of the offering were $500,000. We expect to realize net proceeds after legal and other offering expenses of approximately $375,000.

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

OVERVIEW

     We operate in a single business segment; the manufacture, sale and distribution of hemodialysis concentrates, dialysis kits and ancillary products used in the dialysis process. We have gained market share each year since our inception in 1996. We increased our sales by 54% in 2005 over 2004 and have a five year compound annual growth rate of sales of 30%. Our core concentrate sales grew 38% in 2005 and continue to show increases of 16% domestically in the first half of 2006. Net Income in 2005 was $76,800 or $.01 per share. Our plan is to grow and develop our dialysis business including the development and introduction of new products.

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

     We are seeking to gain FDA approval for our iron supplemented dialysate product, Soluble Ferric Pyrophosphate (SFP). We believe SFP has the potential to compete in the iron maintenance therapy market. The cost to obtain regulatory approval for a drug in the United States is expensive and can take a long time. Over the next two years, we expect to spend at least $6-8 million to complete testing and file for regulatory approval in the United States. We completed an equity financing transaction in the first quarter of 2006 which we believe raised sufficient cash resources to fund the majority of these expected costs.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND JUNE 20, 2005

SALES

     Our sales in the second quarter of 2006 were $5,869,253, a decrease of $1,921,781 or 24.7%, compared with our sales in the second quarter of 2005. Our sales to our major international distributor decreased by $2.4 million in the second quarter of 2006 compared to the second quarter of 2005 or the equivalent of 30% of second quarter sales in 2005. The distributor indicated that its customer's order has been delayed and the distributor expected sales to its customer to increase significantly in the third and fourth quarter of 2006. Excluding sales to this distributor, our other sales increased by approximately $.5 million or 9.1%. compared to the second quarter last year. We anticipate that we will continue to realize sales growth with other existing and new customers this year both in the United States and abroad. While we expect our business to grow substantially in the future, we also anticipate that our sales results may be impacted by volatility or inconsistency in order patterns and other changes to our customer and product mix going forward.

     Our sales in the first six months of 2006 were $12,031,156 and were $1,379,386 or 10.3% lower than our sales in the first half of 2005. Similarly, our sales to our major international distributor decreased by $3.0 million in the first half of 2006 compared to the first half of 2005. Excluding sales to this international distributor our other sales increased by $1.65 million or 16.1% in comparison with the first half of 2005.

     In the first half of 2006, we experienced a reduction in sales to this international distributor as a result of inconsistency in the distributor's order pattern. This distributor placed a large purchase order with us aggregating $6.5 million in the first quarter of 2005 which was fulfilled throughout 2005. In January 2006, this distributor placed a new large purchase order with us, approximately twice the size of last year's purchase order, but had only requested minimal deliveries during the first half of 2006. This resulted in a $3 million decrease in sales to the distributor in the first half of 2006 compared to the first half of 2005 or 22.6% of total first half 2005 sales. We anticipate this distributor will request substantial shipments of products during the second half of 2006, but shipments and revenue from those shipments may not recur evenly by quarter.

     The domestic hemodialysis service provider market has experienced substantial consolidation with the four largest dialysis service provider chains consolidating into two during the last nine months. In November of 2005 DaVita, Inc., our largest customer, completed its acquisition of Gambro's clinic division, the then third largest dialysis provider. At the end of March of 2006, Fresenius Medical Care completed its acquisition of Renal Care Group, Inc., the fourth largest provider in the United States. Together, DaVita, Inc. and Fresenius are estimated to provide treatments to over 60% of the chronic hemodialysis patient population in the United States.

     We compete against both Fresenius and Gambro, which remained in the dialysis products business following the sale of its clinic business to DaVita, Inc. Renal Care Group, Inc., was a customer of ours until it was acquired by Fresenius and with whom we had several supply contracts which were breached by the customer. We entered into a settlement with Renal Care Group, Inc. for these prematurely terminated contracts. In the first quarter of 2006, approximately 12% of our revenue was related to this settlement. While our first quarter 2006 revenue with this customer increased approximately 13% from the first quarter of 2005, the amount of future revenue from this customer is anticipated to be immaterial. Our other sales growth in the first six months of 2006 compared to the first half of 2005 was 22.9% after eliminating Renal Care Group, Inc. revenue and excluding the impact of the international order timing. Our sequential revenue growth from the first quarter of 2006 to the second quarter of 2006 was 8.5% after excluding the Renal Care Group, Inc. revenue and the aforementioned international distributor sales orders discussed above.

     How these two major acquisitions by the two largest dialysis chains coupled with their subsequent divestitures, which were required by regulatory authorities, may impact our competitive environment and future business is not known. However, we think these developments may create opportunities for us to expand our market position and increase our sales.

     In the first six months of 2006, 53% of our sales were to customers other than the two major dialysis chains and the large international distributor discussed above. This independent and smaller chain account portion of our business grew 28.7% over the first half of 2005.

     All of the decrease in our product sales of $1.4 million in the first half of 2006 was due to a $2.6 million reduction in kit sales sold internationally through our major international distributor. Sales of our dialysis concentrate product lines, which represented over 90% of our sales in the first half of 2006, increased over 7.2% in the first half of 2006 compared to the first half of 2005 with all of the growth due to unit volume growth across all of our concentrate product lines. Our Dri-Sate Dry Acid Concentrate unit volume sales increased by 10% in the second quarter of 2006 compared to the first quarter of 2006.

GROSS PROFIT

     Gross profit in the second quarter of 2006 was $465,146 and was $345,229 lower than the second quarter of 2005. The decrease in gross profit was largely attributable to lower unit volumes for dialysis kits sold internationally and also partially due to higher operating costs. Similarly, in comparison with the second quarter last year, gross profit margins decreased from 10.4% to 7.9% in the second quarter of 2006 or 2.5 percentage points to sales. The primary drivers behind our lower gross profit margins were lower sales of dialysis kits, higher operating costs and higher costs for deliveries primarily due to increased fuel prices. We have incurred higher operating costs for materials, packaging and facility operating costs.

     First half 2006 gross profit was $1,248,455 and decreased $231,406 from the first half of 2005. The decrease in gross profit was attributable to lower unit volumes in dialysis kits partially offset by higher sales in concentrate products. Gross profit margins for the first half of 2006 of 10.4% were .6% lower compared to 11% in first half of 2005. Increased inflationary pressures from higher fuel, material and operating costs have had a more significant impact on margins in 2006. We anticipate that we will experience changes in our customer and product mix in future quarters that may also impact gross profit. Since we sell a wide range of products with varying profit margins and to customers with varying order patterns, we expect that the gross profit we generate and our gross profit margins may vary from period to period.

SELLING, GENERAL & ADMINISTRATIVE

     Selling, general and administrative expense in the second quarter of 2006 was $693,935 and increased 6.4% over the second quarter of 2005. Similarly, selling, general and administrative expenses in the first half of 2006 were $1,319,777 and increased $69,472 or 5.6% over the first half of 2005. We incurred higher costs for personnel and other administrative costs largely to support our growth.

RESEARCH & PRODUCT DEVELOPMENT

     Research and product development expense was $1,311,085 in the second quarter of 2006 and increased by $1,274,663 over the second quarter of 2005. Research and product development spending during the first half of 2006 was $1,759,822 and increased $1,674,000 over the first half of 2005. We increased spending for product development and regulatory approval for Soluble Ferric Pyrophosphate (SFP) our proprietary dialysate iron product used in the treatment of anemia. We anticipate total SFP spending in 2006 will be between $4.0 to $4.5 million but it could be more depending on our testing progress.

OTHER INCOME & EXPENSE

     In the first quarter of 2005, we recognized income from proceeds of a litigation settlement aggregating $137,468.

     In the first quarter of 2006, we raised approximately $8.3 million of equity capital after expenses. We repaid all of our borrowings under our line of credit totaling $1,800,000 and invested the balance of the proceeds in short term investments. In the second quarter of 2006, we generated interest income of $63,915 from these short term investments. Overall, our net interest income, net of interest expense, was $30,817 in the second quarter of 2006, and represented an earnings improvement of $67,339 from our net interest expense reported for the second quarter of 2005. Similarly, year to date interest income was $109,621 and our net interest income of $32,869, net of interest expense represented an earnings improvement of $119,401 compared to the first half of last year.

NET INCOME (LOSS)

     Our net (loss) in the second quarter of 2006 was ($1,509,057) or ($.13) per share as compared to net income of $85,456, or $.01 per share in the second quarter of 2005. The decrease in net earnings per share of $.14 from the second quarter of 2005 was largely attributable to increased spending on research and product development for SFP of $.12 per share.

     Our net (loss) for the first six months of 2006 was ($1,798,275) as compared to a profit of $194,671 in the first half of last year. Net (loss) per share of ($.16) was primarily attributable to research and product development expenses of $.16 per share. Higher research and product development spending in the first half of 2006 of $1,674,000 was the primary reason for the overall decrease in net income of approximately $2 million compared to the first half of 2005.

LIQUIDITY AND CAPITAL RESOURCES

     Our strategy includes expanding our operations and seeking FDA approval for SFP, our iron supplemented dialysate product. We believe that we can continue to grow and expand our business. We plan to develop and offer new and innovative products to the dialysis market. We expect that we will continue to realize substantial sales growth in the future. In 2005, our revenue increased by $9,750,245 or 54.3% over 2004 and in the first half of 2006 our domestic based sales increased by approximately 16% compared to the first half of last year.

     In January of 2006, prior to expiration of common share purchase warrants we issued in November of 2005 ("New Warrants") in exchange for most of our previously outstanding common share purchase warrants, most of the holders of such New Warrants exercised the New Warrants from which we realized gross proceeds of $9.1 million in 2006. We believe these proceeds will fund all of our anticipated cash requirements for SFP development in 2006.

     We also raised $375,000 net of expenses through a private placement of our common shares. These funds were earmarked for computer infrastructure, computer software, software implementation and other general corporate purposes unrelated to drug product approval.

     We have two major areas of strategic focus in our business. First, we plan to develop our dialysis concentrate solutions and ancillary supply business. Second, we plan to expand our product offering to include drugs and vitamins administered to dialysis patients.

     Our plan is to expand our operations to serve dialysis providers throughout the United States and to increase export sales to international customers. We anticipate that, as a result of our existing supply agreements, our customer relationships and our changing market dynamics, we have the opportunity to capture substantial market share that will lead to sustaining and increasing our profitable operations. We expect that we will continue to realize substantial growth during 2006 and that we will require additional working capital and capital expenditures to fund this growth. In order to fund facility expansions and certain capital expenditures, we intend to enter into lease financing arrangements. We anticipate that our working capital line of $2.75 million is sufficient to meet our requirements for working capital expansion in the year ahead.

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

     A second major area of focus is to expand our product offering to include drugs and vitamins administered to dialysis patients using our dialysis concentrate solutions as the delivery method. We are seeking FDA approval for our dialysate iron drug product, SFP. The development and approval of drugs can be expensive and take a long time. Drug development and approval costs will offset some or all of any earnings during the approval process and we expect to incur losses in the future. We estimate the cash required to fund development and approval of SFP will be between $6,000,000 - $8,000,000 over the next several years. We expect to spend between $4,000,000 - $4,500,000 in 2006 on product testing and possibly more depending on the progress of testing during the year.

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

ITEM 3. CONTROLS AND PROCEDURES

     We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of June 30, 2006. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of June 30, 2006 in ensuring that information required to be disclosed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the Exchange Act rules and forms. There was no change in our internal control over financial reporting identified in connection with such evaluation that occurred during our fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     PART II - OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     On June 30, 2006, we issued 25,000 common shares upon exercise of warrants which were issued resulting from a private placement in 2002. The offer and sale of the above common shares upon exercise of the warrants were exempt from the registration requirements of the Securities Act of 1933 (the "Act") under
Section 4(2) of the Act. We realized proceeds of $62,500, or $2.50 per share on average. The investor received a certificate with a restrictive legend requiring registration of the common shares in order to sell those shares or to meet other legal criteria in order to have the restrictive legend removed.

     On June 22, 2006 we issued 111,895 common shares with respect to a private placement of our common shares. The offer and sale of the above common shares were exempt from the registration requirements of the Act under Section 4(6) of the Act. The gross proceeds of the offering were $500,000. We have filed a registration statement on Form S-3 with respect to the resale of such shares. We expect to realize net offering proceeds (after legal and other offering expenses) of approximately $375,000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Company's annual meeting of its shareholders held May 25, 2006, the shareholders re-elected Mr. Robert L. Chioini to the board of directors as a Class III director for a three year term expiring in 2009. Votes cast in favor totaled 10,256,411 while 397,436 votes were withheld.

     At the Company's annual meeting of its shareholders held May 25, 2006, the shareholders re-elected Mr. Patrick J. Bagley to the board of directors as a Class III director for a three year term expiring in 2009. Votes cast in favor totaled 10,629,908 while 23,939 votes were withheld.

     Mr. Ronald D. Boyd continues to serve as a Class I director with a term expiring in 2007 and Mr. Kenneth L. Holt continues to serve as a Class II director with a term expiring in 2008.

     In addition, the shareholders approved a proposal to increase the number of common shares with respect to which stock options may be granted under the Company's 1997 Stock Option Plan from 4,500,000 common shares to 4,750,000 common shares in the aggregate. Votes cast in favor totaled 3,205,683 while votes cast against totaled 553,490. Abstentions totaled 39,100 and non-votes totaled 6,855,574.

     No other matters were submitted to a vote of the shareholders at the annual meeting.

ITEM 6. EXHIBITS

10.1 Letter dated March 29, 2006 from LaSalle Bank Midwest National Association to Rockwell Medical Technologies, Inc., incorporated by reference to
      Exhibit 99.1 to Form 8-K filed with the Securities and Exchange Commission on April 11, 2006.

10.2 Rockwell Medical Technologies, Inc. 1997 Stock Option Plan, incorporated by reference to Rockwell's Proxy Statement for the Annual Meeting of Shareholders filed with the Securities and Exchange Commission on April
      17, 2006.

10.3  Securities Purchase Agreement between Rockwell Medical Technologies, Inc.
      and Emerald Asset Advisors, LLC dated June 22, 2006 incorporated by reference to Exhibit 10.1 on Form 8-K filed with the Securities and Exchange Commission on June 23, 2006.

10.4  Registration Rights Agreement between Rockwell Medical Technologies, Inc.
      and Emerald Asset Advisors, LLC dated June 22, 2006 incorporated by reference to Exhibit 10.2 on Form 8-K filed with the Securities and Exchange Commission on June 23, 2006.

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

                                        ROCKWELL MEDICAL TECHNOLOGIES, INC.
                                           (Registrant)


Date: August 9, 2006                    /s/ ROBERT L. CHIOINI
                                        ----------------------------------------
                                        Robert L. Chioini
                                        President, Chief Executive Officer and
                                        Director (Principal Executive Officer)


Date: August 9, 2006                    /s/ THOMAS E. KLEMA
                                        ----------------------------------------
                                        Thomas E. Klema
                                        Vice President of Finance, Chief
                                        Financial Officer, Treasurer and
                                        Secretary (Principal Financial
                                        Officer and Principal Accounting
                                        Officer)

                              10-QSB EXHIBIT INDEX

EXHIBIT NO.   DESCRIPTION
-----------   -----------
10.1          Letter dated March 29, 2006 from LaSalle Bank Midwest National
              Association to Rockwell Medical Technologies, Inc., incorporated by reference to Exhibit 99.1 to Form 8-K filed with the Securities and Exchange Commission on April 11, 2006.

10.2 Rockwell Medical Technologies, Inc. 1997 Stock Option Plan, incorporated by reference to Rockwell's Proxy Statement for the Annual Meeting of Shareholders filed with the Securities and Exchange Commission on April 17, 2006.

10.3          Securities Purchase Agreement between Rockwell Medical
              Technologies, Inc. and Emerald Asset Advisors, LLC dated June 22,
              2006 incorporated by reference to Exhibit 10.1 on Form 8-K filed with the Securities and Exchange Commission on June 23, 2006.

10.4          Registration Rights Agreement between Rockwell Medical
              Technologies, Inc. and Emerald Asset Advisors, LLC dated June 22,
              2006 incorporated by reference to Exhibit 10.2 on Form 8-K filed with the Securities and Exchange Commission on June 23, 2006.

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