Form 10QSB
period 2006-09-30
ROCKWELL MEDICAL TECHNOLOGIES INC
filed 2006-11-13
CIK 1041024

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   ----------

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

________________________________________________________________________________
   (Former name, former address and former fiscal year, if changed since last report)

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

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: 11,475,749 Common Shares outstanding as of October 31, 2006.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                 AS OF SEPTEMBER 30, 2006 AND DECEMBER 31, 2005

                                 (Whole Dollars)

                                   (Unaudited)

                                                             SEPTEMBER 30,   DECEMBER 31,
                                                                  2006           2005
                                                             -------------   ------------
                          ASSETS
Cash and Cash Equivalents.................................   $  4,034,516    $    299,031
Accounts Receivable, net of a reserve of $92,000 in 2006
   and $70,000 in 2005....................................      2,748,827       2,836,072
Inventory.................................................      2,547,135       2,051,819
Other Current Assets......................................        257,776         193,158
                                                             ------------    ------------
   TOTAL CURRENT ASSETS...................................      9,588,254       5,380,080

Property and Equipment, net...............................      2,486,943       2,430,222
Intangible Assets.........................................        467,957         394,819
Goodwill..................................................        920,745         920,745
Other Non-current Assets..................................        129,584         134,794
                                                             ------------    ------------
   TOTAL ASSETS...........................................   $ 13,593,483    $  9,260,660
                                                             ============    ============

           LIABILITIES AND SHAREHOLDERS' EQUITY
Short Term Borrowings.....................................   $         --    $  1,800,000
Notes Payable & Capitalized Lease Obligations.............        444,634         522,439
Accounts Payable..........................................      2,425,081       1,795,393
Accrued Liabilities.......................................        488,741         530,749
Customer Deposits.........................................        386,682          33,558
                                                             ------------    ------------
   TOTAL CURRENT LIABILITIES..............................      3,745,138       4,682,139

Long Term Notes Payable & Capitalized Lease Obligations...        414,632         733,723

   Shareholders' Equity:
Common Shares, no par value, 11,475,749 and 8,886,948
   shares issued and outstanding..........................     23,052,274      12,628,539
Common Share Purchase Warrants, -0- and 3,591,385 shares
   issued and outstanding.................................             --       1,414,876
Accumulated Deficit.......................................    (13,618,561)    (10,198,617)
                                                             ------------    ------------
   TOTAL SHAREHOLDERS' EQUITY.............................      9,433,713       3,844,798
                                                             ------------    ------------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.............   $ 13,593,483    $  9,260,660
                                                             ============    ============

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                         CONSOLIDATED INCOME STATEMENTS

  FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005

                                 (WHOLE DOLLARS)
                                   (Unaudited)

                                          THREE MONTHS ENDED   THREE MONTHS ENDED   NINE MONTHS ENDED   NINE MONTHS ENDED
                                            SEPT. 30, 2006       SEPT. 30, 2005       SEPT. 30, 2006      SEPT. 30, 2005
                                          ------------------   ------------------   -----------------   -----------------
SALES .................................      $  7,379,201          $7,828,262         $ 19,410,357         $21,238,803
Cost of Sales .........................         6,785,796           6,868,274           17,568,497          18,798,954
                                             ------------          ----------         ------------         -----------
   GROSS PROFIT .......................           593,405             959,988            1,841,860           2,439,849
Selling, General and Administrative ...           592,767             684,809            1,912,544           1,935,114
Research and  Product Development .....         1,621,821              74,010            3,381,643             159,831
                                             ------------          ----------         ------------         -----------
   OPERATING INCOME (LOSS) ............        (1,621,183)            201,169           (3,452,327)            344,904
Other Income ..........................                --                  --                   --             137,468
Interest Income (Expense), net ........              (486)            (44,992)              32,383            (131,524)
                                             ------------          ----------         ------------         -----------
   NET INCOME (LOSS) ..................       ($1,621,669)         $  156,177          ($3,419,944)        $   350,848
                                             ============          ==========         ============         ===========
BASIC EARNINGS (LOSS) PER SHARE .......             ($.14)         $      .02                ($.31)        $       .04
DILUTED EARNINGS (LOSS) PER SHARE .....             ($.14)         $      .02                ($.31)        $       .04

    The accompanying notes are an integral part of the consolidated financial statements.

               ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND SEPTEMBER 30, 2005

                                 (WHOLE DOLLARS)
                                   (Unaudited)

                                                                            2006          2005
                                                                       ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   NET INCOME (LOSS) ...............................................    ($3,419,944)  $   350,848
   Adjustments To Reconcile Net Income(Loss)To Net Cash Used For
      Operating Activities:
      Depreciation and Amortization ................................        542,480       516,217
      Loss on Disposal of Equipment ................................            653            --
      Changes in Assets and Liabilities:
         Decrease (Increase) in Accounts Receivable ................         87,245      (400,088)
         (Increase) in Inventory ...................................       (495,316)     (410,066)
         (Increase) in Other Assets ................................        (59,408)     (565,535)
         Increase (Decrease) in Accounts Payable ...................        629,688      (621,575)
         Increase in Customer Deposits .............................        353,124     1,067,340
         (Decrease) in Other Liabilities ...........................        (42,008)      (81,173)
                                                                       ------------   -----------
            Changes in Assets and Liabilities ......................        473,325    (1,011,097)
                                                                       ------------   -----------
               CASH PROVIDED (USED) BY OPERATING ACTIVITIES ........     (2,403,486)     (144,032)

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of Equipment .....................................       (522,937)     (445,813)
         Purchase of Intangible Assets .............................       (104,115)      (56,478)
                                                                       ------------   -----------
               CASH (USED IN) INVESTING ACTIVITIES .................       (627,052)     (502,291)

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from Borrowing on Line of Credit .................             --     5,537,395
         Payments on Line of Credit ................................     (1,800,000)   (4,590,077)
         Payments on Notes Payable and Capital Lease Obligations ...       (442,836)     (257,030)
         Issuance of Common Shares .................................      9,008,859       241,165
                                                                       ------------   -----------
               CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES .....      6,766,023       931,453

INCREASE IN CASH ...................................................      3,735,485       285,130
CASH AT BEGINNING OF PERIOD ........................................        299,031       166,195
                                                                       ------------   -----------
CASH AT END OF PERIOD ..............................................   $  4,034,516   $   451,325
                                                                       ============   ===========
   Supplemental Cash Flow Disclosure:
            Interest Paid ..........................................   $    102,304   $   131,621
                                                                       ============   ===========
   Non-Cash Investing and Financing Activity -
            Equipment Acquired Under Capital Lease Obligations .....   $     45,940   $    64,409
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

     In the opinion of our management, all adjustments have been included which are necessary to make the financial statements not misleading. All of these adjustments that are material are of a normal and recurring nature. Our operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006. You should read our unaudited interim financial statements together with the financial statements and related footnotes for the year ended December 31, 2005 included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005. Our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 includes a description of our significant accounting policies.

REVENUE RECOGNITION

     We recognize revenue at the time we transfer title to our products to our customers consistent with generally accepted accounting principles. Generally, we recognize revenue when our products are delivered to our customer's location consistent with our terms of sale. In most instances title for goods shipped internationally transfers to the buyer once it leaves our facility and therefore, we recognize revenue upon shipment to most foreign customers.

     We require certain customers, mostly international customers, to pay for product prior to the transfer of title to the customer. Deposits received from customers and payments in advance for orders are recorded as liabilities under customer deposits until such time as orders are filled and title transfers to the customer consistent with our terms of sale. At September 30, 2006, we had customer deposits of $386,682.

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

     We have entered into a number of research and development related contracts for safety, pharmacology and toxicology testing of our iron dialysate drug product under which we made commitments to spend $3.5 million. Services under the contracts will be performed over periods ranging from 3 to 12 months. We are recognizing the costs of these contracts as research and development expense over the periods in which the testing is being performed and on a basis reflective of the level of activity under those contracts in each period. We recognized approximately $950,000 and $2,125,000 of expense under these contracts during the three and nine months ended September 30, 2006, respectively. As of September 30, 2006, we had made payments in advance of services performed under these contracts which have been recorded as prepaid expenses totaling $130,973 and approximately $1.25 million will be funded in future periods.

     In addition, we have incurred other consulting and laboratory costs pertaining to this testing throughout 2006. We have also incurred other research and development costs for the planning and preparation for human clinical trials for our iron dialysate drug product.

STOCK OPTIONS

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123R ("SFAS 123R"), a revision to Statement No. 123, "Accounting for Stock-Based Compensation." This standard requires us to measure the cost of employee services received in exchange for equity awards, including stock options, based on the grant date fair value of the awards. The cost will be recognized as compensation expense over the vesting period of the awards. The Company has adopted SFAS 123R as of January 1, 2006. The standard provides for a modified prospective application. Under this method, the Company will begin recognizing compensation cost for equity based compensation for all new or modified grants after the date of adoption. In addition, the standard requires the Company to recognize compensation cost for the remaining unvested portion of prior option grants over the remaining service period. All of the Company's options granted in 2005 and prior years were fully vested as of December 31, 2005, and therefore, the Company has not recorded any expense for options granted prior to 2006 upon adoption of SFAS 123R. The Company did not grant any stock options in the first nine months of 2006.

     Our reported and pro forma information for the three and nine months ended September 30:

                                                     Three months     Three months      Nine months      Nine months
                                                         ended            ended            ended            ended
                                                    Sept. 30, 2006   Sept. 30, 2005   Sept. 30, 2006   Sept. 30, 2005
                                                    --------------   --------------   --------------   --------------
As reported net income (loss) available
   to common shareholders                            ($1,621,669)      $  156,177      ($3,419,944)     $    350,848
Less: Stock based compensation expense determined
   under the fair market value method, net of tax             --         (606,814)              --        (1,820,442)
                                                     -----------       ----------      -----------      ------------
Pro forma net income (loss)                          ($1,621,669)       ($521,358)     ($3,419,944)      ($1,469,594)
                                                     ===========       ==========      ===========      ============
As reported basic earnings (loss) per share               ($0.14)      $     0.02           ($0.31)     $       0.04
As reported diluted earnings (loss) per share             ($0.14)      $     0.02           ($0.31)     $       0.04
Pro forma earnings (loss) per share and
   diluted earnings (loss)  per share                     ($0.14)          ($0.06)          ($0.31)           ($0.17)

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

                                                Three months ended        Nine months ended
                                                     Sept. 30,                Sept. 30,
                                              ----------------------   ----------------------
                                                 2006         2005        2006         2005
                                              ----------   ---------   ----------   ---------
Basic Weighted Average Shares Outstanding     11,463,210   8,633,866   11,090,338   8,680,952
Effect of Dilutive Securities                         --     681,160           --     714,845
                                              ----------   ---------   ----------   ---------
Diluted Weighted Average Shares Outstanding   11,463,210   9,315,026   11,090,338   9,395,797
                                              ==========   =========   ==========   =========

3. LINE OF CREDIT

     On March 29, 2006, we renewed our line of credit with a financial institution. The loan agreement provides for revolving borrowings by us of up to $2,750,000. We are permitted to borrow up to 80% of our eligible accounts receivable and up to 40% of our eligible inventory up to $600,000. Borrowings under the loan agreement are secured by accounts receivable, inventory and certain other assets. The annual interest rate payable on revolving borrowings under the loan agreement is the lender's prime rate plus 75 basis points. The lender's commitment to make revolving borrowings under the loan agreement expires on April 1, 2007. As of September 30, 2006, we had no outstanding borrowings under this line of credit.

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

     On June 22, 2006 we issued 111,895 common shares with respect to a private placement of our common shares. The gross proceeds of the offering were $500,000. We realized net proceeds after legal and other offering expenses of approximately $400,000.

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

OVERVIEW

     We operate in a single business segment; the manufacture, sale and distribution of hemodialysis concentrates, dialysis kits and ancillary products used in the dialysis process. We have gained market share each year since our inception in 1996. We increased our sales by 54% in 2005 over 2004 and have a five year compound annual growth rate of sales of 30%. Sales in our core concentrate business grew 38% in 2005 and continue to show increases of 17% domestically in the first nine months of 2006. Our plan is to grow and develop our dialysis products business including the development and introduction of new dialysis drugs, nutrients and solutions.

     The dialysis supply market is very competitive and is characterized by having a few dialysis providers treating the majority of chronic hemodialysis patients in the United States. Until 2006, two of the three largest dialysis chains manufactured their own dialysis solutions and competed against us for independent business. One of those chains, Gambro, sold their clinic business to DaVita, Inc., our largest customer, and subsequently has stated its intention to exit the dialysis concentrate market at the end of 2006. As a result of Gambro's pending exit from the concentrate market, we anticipate that we will increase our business in certain markets and regions. As a result of this opportunity, we may add facilities and equipment and incur additional costs that are greater than the additional revenue generated from these initiatives until sufficient volume growth is realized to offset the additional operating expenses.

     We are seeking to gain FDA approval for our iron supplemented dialysate product, Soluble Ferric Pyrophosphate (SFP). We believe SFP has the potential to compete in the iron maintenance therapy market. The cost to obtain regulatory approval for a drug in the United States is expensive and can take a long time. Over the next two years, we expect to spend at least $7-9 million to complete testing and file for regulatory approval in the United States. We completed an equity financing transaction in the first quarter of 2006 which we believe raised sufficient cash resources to fund the majority of these expected costs over the next year.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006

SALES

     Our sales in the third quarter of 2006 were $7,379,201, a decrease of $449,061 or 5.7% from the third quarter of 2005. Third quarter 2006 sales increased from the second quarter of 2006 by $1.5 million or 25.7% with a significant portion of the increase due to increased sales to our major international distributors. While our sales increased sequentially in the third quarter, sales to these major international distributors were approximately $1.5 million less than in the third quarter of 2005 which was the primary reason for decreased sales compared to the third quarter of last year. Excluding sales to these major international distributors, our other sales increased by over $1 million or 20% compared to the third quarter last year.

     We anticipate that we will continue to realize sales growth with other existing and new customers this year, both in the United States and abroad. While we expect our business to grow substantially in the future, we also anticipate that our sales results may be impacted by volatility or inconsistency in order patterns and other changes to our customers and product mix going forward.

     Our sales in the first nine months of 2006 were $19,410,357 and were $1,828,447 or 8.6% lower than our sales in the first nine months of 2005. Similarly, sales to our major international distributors decreased by $4.5 million in the first nine months of 2006 compared to the first nine months of 2005. Excluding these sales to major international distributors our domestic sales increased by $2.7 million or 17%.

     In the first nine months of 2006, we experienced a reduction in sales to our major international distributors of $4.5 million. In 2005, one of these international distributors placed a large purchase order with us aggregating $6.5 million in the first quarter of 2005 which was fulfilled throughout 2005. This distributor subsequently placed a $13 million purchase order but only requested minimal deliveries under this purchase order until the third quarter of 2006. During the third quarter, our international distributors increased their order requirements. We anticipate that we will continue to realize substantial orders from our major international distributors in the fourth quarter of 2006 and that our sales will increase sequentially over the third quarter as a result.

     The domestic hemodialysis service provider market has experienced substantial consolidation with the four largest dialysis service provider chains consolidating into two during the last year. DaVita, Inc., our largest customer, completed its acquisition of Gambro's clinic division, the third largest dialysis provider, in November of 2005. At the end of March of 2006, Fresenius Medical Care completed its acquisition of Renal Care Group, Inc., the fourth largest dialysis provider in the United States. Together, DaVita and Fresenius are estimated to provide treatments to over 60% of the chronic hemodialysis patient population in the United States.

     We compete against both Fresenius and Gambro, which remained in the dialysis products business following the sale of its clinic business to DaVita. Gambro plans to exit the dialysis solutions business at the end of 2006. Renal Care Group, Inc., was a customer of ours until it was acquired by Fresenius and with whom we had several supply contracts which were breached by the customer. We entered into a settlement with Renal Care Group, Inc. for these prematurely terminated contracts. In the first quarter of 2006, approximately 12% of our revenue was related to this settlement. Future revenue from the former RCG clinics is anticipated to be immaterial. Our other sales growth in the first nine months of 2006 compared to the first nine of 2005 was 23% after eliminating Renal Care Group, Inc. revenue and excluding the impact of orders to major international distributors.

     In the first nine months of 2006, 53% of our sales were to customers other than the two major dialysis chains and the major international distributors discussed above. This segment of our business consists of other national and regional chains along with other independent accounts and grew by 35.8% over the first nine months of 2005.

     All of the decrease in our product sales of $1.8 million in the first nine months of 2006 was due to a $4.5 million reduction in dialysis kit sales sold internationally through a major international distributor. Sales of our dialysis concentrate product lines, which represented over 93% of our sales in the first nine months of 2006, increased over 13.1% in the first nine months of 2006 compared to the first nine months of 2005.

GROSS PROFIT

     Gross profit increased by 27.6% sequentially from the second quarter of 2006 on a sales increase of 25.7% in the third quarter of 2006. Our average actual selling prices on our concentrate products increased approximately 1.5% compared to the second quarter of 2006 on our concentrate products. However, gross profit in the third quarter of 2006 was $593,405 and was $366,583 less than the third quarter of 2005. Gross profit margins were 4.2% lower than the third quarter of 2005. Gross profit margins were impacted by higher operating costs, net of price increases of approximately 2.3% of sales and due to inventory write-offs of 1.9% of sales in the third quarter.

     We incurred lower gross profit margins due to a combination of factors including unfavorable changes to product mix, lower sales volumes of higher margin products, higher operating costs and higher costs for deliveries. Delivery costs were 1.6 percentage points of the decrease in margins with 1 percentage point due to recent addition of fleet resources to support our current and anticipated domestic growth and .6 percentage points due to higher fuel costs than last year. We have also incurred higher operating costs for materials, packaging and facility operating costs during 2006.

     Gross profit in the first nine months of 2006 was $1,841,860 and was $598,000 below the first nine months of 2005. Gross profit margins in the first nine months of 2006 were 9.5% compared to 11.5% in the first nine months of last year. Gross profit margins decreased by 2.0 percentage points compared to the first nine months of 2005. The decrease in gross profit margins was primarily caused by lower sales volume of dialysis kit products and higher operating costs. Increased inflationary pressures from higher fuel, material and operating costs have had a more significant impact on margins during 2006. In addition, we have recently added fleet resources to support our current and anticipated growth which reduced year to date gross profit margins approximately .4 percentage points from expected operating levels. Approximately .8 percentage points of the decrease in gross profit margins was due to inventory write-offs.

     We anticipate that we will experience changes in our customer and product mix in future quarters that may also impact our gross profit. We anticipate that as our business grows our margins should benefit from increased plant utilization. We may also add manufacturing and distribution resources to support our business growth and these resources may reduce our gross profit margins until sufficient new volume is realized. Since we sell a wide range of products with varying profit margins and to customers with varying order patterns, we expect that the gross profit we generate and our gross profit margins may vary from period to period.

SELLING, GENERAL & ADMINISTRATIVE

     Selling, general and administrative expenses decreased to 8.0% of sales in the third quarter of 2006 compared to 8.7% of sales in the third quarter of 2005. Selling, general and administrative expense in the third quarter of 2006 was $592,767 and decreased 13.4% over the third quarter of 2005. Similarly, selling, general and administrative expenses in the first nine months of 2006 were $1,912,544 and decreased $22,570 or 1.2% compared to the first nine months of 2005. We realized reduced operating expenses through efforts to control discretionary spending.

RESEARCH & PRODUCT DEVELOPMENT

     Research and product development expense was $1,621,821 in the third quarter of 2006 and increased by $1,547,811 over the third quarter of 2005. Research and product development spending during the first nine months of 2006 was $3,381,643 and increased $3,221,812 over the first nine months of 2005. We increased spending for product development and regulatory approval for Soluble Ferric Pyrophosphate (SFP) our proprietary dialysate iron product used in the treatment of anemia.

OTHER INCOME & EXPENSE

     In the first quarter of 2006, we raised approximately $8.3 million of equity capital after expenses. We repaid all of our borrowings under our line of credit totaling $1,800,000 and invested the balance of the proceeds in short term investments. In the third quarter of 2006, we generated interest income of $25,066 from these short term investments. Overall, our net interest income and expense was an expense of $486 in the third quarter of 2006, and represented an earnings improvement of $44,506 from our net interest expense reported for the third quarter of 2005. Similarly, year to date interest income was $134,687 and our net interest income, net of interest expense, of $32,383, represented an earnings improvement of $163,907 compared to the first nine months of last year.

     In the first quarter of 2005, we recognized income from proceeds of a litigation settlement aggregating $137,468.

NET INCOME (LOSS)

     Our net (loss) in the third quarter of 2006 was ($1,621,669) or ($.14) per share as compared to net income of $156,177, or $.02 per share in the third quarter of 2005. The decrease in net earnings per share of $.16 from the third quarter of 2005 was largely attributable to increased spending on research and product development for SFP of $.14 per share and the remainder attributable to reduced international orders partially offset by domestic sales growth.

     Our net (loss) for the first nine months of 2006 was ($3,419,944) as compared to a profit of $350,848 in the first nine months of last year. Net
(loss) per share of ($.31) was primarily attributable to research and product development expenses of $.31 per share. Higher research and product development spending in the first nine months of 2006 of $3.2 million was the primary reason for the overall decrease in net income of approximately $3.7 million compared to the first nine months of 2005 with the remainder attributable to reduced international orders partially offset by domestic sales growth.

LIQUIDITY AND CAPITAL RESOURCES

     We have two major areas of strategic focus in our business. First, we plan to develop our dialysis concentrate solutions and ancillary supply business. Second, we plan to expand our product offering to include drugs and vitamins administered to dialysis patients. We are seeking FDA approval for SFP, our iron supplemented dialysate product. We plan to develop and offer new and innovative products to the dialysis market.

     We believe that we will continue to grow and expand our business. We anticipate that our sales growth in 2007 may be substantial based on the changing dynamics in our market and that we will require additional working capital and capital expenditures to fund this growth. In order to fund facility expansions, a larger distribution fleet and certain capital expenditures, we intend to enter into lease financing arrangements. We anticipate that our working capital line of $2.75 million is sufficient to meet our requirements for working capital expansion in the year ahead. No borrowings under this line are anticipated in 2006.

     A second major area of focus is to expand our product offering to include drugs and vitamins administered to dialysis patients using our dialysis concentrate solutions as the delivery method. We are seeking FDA approval for our dialysate iron drug product, SFP. The development and approval of drugs can be expensive and take a long time. Drug development and approval costs will offset some or all of any earnings during the approval process and we expect to incur losses in the future. We estimate the cash requirements for SFP development in the next four quarters to be approximately $5,000,000. We plan to conduct clinical trials during 2007 and we will fund several studies in 2007 and into 2008.

     As of September 30, 2006, our liquidity position included $4,034,516 in cash and $2.75 million in unused borrowing capacity under our line of credit. We anticipate that these cash resources coupled with cash flow generated from our operations will be sufficient to fund our cash requirements for the year ahead. However, there is no guarantee that we will not require additional funds to execute our strategy or pursue other business development opportunities. If we raise additional funds in the future, we will evaluate both debt and equity financing as potential sources of funds.

ITEM 3. CONTROLS AND PROCEDURES

     We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of September 30, 2006. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective as of September 30, 2006 in ensuring that information required to be disclosed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the Exchange Act rules and forms. There was no change in our internal control over financial reporting identified in connection with such evaluation that occurred during our fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                                        ROCKWELL MEDICAL TECHNOLOGIES, INC.
                                        (Registrant)


Date: November 10, 2006                 /s/ ROBERT L. CHIOINI
                                        ----------------------------------------
                                        Robert L. Chioini
                                        President, Chief Executive Officer and
                                        Director (Principal Executive Officer)


Date: November 10, 2006                 /s/ THOMAS E. KLEMA
                                        ----------------------------------------
                                        Thomas E. Klema
                                        Vice President of Finance, Chief
                                        Financial Officer, Treasurer and
                                        Secretary (Principal Financial Officer
                                        and Principal Accounting Officer)

                              10-QSB EXHIBIT INDEX

EXHIBIT NO.    DESCRIPTION
------------   -----------
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