Form 10-Q
period 2007-03-31
ROCKWELL MEDICAL TECHNOLOGIES INC
filed 2007-05-15
CIK 1041024

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
_________________

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file Number 000-23661
ROCKWELL MEDICAL TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

MICHIGAN	38-3317208

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30142 Wixom Road, Wixom, Michigan	48393

(Address of principal executive offices)	(Zip Code)
(248) 960-9009

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑ Yes       ☐ No
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes       ☑ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2007

Common Stock, no par value	11,514,049 shares

Rockwell Medical Technologies, Inc.
Index to Form 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
As of March 31, 2007 and December 31, 2006

	MARCH 31,	DECEMBER 31,
	2007	2006
	(Unaudited)
ASSETS

Cash and Cash Equivalents	$—	$2,662,873
Accounts Receivable, net of a reserve of $72,500 in 2007 and $72,500 in 2006	4,544,708	3,474,402
Inventory	2,657,043	2,660,098
Other Current Assets	327,904	261,473

Total Current Assets	7,529,655	9,058,846

Property and Equipment, net	2,889,000	2,587,771
Intangible Assets	446,123	457,846
Goodwill	920,745	920,745
Other Non-current Assets	125,667	127,625

Total Assets	$11,911,190	$13,152,833

LIABILITIES AND SHAREHOLDERS’ EQUITY

Short Term Borrowings	$500,000	$—
Notes Payable & Capitalized Lease Obligations	311,243	369,551
Accounts Payable	3,363,425	2,920,258
Accrued Liabilities	629,260	1,114,592
Customer Deposits	85,834	48,274

Total Current Liabilities	4,889,762	4,452,675

Long Term Notes Payable & Capitalized Lease Obligations	315,748	326,045

Shareholders’ Equity:
Common Shares, no par value, 11,501,849 and 11,500,349 shares issued and outstanding	23,125,791	23,147,709
Accumulated Deficit	(16,420,111)	(14,773,596)

Total Shareholders’ Equity	6,705,680	8,374,113

Total Liabilities And Shareholders’ Equity	$11,911,190	$13,152,833

The accompanying notes are an integral part of the consolidated financial statements.

Rockwell Medical Technologies, Inc. and Subsidiary
Consolidated Income Statements
For the three months ended March 31, 2007 and March 31, 2006
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2007	March 31, 2006
Sales	$9,474,382	$6,161,903
Cost of Sales	9,557,101	5,378,594

Gross Profit (Deficit)	(82,719)	783,309
Selling, General and Administrative	726,227	625,842
Research and Product Development	822,520	448,737

Operating (Loss)	(1,631,466)	(291,270)
Interest Expense (Income), Net	15,049	(2,052)

Net (Loss)	$(1,646,515)	$(289,218)

Basic Earnings (Loss) per Share	($.14)	($.03)

Diluted Earnings (Loss) per Share	($.14)	($.03)
The accompanying notes are an integral part of the consolidated financial statements.

Rockwell Medical Technologies, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the three months ended March 31, 2007 and March 31, 2006
(Unaudited)

	2007	2006
Cash Flows From Operating Activities:
Net Income (Loss)	$(1,646,515)	$(289,218)
Adjustments To Reconcile Net Income To Net Cash Used For Operating Activities:
Depreciation and Amortization	194,598	222,496
Loss on Disposal of Equipment	—	653

Changes in Assets and Liabilities:
(Increase) in Accounts Receivable	(1,070,306)	(228,221)
Decrease (Increase) in Inventory	3,055	(160,126)
(Increase) in Other Assets	(64,473)	(115,011)
Increase (Decrease) in Accounts Payable	443,167	(177,434)
Increase in Customer Deposits	37,560	111,749
(Decrease) in Other Liabilities	(475,332)	(146,054)

Changes in Assets and Liabilities	(1,126,329)	(715,097)

Cash (Used In) Operating Activities	(2,578,246)	(781,166)

Cash Flows from Investing Activities:
Purchase of Equipment	(452,847)	(231,553)
Purchase of Intangible Assets	—	(21,636)

Cash (Used In) Investing Activities	(452,847)	(253,189)

Cash Flows From Financing Activities:
Proceeds from Borrowing on Line of Credit	500,000	—
Payments on Line of Credit	—	(1,800,000)
Payments on Notes Payable and Capital Lease Obligations	(99,862)	(132,659)
Issuance of Common Shares	(31,918)	8,362,876

Cash Provided By Financing Activities	368,220	6,430,217

Increase (Decrease) In Cash	(2,662,873)	5,395,862
Cash At Beginning Of Period	2,662,873	299,031

Cash At End Of Period	$-0-	$5,694,893

Supplemental Cash Flow Disclosure:
Interest Paid	$21,351	$43,654

Non-Cash Investing and Financing Activity —
Equipment Acquired Under Capital Lease Obligations	$31,257	$—

The accompanying notes are an integral part of the consolidated financial statements.

Rockwell Medical Technologies, Inc. and Subsidiary
Notes to Consolidated Financial Statements
1. Description of Business
     We manufacture, sell and distribute hemodialysis concentrates and other ancillary medical products and supplies used in the treatment of patients with End Stage Renal Disease, or “ESRD”. We supply our products to medical service providers who treat patients with kidney disease. Our products are used to cleanse patients’ blood and replace nutrients lost during the kidney dialysis process. We primarily sell our products in the United States.
     We are regulated by the Federal Food and Drug Administration, “FDA,” under the Federal Drug and Cosmetics Act, as well as by other federal, state and local agencies. We have received 510(k) approval from the FDA to market hemodialysis solutions and powders. We also have 510(k) approval to sell our Dri-Sate Dry Acid Concentrate product line and our Dri-Sate Mixer.
2. Summary of Significant Accounting Policies
Basis of Presentation
     Our consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiary, Rockwell Transportation, Inc. All intercompany balances and transactions have been eliminated. The accompanying consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America, or “GAAP,” and with the instructions to Form 10-Q and Rule 10-01 of Securities and Exchange Commission Regulation S-X as they apply to interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.
     In the opinion of our management, all adjustments have been included which are necessary to make the financial statements not misleading. All of these adjustments that are material are of a normal and recurring nature. Our operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007. You should read our unaudited interim financial statements together with the financial statements and related footnotes for the year ended December 31, 2006 included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. Our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 includes a description of our significant accounting policies.
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
     We require certain customers, mostly international customers, to pay for product prior to the transfer of title to the customer. Deposits received from customers and payments in advance for orders are recorded as liabilities under Customer Deposits until such time as orders are filled and title transfers to the customer consistent with our terms of sale. At March 31, 2007 and December 31, 2006 we had customer deposits of $85,834 and $48,274, respectively.

     For the quarter ended March 31, 2006, we reached a settlement with a customer related to its breach of several purchase contracts. Under the terms of the settlement, we were paid $755,000 in exchange for release of the customer’s future obligations under these contracts. All of this settlement was recognized as a component of revenue in 2006.
Research and Product Development
     We recognize research and product development costs as expenses as incurred. We incurred product development and research costs related to the commercial development, patent approval and regulatory approval of new products, including iron supplemented dialysate, aggregating approximately $822,520 and $448,737 in the first quarters of 2007 and 2006, respectively.
     During 2006, we entered into a number of research and development related contracts for safety, pharmacology and toxicology testing of our iron dialysate drug product under which we made commitments to spend $3.4 million. Services under the contracts were to be performed over periods ranging from 3 to 15 months. We are recognizing the cost of these contracts as research and development expense over the periods in which the testing is being performed and on a basis reflective of the level of activity under those contracts in each period. During 2006, we expensed approximately $2.9 million under these contracts. In the first quarter of 2007, we expensed $354,000 under these contracts.
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

	Three months ended March 31,
	2007	2006
Basic Weighted Average Shares Outstanding	11,500,629	10,493,690
Effect of Dilutive Securities	—	—

Diluted Weighted Average Shares Outstanding	11,500,629	10,493,690

3. Inventories
     Components of inventory as of March 31, 2007 and December 31, 2006 are as follows:

	March 31,	December 31,
	2007	2006
Raw Materials	$721,393	$717,876
Finished Goods	1,935,650	1,942,222

Total Inventory	$2,657,043	$2,660,098

4. Line of Credit
     On March 23, 2007, we renewed our line of credit with a financial institution. The loan agreement provides for revolving borrowings by us of up to $2,750,000. We are permitted to borrow up to 80% of our eligible accounts receivable and up to 40% of our eligible inventory up to $600,000. Borrowings under the loan agreement are secured by accounts receivable, inventory and certain other assets. The annual interest rate payable on revolving borrowings under the loan agreement is the lender’s prime rate plus 75 basis points. The lender’s commitment to make revolving borrowings under the loan agreement expires on April 1, 2008. As of March 31, 2007, we had outstanding borrowings of $500,000 under this line of credit.

5. Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48, which is an interpretation of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” provides guidance on the manner in which tax positions taken or to be taken on tax returns should be reflected in an entity’s financial statements prior to their resolution with taxing authorities. The adoption of the provisions of this pronouncement did not have a material impact on our financial position or results of operations.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this report. The discussion that follows contains certain forward-looking statements relating to our anticipated future financial condition, operating results, cash flows and our current business plans. When we use words such as “may,” might,” “will,” “should,” “believe,” “expect,” “anticipate,” “estimate,” “continue”, “predict,” “forecast,” “projected,” “intend,” or similar expressions, or make statements regarding the intent, belief, or current expectations of us or our officers, we are making forward-looking statements.
     These forward-looking statements represent our outlook only as of the date of this report. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which are based on information available to us on the date of this report. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed in this report and from time to time in our other reports filed with the Securities and Exchange Commission, including under “Item 1 — Description of Business — Risk Factors and Forward Looking Statements” in our Form 10-KSB for the year ended December 31, 2006 and the following:
•	The dialysis provider market is highly concentrated in national and regional dialysis chains that account for the majority of our domestic revenue.

•	We operate in a very competitive market against substantially larger competitors with greater resources.

•	Orders from our international distributors may not result in recurring revenue.

•	Our new drug product requires FDA approval and expensive clinical trials before it can be marketed.

•	Even if our new drug product is approved by the FDA it may not be successfully marketed, and may not be eligible for Medicare reimbursement.

•	We depend on government funding of healthcare.

•	We may not have sufficient cash to operate the business.

•	The market price of our securities may be volatile.

•	We may not be successful in improving our gross profit margins and our business may remain unprofitable.

•	Our suppliers may increase their prices faster than we are able to raise our prices to offset such increases. We may have limited ability to gain a raw material pricing advantage by changing vendors for certain raw materials.

•	We depend on key personnel.

•	Our business is highly regulated.

•	Foreign approvals to market our new drug products may be difficult to obtain.

•	Health care reform could adversely affect our business.

•	We may not have sufficient products liability insurance.
Overview and Recent Developments
     We operate in a single business segment the manufacture and distribution of hemodialysis concentrates, dialysis kits and ancillary products used in the dialysis process. We have gained domestic market share each year since our inception in 1996. Our aggregate sales in the first quarter of 2007 increased 53.8% compared to the three months ended March 31, 2006. Our strategy is to continue to develop and expand our dialysis products business while at the same time developing new products including pharmaceutical products for this market.
     Our strategy is also to expand the geographic footprint of our business in North America. We realized a unique business opportunity to do so in the last quarter of 2006 and the first quarter of 2007 due to the exit of one of our competitors, Gambro, from the market. Concurrent with Gambro’s withdrawal from the concentrate business, we began to service many of the chain and independent clinics serviced by Gambro, including many clinics owned by DaVita, Inc., the second largest U.S. dialysis provider. During the first quarter of 2007, the number of clinics we service increased by over 50%.
     We intend to continue to increase the size of our customer portfolio in order to expand our production and distribution operations into regions where we previously had business but no production facility. We believe this strategic initiative will ultimately lead to efficiencies and economies of scale, and will position the Company for an adequate and sustainable return on investment. We anticipate that we will continue to gain domestic market share in 2007.
     As a result of the dramatic increase in sales volume and the increased geographic diversity of the clinics we serve, we took actions during the first quarter of 2007 to ensure adequacy of product supply and uninterrupted order fulfillment for the new business we added. Our main initiative in this regard was to relocate one of our production facilities in a region where the additional business we acquired had outstripped our ability to properly supply, distribute and service the business. As a result of this relocation, we incurred costs aggregating approximately $500,000 for physical relocation, extra labor, plant start-up expenses, distribution start-up expenses, inventory write-offs and dual facility operating costs during the start-up period. Although these costs are not expected to recur at this location, we expect to incur similar types of costs in other regions as we continue to adjust our production and distribution facilities to meet the new demand.
     We are in the process of raising our average selling prices in 2007 in part to offset these additional costs. In the second quarter of 2007, we expect to implement price increases approximating a blended overall rate of approximately 12% on our product mix, with an expected overall weighted average annual impact on overall gross profit margins of approximately 6%. Price increases on other maturing contracts are expected to be renewed at higher-than-current rates throughout the remainder of 2007. If we are successful in implementing these increases, our gross profit margins should improve later in the year to levels at or above those experienced in 2006 and our gross profit should exceed our selling, general and administrative expense in those quarters. However, we could experience changes in our customer and product mix in future quarters that could negatively impact gross profit. Since we sell a wide range of products with varying profit margins and to customers with varying order patterns, we expect our gross profit and our gross profit margins to continue to vary period to period. As we add business in certain markets and regions in order to increase the scale of our business operations, we may incur additional costs that are greater than the additional revenue generated from these initiatives.

     Increased operation costs that are subject to inflation, such as fuel and material costs, may not be recoverable through price increases to our customers if our competitors do not also raise prices. If we are not able to recover cost increases, it could materially adversely affect our business, financial condition and results of operations. We generally enter into short and medium term contracts of one to two years for our major raw materials and we generally enter into customer contracts of similar duration to mitigate our exposure to raw material and other cost increases.
     The dialysis supply market is very competitive and is characterized by having a few dialysis providers treating the majority of patients in the United States. We compete against companies which have substantially greater resources than we have. Our revenue is highly concentrated in a few customers and the loss of any of those customers would adversely affect our results. However, we expect to continue to grow our business while executing our strategic plan to expand our product lines, to expand our geographic reach and to develop our proprietary technology, which may include adding facilities and personnel to support our growth.
     While the majority of our business is with domestic clinics who order routinely, certain major distributors of our products internationally have not ordered consistently, resulting in variation in our international sales from period to period. We anticipate that we will realize substantial orders from time to time from our largest international distributors but we expect the size and frequency of these orders to fluctuate from period to period. These orders may increase in future quarters or may not recur at all.
     We are seeking to gain FDA approval for our iron supplemented dialysate product. We believe our iron supplemented dialysate product, which has a unique method of action and other substantive benefits compared to current treatment options, has the potential to compete in the iron maintenance therapy market. The cost to obtain regulatory approval for a drug in the United States is expensive and can take several years. We expect to devote substantial resources to this drug approval effort until it is completed.
Results Of Operations For The Three Months Ended March 31, 2007 And March 31, 2006
Sales
     Our sales in the first quarter of 2007 increased $3,312,479 or 53.8% to $9,474,382 compared to the first quarter of 2006. Our substantial revenue growth over the first quarter of 2006 was almost entirely due to domestic sales growth. Growth in our domestic business over the last year has been mainly due to the exit of Gambro from our market and the contraction of another competitor. Concurrent with Gambro’s exit from the concentrate market, we began to service a significant portion of the DaVita clinics formerly serviced by Gambro and have gained a substantial amount of new business from other dialysis providers over the last year.
     In comparison to the first quarter of 2006, our domestic sales grew by 51% or $3.15 million as a result of the additional volume from servicing these additional clinics. In addition, first quarter 2006 revenue included a breach of contract settlement of $755,000, which increased sales in 2006. Sales to DaVita clinics nearly doubled from the first quarter of 2006 and represented 59% of the total increase in domestic sales while growth in sales to other national chains, regional chains and other independent clinics increased by over 53% and represented 41% of the growth in domestic business.
     As a result of the foregoing factors, we have achieved increases in domestic market share over the last year. We are working to continue these increases and expect to realize continued domestic sales growth throughout 2007, primarily as a result of the same factors.
     International sales were minimal in the first quarter of 2007 and the first quarter of 2006 and there was no material change in such sales year over year.
     Sales of our dialysis concentrate product lines, which represented 93% of our sales in the first quarter of 2007, increased 74% in the first quarter of 2007 compared to the first quarter of 2006. The primary increase in sales was in our liquid dialysis acid concentrate products, which increased 74% predominantly due to a 125% unit volume increase in liquid drum products.
Gross Profit (Deficit)
     Gross deficit was ($82,719) or (0.9)% in the first quarter of 2007 compared to a gross profit of $783,309 or 12.7% in the first quarter of 2006, resulting in a gross profit change compared to the first quarter of 2006 of $866,028. Gross profit in the first quarter of 2006 included the aforementioned $755,000 breach of contract settlement recognized as revenue in that quarter. We experienced a gross deficit in the first quarter of 2007 primarily as a result of the actions we took during the quarter to ensure adequacy of product supply and uninterrupted order fulfillment for the new clinics we are serving. In addition, much of the business we added in the first quarter of 2007 was attributable to lower margin products and a substantial portion of the new clinics we began to service were in geographic areas that were distant from our facilities, resulting in substantially higher than normal freight costs. Unfavorable changes in our product mix resulting from adding new customers coupled with inflation from higher fuel and raw material costs accounted for the remainder of the gross profit change.
     The higher cost of oil resulted in higher costs for raw materials, packaging products and deliveries. Increases in raw material costs accounted for approximately two percentage points of the decrease in gross profit margin in the first quarter of 2007. We expect to recover these higher costs through the price increases we are implementing.
Selling, General and Administrative Expense
     Selling, general and administrative expense increased $100,385 or 16% to $726,227 compared to the first quarter of 2006. However, SG&A costs decreased to 7.7% of sales compared to 10.2% of sales in the first quarter of 2006 as a result of the 53.8% increase in sales. Most of our expense increase was due to increased costs to support our growth, including additional personnel and investments in additional information technology. In addition, we incurred increased marketing expenditures associated with our new business and higher insurance costs.
Research and Development Expense
     Research and product development expense was $822,520 or 8.7% of sales in the first quarter of 2007 compared to $448,737 or 7.3% of sales in the first quarter of 2006. R&D spending was entirely related to spending for product development and regulatory approval of Soluble Ferric Pyrophosphate, or “SFP”, our proprietary dialysate iron product used in the treatment of anemia. We anticipate total spending for SFP testing to be in the $4.0 to 5.0 million range in 2007. The actual amount will depend in large part on the timing of our testing activities.
     We expect to commence our human clinical trials using SFP following completion of FDA review of our non-clinical studies. We anticipate FDA review of our non-clinical studies to be completed during the third quarter of 2007. The timing of certain significant expenditures for SFP is dependent upon the commencement of human clinical trials.
Interest Expense, Net
     Net interest expense was $15,049 in the first quarter of 2007 compared to net interest income of $2,052 in the first quarter of 2006 due to the increased borrowing under our line of credit during the first quarter of 2007. We anticipate higher interest expense in the second quarter of 2007 due to increased borrowings. The interest income in the first quarter of 2006 was the result of the investment of the net proceeds of the stock offering that occurred in that quarter.

Liquidity and Capital Resources
     We have two major areas of strategic focus in our business. First, we plan to develop our dialysis concentrate solutions and ancillary supply business. Second, we expect to expend substantial amounts in support of our clinical development plan and regulatory approval for SFP. Both of these initiatives require investments of substantial amounts of capital in the year ahead.
     We anticipate that we will need to borrow additional funds and to raise additional capital in order to execute our strategic plan.
     The maximum borrowing permitted under our line of credit is $2.75 million. As of March 31, 2007, we had borrowed $500,000 under our working capital line. The terms of our credit line are discussed in Note 4 to the consolidated financial statements. We have four major potential requirements for capital that may be needed to support our business expansion in the short term: accounts receivable, inventory, capital expenditures and funding of any future operating losses.
     Our accounts receivable increased by approximately $1,070,000 in the first quarter of 2007 due to the 53.8% increase in sales. We do not anticipate that our accounts receivable will increase to the same extent in future quarters and, therefore, the magnitude of this use of cash will likely result in a moderate to minimal additional cash requirement in future quarters. Similarly, we believe our current inventory levels are adequate to supply our current book of business but may increase if we add more production facilities.
     In the first quarter of 2007, we made a $500,000 investment in the relocation of one of our production facilities. We expect to continue to expand our production and distribution network throughout 2007. We anticipate that we will enter into an equipment leasing arrangement to fund the majority of capital expenditures associated with facility expansions or additions. In addition, we anticipate that we may require additional working capital to support facility additions.
     In the first quarter of 2007, we incurred an operating loss of $1.6 million, $823,000 of which was research and development costs related to SFP testing and $500,000 of which was due to expenses associated with the aforementioned facility relocation. We expect that operating cash flows from business operations other than research and development will be positive as a result of actions that have been taken to increase pricing and improve operational and distribution efficiencies. Any necessary cash needed for this purpose will likely be funded through our working capital line and through potential capital equipment leasing arrangements.
     We estimate that total SFP spending in 2007 will be approximately $4.0 to $5.0 million, with the majority of the spending expected to be in the second half of 2007. In order to fund SFP development, clinical testing and to obtain regulatory approval, we intend to explore raising additional equity capital or entering into business development arrangements such as international marketing agreements or sub-licensing of certain products for certain markets.
     If our cash resources are not adequate or if our results do not generate the cash from operations that we anticipate, we may have to seek alternative sources of cash resources. If we do not have adequate cash to fund our development efforts, we will evaluate both debt and equity financing as potential sources of funds. Should we not be able to obtain additional financing, we may be forced to alter our strategy, delay spending on development initiatives or take other actions to conserve cash resources.
     Our longer term pharmaceutical product development initiatives and regulatory approval work will require additional sources of funding other than cash flows from our operations. We estimate that from the beginning of 2007 until the approval process is complete, we will spend $10 to $12 million on SFP approval, although actual clinical trial costs and changes in FDA requirements for testing may result in higher levels of spending than we estimate. We will evaluate alternative sources of business development funding which may include seeking equity financing, international marketing partners, sub-licensing of certain products for certain markets as well as other potential funding sources.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
     Our exposure to interest rate risk is limited to borrowings under our line of credit. Our borrowings under our line of credit were $500,000 as of March 31, 2007. A 100 basis point increase in the prime rate of our lending institution would increase annual interest expense by $5,000, assuming our borrowing level remained constant for the year.
Foreign Currency Exchange Rate Risk
     Our international business is conducted in U.S. dollars. It has not been our practice to hedge the risk of appreciation of the U.S. dollar against the predominant currencies of our trading partners. We have no significant foreign currency exposure to foreign supplied materials, and an immediate 10% strengthening or weakening of the U.S. dollar would not have a material impact on our shareholders’ equity or net income.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to cause the material information required to be disclosed by us in the reports we file or submit under the Exchange Act to be recorded, processed, summarized, and reported to the extent applicable within the time periods required by the Securities and Exchange Commission’s rules and forms, and for such information to be accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, with a company have been detected.
     As of the end of the period covered by this report, we performed an evaluation under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
     No changes were made to our internal control over financial reporting (as defined in Rule 13a-15 under the Exchange Act) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 6. Exhibits
     See Exhibit Index following signature page, which is incorporated herein by reference.
        .

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL MEDICAL TECHNOLOGIES, INC. (Registrant)
Date: May 15, 2007	/s/ ROBERT L. CHIOINI
Robert L. Chioini
President, Chief Executive Officer and Director (Principal Executive Officer) (duly authorized officer)

Date: May 15, 2007	/s/ THOMAS E. KLEMA
Thomas E. Klema
Vice President of Finance, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

10-Q EXHIBIT INDEX

Exhibit No.	Description
10.17	Letter dated March 23, 2007 from LaSalle Bank Midwest National Association to Rockwell Medical Technologies, Inc. incorporated by reference to the Annual Report on Form 10-KSB filed on March 27, 2007
10.18	Rockwell Medical Technologies, Inc. 2007 Long Term Incentive Plan, incorporated by reference to the Proxy Statement for the Annual Meeting of Shareholders filed on April 18, 2007
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934