Form 10-Q
period 2007-06-30
ROCKWELL MEDICAL TECHNOLOGIES INC
filed 2007-08-13
CIK 1041024

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007
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

☐ Yes ☑ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2007
Common Stock, no par value	11,614,149 shares

Rockwell Medical Technologies, Inc.
Index to Form 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
As of June 30, 2007 and December 31, 2006

	JUNE 30,	DECEMBER 31,
	2007	2006
	(Unaudited)
ASSETS
Cash and Cash Equivalents	$—	$2,662,873
Accounts Receivable, net of a reserve of $109,166 in 2007 and $72,500 in 2006	4,683,916	3,474,402
Inventory	2,821,186	2,660,098
Other Current Assets	294,033	261,473

Total Current Assets	7,799,135	9,058,846

Property and Equipment, net	2,923,585	2,587,771
Intangible Assets	434,395	457,846
Goodwill	920,745	920,745
Other Non-current Assets	125,667	127,625

Total Assets	$12,203,527	$13,152,833

LIABILITIES AND SHAREHOLDERS’ EQUITY

Short Term Borrowings	$1,300,000	$—
Notes Payable & Capitalized Lease Obligations	248,081	369,551
Accounts Payable	3,256,217	2,920,258
Accrued Liabilities	802,183	1,114,592
Customer Deposits	14,647	48,274

Total Current Liabilities	5,621,128	4,452,675

Long Term Notes Payable & Capitalized Lease Obligations	271,840	326,045

Shareholders’ Equity:
Common Shares, no par value, 11,524,149 and 11,500,349 shares issued and outstanding	23,207,294	23,147,709
Accumulated Deficit	(16,896,735)	(14,773,596)

Total Shareholders’ Equity	6,310,559	8,374,113

Total Liabilities And Shareholders’ Equity	$12,203,527	$13,152,833

The accompanying notes are an integral part of the consolidated financial statements.

Rockwell Medical Technologies, Inc. and Subsidiary
Consolidated Income Statements
For the three and six months ended June 30, 2007 and June 30, 2006
(Whole dollars)
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Sales	$10,548,243	$5,869,253	$20,022,625	$12,031,156
Cost of Sales	9,431,207	5,404,107	18,988,308	10,782,701

Gross Profit	1,117,036	465,146	1,034,317	1,248,455
Selling, General and Administrative	797,787	693,935	1,523,446	1,319,777
Research and Product Development	761,539	1,311,085	1,584,059	1,759,822

Operating (Loss)	(442,290)	(1,539,874)	(2,073,188)	(1,831,144)
Interest Expense (Income), net	34,335	(30,817)	49,951	(32,869)

Net (Loss)	$(476,625)	$(1,509,057)	$(2,123,139)	$(1,798,275)

Basic Earnings (Loss) per Share	$(.04)	$(.13)	$(.18)	$(.16)

Diluted Earnings (Loss) per Share	$(.04)	$(.13)	$(.18)	$(.16)
The accompanying notes are an integral part of the consolidated financial statements.

Rockwell Medical Technologies, Inc. and Subsidiary
Consolidated Statements of Cash Flows
For the six months ended June 30, 2007 and June 30, 2006
(Unaudited)

	2007	2006
Cash Flows From Operating Activities:
Net (Loss)	$(2,123,139)	$(1,798,275)
Adjustments To Reconcile Net (Loss) To Net Cash Used For Operating Activities:
Depreciation and Amortization	393,186	366,327
Loss on Disposal of Equipment	—	653

Changes in Assets and Liabilities:
(Increase) Decrease in Accounts Receivable	(1,209,514)	359,382
Decrease (Increase) in Inventory	(161,088)	(493,077)
(Increase) in Other Assets	(30,602)	(276,473)
Increase (Decrease) in Accounts Payable	335,959	(229,116)
Increase (Decrease) in Customer Deposits	(33,627)	47,358
Increase (Decrease) in Accrued Liabilities	(312,409)	29,965

Changes in Assets and Liabilities	(1,411,281)	(561,961)

Cash (Used In) Operating Activities	(3,141,234)	(1,993,256)

Cash Flows from Investing Activities:
Purchase of Equipment	(674,292)	(292,106)
Purchase of Intangible Assets	—	(75,208)

Cash (Used In) Investing Activities	(674,292)	(367,314)

Cash Flows From Financing Activities:
Proceeds from Borrowing on Line of Credit	1,300,000	—
Payments on Line of Credit	—	(1,800,000)
Payments on Notes Payable and Capital Lease Obligations	(206,932)	(314,142)
Issuance of Common Shares	59,585	8,924,108

Cash Provided By Financing Activities	1,152,653	6,809,966

Increase (Decrease) In Cash	(2,662,873)	4,449,396
Cash At Beginning Of Period	2,662,873	299,031

Cash At End Of Period	$-0-	$4,748,427

Supplemental Cash Flow Disclosure:
Interest Paid	$55,935	$76,752

Non-Cash Investing and Financing Activity – Equipment Acquired Under Capital Lease Obligations	$31,257	$—

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
     In the opinion of our management, all adjustments have been included which are necessary to make the financial statements not misleading. All of these adjustments that are material are of a normal and recurring nature. Our operating results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007. You should read our unaudited interim financial statements together with the financial statements and related footnotes for the year ended December 31, 2006 included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006. Our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 includes a description of our significant accounting policies.
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
     We require certain customers, mostly international customers, to pay for our products prior to the transfer of title to the customer. Deposits received from customers and payments in advance for orders are recorded as liabilities under Customer Deposits until such time as orders are filled and title transfers to the customer consistent with our terms of sale. At June 30, 2007 and December 31, 2006 we had customer deposits of $14,647 and $48,274, respectively.

     For the quarter ended March 31, 2006, we reached a settlement with a customer related to its breach of several purchase contracts. Under the terms of the settlement, we were paid $755,000 in exchange for release of the customer’s future obligations under these contracts. All of this settlement was recognized as a component of revenue in 2006.
Research and Product Development
     We recognize research and product development costs as expenses are incurred. We incurred product development and research costs related to the commercial development, patent approval and regulatory approval of new products, including iron supplemented dialysate, aggregating approximately $1,584,059 and $1,759,822 in the first six months of 2007 and 2006, respectively.
     During 2006, we entered into a number of research and development related contracts for safety, pharmacology and toxicology testing of our iron dialysate drug product under which we made commitments to spend $3.4 million. Services under the contracts were to be performed over periods ranging from 3 to 15 months. We are recognizing the cost of these contracts as research and development expense over the periods in which the testing is being performed and on a basis reflective of the level of activity under those contracts in each period. During 2006, we expensed approximately $2.9 million under these contracts. In the first half of 2007, we expensed $512,000 under these contracts.
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

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Basic Weighted Average Shares Outstanding	11,515,428	11,309,641	11,508,103	10,901,811
Effect of Dilutive Securities	—	—	—	—

Diluted Weighted Average Shares Outstanding	11,515,428	11,309,641	11,508,103	10,901,811

3. Inventories
     Components of inventory as of June 30, 2007 and December 31, 2006 are as follows:

	June 30,	December 31,
	2007	2006
Raw Materials	$788,590	$717,876
Finished Goods	2,032,596	1,942,222

Total Inventory	$2,821,186	$2,660,098

4. Line of Credit
     On March 23, 2007, we renewed our line of credit with a financial institution. The loan agreement provides for revolving borrowings by us of up to $2,750,000. We are permitted to borrow up to 80% of our eligible accounts receivable and up to 40% of our eligible inventory up to $600,000. Borrowings under the loan agreement are secured by accounts receivable, inventory and certain other assets. The annual interest rate payable on revolving borrowings under the loan agreement is the lender’s prime rate plus 75 basis points. The lender’s commitment to make revolving borrowings under the loan agreement expires on April 1, 2008. As of June 30, 2007, we had outstanding borrowings of $1,300,000 under this line of credit.
5. Long-Term Incentive Plan
     On May 24, 2007, the shareholders approved the adoption of a long term incentive plan (LTIP). The Company has reserved an aggregate of 1,000,000 Common Shares that can be awarded under the LTIP. The Compensation Committee may grant stock options, restricted stock, restricted stock units and performance based cash or stock based awards under the LTIP. No equity grants had been issued under the plan as of June 30, 2007.
     The Company’s 1997 Stock Option Plan terminated as to future grants on May 24, 2007. Immediately prior to termination of future grants, 489,856 shares were available for grant. No stock options were granted under the 1997 Stock Option Plan during 2007.
6. Recent Accounting Pronouncements
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
     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this report. The discussion that follows contains certain forward-looking statements relating to our anticipated future financial condition, operating results, cash flows and our current business plans. When we use words such as “may,” “might,” “will,” “should,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” “predict,” “forecast,” “projected,” “intend” or similar expressions, or make statements regarding our intent, belief, or current expectations, we are making forward-looking statements.
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
Overview and Recent Developments
     We operate in a single business segment the manufacture and distribution of hemodialysis concentrates, dialysis kits and ancillary products used in the kidney dialysis process. We have gained domestic market share each year since our inception in 1996. Our aggregate sales in the first half of 2007 increased 66% compared to the six months ended June 30, 2006. Our strategy is to continue to develop and expand our dialysis products business while at the same time developing new products including pharmaceutical products for this market.
     Our strategy is also to expand the geographic footprint of our business in North America. We realized a unique business opportunity to do so in the last quarter of 2006 and the first quarter of 2007 due to the exit of one of our competitors, Gambro, from the market. Concurrent with Gambro’s withdrawal from the concentrate business, we began to service many of the chain and independent clinics serviced by Gambro, including many clinics owned by DaVita, Inc., the second largest U.S. dialysis provider. During the first half of 2007, the number of clinics we service increased by over 50%.
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
     As a result of the dramatic increase in sales volume and the increased geographic diversity of the clinics we serve, we took actions during the first quarter of 2007 to ensure adequacy of product supply and uninterrupted order fulfillment for the new business we added. Our main initiative in this regard was to relocate one of our production facilities in a region where the additional business we acquired had outstripped our ability to properly supply, distribute and service the business. As a result of this relocation, we incurred costs aggregating approximately $500,000 for physical relocation, extra labor, plant start-up expenses, distribution start-up expenses, inventory write-offs and dual facility operating costs during the start-up period. Although these costs are not expected to recur at this location, we expect to incur similar types of costs in other regions as we continue to adjust our production and distribution facilities to meet new or changing demand.
     We are in the process of raising our average selling prices in 2007 in part to offset these additional costs and the higher costs of raw materials and fuel. In the second quarter of 2007, we implemented price increases with an overall weighted average annual impact on gross profit margins of approximately 6%. Price increases on other maturing contracts are expected to be renewed at higher-than-current rates throughout the remainder of 2007. If we are successful in implementing these increases, our gross profit margins may improve later in the year to levels at or above those experienced in 2006 and our gross profit should exceed our selling, general and administrative expense in those quarters. However, we could experience changes in our customer and product mix in future quarters that could negatively impact gross profit. Since we sell a wide range of products with varying profit margins and to customers with varying order patterns, we expect our gross profit and our gross profit margins to continue to vary period to period. As we add business in certain markets and regions in order to increase the scale of our business operations, we may incur additional costs that are greater than the additional revenue generated from these initiatives until we have achieved a scale of operations that are profitable.
     Increased operating costs that are subject to inflation, such as fuel and material costs, may not be recoverable through price increases to our customers if our competitors do not also raise prices. If we are not able to recover cost increases, it could materially adversely affect our business, financial condition and results of operations. We generally enter into short and medium term contracts of one to two years for our major raw materials and we generally enter into customer contracts of similar duration to mitigate our exposure to raw material and other cost increases.
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

Results of Operations for the Three and Six Months Ended June 30, 2007 and June 30, 2006
Sales
     Our sales in the second quarter of 2007 increased $4,678,990 or 79.7% to $10,548,243 compared to the second quarter of 2006. Our substantial revenue growth over the second quarter of 2006 was almost entirely due to domestic sales growth. Growth in our domestic business over the last year has been mainly due to the exit of Gambro from our market and the contraction of another competitor. Concurrent with Gambro’s exit from the concentrate market, we began to service a significant portion of the DaVita clinics formerly serviced by Gambro and have gained a substantial amount of new business from other dialysis providers over the last year.
     In comparison to the second quarter of 2007, our domestic sales grew by 80% or $4.5 million as a result of the additional volume from servicing these additional clinics. Sales to DaVita clinics represented approximately 70% of the total increase in domestic sales while growth in sales to other national chains, regional chains and other independent clinics increased by over 42% and represented slightly over 30% of the growth in domestic business.
     As a result of the foregoing factors, we have achieved increases in domestic market share over the last year. We are working to continue these increases and expect to realize continued domestic sales growth throughout 2007, primarily as a result of the same factors.
     International sales increased $200,000 or 56% in the second quarter of 2007 compared to the second quarter of 2006 and represented 5.2% of sales in the second quarter of 2007.
     Sales of our dialysis concentrate product lines, which represented 94% of our sales in the second quarter of 2007, increased approximately 80% in the second quarter of 2007 compared to the second quarter of 2006. The primary increase in sales was in our liquid and powder acid concentrate products, sales of which increased in excess of 100% predominantly due to a 133% increase in liquid acid gallons sold.
     Our sales in the first six months of 2007 were $20,022,625 and increased $7,991,469 or 66.4% over sales in the first six months of 2006. The increase in our sales in 2007 was largely due to the market share gains and domestic sales growth resulting from the exit of Gambro and the contraction of another competitor. Domestic sales increased by 80% over the first six months of 2006. Unit volume increases in our business accounted for approximately 92% of the sales increase in the first six months of 2006. The increase in first half 2007 sales was partially offset by a breach of contract settlement that increased sales by $755,000 in the first quarter of 2006. Our international sales were approximately 5% of total sales in the first half of 2007 and 6% of total sales in the first half of 2006.
Gross Profit
     Gross profit in the second quarter of 2007 was $1,117,036 or 10.6% of sales which represented an increase of $651,890 over the second quarter of 2006. Gross profit margins increased to 10.6% from 7.9% in the second quarter of 2006. The improvement was due to increasing volumes across all of our concentrate product lines resulting in increased volume in our facilities along with higher prices. The margin improvement was partially offset by higher raw material costs.
     Gross profit in the first six months of 2007 was $1,034,317 or 5.2% of sales compared to $1,248,455 or 10.4% of sales in the first six months of 2006. The decrease was due to additional costs incurred in the first quarter of 2007 to ensure adequacy of product supply and uninterrupted order fulfillment for the new clinics we are serving. These costs included the physical relocation of one of our facilities and start-up expenses while we operated two facilities serving the same region. Certain of the new business we added was in geographic areas that were distant from our facilities. In order to improve the margins on our new business we have and continue to expect to raise prices and to better position our supply chain to service this business. We anticipate that gross margins may fluctuate in future periods depending upon the timing of price increases compared to material cost increases and the cost of additional facility relocation or expansion.

     Gross profit in the first half of 2006 included a $755,000 breach of contract settlement recognized as revenue in the first quarter of 2006.
Selling, General and Administrative Expense
     Selling, general and administrative expense, or “SG&A”, for the second quarter of 2007 increased by $103,582 or 15% compared to the second quarter of 2006. We incurred higher costs for personnel, administration, information technology and other costs of operation in support of our 79.7% increase in sales. SG&A costs decreased as a percent of sales to 7.6% from 11.8% in the second quarter last year due to increased sales.
     Similarly, in the first six months of 2007, SG&A costs increased 15.4% or $203,669 but decreased as a percent of sales to 7.6% of sales from 11.0% of sales for the first six months of 2006. Most of our expense increase was due to increased costs to support our growth, including additional personnel and investments in additional information technology. In addition, we incurred increased marketing expenditures, sales commissions and other operating costs associated with our new business.
Research and Development Expense
     Research and product development expense was $761,539 or 7.2% of sales in the second quarter of 2007 compared to $1,311,085 or 22.3% of sales in the second quarter of 2006. R&D spending was entirely related to spending for product development and regulatory approval of Soluble Ferric Pyrophosphate, or “SFP”, our proprietary dialysate iron product used in the treatment of anemia.
     In the first six months of 2007, research and product development expense was $1,584,059 or 7.9% of sales compared to $1,759,822 or 14.6% of sales in the first six months of 2006. Costs incurred in 2006 were primarily for non-clinical testing of SFP. Expenditures in 2007 included expenditures for non-clinical testing and costs related to preparation for human clinical testing which is scheduled for the third quarter of 2007 following FDA review of our non-clinical studies.
     We currently anticipate SFP related expenses to be in the $2.5 to $3.0 million range for the remainder of 2007. The actual amount may vary, however, and will depend in large part on the timing of our clinical trial and other related product testing projects.
Interest Expense, Net
     Net interest expense was $34,335 and $49,951 in the second quarter and first six months of 2007, respectively, compared to net interest income of $30,817 and $32,689 in the same periods of 2006 due to increased borrowing under our line of credit.
     The interest income in 2006 was the result of the investment of the net proceeds of the stock offering that occurred in the first quarter of 2006.
Liquidity and Capital Resources
     We have two major areas of strategic focus in our business. First, we plan to develop our dialysis concentrate solutions and ancillary supply business. Second, we expect to expend substantial amounts in support of our clinical development plan and regulatory approval for SFP. Both of these initiatives require investments of substantial amounts of capital.

     During the first half of 2007, we used approximately $4.0 million in cash to fund operating and investing activities and repayment of long term debt. We used our available cash and borrowed $1.3 million on our line of credit to fund these various activities. Our accounts receivable increased by $1.2 million but we do not anticipate our accounts receivable to increase in the third quarter. Similarly, we do not anticipate any significant increases in our net working capital. We reduced our long term debt and capital lease obligations by $207,000 in the first half of 2007, which included $122,000 related to the final payments on a note payable that is now fully repaid.
     We also incurred certain large cash expenditures to support our 66% sales growth in the first half of 2007. We used approximately $500,000 in cash in the first quarter of 2007 to fund the relocation and start-up of a new facility. We also incurred approximately $500,000 in start-up costs for new business and increases in material costs in the first quarter of 2007. However, we have subsequently increased prices on about half of our business, thereby raising our overall margins and improving operating cash flow. Our dialysis products business showed substantial improvement in operating results compared to the first quarter with sales increasing 11.3% over the first quarter and gross profit margins increasing to 10.6%. In the second quarter, our cash requirements excluding our research and development costs were approximately equal to the cash generated from our operations. Going forward, if we continue to realize new business and price increases in excess of material cost increases as anticipated, we should generate increased cash flow from our core operations during the remainder of 2007, before research and development expenses.
     We expect to continue to expand our production and distribution network in the year ahead, which will require additional capital. We anticipate that we will enter into an equipment leasing arrangement to fund the majority of capital expenditures associated with facility expansions or additions. If we require additional working capital to support facility additions, we believe our current working capital line will be sufficient to meet our short term working capital needs.
     We expect that we will need to borrow additional funds and to raise additional capital in order to execute our strategic plan. The maximum amount of borrowing permitted under our working capital line is $2.75 million. As of June 30, 2007, we had borrowed $1,300,000 under our working capital line. The terms of our working capital line are discussed in Note 4 to the consolidated financial statements.
     In the first six months of 2007, our research and development costs were $1.6 million. Over the next year we anticipate spending approximately $5 - $6 million on SFP testing and approval. We expect to raise additional capital to fund these research and development expenditures.
     Our longer term pharmaceutical product development initiatives and regulatory approval work will also require sources of funding in addition to cash flows from our operations. In our efforts to obtain additional capital resources, we will evaluate both debt and equity financing as potential sources of funds. We will also evaluate alternative sources of business development funding, international marketing partners, sub-licensing of certain products for certain markets as well as other potential funding sources. Should we not be able to obtain additional financing, we may be forced to alter our strategy, delay spending on development initiatives or take other actions to conserve cash resources.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
          Our exposure to interest rate risk is limited to borrowings under our line of credit. Our borrowings under our line of credit were $1,300,000 as of June 30, 2007. A 100 basis point increase in the prime rate of our lending institution would increase annual interest expense by $13,000, assuming our borrowing level remained constant for the year.
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
PART II – OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
          At the Company’s annual meeting of its shareholders held May 24, 2007, the shareholders re-elected Mr. Ronald D. Boyd to the board of directors as a Class I director for a three year term expiring in 2010. Votes cast in favor totaled 10,737,530 while 38,593 votes were withheld.
          In addition, the shareholders approved the adoption of the Company’s 2007 Long Term Incentive Plan under which we reserved an aggregate of 1,000,000 of our Common Shares that can be awarded under the plan. Votes cast in favor were 3,340,095 while votes against were 411,538. Abstentions totaled 63,886 and broker non-votes totaled 6,960,604.
Item 6. Exhibits
     See Exhibit Index following signature page, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL MEDICAL TECHNOLOGIES, INC.
(Registrant)

Date: August 13, 2007	/s/ ROBERT L. CHIOINI

Robert L. Chioini
President, Chief Executive
Officer and Director (principal
executive officer) (duly authorized officer)

Date: August 13, 2007	/s/ THOMAS E. KLEMA

Thomas E. Klema
Vice President of Finance, Chief
Financial Officer, Treasurer and
Secretary (principal financial
officer and principal accounting officer)

10-Q EXHIBIT INDEX

Exhibit No.	Description

10.18	2007 Long Term Incentive Plan incorporated by reference to the Proxy Statement for the Annual Meeting of Shareholders filed on April 18, 2007

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934