Form 10-Q
period 2008-03-31
ROCKWELL MEDICAL TECHNOLOGIES INC
filed 2008-05-08
CIK 1041024

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☑ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 23, 2008
Common Stock, no par value	13,823,453 shares

Rockwell Medical Technologies, Inc.
Index to Form 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
As of March 31, 2008 and December 31, 2007

	MARCH 31,	DECEMBER 31,
	2008	2007
	(Unaudited)
ASSETS

Cash and Cash Equivalents	$10,641,217	$11,097,092
Accounts Receivable, net of a reserve of $82,000 in 2008 and $69,000 in 2007	4,145,041	4,687,229
Inventory	2,672,153	2,559,051
Other Current Assets	356,892	302,573

Total Current Assets	17,815,303	18,645,945

Property and Equipment, net	2,952,328	2,840,331
Intangible Assets	262,791	270,446
Goodwill	920,745	920,745
Other Non-current Assets	148,636	125,667

Total Assets	$22,099,802	$22,803,134

LIABILITIES AND SHAREHOLDERS’ EQUITY

Notes Payable & Capitalized Lease Obligations	$192,448	$194,239
Accounts Payable	3,418.258	2,982,899
Accrued Liabilities	1,029,197	1,122,737
Customer Deposits	197,548	337,396

Total Current Liabilities	4,837,451	4,637,271

Long Term Notes Payable & Capitalized Lease Obligations	149,268	204,837

Shareholders’ Equity:
Common Shares, no par value, 13,823,453 and 13,815,186 shares issued and outstanding	33,685,578	33,415,106
Common Share Purchase Warrants, 1,249,169 and 1,204,169 shares issued and outstanding	3,130,169	3,038,411
Accumulated Deficit	(19,702,664)	(18,492,491)

Total Shareholders’ Equity	17,113,083	17,961,026

Total Liabilities And Shareholders’ Equity	$22,099,802	$22,803,134

The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED INCOME STATEMENTS
For the three months ended March 31, 2008 and March 31, 2007
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2008	March 31, 2007
Sales	$12,412,037	$9,474,382
Cost of Sales	11,554,736	9,557,101

Gross Profit (Deficit)	857,301	(82,719)
Selling, General and Administrative	1,429,752	726,227
Research and Product Development	782,713	822,520

Operating (Loss)	(1,355,164)	(1,631,466)
Interest Expense (Income), net	(144,991)	15,049

Net (Loss)	$(1,210,173)	$(1,646,515)

Basic Earnings (Loss) per Share	($.09)	($.14)

Diluted Earnings (Loss) per Share	($.09)	($.14)
The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2008 and March 31, 2007
(Unaudited)

	2008	2007

Cash Flows From Operating Activities:
Net (Loss)	$(1,210,173)	$(1,646,515)
Adjustments To Reconcile Net Loss To Net Cash Used In Operating Activities:
Depreciation and Amortization	199,260	194,598
Loss on Disposal of Assets	431	—
Warrants issued for Services	91,758	—
Stock Option Compensation	242,981	—

Changes in Assets and Liabilities:
Decrease(Increase) in Accounts Receivable	542,188	(1,070,306)
Decrease (Increase) in Inventory	(113,102)	3,055
(Increase) in Other Assets	(77,288)	(64,473)

Increase in Accounts Payable	435,359	443,167
(Decrease) in Other Liabilities	(233,388)	(437,772)

Changes in Assets and Liabilities	553,769	(1,126,329)

Cash (Used) In Operating Activities	(121,974)	(2,578,246)

Cash Flows From Investing Activities:
Purchase of Equipment	(304,032)	(452,847)
Purchase of Intangible Assets	—	—

Cash (Used ) In Investing Activities	(304,032)	(452,847)

Cash Flows From Financing Activities:
Proceeds From Borrowings on Line of Credit	—	500,000
Issuance of Common Shares and Purchase Warrants	27,491	(31,918)
Payments on Notes Payable	(57,360)	(99,862)

Cash Provided (Used) By Financing Activities	(29,689)	368,220

(Decrease) In Cash	(455,875)	(2,662,873)
Cash At Beginning Of Period	11,097,092	2,662,873

Cash At End Of Period	$10,641,217	$-0-

Supplemental Cash Flow disclosure

	2008	2007
Interest Paid	$17,438	$21,351
Non-Cash Investing and Financing Activity — Equipment Acquired Under Capital Lease Obligations	-0-	$31,257
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
     We are regulated by the Federal Food and Drug Administration, or “FDA,” under the Federal Drug and Cosmetics Act, as well as by other federal, state and local agencies. We have received 510(k) approval from the FDA to market hemodialysis solutions and powders and to sell our Dri-Sate Dry Acid Concentrate product line and our Dri-Sate Mixer. We have also obtained global licenses for certain dialysis related drugs which we are developing and for which we are seeking FDA approval to market.
2. Summary of Significant Accounting Policies
Basis of Presentation
     Our consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiary, Rockwell Transportation, Inc. All intercompany balances and transactions have been eliminated. The accompanying consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America, or “GAAP,” and with the instructions to Form 10-Q and Rule 8-03 of Securities and Exchange Commission Regulation S-X as they apply to interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.
     In the opinion of our management, all adjustments have been included which are necessary to make the financial statements not misleading. All of these adjustments that are material are of a normal and recurring nature. Our operating results for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008. You should read our unaudited interim financial statements together with the financial statements and related footnotes for the year ended December 31, 2007 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 includes a description of our significant accounting policies.
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
     We require certain customers, mostly international customers, to pay for product prior to the transfer of title to the customer. Deposits received from customers and payments in advance for orders are recorded as liabilities under Customer Deposits until such time as orders are filled and title transfers to the customer consistent with our terms of sale. At March 31, 2008 and December 31, 2007 we had customer deposits of $197,548 and $337,396, respectively.

Research and Product Development
     We recognize research and product development costs as expenses are incurred. We incurred product development and research costs related to the commercial development, patent approval and regulatory approval of new products, including iron supplemented dialysate (SFP), aggregating approximately $783,000 and $823,000 in the first quarter of 2008 and 2007, respectively. We are conducting human clinical trials on SFP and we recognize the costs of these clinical trials as the costs are incurred and services are performed over the duration of the trials.
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

	Three months ended March 31,
	2008	2007
Basic Weighted Average Shares Outstanding	13,817,433	11,500,629
Effect of Dilutive Securities	—	—

Diluted Weighted Average Shares Outstanding	13,817,433	11,500,629

3. Inventory
     Components of inventory as of March 31, 2008 and December 31, 2007 are as follows:

	March 31,	December 31,
	2008	2007
Raw Materials	$1,105,966	$1,096,191
Finished Goods	1,566,187	1,462,860

Total Inventory	$2,672,153	$2,559,051

4. Line of Credit
     As a result of our strong cash position coupled with our intention to negotiate a broader credit agreement to cover our borrowing requirements related to business development and expansion, we allowed our current line of credit to expire on April 1, 2008. We are currently in the process of negotiating a new line of credit encompassing our broader borrowing requirements.
5. Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides guidance for using fair value to measure assets and liabilities. It also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value, and does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2007 and was adopted by the Company on January 1, 2008. SFAS 157 is effective for non-financial assets and liabilities for the Company’s financial statements for the year beginning January 1, 2009. The adoption of the provisions of this pronouncement related to financial assets and liabilities did not have a material impact on our financial condition or consolidated results of operations. We are currently assessing the impact of the provisions of this pronouncement as it relates to non-financial assets and liabilities.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, such as debt issuance costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and was adopted by the Company on January 1, 2008. The Company chose not to elect the fair value option as prescribed by SFAS 159 for its financial assets and liabilities that had not been previously carried at fair value. Therefore, material financial assets and liabilities not carried at fair value, such as the Company’s trade accounts receivable and payable are still reported at their face values. As a result, the adoption of the provisions of this pronouncement did not have a material impact on our financial condition or consolidated results of operations.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008, and will be adopted by the Company in the first quarter of 2009. The Company does not expect the adoption of SFAS 141R to have a material effect on its consolidated results of operations and financial condition.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward Looking Statements
     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this report. The discussion that follows contains certain forward-looking statements, including without limitation statements relating to our anticipated future financial condition, operating results, cash flows and our business plans, as well as the timing and cost of obtaining FDA approval of our new SFP product. When we use words such as “may,” “might,” “will,” “should,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” “predict,” “forecast,” “projected,” “intend” or similar expressions, or make statements regarding our intent, belief, or current expectations, we are making forward-looking statements.
     These forward-looking statements represent our outlook only as of the date of this report. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which are based on information available to us on the date of this report. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed in this report and from time to time in our other reports filed with the Securities and Exchange Commission, including, without limitation, in “Item 1A — Risk Factors” in our Form 10-K for the year ended December 31, 2007 and the following:

•	The dialysis provider market is highly concentrated in national and regional dialysis chains that account for the majority of our domestic revenue. Our business is substantially dependent on one of our customers that accounts for a substantial portion of our sales. The loss of this customer would have a material adverse effect on our results of operations and cash flows.

•	We operate in a very competitive market against substantially larger competitors with greater resources.

•	Our new drug product requires FDA approval and expensive clinical trials before it can be marketed.

•	Even if our new drug product is approved by the FDA it may not be successfully marketed.

•	We depend on government funding of healthcare.

•	We may not be successful in improving our gross profit margins and our business may remain unprofitable.

•	Orders from our international distributors may not result in recurring revenue.

•	We depend on key personnel.

•	Our business is highly regulated.

•	Foreign approvals to market our new drug products may be difficult to obtain.

•	Health care reform could adversely affect our business.

•	We may not have sufficient cash to fund SFP development in future years.

•	We may not have sufficient products liability insurance.

•	Our Board of Directors is subject to potential deadlock.

•	Shares eligible for future sale may affect the market price of our common shares.

•	The market price of our securities may be volatile.

•	Voting control and anti-takeover provisions reduce the likelihood that you will receive a takeover premium.

•	We do not anticipate paying dividends in the foreseeable future.
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
     Our strategy is also to expand the geographic footprint of our business in North America. We realized a unique business opportunity to do so in the last quarter of 2006 and the first quarter of 2007 due to the exit of one of our competitors, Gambro Healthcare, Inc., or Gambro, from the market. Concurrent with Gambro’s withdrawal from the concentrate business, we began to service many of the chain and independent clinics serviced by Gambro, including many clinics owned by DaVita, Inc., the second largest dialysis provider in the United States. As a result, during 2007, the number of clinics we service increased by over 50%. Largely as a result of the increase in serviced clinics, our sales increased by over 50% in 2007 compared to 2006 and by over 30% in the first quarter of 2008 compared to the first quarter of 2007.
     We intend to continue to increase the size of our customer portfolio in order to expand our production and distribution operations into regions where we previously had business but no production facility. We believe this strategic initiative will ultimately lead to efficiencies and economies of scale, and will position us for an adequate and sustainable return on investment. We anticipate that we will continue to gain domestic market share, though not as dramatically as in 2007.
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
     We continue to raise our average selling prices in 2008 to offset the higher costs of raw materials and fuel. While we raised prices on maturing contracts in 2007, we have not fully recovered the significant ongoing increases in fuel and key raw materials, which have generally reduced our gross profit margins. If we are successful in implementing price increases in 2008, our gross profit margins may continue to improve and increase the profitability of our core business operations. However, commodity markets, particularly diesel fuel and feedstock materials that are key raw materials and packaging components, continue to increase at higher than anticipated rates and may require higher than anticipated price increases. Increased operating costs that are subject to inflation, such as fuel and material costs, may not be recoverable through price increases to our customers if our competitors do not also raise prices. If we are not able to recover cost increases, it could materially adversely affect our gross profit, business, financial condition and results of operations. We generally enter into short and medium term contracts of one to two years for our major raw materials and we generally enter into customer contracts of similar duration to mitigate our exposure to raw material and other cost increases.
     We could also experience changes in our customer and product mix in future quarters that could negatively impact gross profit, since we sell a wide range of products with varying profit margins and to customers with varying order patterns. These changes in mix may cause our gross profit and our gross profit margins to vary period to period. As we add business in certain markets and regions in order to increase the scale of our business operations, we may incur additional costs that are greater than the additional revenue generated from these initiatives until we have achieved a scale of operations that is profitable.
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

     While the majority of our business is with domestic clinics that order routinely, certain major distributors of our products internationally have not ordered consistently, resulting in variation in our sales from period to period. We anticipate that we will realize substantial orders from time to time from our largest international distributors but we expect the size and frequency of these orders to fluctuate from period to period. These orders may increase in future quarters or may not recur at all.
     We are seeking to gain FDA approval for SFP, our iron supplemented dialysate product. We believe our SFP product, which has a unique method of action and other substantive benefits compared to current treatment options, has the potential to compete in the iron maintenance therapy market. The cost to obtain regulatory approval for a drug in the United States is expensive and can take several years. Due to the significant expenditures expected over the next several years, we expect to incur losses during the approval process.
Results of Operations for the Three Months Ended March 31, 2008 and March 31, 2007
Sales
     Sales in the first quarter of 2008 were $12.4 million, an increase of $2.9 million or 31% over the first quarter of 2007. Our revenue growth was due to domestic market share growth, higher product pricing and increased international sales. In 2007, we substantially increased our domestic market share following the exit of Gambro from our market. In 2007 and 2008, due in part to the aforementioned higher raw material, fuel and operating costs, we increased prices on maturing contractual arrangements. The increase in sales in the first quarter of 2008 was also due to an increase in orders of approximately $667,000 from large international distributors servicing Latin America.
     Sales of our dialysis concentrate product lines, which represented over 93% of our sales in the first quarter of 2008, increased approximately 32% in the first quarter of 2008 compared to the first quarter of 2007. Sales increased across all of our dialysis concentrate product lines, with 75% of our sales increase due to an increase in unit volumes and the remainder attributable to higher average selling prices compared to the first quarter of 2007.
Gross Profit
     Gross profit in the first quarter of 2008 increased by $940,000 compared to the first quarter of 2007. This increase in gross profit was due to a combination of higher prices, increased volume of products sold in 2008 and the effect of $500,000 in facility relocation costs incurred in the first quarter of 2007. Gross profit margins increased by 7.8% of sales compared to the first quarter of 2007, which was primarily due to price increases, the effect of the facility relocation costs in 2007 and increased unit sales. In order to improve our gross profit margins, we expect to continue to raise prices. We also expect to expand and adjust our production operations to better service our current and prospective business.
Selling, General and Administrative Expense
     Selling, general and administrative expense, or “SG&A,” during the first quarter of 2008 increased by $704,000 or 97% compared to the first quarter of 2007. The increase in SG&A was in part due to the addition of non-cash expenses for employee and director stock options and common share purchase warrants granted in late 2007, which aggregated $335,000. The remainder of the increase in operating expenses of $369,000 was due to costs incurred to support our business growth and development, including additional personnel costs of approximately $267,000 and investments in information technology resources.
Research and Development
     During the first quarter of 2008, research and development costs were $783,000 or 6.3% of sales compared to $823,000 or 8.7% of sales during the first quarter of 2007. Spending in both periods was primarily devoted to development and approval of SFP, our proprietary anemia drug used to treat iron deficiency in dialysis patients.

Spending in the first quarter of 2007 was primarily related to completion of our pre-clinical testing plan while spending in the first quarter of 2008 was primarily for human clinical testing and other development expenses. We anticipate total 2008 SFP related spending to be approximately $5.0 million.
Interest Income, Net
     Net interest income increased by $160,000 in the first quarter of 2008 compared to the first quarter of 2007. Interest income increased by $156,700 primarily due to investment income from our cash investments following our equity offering in late 2007.
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
     In 2007, we raised approximately $12.75 million in equity capital (net of related expenses) primarily for the purpose of funding the development and approval of SFP. This additional equity provided us with the capital to fund our clinical development plan. We expect to spend approximately $5.0 million on SFP development and testing in 2008. Our cash resources are sufficient to fund our foreseeable requirements for SFP in the year ahead. Should our testing and clinical trial expenses exceed our capital resources in the future, however, we will need to seek additional sources of financing to complete the FDA approval process for SFP.
     Our cash resources include cash generated from our business operations and the remaining proceeds from our November 2007 equity offering. As of March 31, 2008, we had $10.6 million in cash. During the first quarter of 2008, we used $122,000 in cash in our operations, compared to $2.6 million in the first quarter of 2007. The usage of cash in 2008 was primarily due to our net loss of $1.2 million, partially offset by non-cash charges for stock option expense, warrant expense and depreciation and amortization of $530,000. We reduced our accounts receivable by $540,000 and our accounts payable increased by $430,000, both of which increased cash available in the first quarter of 2008. The decrease in accounts receivable resulted from improved collection efforts and the timing of the receipt of certain cash payments at the end of the first quarter of 2008. Similarly, some of the increase in accounts payable is anticipated to be transitory due to the timing of the receipt of certain vendor shipments and related payment.
     We expect to add additional manufacturing facilities and equipment to continue expanding our production and distribution network in 2008, which will require additional capital. During the first quarter of 2008, our aggregate capital expenditures were $300,000. We anticipate that we will enter into equipment leasing arrangements and other lending arrangements to fund the majority of capital expenditures associated with facility expansions or additions. We also anticipate entering into a working capital line of credit that we believe will be sufficient to meet our short-term working capital requirements. Although we allowed our prior working capital line of credit to expire on April 1, 2008, we are currently in negotiations with various financial institutions for working capital and equipment financing arrangements and expect to complete these arrangements during the second quarter of 2008.
     We are currently a defendant in litigation with a former lessor who is seeking damages aggregating $1.7 million for breach of contract and related claims. We intend to vigorously defend against these claims. We are responsible for our legal costs. An adverse judgment or settlement in this matter could result in a significant cash expenditure.
     We believe our current and expected sources of liquidity and capital resources discussed above will be adequate to fund our cash requirements for 2008 and may be adequate for our longer term needs as well. However, we may need to raise additional capital in order to fully execute our strategic plan. In our efforts to obtain additional capital resources, we will evaluate both debt and equity financing as potential sources of funds. We will also evaluate alternative sources of business development funding, licensing agreements with international marketing partners, sub-licensing of certain products for certain markets as well as other potential funding sources. Should we not be able to obtain additional financing, we may be forced to alter our strategy, delay spending on development initiatives or take other actions to conserve cash resources.
Interest Rate Risk
     Our current exposure to interest rate risk is limited to changes in interest rates on short term investments of cash. As of March 31, 2008, we had invested $10,000,000 in commercial paper with a financial institution.
     A hypothetical 100 basis point increase or decrease in market interest rates for commercial paper would increase or reduce, respectively, our annualized interest income by approximately $100,000, assuming our cash level remained constant for the year.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Not applicable.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 13a-15 of the Securities Exchange Act of 1934, as amended that are designed to ensure that material information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure. In designing and evaluating the disclosure controls and procedures, we recognized that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
     As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting
     In the fourth quarter of 2007, we identified two material weaknesses in internal control over financial reporting. First, we identified a material weakness in our internal control for revenue recognition. In the first quarter of 2008, we modified our sales cut-off procedures to ensure that revenue was recognized in the correct period based on the date of transfer of title to the customer. Second, we identified a material weakness in our internal control over financial reporting due to incomplete and undocumented supervisory review of account reconciliations and closing procedures related to certain accrued liability and prepaid expense accounts primarily pertaining to non-recurring expenditures for product and clinical testing. In the first quarter of 2008, we have implemented review procedures that improve our review procedures and complete our closing procedures in a timely manner. Based on the actions described above, we believe that the two material weaknesses in internal control over financial reporting noted in the fourth quarter of 2007 have been remediated.
     Except as noted above, no changes were made to our internal control over financial reporting (as defined in Rule 13a-15 under the Exchange Act) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 6. Exhibits
     See Exhibit Index following signature page, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL MEDICAL TECHNOLOGIES, INC. (Registrant)
Date: May 8, 2008	/s/ ROBERT L. CHIOINI
Robert L. Chioini
President, Chief Executive Officer and Director (principal executive officer) (duly authorized officer)

Date: May 8, 2008	/s/ THOMAS E. KLEMA
Thomas E. Klema
Vice President of Finance, Chief Financial Officer, Treasurer and Secretary (principal financial officer and principal accounting officer)

10-Q EXHIBIT INDEX

Exhibit No.	Description

10.22	Lease Agreement dated March 19, 2008 between the Company and EZE Management Properties Limited Partners, filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934