Form 10-Q
period 2008-06-30
ROCKWELL MEDICAL TECHNOLOGIES INC
filed 2008-08-12
CIK 1041024

18United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
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
☑ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2008

Common Stock, no par value	13,834,953 shares

Rockwell Medical Technologies, Inc.
Index to Form 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
As of June 30, 2008 and December 31, 2007

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS

Cash and Cash Equivalents	$9,735,902	$11,097,092
Accounts Receivable, net of a reserve of $82,000 in 2008 and $69,000 in 2007	4,352,087	4,687,229
Inventory	2,712,486	2,559,051
Other Current Assets	458,715	302,573

Total Current Assets	17,259,190	18,645,945

Property and Equipment, net	3,179,529	2,840,331
Intangible Assets	256,021	270,446
Goodwill	920,745	920,745
Other Non-current Assets	148,636	125,667

Total Assets	$21,764,121	$22,803,134

LIABILITIES AND SHAREHOLDERS’ EQUITY

Notes Payable & Capitalized Lease Obligations	$192,466	$194,239
Accounts Payable	3,195,379	2,982,899
Accrued Liabilities	1,358,996	1,122,737
Customer Deposits	362,189	337,396

Total Current Liabilities	5,109,030	4,637,271

Long Term Notes Payable & Capitalized Lease Obligations	101,467	204,837

Shareholders’ Equity:
Common Shares, no par value, 13,834,953 and 13,815,186 shares issued and outstanding	33,976,532	33,415,106
Common Share Purchase Warrants, 1,394,169 and 1,204,169 warrants issued and outstanding	3,389,760	3,038,411
Accumulated Deficit	(20,812,668)	(18,492,491)

Total Shareholders’ Equity	16,553,624	17,961,026

Total Liabilities And Shareholders’ Equity	$21,764,121	$22,803,134

The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED INCOME STATEMENTS
For the three and six months ended June 30, 2008 and June 30, 2007
(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Sales	$12,182,336	$10,548,243	$24,594,373	$20,022,625
Cost of Sales	11,090,558	9,431,207	22,645,294	18,988,308

Gross Profit	1,091,778	1,117,036	1,949,079	1,034,317
Selling, General and Administrative	1,439,735	797,787	2,869,487	1,523,446
Research and Product Development	781,743	761,539	1,564.456	1,584,059

Operating (Loss)	(1,129,700)	(442,290)	(2,484,864)	(2,073,188)
Interest Expense (Income), net	(19,696)	34,335	(164,687)	49,951

Net (Loss)	$(1,110,004)	$(476,625)	$(2,320,177)	$(2,123,139)

Basic Earnings (Loss) per Share	($.08)	($.04)	($.17)	($.18)

Diluted Earnings (Loss) per Share	($.08)	($.04)	($.17)	($.18)
The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2008 and June 30, 2007
(Unaudited)

	2008	2007

Cash Flows From Operating Activities:
Net (Loss)	$(2,320,177)	$(2,123,139)
Adjustments To Reconcile Net Loss To Net Cash Used In Operating Activities:
Depreciation and Amortization	393,837	393,186
(Gain) on Disposal of Assets	(4,161)	—
Warrants issued for Services	192,142	—
Stock Option Compensation	491,320	—

Changes in Assets and Liabilities:
Decrease (Increase) in Accounts Receivable	335,142	(1,209,514)
(Increase) in Inventory	(153,435)	(161,088)
(Increase) in Other Assets	(19,904)	(30,602)
Increase in Accounts Payable	212,480	335,959
Increase (Decrease) in Other Liabilities	261,052	(346,036)

Changes in Assets and Liabilities	635,335	(1,411,281)

Cash (Used) In Operating Activities	(611,704)	(3,141,234)

Cash Flows From Investing Activities:
Purchase of Equipment	(714,449)	(674,292)

Cash (Used) In Investing Activities	(714,449)	(674,292)

Cash Flows From Financing Activities:
Proceeds From Borrowings on Line of Credit	—	1,300,000
Issuance of Common Shares and Purchase Warrants	70,106	59,585
Payments on Notes Payable	(105,143)	(206,932)

Cash Provided (Used) By Financing Activities	(35,037)	1,152,653

(Decrease) In Cash	(1,361,190)	(2,662,873)
Cash At Beginning Of Period	11,097,092	2,662,873

Cash At End Of Period	$9,735,902	$-0-

Supplemental Cash Flow disclosure

	2008	2007
Interest Paid	$30,995	$55,935
Non-Cash Investing and Financing Activity —
Equipment Acquired Under Capital Lease Obligations	-0-	$31,257
The accompanying notes are an integral part of the consolidated financial statements

Rockwell Medical Technologies, Inc. and Subsidiary
Notes to Consolidated Financial Statements
1. Description of Business
     We manufacture, sell and distribute hemodialysis concentrates and other ancillary medical products and supplies used in the treatment of patients with End Stage Renal Disease, or “ESRD”. We supply our products to medical service providers who treat patients with kidney disease. Our products are used to cleanse patients’ blood and replace nutrients lost during the kidney dialysis process. We primarily sell our products in the United States. References in these Notes to “the Company,” “we,” “our” and “us” are references to Rockwell Medical Technologies, Inc. and its subsidiaries.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
     Our consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiary, Rockwell Transportation, Inc. All intercompany balances and transactions have been eliminated. The accompanying consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America, or “GAAP,” and with the instructions to Form 10-Q and Securities and Exchange Commission Regulation S-X as they apply to interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.
     In the opinion of our management, all adjustments have been included which are necessary to make the financial statements not misleading. All of these adjustments that are material are of a normal and recurring nature. Our operating results for the three month and six month periods ended June 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008. You should read our unaudited interim financial statements together with the financial statements and related footnotes for the year ended December 31, 2007 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 includes a description of our significant accounting policies.
Revenue Recognition
     We recognize revenue at the time we transfer title to our products to our customers consistent with GAAP. Generally, we recognize revenue when our products are delivered to our customer’s location consistent with our terms of sale. We recognize revenue for international shipments when title has transferred consistent with standard terms of sale.
     We require certain customers, mostly international customers, to pay for product prior to the transfer of title to the customer. Deposits received from customers and payments in advance for orders are recorded as liabilities under Customer Deposits until such time as orders are filled and title transfers to the customer consistent with our terms of sale. At June 30, 2008 and December 31, 2007, we had customer deposits of $362,189 and $337,396, respectively.

Research and Product Development
     We recognize research and product development costs as expenses are incurred. We incurred product development and research costs related to the commercial development, patent approval and regulatory approval of new products, including iron supplemented dialysate (SFP), aggregating approximately $1,564,000 and $1,584,000 in the first six months of 2008 and 2007, respectively. We are conducting human clinical trials on SFP and we recognize the costs of these clinical trials as the costs are incurred and services are performed over the duration of the trials.
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

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Basic Weighted Average Shares Outstanding	13,826,208	11,515,428	13,821,812	11,508.103
Effect of Dilutive Securities	—	—	—	—

Diluted Weighted Average Shares Outstanding	13,826,208	11,515,428	13,821,812	11,508,103

3. Inventory
     Components of inventory as of June 30, 2008 and December 31, 2007 are as follows:

	June 30,	December 31,
	2008	2007
Raw Materials	$1,099,072	$1,096,191
Finished Goods	1,613,414	1,462,860

Total Inventory	$2,712,486	$2,559,051

4. Line of Credit
     As a result of our strong cash position coupled with our intention to negotiate a broader credit agreement to cover our borrowing requirements related to business development and expansion, we allowed our current line of credit to expire on April 1, 2008. We expect to negotiate a new working capital and equipment financing arrangement this year.
5. Fair Value Measurements
     On January 1, 2008, the Company adopted the methods of fair value as described in Statement of Financial Accounting Standards, or “SFAS”, No. 157, “Fair Value Measurements” (“SFAS 157”) to value its financial assets and liabilities. The adoption of the provisions of this pronouncement related to financial assets and liabilities did not have a material impact on our financial condition or consolidated results of operation. As defined in SFAS 157, fair value is based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In order to increase consistency and comparability in fair value measurements, SFAS 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

Level 1:	Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2:	Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

Level 3:	Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.
     In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value. The Company’s cash and cash equivalents are valued using Level 1 inputs in the fair value hierarchy as these short term investments are immediately available at the Company’s direction and without market risk to principal. The Company does not have other financial assets that would be characterized as Level 2 or Level 3 assets.
     SFAS 157 is effective for non-financial assets and liabilities for the year beginning January 1, 2009. We are currently assessing the impact of this pronouncement as it relates to non-financial assets and liabilities.
     The Company chose not to elect the fair value option as prescribed by SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities Including an Amendment of Financial Accounting Standards Board, or “FASB”, Statement No. 115” (“SFAS 159”) for its financial assets and liabilities that had not been previously carried at fair value. Therefore, material financial assets and liabilities not carried at fair value, such as the Company’s trade accounts receivable and payable are still reported at their face values.
     Although the Company has not elected the fair value option for financial assets and liabilities existing at January 1, 2008 or transacted in the six months ended June 30, 2008, any future transacted financial asset or liability will be evaluated for the fair value election as prescribed by SFAS 159 and valued under the provisions of SFAS 157.
6. Recent Accounting Pronouncements
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008, and will be adopted by the Company in the first quarter of 2009. We do not expect the adoption of SFAS 141R to have a material effect on our consolidated results of operations and financial condition.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this report. References in this report to “we,” “our” and “us” are references to Rockwell Medical Technologies, Inc. and its subsidiaries.
Forward Looking Statements
     The discussion that follows contains certain forward-looking statements, including without limitation statements relating to our anticipated future financial condition, operating results, cash flows and our business plans, as well as the timing and cost of obtaining FDA approval of our new SFP product. Also, when we use words such as “may,” “might,” “will,” “should,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” “predict,” “forecast,” “projected,” “intend” or similar expressions, or make statements regarding our intent, belief, or current expectations, we are making forward-looking statements.

     These forward-looking statements represent our outlook only as of the date of this report. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which are based on information available to us on the date of this report. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed in this report and from time to time in our other reports filed with the Securities and Exchange Commission, including, without limitation, in “Item 1A — Risk Factors” in our Form 10-K for the year ended December 31, 2007 and the following:
•	The dialysis provider market is highly concentrated in national and regional dialysis chains that account for the majority of our domestic revenue. Our business is substantially dependent on one of our customers that accounts for a substantial portion of our sales. The loss of this customer would have a material adverse effect on our results of operations and cash flows.

•	We operate in a very competitive market against substantially larger competitors with greater resources.

•	Our new drug product requires FDA approval and expensive clinical trials before it can be marketed.

•	Even if our new drug product is approved by the FDA it may not be successfully marketed.

•	We depend on government funding of healthcare.

•	We may not be successful in improving our gross profit margins and our business may remain unprofitable.

•	Orders from our international distributors may not result in recurring revenue.

•	We depend on key personnel.

•	Our business is highly regulated.

•	Foreign approvals to market our new drug products may be difficult to obtain.

•	Health care reform could adversely affect our business.

•	We may not have sufficient cash to fund clinical trials and drug approval efforts in future years.

•	We may not have sufficient product liability insurance.

•	Our Board of Directors is subject to potential deadlock.

•	Shares eligible for future sale may affect the market price of our common shares.

•	The market price of our securities may be volatile.

•	Voting control and anti-takeover provisions reduce the likelihood that you will receive a takeover premium.

•	We do not anticipate paying dividends in the foreseeable future.
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
     Our strategy is also to expand the geographic footprint of our business in North America. We realized a unique business opportunity to do so in the last quarter of 2006 and the first quarter of 2007 due to the exit of one of our competitors, Gambro Healthcare, Inc., or “Gambro”, from the market. Concurrent with Gambro’s withdrawal from the concentrate business, we began to service many of the chain and independent clinics serviced by Gambro, including many clinics owned by DaVita, Inc., the second largest dialysis provider in the United States. As a result, during 2007, the number of clinics we service increased by over 50%. Largely as a result of the increase in serviced clinics, our sales increased by over 50% in 2007 compared to 2006 and by 22.8% in the first six months of 2008 compared to the first six months of 2007.
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
     As a result of the increase in sales volume and the increased geographic diversity of the clinics we serve, we took actions during the first quarter of 2007 to ensure adequacy of product supply and uninterrupted order fulfillment for the new business we added. We expanded and relocated one of our production facilities in a region where the additional business we acquired had outstripped our ability to properly supply, distribute and service the business. As a result of this relocation, we incurred costs aggregating approximately $500,000 for physical relocation, extra labor, plant start-up expenses, distribution start-up expenses, inventory write-offs and dual facility operating costs during the start-up period. Although these costs are not expected to recur at this location, we expect to incur similar types of costs in other regions as we continue to adjust our production and distribution facilities to meet new or changing demand.
     We continue to raise our average selling prices in 2008 to offset the higher costs of raw materials and fuel. While we raised prices on maturing contracts in 2007, we have not fully recovered the significant ongoing increases in fuel and key raw materials, which have generally reduced our gross profit margins. If we are successful in implementing price increases in 2008 and beyond, our gross profit margins may improve and increase the profitability of our core business operations. However, commodity markets, particularly diesel fuel and feedstock materials that are key raw materials and packaging components, continue to increase at higher than anticipated rates and may require higher than anticipated price increases. Increased operating costs that are subject to inflation, such as fuel and material costs, may not be recoverable through price increases to our customers if our competitors do not also raise prices. If we are not able to recover cost increases, it could materially adversely affect our gross profit, business, financial condition and results of operations. We generally enter into short and medium term contracts of one to two years for our major raw materials as feasible and we generally enter into customer contracts of one year or less duration to mitigate our exposure to raw material and other cost increases.
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
     We are seeking to gain FDA approval for SFP, our iron supplemented dialysate product. We believe our SFP product, which has a unique method of action and other substantive benefits compared to current treatment options, has the potential to compete in the iron maintenance therapy market. The cost to obtain regulatory approval for a drug in the United States is expensive and the approval process can take several years. Due to the significant expenditures expected over the next several years, we expect to incur losses during the approval process.
Results of Operations for the Three and Six Months Ended June 30, 2008 and June 30, 2007
Sales
     Sales in the second quarter of 2008 were $12.1 million, an increase of $1.6 million or 15.5% over the second quarter of 2007. Our sales growth was due to domestic market share growth coupled with higher product pricing. In 2007, we substantially increased our domestic market share following the exit of Gambro from our market. In both 2007 and 2008, we increased prices on maturing contractual arrangements due to rising fuel and material cost increases.
     Sales of our dialysis concentrate product lines, which represented over 93% of our sales in the second quarter of 2008, increased approximately 15% in the second quarter of 2008 compared to the second quarter of 2007. Sales increased across all of our dialysis concentrate product lines, with 75% of our sales increase due to an increase in unit volumes and the remainder attributable to higher average selling prices compared to the second quarter of 2007.
     Sales in the first six months of 2008 were $24.6 million, which represented a $4.6 million or 22.8% increase over the first six months of 2007. We increased our domestic market share with domestic sales 19% higher than the first six months of 2007. Overall, approximately 75% of our sales increase in the first six months of 2008 compared to 2007 has been due to unit volume growth with the remainder attributable to higher prices. International sales increased by 94% during the first six months of 2008 to $1.9 million compared to the comparable period of 2007.

Gross Profit
     Gross profit in the second quarter of each of 2008 and 2007 was $1.1 million. Gross profit margins were 9.0% in the second quarter compared to 10.6% in the second quarter of 2007 with the decrease reflective of significantly higher costs for fuel, key raw material ingredients in our products and other operating costs that more than offsetting the effect of our price increases.
     Gross profit for the first six months of 2008 was $1.9 million, an increase of $0.9 million compared to the first six months of 2007. Gross profit margins increased to 7.9% in the first half of 2008 compared to 5.2% in the first half of 2007. Improvement in gross profit was due to a combination of higher prices, increased volume of products sold in 2008 and the effect of $500,000 in facility relocation costs incurred in the first quarter of 2007. In order to improve our gross profit margins, we expect to continue to raise prices. We also expect to expand and adjust our production operations to better service our current and prospective business.
Selling, General and Administrative Expense
     Selling, general and administrative expense, or “SG&A,” during the second quarter of 2008 increased by $0.6 million or 80% compared to the second quarter of 2007 and during the first six months of 2008 increased $1.3 million or 88% compared to the first six months of 2007.
     The increases in SG&A were due in part to the addition of non-cash expenses for employee and director stock options and common share purchase warrants granted in late 2007, which aggregated $.3 million and $0.7 million in the three months and six months ended June 30, 2008, respectively. The remaining increases in operating expenses were due to costs incurred to support our business growth and development, including additional personnel costs of approximately $.25 million and $0.5 million in the three months and six months ended June 30, 2008, respectively, and investments in information technology resources.
Research and Development
     Research and development costs were $0.8 million in the second quarter of each of 2008 and 2007 and were $1.6 million in the first six months of each of 2008 and 2007. Spending in all periods was primarily devoted to development and approval of SFP, our proprietary anemia drug used to treat iron deficiency in dialysis patients. Spending in the first half of 2007 was primarily related to completion of our pre-clinical testing plan while spending in the first half of 2008 was primarily for human clinical testing and other development expenses. We anticipate total SFP related spending to increase during the second half of 2008, but to be below our previous estimate of $5,000,000 for fiscal 2008.
Interest Income, Net
     Net interest income increased by $0.1 million and $0.2 million in the second quarter and six months ended June 30, 2008, respectively, compared to the comparable periods of 2007 primarily due to investment income from our cash investments following our equity offering in late 2007 and, to a lesser extent, to a decrease in interest expense because of lower overall borrowings.
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

     In 2007, we raised approximately $12.75 million in equity capital (net of related expenses) primarily for the purpose of funding the clinical development and FDA approval of SFP. We expect to spend between $4 million and $5 million on SFP development and testing over the next year. We believe our cash resources are sufficient to fund our foreseeable requirements for SFP and ordinary course operating requirements in the year ahead. Should our testing and clinical trial expenses exceed our capital resources in the future, however, we will need to seek additional sources of financing to complete the FDA approval process for SFP.
     Our cash resources include cash generated from our business operations and the remaining proceeds from our November 2007 equity offering. As of June 30, 2008, we had $9.7 million in cash. Through the first six months of 2008, we used $1.4 million in cash which included $0.7 million in capital expenditures. During the first half of 2008, we used $0.6 million in cash in our operations, compared to $3.1 million in the first half of 2007. The usage of cash in 2008 was primarily due to our net loss of $2.3 million, partially offset by non-cash charges for stock option expense and warrant expense totaling $0.7 million and depreciation and amortization of $.4 million. We reduced our accounts receivable by $0.3 million, our accounts payable increased by $0.2 million and our other liabilities increased by $0.3 million. The decrease in accounts receivable resulted from improved collection efforts and the timing of the receipt of certain cash payments. Similarly, some of the increase in accounts payable is anticipated to be transitory due to the timing of the receipt of certain vendor shipments and related payment. Other liabilities increased due to accrued expenses associated with research and development which are expected to be funded in the third quarter.
     We expect to add additional manufacturing equipment and one or more facilities to continue expanding our production and distribution network which will require additional capital. We anticipate that we will enter into equipment leasing arrangements and other lending arrangements to fund the majority of capital expenditures associated with facility expansions or additions. As we had no foreseeable borrowing requirements under our line of credit, we allowed our prior working capital line of credit to expire on April 1, 2008. We expect to negotiate a new working capital and equipment financing arrangement this year.
     We are currently a defendant in litigation with a former lessor who is seeking damages aggregating $1.1 million for breach of contract and related claims. We intend to vigorously defend against these claims. We are responsible for our legal costs. Although related expenditures to date have not been material, an adverse judgment or settlement in this matter could result in a significant cash expenditure.
     We believe our current and expected sources of liquidity and capital resources discussed above will be adequate to fund our cash requirements through 2009. However, we may need to raise additional capital in order to fully execute our strategic plan. In our efforts to obtain additional capital resources, we will evaluate both debt and equity financing as potential sources of funds. We will also evaluate alternative sources of business development funding, licensing agreements with international marketing partners, sub-licensing of certain products for certain markets as well as other potential funding sources. Should we not be able to obtain additional financing, we may be forced to alter our strategy, delay spending on development initiatives or take other actions to conserve cash resources.
Interest Rate Risk
     Our current exposure to interest rate risk is limited to changes in interest rates on short term investments of cash. As of June 30, 2008, we had invested $8.5 million in commercial paper with a financial institution.
     A hypothetical 100 basis point increase or decrease in market interest rates for commercial paper would increase or reduce, respectively, our annualized interest income by approximately $0.1 million, assuming our cash level remained constant for the year.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 13a-15 of the Securities Exchange Act of 1934, as amended, that are designed to ensure that material information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required financial disclosure. In designing and evaluating the disclosure controls and procedures, we recognized that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.
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
PART II — OTHER INFORMATION
Item 1A. Risk Factors
     For information regarding risk factors affecting us, see “Risk Factors” in Item 1A of Part I of our 2007 Annual Report on Form 10-K. There have been no material changes to the risk factors described in such Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On May 28, 2008, we entered into an advisory agreement with Capitol Securities Management, Inc. pursuant to which we issued warrants to acquire 100,000 shares of our common stock in a private placement exempt from registration under Section 4(2) of the Securities Act. The Warrants were issued as compensation for the investor relations consulting services to be rendered under the agreement. Capitol is a financially sophisticated accredited investor who had access to information relating to the investment, the warrants were sold in a manner not involving general solicitation or advertising and the warrants and underlying shares are subject to customary restrictions on transfer.

     The warrants were immediately earned and will become exercisable on May 28, 2009. The warrants will expire on the earlier of (i) May 28, 2012, or (ii) the termination of the agreement prior to May 28, 2009 (A) by us due to a material breach of the agreement by Capitol or (B) by Capitol. The warrants have an exercise price of $9.00 per share. Warrants may be exercised in whole or in part at any time until their expiration by the submission of an exercise notice accompanied by payment of the exercise price in cash or certified check or by cashless exercise. We have agreed to use reasonable commercial efforts to register, under the Securities Act of 1933, the shares to be issued upon exercise of the warrants. To the extent the shares issuable upon exercise are not registered prior to issuance, they will bear a legend restricting transfer.
     The terms and conditions of the warrants will be set forth in a separate agreement containing terms and conditions set forth above and such other terms and conditions as are mutually acceptable to us and Capitol.
Item 4. Submission of Matters to a Vote of Security Holders
          At our annual meeting of shareholders held May 23, 2008, the shareholders re-elected Mr. Kenneth L. Holt to the board of directors as a Class II director for a three year term expiring in 2011. Votes cast in favor totaled 11,494,309 while 956,523 votes were withheld.
          Shareholders approved an amendment to the Articles of Incorporation to increase the number of authorized common shares by 20,000,000 to an aggregate of 40,000,000. Votes cast in favor were 10,856,797 while votes against were 1,489,098. Abstentions totaled 104,935 and there were no broker non-votes.
          In addition, the shareholders approved an amendment of our 2007 Long Term Incentive Plan to increase the shares reserved under the plan by 750,000 common shares. Votes cast in favor were 4,917,044 while votes against were 1,396,434. Abstentions totaled 81,946 and broker non-votes totaled 6,055,406.
Item 6. Exhibits
     See Exhibit Index following signature page, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKWELL MEDICAL TECHNOLOGIES, INC. (Registrant)
Date: August 12, 2008	/s/ ROBERT L. CHIOINI
Robert L. Chioini
President and Chief Executive Officer (principal executive officer) (duly authorized officer)

Date: August 12, 2008	/s/ THOMAS E. KLEMA
Thomas E. Klema
Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

10-Q EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation, dated as of June 4, 2008

10.23	Amendment No. 1 to Rockwell Medical Technologies, Inc. 2007 Long Term Incentive Plan, filed as an exhibit to the Company’s Current Report on Form 8-K dated May 30, 2008 and incorporated herein by reference

10.24	Advisory Agreement dated May 28, 2008 between the Company and Capitol Securities Management, Inc.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934