Form 10-K/A
period 2008-12-31
ROCKWELL MEDICAL TECHNOLOGIES INC
filed 2009-04-20
CIK 1041024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
SIGNATURES
EXHIBIT INDEX TO FORM 10-K/A
EX-31.1
EX-31.2

Explanatory Note
We are amending our Annual Report on Form 10-K (the “Original Filing”) for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission on March 16, 2009. This Amendment No. 1 is being filed to amend Item 12 (“Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”), specifically to amend the table and add related narrative disclosure under the heading “Securities Authorized for Issuance Under Equity Compensation Plans.”
This Amendment No. 1 does not modify or update other disclosures in the Original Filing, and, accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The required information will be contained in the Proxy Statement under the caption “Voting Securities and Principal Holders” and is incorporated herein by reference.
Securities Authorized for Issuance Under Equity Compensation Plans
     The following information is provided as of December 31, 2008 with respect to our existing compensation plans, including individual compensation arrangements, under which our equity securities are authorized for issuance:

	(a)	(b)	(c)
	Number of	Weighted-	Number of securities
	securities to	average	remaining available for
	be issued upon	exercise price of	future issuance under
	exercise	outstanding	equity compensation
	of outstanding	options	plans
	options,	warrants and	(excluding securities
Plan Category	warrants and rights	rights	reflected in column (a))
Equity compensation plans approved by security holders	4,063,031	$3.44	435,000
Equity compensation plans not approved by security holders	1,075,000	$5.55	-0-

Total	5,138,031	$3.88	435,000
     In 2007 and 2008, we issued warrants to purchase Common Shares pursuant to compensation arrangements with four non-employee consultants who provide (or provided) services to us, including providing investor relations consulting services and introducing the Company to potential licensing partners and acquisition candidates and acting as a liaison to the equity investment community. These were not issued under a preexisting plan and shareholder approval for these transactions was not required or sought.
     As of October 3, 2007, we entered into a consulting agreement pursuant to which we have issued warrants to acquire 135,000 Common Shares. The warrants were earned at the rate of 15,000 warrants per month of service. The first 90,000 warrants that were earned have an exercise price of $7.00 per share and the remaining 45,000 warrants have an exercise price of $7.50 and in each case are exercisable for cash. The warrants expire at the close of business on October 3, 2011. These warrants become exercisable on the first anniversary of the date on which they are earned and may be exercised in whole or in part at any time until their expiration. We have agreed to use reasonable commercial efforts to register the shares to be issued upon exercise of the warrants under the Securities Act of 1933.
     On November 28, 2007, we entered into an agreement pursuant to which we issued warrants to acquire 80,000 Common Shares at an exercise price of $10.00 per share, exercisable for cash at any time during the period from November 28, 2008 to November 28, 2012. The Common Shares underlying these warrants have been registered for resale by the holder under the Securities Act of 1933.
     On May 28, 2008, we entered into an advisory agreement pursuant to which we issued warrants to acquire 100,000 Common Shares. The warrants were immediately earned and will become exercisable on May 28, 2009. The warrants will expire on the earlier of (i) May 28, 2012, or (ii) the termination of the agreement prior to May 28, 2009 (A) by us due to a material breach of the agreement by the consultant or (B) by the consultant. The warrants have an exercise price of $9.00 per share and may be exercised on a cashless basis or for cash. We have agreed to use reasonable commercial efforts to register the shares to be issued upon exercise of the warrants under the Securities Act of 1933.
     On September 30, 2008, we entered into an advisory agreement pursuant to which we issued warrants to acquire 60,000 Common Shares. The warrants are earned in 20,000 share increments on September 30, 2008, January 1, 2009 and July 1, 2009. To the extent earned, the warrants become exercisable on January 1, 2010 and will expire on September 30, 2012. Upon a termination of the agreement (A) by us due to a material breach of the agreement by the consultant or (B) by the consultant, any unearned warrants at the time of such termination will expire. The warrants have an exercise price of $6.50 per share and may be exercised on a cashless basis or for cash.
     In November 2008, the Company entered into an advisory agreement, as amended, pursuant to which we issued warrants to acquire a total of 700,000 Common Shares. All of the warrants were immediately earned. Warrants to purchase 300,000 Common Shares at an exercise price of $1.99 per share will become exercisable on November 5, 2009, and will expire on the earlier of (i) November 5, 2011, or (ii) the termination of the agreement prior to November 5, 2009 (A) by us due to a material breach of the agreement by the consultant or (B) by the consultant. Warrants to purchase 400,000 Common Shares will become exercisable on November 5, 2010, and will expire on the earlier of (i) November 5, 2011, or (ii) the termination of the agreement prior to November 5, 2010 (A) by us due to a material breach of the agreement by the consultant or (B) by the consultant. One-half of these warrants have an exercise price of $4.54, and the remainder have an exercise price of $7.00 per share. The warrants are exercisable only for cash. We have agreed to use reasonable commercial efforts to register the shares to be issued upon exercise of the warrants under the Securities Act of 1933.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL MEDICAL TECHNOLOGIES, INC. (Registrant)

By:	/s/ ROBERT L. CHIOINI
Robert L. Chioini
President and Chief Executive Officer Date: April 20, 2009

EXHIBIT INDEX TO FORM 10-K/A
     The following documents are filed as part of this Amendment No. 1 on Form 10-K/A. Our Commission file number is 000-23-661.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).