Form 10-Q
period 2009-03-31
ROCKWELL MEDICAL TECHNOLOGIES INC
filed 2009-05-11
CIK 1041024

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009
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
☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes ☐ No
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
☐ Yes ☑ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2009
Common Stock, no par value	14,132,712 shares

Rockwell Medical Technologies, Inc.
Index to Form 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
As of March 31, 2009 and December 31, 2008

	March 31, 2009	December 31,
	(Unaudited)	2008
ASSETS
Cash and Cash Equivalents	$3,353,468	$5,596,645
Accounts Receivable, net of a reserve of $83,000 in 2009 and $97,000 in 2008	4,869,201	5,229,656
Inventory	2,815,829	3,161,625
Other Current Assets	484,898	440,765

Total Current Assets	11,523,396	14,428,691

Property and Equipment, net	3,263,906	3,249,003
Intangible Assets	235,305	240,656
Goodwill	920,745	920,745
Other Non-current Assets	123,387	120,887

Total Assets	$16,066,739	$18,959,982

LIABILITIES AND SHAREHOLDERS’ EQUITY

Notes Payable & Capitalized Lease Obligations	$139,202	$176,850
Accounts Payable	3,834,491	5,210,972
Accrued Liabilities	1,240,579	1,464,828
Customer Deposits	208,751	245,186

Total Current Liabilities	5,423,023	7,097,836

Long Term Notes Payable & Capitalized Lease Obligations	28,976	41,203

Shareholders’ Equity:
Common Shares, no par value, 14,132,712 and 14,104,690 shares issued and outstanding	35,172,916	34,799,093
Common Share Purchase Warrants, 2,134,169 and 2,114,169 warrants issued and outstanding	3,513,815	3,378,398
Accumulated Deficit	(28,071,991)	(26,356,548)

Total Shareholders’ Equity	10,614,740	11,820,943

Total Liabilities And Shareholders’ Equity	$16,066,739	$18,959,982

The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED INCOME STATEMENTS
For the three months ended March 31, 2009 and March 31, 2008
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008
Sales	$12,796,772	$12,412,037
Cost of Sales	11,603,825	11,694,736

Gross Profit	1,192,947	717,301
Selling, General and Administrative	1,560,815	1,289,752
Research and Product Development	1,338,310	782,713

Operating (Loss)	(1,706,178)	(1,355,164)
Interest Expense (Income), net	9,265	(144,991)

Net (Loss)	$(1,715,443)	$(1,210,173)

Basic Earnings (Loss) per Share	($.12)	($.09)

Diluted Earnings (Loss) per Share	( $.12)	($.09)
The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2009 and March 31, 2008
(Unaudited)

	2009	2008

Cash Flows From Operating Activities:
Net (Loss)	$(1,715,443)	$(1,210,173)
Adjustments To Reconcile Net Loss To Net Cash Used In Operating Activities:
Depreciation and Amortization	227,373	199,260
Loss (Gain) on Disposal of Assets	(5,121)	431
Share Based Compensation — Non-employee Warrants	135,417	91,758
Share Based Compensation — Employees	373,823	242,981

Changes in Assets and Liabilities:
Decrease in Accounts Receivable	360,455	542,188
Decrease (Increase) in Inventory	345,796	(113,102)
(Increase) in Other Assets	(46,633)	(77,288)
Increase (Decrease) in Accounts Payable	(1,376,481)	435,359
(Decrease) in Other Liabilities	(260,684)	(233,388)

Changes in Assets and Liabilities	(977,547)	553,769

Cash (Used) In Operating Activities	(1,961,498)	(121,974)

Cash Flows From Investing Activities:
Purchase of Equipment	(234,563)	(304,032)
Proceeds on Sale of Assets	5,121	—
Purchase of Intangible Assets	(2,362)	—

Cash (Used ) In Investing Activities	(231,804)	(304,032)

Cash Flows From Financing Activities:
Issuance of Common Shares and Purchase Warrants	—	27,491
Payments on Notes Payable	(49,875)	(57,360)

Cash (Used) By Financing Activities	(49,875)	(29,869)

(Decrease) In Cash	(2,243,177)	(455,875)
Cash At Beginning Of Period	5,596,645	11,097,092

Cash At End Of Period	$3,353,468	$10,641,217

Supplemental Cash Flow disclosure

	2009	2008
Interest Paid	$9,265	$17,438
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
     We are regulated by the Federal Food and Drug Administration, or “FDA,” under the Federal Drug and Cosmetics Act, as well as by other federal, state and local agencies. We have received 510(k) approval from the FDA to market hemodialysis solutions and powders and to sell our Dri-Sate Dry Acid Concentrate product line and our Dri-Sate Mixer. We have also obtained global licenses for certain dialysis related drugs which we are developing and for which we are seeking FDA approval to market. We plan to devote substantial resources to the development, clinical testing and FDA approval of our lead drug candidate.
2. Summary of Significant Accounting Policies
Basis of Presentation
     Our consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiary, Rockwell Transportation, Inc. All intercompany balances and transactions have been eliminated. The accompanying consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America, or “GAAP,” and with the instructions to Form 10-Q and Securities and Exchange Commission Regulation S-X as they apply to interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.
     In the opinion of our management, all adjustments have been included which are necessary to make the financial statements not misleading. All of these adjustments that are material are of a normal and recurring nature. Our operating results for the three month period ended March 31, 2009 is not necessarily indicative of the results to be expected for the year ending December 31, 2009. You should read our unaudited interim financial statements together with the financial statements and related footnotes for the year ended December 31, 2008 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 includes a description of our significant accounting policies.
Revenue Recognition
     We recognize revenue at the time we transfer title to our products to our customers consistent with GAAP. Generally, we recognize revenue when our products are delivered to our customer’s location consistent with our terms of sale. We recognize revenue for international shipments when title has transferred consistent with standard terms of sale.
     We require certain customers, mostly international customers, to pay for product prior to the transfer of title to the customer. Deposits received from customers and payments in advance for orders are recorded as liabilities under Customer Deposits until such time as orders are filled and title transfers to the customer consistent with our terms of sale. At March 31, 2009 and December 31, 2008, we had customer deposits of $208,751 and $245,186, respectively.
Research and Product Development
     We recognize research and product development costs as expenses are incurred. We incurred product development and research costs related to the commercial development, patent approval and regulatory approval of new products, including iron supplemented dialysate (“SFP”), aggregating approximately $1.3 million and $0.8 million in the first three months of 2009 and 2008, respectively. We are conducting human clinical trials on SFP and we recognize the costs of these clinical trials as the costs are incurred and services are performed over the duration of the trials.
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

	Three months ended March 31,
	2009	2008
Basic Weighted Average Shares Outstanding	13,979,325	13,817,433
Effect of Dilutive Securities	—	—

Diluted Weighted Average Shares Outstanding	13,979,325	13,817,433

Reclassifications
The Company has reclassified certain expenses from Selling, General and Administrative Expense to Cost of Sales in the 2008 consolidated income statement to conform with the current year presentation. The impact of the change was not material.
3. Inventory
     Components of inventory as of March 31, 2009 and December 31, 2008 are as follows:

	March 31,	December 31,
	2009	2008
Raw Materials	$919,256	$1,316,875
Work in Process	312,737	291,937
Finished Goods	1,583,836	1,552,813

Total	$2,815,829	$3,161,625

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this report. References in this report to “we,” “our” and “us” are references to Rockwell Medical Technologies, Inc. and its subsidiaries.
Forward-Looking Statements
     We make forward-looking statements in this report and may make such statements in future filings with the Securities and Exchange Commission, or SEC. We may also make forward-looking statements in our press releases or other public or shareholder communications. Our forward-looking statements are subject to risks and uncertainties and include information about our expectations and possible or assumed future results of our operations. When we use words such as “may,” might,” “will,” “should,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” “predict,” “forecast,” “projected,” “intend,” or similar expressions, or make statements regarding our intent, belief, or current expectations, we are making forward-looking statements. Our forward looking statements also include, without limitation, statements about our competitors, statements regarding the timing and costs of obtaining FDA approval of our new SFP product and statements regarding our anticipated future financial condition, operating results, cash flows and business plans.
     We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which are based on information available to us on the date of this report or, if made elsewhere, as of the date made. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed below and elsewhere in this report, and from time to time in our other reports filed with the Securities and Exchange Commission, including, without limitation, in “Item 1A — Risk Factors” in our Form 10-K for the year ended December 31, 2008.
•	The dialysis provider market is highly concentrated in national and regional dialysis chains that account for the majority of our domestic revenue. Our business is substantially dependent on one of our customers that accounts for a significant portion of our sales. The loss of this customer would have a material adverse effect on our results of operations and cash flows.

•	We operate in a very competitive market against substantially larger competitors with greater resources.

•	Our new drug product requires FDA approval and expensive clinical trials before it can be marketed.

•	Even if our new drug product is approved by the FDA it may not be successfully marketed.

•	We may not be successful in improving our gross profit margins and our business may remain unprofitable.

•	We depend on government funding of healthcare.

•	We may not have sufficient cash to fund future growth or SFP development.

•	Orders from our international distributors may not result in recurring revenue.

•	We depend on key personnel.

•	Our business is highly regulated.

•	We depend on contract research organizations and consultants to manage and conduct our clinical trials and if they fail to follow our protocol or meet FDA regulatory requirements our clinical trial data and results could be compromised causing us to delay our development plans or have to do more testing than planned.

•	Foreign approvals to market our new drug products may be difficult to obtain.

•	Health care reform could adversely affect our business.

•	We may not have sufficient products liability insurance.

•	Our Board of Directors is subject to potential deadlock.

•	Shares eligible for future sale may affect the market price of our common shares.

•	The market price of our securities may be volatile.

•	Voting control and anti-takeover provisions reduce the likelihood that you will receive a takeover premium.

•	We do not anticipate paying dividends in the foreseeable future.
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
Overview and Recent Developments
     We operate in a single business segment, the manufacture and distribution of hemodialysis concentrates, dialysis kits and ancillary products used in the kidney dialysis process. We have gained domestic market share each year since our inception in 1996. Our sales grew approximately 80% over the two years ending December 31, 2008. Our domestic sales in the first quarter of 2009 increased approximately 5.5% compared to the first quarter of last year. Our strategy is to continue to develop and expand our dialysis products business while at the same time developing new products, including pharmaceutical products for the renal market.
     As we experienced substantial sales growth over the last two years, we also experienced unprecedented increases in the costs for chemicals, packaging materials and fuel. Although we raised our prices over this period, the price increases did not keep pace with the cost increases. As a result, our gross profit and gross profit margins decreased significantly.
     We took actions in the last quarter of 2008 that improved our margins in the first quarter of 2009, including raising prices, changing vendors, changing our product mix and reducing operating costs. Softening of commodity prices also contributed to the recovery of our losses in gross profit margin over the last two years.
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

     We are continuing the FDA approval process for our iron supplemented dialysate product, SFP. We believe our SFP product, which has a unique method of action and other substantive benefits compared to current treatment options, has the potential to compete successfully in the iron maintenance therapy market. However, the cost to obtain regulatory approval for a drug in the United States is expensive and can take several years. We currently expect to spend approximately $4 million in 2009 to complete our Phase IIb clinical trials and other related development costs. Once we complete the Phase II clinical study, we will seek FDA approval to commence a Phase III clinical trial. We anticipate that costs to complete clinical trials and to obtain FDA approval to market SFP from 2010 until such approval may total approximately $15 million depending on the duration and size of the studies required.
Results of Operations for the Three Months Ended March 31, 2009 and March 31, 2008
Sales
     Sales in the first quarter of 2009 were $12.8 million, an increase of $0.4 million or 3.1% over the first quarter of 2008. Our domestic sales increased 5.5% while our international sales decreased by 16.1%. With respect to our domestic business, our overall treatment volume remained consistent with the first quarter of 2008 although our product mix shifted significantly toward our Dri-Sate dry acid concentrate product lines as customers sought cost effective alternatives to higher pricing on liquid products.
     International sales, which represented 9% of our total sales in the first quarter of 2009, decreased due to a reduction of $0.75 million in orders from distributors for one market compared to the first quarter of 2008 while all other international sales in the first quarter of 2009 increased by $0.5 million compared to the first quarter of 2008.
Gross Profit
     Gross profit in the first quarter of 2009 was $1.2 million compared to $0.7 million in the first quarter of 2008. Gross profit margins increased to 9.3% from 5.8% in the first quarter of 2008. The increase in gross profit was due to reductions in material costs, fuel costs and operating expenses coupled with price increases. In early 2009, we entered into new supply contracts and made certain vendor changes, and also benefitted from reductions in costs for certain chemicals and fuel, which were the primary reasons for the improvement in gross profit margins in the first quarter of 2009. We reclassified certain quality assurance and operations management expenses totaling $140,000 to cost of sales from selling, general and administrative expense for the first quarter of 2008 to maintain comparability of prior year results with the current year presentation.
Selling, General and Administrative Expense
     Selling, general and administrative expense, or “SG&A,” during the first quarter of 2009 was $1.6 million compared to $1.3 million in the first quarter of 2008, an increase of $0.3 million or 21.0%. Non-cash charges for equity compensation were $0.5 million in the first quarter of 2009 compared to $0.3 million in the first quarter of 2008. Other cost increases included additional information technology costs and personnel expenses in support of our business growth over the last two years.
Research and Development
     Research and development costs were $1.3 million in the first quarter of 2009 compared to $0.8 million in the first quarter of 2008. Spending in both periods was primarily devoted to development and approval of SFP, our proprietary anemia drug used to treat iron deficiency in dialysis patients. We are conducting a Phase IIb clinical trial and we anticipate spending approximately $4 million in 2009 for SFP related development spending.

Interest Income, Net
     Our net interest expense was $9,000 in the first quarter of 2009 compared to net interest income of $145,000 in the first quarter of 2008. The decrease in interest income was due to less funds available for investment and substantially lower market interest rates compared to the first quarter of 2008. Due to financial market turmoil in late 2008, the Company’s financial institution terminated its short term investment program for its corporate customers and did not offer a suitable replacement. The Company was not able to identify a short term investment program with an acceptable risk to return profile and elected not to expose its cash resources to investment risk during the first quarter of 2009.
Liquidity and Capital Resources
     We have two major areas of strategic focus in our business: development of our dialysis products business and expansion of our product offering to include drugs and vitamins administered to dialysis patients. We expect to expend substantial amounts in support of our clinical development plan and regulatory approval of SFP and its extensions. Each of these initiatives will require investments of substantial amounts of capital.
     In November 2007, we raised approximately $12.8 million in equity capital (net of related expenses) primarily for the purpose of funding the clinical development and FDA approval of SFP. We expect to spend approximately $4 million on SFP development and testing in 2009.
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
     Our cash resources include cash generated from our business operations and the remaining proceeds from our November 2007 equity offering. Our current assets exceed our current liabilities by over $6.1 million as of March 31, 2009 and included $3.4 million in cash. In the first quarter of 2009, we used $2.2 million in cash, including $2.0 million in operating activities and $0.2 million for capital expenditures. Our cash used in operations was primarily used to fund our research and development expenditures of $1.3 million, and the remainder was used to fund working capital requirements in our core business operations, including a reduction in accounts payable of $1.4 million partly attributable to a $0.4 million reduction in raw material inventory. Non-cash charges against operating results were $0.8 million in the first quarter of 2009.
     We expect to generate positive cash flow from operations during the remainder of 2009, excluding our research and development expenses. We based our cash flow projections on the expected effects of the reductions in material costs that commenced in January 2009 from our new supply contracts, reduced diesel fuel expenses and other actions we have taken to reduce certain other operating expenses, as well as the price increases we have implemented.
     We believe our current cash resources are sufficient to fund the completion of our Phase IIb clinical trial and prepare for our Phase III clinical trial as well as fund our ordinary course operating cash requirements in 2009. However, if we use more cash than anticipated for SFP development or to fund business operations, or if the assumptions underlying our cash flow projections for 2009 prove to be incorrect, we would need to obtain additional cash such as through equity financing, debt financing of capital expenditures or a line of credit to supplement our working capital requirements in 2009 or 2010. Should we not be able to obtain additional financing or enter into development or licensing arrangements, we may be forced to alter our strategy, delay spending on development initiatives or take other actions to conserve cash resources.

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
     As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, including their evaluation of the status of the material weakness remediation noted below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective, at the reasonable assurance level, as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
     No changes were made to our internal control over financial reporting (as defined in Rule 13a-15 under the Exchange Act) during the fiscal quarter ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described below.
     As discussed in the Company’s Annual Report on Form-10-K for the year ended December 31, 2008, there were two material weaknesses in internal control over financial reporting identified by management relating to (i) inadequate segregation of duties pertaining to access to information technology applications used in our business operations and (ii) inventory valuation and reporting procedures. These internal control deficiencies did not result in any material adjustments to the 2008 annual or interim consolidated financial statements.
     Beginning in the fourth quarter of 2008 and continuing in the first quarter of 2009, management implemented a number of changes to the access controls for information technology applications, including new access restrictions and improved monitoring of user access. Management also implemented additional inventory control, valuation and monitoring procedures. These changes included a complete review and update of all standard costs, monthly transaction sample testing for completeness and accuracy, ongoing inventory cycle counting procedures, and a periodic status review of all open jobs. As a result of these changes and review by management, management has concluded that the previously reported material weaknesses no longer exist as of March 31, 2009.

PART II — OTHER INFORMATION
Item 1A. Risk Factors
     For information regarding risk factors affecting us, see “Risk Factors” in Item 1A of Part I of our 2008 Annual Report on Form 10-K. There have been no material changes to the risk factors described in such Form 10-K.
Item 6. Exhibits
     See Exhibit Index following signature page, which is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKWELL MEDICAL TECHNOLOGIES, INC. (Registrant)
Date: May 11, 2009	/s/ ROBERT L. CHIOINI
Robert L. Chioini
President and Chief Executive Officer (principal executive officer) (duly authorized officer)

Date: May 11, 2009	/s/ THOMAS E. KLEMA
Thomas E. Klema
Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

10-Q EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934