Form 10-Q
period 2009-06-30
ROCKWELL MEDICAL TECHNOLOGIES INC
filed 2009-08-10
CIK 1041024

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________
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
☑ Yes   ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
☐ Yes   ☐ No
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
☐ Yes   ☑ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2009

Common Stock, no par value	14,208,743 shares

Rockwell Medical Technologies, Inc.
Index to Form 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
As of June 30, 2009 and December 31, 2008

	June 30, 2009	December 31,
	(Unaudited)	2008
ASSETS

Cash and Cash Equivalents	$3,335,458	$5,596,645
Accounts Receivable, net of a reserve of $54,000 in 2009 and $97,000 in 2008	4,744,949	5,229,656
Inventory	2,813,312	3,161,625
Other Current Assets	408,934	440,765

Total Current Assets	11,302,653	14,428,691

Property and Equipment, net	3,326,193	3,249,003
Intangible Assets	235,439	240,656
Goodwill	920,745	920,745
Other Non-current Assets	147,820	120,887

Total Assets	$15,932,850	$18,959,982

LIABILITIES AND SHAREHOLDERS’ EQUITY

Notes Payable & Capitalized Lease Obligations	$104,065	$176,850
Accounts Payable	5,019,936	5,210,972
Accrued Liabilities	1,061,470	1,464,828
Customer Deposits	155,795	245,186

Total Current Liabilities	6,341,266	7,097,836

Long Term Notes Payable & Capitalized Lease Obligations	29,958	41,203

Shareholders’ Equity:
Common Shares, no par value, 14,208,743 and 14,104,690 shares issued and outstanding	35,713,428	34,799,093
Common Share Purchase Warrants, 2,134,169 and 2,114,169 warrants issued and outstanding	3,634,760	3,378,398
Accumulated Deficit	(29,786,562)	(26,356,548)

Total Shareholders’ Equity	9,561,626	11,820,943

Total Liabilities And Shareholders’ Equity	$15,932.850	$18,959,982

The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED INCOME STATEMENTS
For the three and six months ended June 30, 2009 and June 30, 2008
(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Sales	$13,013,012	$12,182,336	$25,809,784	$24,594,373
Cost of Sales	11,153,086	11,210,558	22,756,911	22,905,294

Gross Profit	1,859,926	971,778	3,052,873	1,689,079
Selling, General and Administrative	1,570,688	1,319,735	3,131,503	2,609,487
Research and Product Development	1,996,571	781,743	3,334,881	1,564,456

Operating (Loss)	(1,707,333)	(1,129,700)	(3,413,511)	(2,484,864)
Interest Expense (Income), Net	7,238	(19,696)	16,503	(164,687)

Net (Loss)	$(1,714,571)	$(1,110,004)	$(3,430,014)	$(2,320,177)

Basic Earnings (Loss) per Share	($0.12)	($0.08)	($0.25)	($0.17)

Diluted Earnings (Loss) per Share	($0.12)	($0.08)	($0.25)	($0.17)
The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2009 and June 30, 2008
(Unaudited)

	2009	2008

Cash Flows From Operating Activities:
Net (Loss)	$(3,430,014)	$(2,320,177)
Adjustments To Reconcile Net Loss To Net Cash Used In Operating Activities:
Depreciation and Amortization	527,292	393,837
(Gain) on Disposal of Assets	(5,120)	(4,161)
Share Based Compensation — Non-employee Warrants	256,362	192,142
Share Based Compensation — Employees	773,833	491,320

Changes in Assets and Liabilities:
Decrease in Accounts Receivable	484,707	335,142
Decrease (Increase) in Inventory	348,313	(153,435)
Decrease (Increase) in Other Assets	4,898	(19,904)
Increase (Decrease) in Accounts Payable	(191,036)	212,480
Increase (Decrease) in Other Liabilities	(492,749)	261,052

Changes in Assets and Liabilities	154,133	635,335

Cash (Used) In Operating Activities	(1,723,514)	(611,704)

Cash Flows From Investing Activities:
Purchase of Equipment	(589,008)	(714,449)
Proceeds on Sale of Assets	5,120	—
Purchase of Intangible Assets	(10,257)	—

Cash (Used ) In Investing Activities	(594,145)	(714,449)

Cash Flows From Financing Activities:
Issuance of Common Shares and Purchase Warrants	140,502	70,106
Payments on Notes Payable	(84,030)	(105,143)

Cash Provided (Used) By Financing Activities	56,472	(35,037)

(Decrease) In Cash	(2,261,187)	(1,361,190)
Cash At Beginning Of Period	5,596,645	11,097,092

Cash At End Of Period	$3,335,458	$9,735,902

Supplemental Cash Flow disclosure

	2009	2008
Interest Paid	$16,503	$30,995
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
     In the opinion of our management, all adjustments have been included which are necessary to make the financial statements not misleading. All of these adjustments that are material are of a normal and recurring nature. Our operating results for the three month period ended June 30, 2009 is not necessarily indicative of the results to be expected for the year ending December 31, 2009. You should read our unaudited interim financial statements together with the financial statements and related footnotes for the year ended December 31, 2008 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 includes a description of our significant accounting policies.
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events, we have evaluated subsequent events through the date of this filing. We do not believe there are any material subsequent events which would require further disclosure.
Revenue Recognition
     We recognize revenue at the time we transfer title to our products to our customers consistent with GAAP. Generally, we recognize revenue when our products are delivered to our customer’s location consistent with our terms of sale. We recognize revenue for international shipments when title has transferred consistent with standard terms of sale.
     We require certain customers, mostly international customers, to pay for product prior to the transfer of title to the customer. Deposits received from customers and payments in advance for orders are recorded as liabilities under Customer Deposits until such time as orders are filled and title transfers to the customer consistent with our terms of sale. At June 30, 2009 and December 31, 2008, we had customer deposits of $155,795 and $245,186, respectively.

Research and Product Development
     We recognize research and product development costs as expenses are incurred. We incurred product development and research costs related to the commercial development, patent approval and regulatory approval of new products, including iron supplemented dialysate (“SFP”), aggregating approximately $3.3 million and $1.6 million in the first six months of 2009 and 2008, respectively. We are conducting human clinical trials on SFP and we recognize the costs of these clinical trials as the costs are incurred and services are performed over the duration of the trials.
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

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Basic Weighted Average Shares Outstanding	13,990,688	13,826,208	13,985,006	13,821,812
Effect of Dilutive Securities	—	—	—	—

Diluted Weighted Average Shares Outstanding	13,990,688	13,826,208	13,985,006	13,821,812

Reclassifications
     The Company has reclassified certain expenses from Selling, General and Administrative Expense to Cost of Sales in the 2008 consolidated income statement to conform with the current year presentation. The impact of the change was not material.
3. Inventory
     Components of inventory as of June 30, 2009 and December 31, 2008 are as follows:

	June 30,	December 31,
	2009	2008
Raw Materials	$947,948	$1,316,875
Work in Process	261,849	291,937
Finished Goods	1,603,515	1,552,813

Total	$2,813,312	$3,161,625

4. Recent Accounting Pronouncements
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard also includes a required disclosure of the date through which the entity has evaluated subsequent events and whether the evaluation date is the date of issuance or the date the financial statements were available to be issued. The standard is effective for interim or annual periods ending after June 15, 2009. The Company has complied with the disclosure requirements.
     In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company will comply with the requirements of the Statement beginning in the third quarter of 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this report. References in this report to “we,” “our” and “us” are references to Rockwell Medical Technologies, Inc. and its subsidiaries.
Forward-Looking Statements
     We make forward-looking statements in this report and may make such statements in future filings with the Securities and Exchange Commission, or SEC. We may also make forward-looking statements in our press releases or other public or shareholder communications. Our forward-looking statements are subject to risks and uncertainties and include information about our expectations and possible or assumed future results of our operations. When we use words such as “may,” “might,” “will,” “should,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” “predict,” “forecast,” “projected,” “intend,” or similar expressions, or make statements regarding our intent, belief, or current expectations, we are making forward-looking statements. Our forward looking statements also include, without limitation, statements about our competitors, statements regarding the timing and costs of obtaining FDA approval of our new SFP product and statements regarding our anticipated future financial condition, operating results, cash flows and business plans.
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
•	The dialysis provider market is highly concentrated in national and regional dialysis chains that account for the majority of our domestic revenue. Our business is substantially dependent on one of our customers that accounts for a significant portion of our sales. The loss of this customer would have a material adverse effect on our results of operations and cash flows.

•	We operate in a very competitive market against substantially larger competitors with greater resources.

•	Our new drug product requires FDA approval and expensive clinical trials before it can be marketed.

•	Even if our new drug product is approved by the FDA it may not be successfully marketed.

•	If prices of the key commodities we purchase change significantly, we may not be able to continue improving or sustain our current gross profit margins and our business may remain unprofitable.

•	We depend on government funding of healthcare.

•	We may not have sufficient cash to fund future growth or SFP development.

•	Orders from our international distributors may not result in recurring revenue.

•	We depend on key personnel.

•	Our business is highly regulated.

•	We depend on contract research organizations and consultants to manage and conduct our clinical trials and if they fail to follow our protocol or meet FDA regulatory requirements our clinical trial data and results could be compromised causing us to delay our development plans or have to do more testing than planned.

•	Foreign approvals to market our new drug products may be difficult to obtain.

•	Health care reform could adversely affect our business.

•	We may not have sufficient products liability insurance.

•	Our Board of Directors is subject to potential deadlock.

•	Shares eligible for future sale may affect the market price of our common shares.

•	The market price of our securities may be volatile.

•	Voting control and anti-takeover provisions reduce the likelihood that you will receive a takeover premium.

•	We do not anticipate paying dividends in the foreseeable future.
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
Overview and Recent Developments
     We currently operate in a single business segment, the manufacture and distribution of hemodialysis concentrates and ancillary products used in the kidney dialysis process. We have gained domestic market share each year since our inception in 1996 and we believe we currently service a significant share of the dialysis market in the United States. Our strategy is to continue to develop and expand our dialysis products business while at the same time developing new products, including pharmaceutical products for the end stage renal disease market. We are primarily focused on the approval of the use of our lead drug candidate, Soluble Ferric Pyrophosphate, or SFP, in dialysate but are also seeking to increase our pipeline of products, including SFP extensions into other applications as well as other technologies. During the first half of 2009, in furtherance of this strategy, we added two key leadership positions to our specialty pharmaceutical development team, a Chief Scientific Officer in the second quarter of 2009 and a Vice President of Clinical Development and Medical Affairs in the first quarter of 2009.
     We are currently conducting a Phase IIb human clinical trial of SFP. Obtaining regulatory approval for a drug in the United States is expensive and can take several years. We expect to spend approximately $2.5-$3.5 million in the second half of 2009 to complete our Phase IIb clinical trials and other related development costs. Once we complete the Phase IIb clinical study, we will seek FDA approval to commence a Phase III clinical trial. We anticipate that costs to complete clinical trials and to obtain FDA approval to market SFP from 2010 until such approval may total approximately $15 million depending on the duration and size of the studies required.
     In the first half of 2009, sales in our commercial business operations increased 4.9% and our gross profit margins improved significantly following a decrease in gross profit margins in 2008. While we experienced substantial sales growth over the last several years, we also experienced unprecedented increases in the costs for chemicals, packaging materials and fuel. Price increases we implemented in response did not keep pace with the cost increases. As a result, our gross profit and gross profit margins decreased significantly in 2008.

     We took actions in the last quarter of 2008 that improved our margins in the first half of 2009, including raising prices, changing vendors, changing our product mix and reducing operating costs. Softening of commodity prices also contributed to the improvement of our gross profit margins during that period.
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
Results of Operations for the Three and Six Months Ended June 30, 2009 and June 30, 2008
Sales
     Sales in the second quarter of 2009 were $13.0 million, an increase of $0.8 million or 6.8% over the second quarter of 2008. For the second quarter of 2009, our international sales increased by $0.3 million and our domestic sales increased by $0.5 million compared to the second quarter of 2008. Sales in the first six months of 2009 increased $1.2 million or 4.9% compared to the first six months of 2008 with domestic sales increasing $1.1 million and international sales accounting for the remainder of the increase. Price increases on maturing contracts accounted for most of the increases with the remainder attributable to increased unit volumes primarily in our Dri-Sate dry acid concentrate.
Gross Profit
     Gross profit in the second quarter of 2009 was $1.9 million compared to $1.0 million in the second quarter of 2008 and was $3.1 million in the first six months of 2009 compared to $1.7 million in the first six months of 2008. Gross profit margins increased to 14.3% from 8.0% in the second quarter of 2008 and to 11.8% in the first six months of 2009 compared to 6.8% in the first six months in 2008. Substantial changes in product and customer mix in the second quarter and first six months of 2009 compared to the comparable periods of 2008 were the primary contributors to improved gross profit margins. Domestic sales migrated toward our Dri-Sate dry acid concentrate products, which provide a cost effective alternative to higher cost per treatment liquid products and costs us less to deliver than liquid products. Our Dri-Sate unit volumes increased by 18.5% and 30% compared to the second quarter and first six months of 2008. Customers also migrated toward lower cost formulations, which improved margins while not increasing costs to our customers. The increase in gross profit was also due to reductions in material costs, fuel costs and operating expenses. In early 2009, we entered into new supply contracts and made certain vendor changes, and also benefitted from reductions in costs for certain chemicals and fuel as well as management actions to gain efficiencies and reduce operating costs.
     We reclassified certain quality assurance and operations management expenses totaling $120,000 to cost of sales from selling, general and administrative expense for the second quarter of 2008 and $260,000 for the first six months of 2008 to maintain comparability of prior year results with the current year presentation.
Selling, General and Administrative Expense
     Selling, general and administrative expense, or “SG&A,” during the second quarter of 2009 was $1.6 million compared to $1.3 million in the second quarter of 2008, an increase of $0.3 million or 19%. Non-cash charges for equity compensation were $0.5 million in the second quarter of 2009 compared to $0.3 million in the second quarter of 2008. Personnel costs increased approximately $0.1 million as a result of increased headcount in support of our business growth and routine wage increases.
     SG&A during the first half of 2009 was $3.1 million compared to $2.6 million in the first half of 2008, an increase of $0.5 million or 20%. Non-cash charges for equity compensation were $1.0 million in the first six months of 2009 compared to $0.7 million in the first six months of 2008. The primary drivers of these cost increases were approximately $0.15 million in higher personnel costs and $0.1 million for additional information technology costs in support of our business growth.
Research and Development
     Research and development costs were $2.0 million and $3.3 million in the second quarter and first six months of 2009, respectively, compared to $0.8 million and $1.6 million in the comparable periods of 2008, respectively. While spending in both years was primarily devoted to development and approval of SFP, the increases in research and development costs in 2009 were primarily due to significantly increased activity relating to the conduct of the Phase IIb clinical trial and unanticipated costs needed to accelerate completion of the trial enrollment process. We anticipate spending approximately $2.5 to $3.5 million in the second half of 2009 for SFP related development spending.
Interest Income, Net
     Our net interest expense was $7,000 in the second quarter of 2009 compared to net interest income of $20,000 in the second quarter of 2008. Interest expense in the first six months of 2009 was $16,500 compared to $164,700 in net interest income in the first six months of 2008. The changes were due to fewer funds available for investment and our decision to hold funds in the form of cash due to substantially lower market interest rates compared to 2008.
Liquidity and Capital Resources
     We have two major areas of strategic focus in our business: development of our dialysis products business and expansion of our product offering to include drugs, vitamins and therapeutic products administered to dialysis patients. We expect to expend substantial amounts in support of our clinical development plan and regulatory approval of SFP and its extensions. Each of these initiatives will require investments of substantial amounts of capital.
     We expect to spend approximately $2.5 to $3.5 million in the second half of 2009. Upon completion of our Phase IIb clinical trial, we will seek FDA approval to conduct Phase III clinical trials for SFP. We anticipate that the cost to fund our Phase III clinical trials and to obtain FDA approval to market SFP will cost as much as $15 million from 2010 until approval. We will evaluate various alternative sources of funding in order to raise additional capital or enter into development arrangements with an international development partner in order to fully execute our strategic plan. In our efforts to obtain additional capital resources, we will evaluate both debt and equity financing as potential sources of funds. We will also evaluate alternative sources of business development funding, licensing agreements with international marketing partners, sub-licensing of certain products for certain markets as well as other potential funding sources.
     Our cash resources include cash generated from our business operations and the remaining proceeds from our November 2007 equity offering, in which we raised $12.8 million. Our current assets exceeded our current liabilities by approximately $5.0 million as of June 30, 2009 and included $3.3 million in cash. In the first six months of 2009, we used $2.2 million in cash, compared to $1.4 million in the first six months of 2008, and our cash used in operations increased to $1.7 million in the first six months of 2009 from $0.6 million in the first six months of 2008. The increase in cash used in operations during 2009 was primarily the result of a $1.7 million increase in research and development expenditures compared to 2008. Working capital requirements in our core business operations included a reduction in accounts payable of $0.2 million attributable to a $0.4 million reduction in raw material inventory, and a decrease in other liabilities of $0.5 million. Non-cash charges against operating results were $1.5 million in the first six months of 2009.
     We expect to generate positive cash flow from operations during the remainder of 2009, excluding our research and development expenses. We based our cash flow projections on our improved operating results and current stability in the markets for our key commodity materials.

     We believe our current cash resources and the cash we expect to generate from operations will be sufficient to fund the completion of our Phase IIb clinical trial as well as our ordinary operating cash requirements. However, if we use more cash than anticipated for SFP development or to fund business operations, or if the assumptions underlying our cash flow projections for 2009 prove to be incorrect, we would need to obtain additional cash such as through equity financing, debt financing of capital expenditures or a line of credit to supplement our working capital requirements in 2009 or 2010. Should we not be able to obtain additional financing or enter into development or licensing arrangements, we may be forced to alter our strategy, delay spending on development initiatives or take other actions to conserve cash resources.
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
Changes in Internal Control over Financial Reporting
     No changes were made to our internal control over financial reporting (as defined in Rule 13a-15 under the Exchange Act) during the fiscal quarter ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A. Risk Factors
     For information regarding risk factors affecting us, see “Risk Factors” in Item 1A of Part I of our 2008 Annual Report on Form 10-K. There have been no material changes to the risk factors described in such Form 10-K.
Item 4. Submission of Matters to a Vote of Security Holders
     At our annual meeting of shareholders held May 21, 2009, the shareholders re-elected Mr. Robert L. Chioini and Mr. Patrick J. Bagley to the board of directors as Class III director for a three-year term expiring in 2012. Votes cast in favor of Mr. Chioini totaled 12,191,988 while 776,471 votes were withheld for Mr. Chioini. Votes cast in favor of Mr. Bagley totaled 12,492,046 while 476,413 votes were withheld for Mr. Bagley.
     Shareholders also approved an amendment of our 2007 Long Term Incentive Plan to increase the shares reserved under the plan by 750,000 common shares and to restrict the compensation committee’s ability to accelerate the vesting of certain performance-vested awards upon involuntary termination. Votes cast in favor were 4,936,622 while votes against were 758,515. Abstentions totaled 47,274 and broker non-votes totaled 7,226,075.
Item 6. Exhibits
     See Exhibit Index following signature page, which is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKWELL MEDICAL TECHNOLOGIES, INC. (Registrant)
Date: August 10, 2009	/s/ ROBERT L. CHIOINI
Robert L. Chioini
President and Chief Executive Officer (principal executive officer) (duly authorized officer)

Date: August 10, 2009	/s/ THOMAS E. KLEMA
Thomas E. Klema Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

10-Q EXHIBIT INDEX

Exhibit No.	Description

10.32	Amendment No. 2 to Rockwell Medical Technologies, Inc. 2007 Long Term Incentive Plan
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934