Form 10-Q
period 2009-09-30
ROCKWELL MEDICAL TECHNOLOGIES INC
filed 2009-11-06
CIK 1041024

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
     ☑ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
     ☐ Yes ☑ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 30, 2009

Common Stock, no par value	17,060,410 shares

Rockwell Medical Technologies, Inc.
Index to Form 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
As of September 30, 2009 and December 31, 2008

	September 30, 2009	December 31,
	(Unaudited)	2008
ASSETS
Cash and Cash Equivalents	$2,767,950	$5,596,645
Accounts Receivable, net of a reserve of $55,000 in 2009 and $97,000 in 2008	5,086,207	5,229,656
Inventory	2,674,569	3,161,625
Other Current Assets	520,583	440,765

Total Current Assets	11,049,309	14,428,691

Property and Equipment, net	3,491,495	3,249,003
Intangible Assets	229,991	240,656
Goodwill	920,745	920,745
Other Non-current Assets	147,820	120,887

Total Assets	$15,839,360	$18,959,982

LIABILITIES AND SHAREHOLDERS’ EQUITY

Notes Payable & Capitalized Lease Obligations	$68,594	$176,850
Accounts Payable	4,219,095	5,210,972
Accrued Liabilities	1,804,868	1,464,828
Customer Deposits	923,086	245,186

Total Current Liabilities	7,015,643	7,097,836

Long Term Notes Payable & Capitalized Lease Obligations	26,464	41,203

Shareholders’ Equity:
Common Shares, no par value, 14,220,410 and 14,104,690 shares issued and outstanding	36,378,500	34,799,093
Common Share Purchase Warrants, 2,154,169 and 2,114,169 warrants issued and outstanding	3,726,758	3,378,398
Accumulated Deficit	(31,308,005)	(26,356,548)

Total Shareholders’ Equity	8,797,253	11,820,943

Total Liabilities and Shareholders’ Equity	$15,839,360	$18,959,982

The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED INCOME STATEMENTS
For the three and nine months ended September 30, 2009 and September 30, 2008
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	Sept. 30, 2009	Sept. 30, 2008	Sept. 30, 2009	Sept. 30, 2008
Sales	$14,158,234	$13,533,986	$39,968,018	$38,128,359
Cost of Sales	11,751,499	12,893,377	34,508,410	35,798,671

Gross Profit	2,406,735	640,609	5,459,608	2,329,688
Selling, General and Administrative	1,946,570	2,176,188	5,078,073	4,785,675
Research and Product Development	1,977,618	993,262	5,312,499	2,557,718

Operating (Loss)	(1,517,453)	(2,528,841)	(4,930,964)	(5,013,705)
Interest Expense (Income), Net	3,990	(17,795)	20,493	(182,482)

Net (Loss)	$(1,521,443)	$(2,511,046)	$(4,951,457)	$(4,831,223)

Basic Earnings (Loss) per Share	$(0.11)	$(0.18)	$(0.35)	$(0.35)

Diluted Earnings (Loss) per Share	$(0.11)	$(0.18)	$(0.35)	$(0.35)
The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2009 and September 30, 2008
(Unaudited)

	2009	2008
Cash Flows From Operating Activities:
Net (Loss)	$(4,951,457)	$(4,831,223)
Adjustments To Reconcile Net Loss To Net Cash Used In Operating Activities:
Depreciation and Amortization	836,020	651,710
Loss (Gain) on Disposal of Assets	20,403	(7,534)
Share Based Compensation — Non-employee Warrants	348,360	375,032
Share Based Compensation — Employees	1,394,410	740,783

Changes in Assets and Liabilities:
Decrease (Increase) in Accounts Receivable	143,449	(669,307)
Decrease (Increase) in Inventory	487,056	(607,515)
(Increase) in Other Assets	(106,751)	(224,047)
Increase (Decrease) in Accounts Payable	(991,877)	994,422
Increase in Other Liabilities	1,017,940	1,123,167

Changes in Assets and Liabilities	549,817	616,720

Cash (Used) In Operating Activities	(1,802,447)	(2,454,512)

Cash Flows From Investing Activities:
Purchase of Equipment	(1,080,495)	(1,122,958)
Proceeds on Sale of Assets	5,120	9,555
Purchase of Intangible Assets	(12,875)	(903)

Cash (Used ) In Investing Activities	(1,088,250)	(1,114,306)

Cash Flows From Financing Activities:
Issuance of Common Shares and Purchase Warrants	184,997	106,722
Payments on Notes Payable	(122,995)	(153,204)

Cash Provided (Used) By Financing Activities	62,002	(46,482)

(Decrease) In Cash	(2,828,695)	(3,615,300)
Cash At Beginning Of Period	5,596,645	11,097,092

Cash At End Of Period	$2,767,950	$7,481,792

Supplemental Cash Flow disclosure

	2009	2008
Interest Paid	$20,493	$41,523
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
     In the opinion of our management, all adjustments have been included which are necessary to make the financial statements not misleading. All of these adjustments that are material are of a normal and recurring nature. Our operating results for the three month period ended September 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009. You should read our unaudited interim financial statements together with the financial statements and related footnotes for the year ended December 31, 2008 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 includes a description of our significant accounting policies.
     In May 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance regarding the disclosure of subsequent events. We have evaluated subsequent events through the date of this filing and we do not believe there are any material subsequent events which would require further disclosure other than those noted below.
Revenue Recognition
     We recognize revenue at the time we transfer title to our products to our customers consistent with GAAP. Generally, we recognize revenue when our products are delivered to our customer’s location consistent with our terms of sale. We recognize revenue for international shipments when title has transferred consistent with standard terms of sale.

     We require certain customers, mostly international customers, to pay for product prior to the transfer of title to the customer. Deposits received from customers and payments in advance for orders are recorded as liabilities under Customer Deposits until such time as orders are filled and title transfers to the customer consistent with our terms of sale. At September 30, 2009 and December 31, 2008, we had customer deposits of $923,086 and $245,186, respectively.
Research and Product Development
     We recognize research and product development costs as expenses are incurred. We incurred research and product development costs related to the commercial development, patent approval and regulatory approval of new products, including iron supplemented dialysate (“SFP”), aggregating approximately $5.3 million and $2.6 million in the first nine months of 2009 and 2008, respectively. We are conducting human clinical trials on SFP and we recognize the costs of these clinical trials as the costs are incurred and services are performed over the duration of the trials.
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

	Three months ended Sept. 30,		Nine months ended Sept. 30,
	2009	2008	2009	2008
Basic Weighted Average Shares Outstanding	14,060,533	13,834,953	14,010,366	13,826,208
Effect of Dilutive Securities	—	—	—	—

Diluted Weighted Average Shares Outstanding	14,060,533	13,834,953	14,010,366	13,826,208

Reclassifications
The Company has reclassified certain expenses from Selling, General and Administrative Expense to Cost of Sales in the 2008 consolidated income statement to conform with the current year presentation. The impact of the change was not material.
3. Inventory
     Components of inventory as of September 30, 2009 and December 31, 2008 are as follows:

	September 30,	December 31,
	2009	2008
Raw Materials	$1,042,322	$1,316,875
Work in Process	177,362	291,937
Finished Goods	1,454,885	1,552,813

Total	$2,674,569	$3,161,625

4. Recent Accounting Pronouncements
     In June 2009, the FASB issued authoritative guidance codifying generally accepted accounting principles in the United States (“GAAP”). While the guidance was not intended to change GAAP, it did change the way the Company references these accounting principles in the Notes to the Consolidated Financial Statements. This guidance was effective for interim and annual reporting periods ending after September 15, 2009. There have been no changes to the content of our financial statements or disclosures as a result of implementing the Codification during the quarter ended September 30, 2009. However, as a result of implementation of the Codification, previous references to new accounting standards and literature are no longer applicable.
5. Subsequent Events
     On October 5, 2009, the Company realized $20.5 million in net proceeds from a registered direct offering of its common shares and warrants. The Company issued 2,840,000 shares of Rockwell’s common stock and warrants to purchase up to 1,079,200 shares of common stock. The purchase price per unit was $7.75, consisting of one common share and a warrant to purchase 0.38 shares. The shares of common stock and warrants were immediately separable and were issued separately. The warrants have a five-year term from the date of issuance and are exercisable beginning six months after the date of issuance, and will be exercisable at a price of $9.55 per share. The Company intends to use the net proceeds from the offering for general corporate purposes, which may include funding of clinical trials and regulatory activities for SFP and other research and development expenses, and general and administrative expenses.

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
Overview and Recent Developments
     We currently operate in a single business segment, the manufacture and distribution of hemodialysis concentrates and ancillary products used in the kidney dialysis process. We have gained domestic market share each year since our inception in 1996 and we believe we currently service a significant share of the dialysis market in the United

States. Our strategy is to continue to develop and expand our dialysis products business while at the same time developing new products, including pharmaceutical products for the end stage renal disease market. We are primarily focused on the approval of the use of our lead drug candidate, Soluble Ferric Pyrophosphate, or SFP, in dialysate but are also seeking to increase our pipeline of products, including SFP extensions into other applications as well as other technologies. During 2009, in furtherance of this strategy, we added two key leadership positions to our specialty pharmaceutical development team, a Chief Scientific Officer in the second quarter of 2009 and a Vice President of Clinical Development and Medical Affairs in the first quarter of 2009.
     We completed our Phase IIb human clinical trial of SFP in October 2009 We expect to spend approximately $1.5-$2.0 million in the fourth quarter of 2009 related to our SFP clinical trial and development efforts. We plan to seek FDA approval to commence a Phase III clinical trial after obtaining the results of the Phase IIb trial.
     Obtaining regulatory approval for a drug in the United States is expensive and can take several years. We anticipate that costs to complete clinical trials and to obtain FDA approval to market SFP from 2010 until such approval may total approximately $15 million depending on the duration and size of the studies required.
     In the first nine months of 2009, sales in our commercial business operations increased 4.8% and our gross profit margins improved significantly following a decrease in gross profit margins in 2008. While we experienced substantial sales growth over the last several years, we also experienced unprecedented increases in the costs for chemicals, packaging materials and fuel. Price increases we implemented in response did not keep pace with the cost increases. As a result, our gross profit and gross profit margins decreased significantly in 2008.
     We took actions in the last quarter of 2008 that improved our margins during 2009, including raising prices, changing vendors, changing our product mix and reducing operating costs. Softening of commodity prices also contributed to the improvement of our gross profit margins during that period.
     The majority of our business is with domestic clinics who order routinely. Certain major distributors of our products internationally have not ordered consistently, however, resulting in variation in our sales from period to period. We anticipate that we will realize substantial orders from time to time from our largest international distributors but we expect the size and frequency of these orders to fluctuate from period to period. These orders may increase in future periods or may not recur at all.
Results of Operations for the Three and Nine Months Ended September 30, 2009 and September 30, 2008
Sales
     Sales in the third quarter of 2009 were $14.2 million, an increase of $0.6 million or 4.6% over the third quarter of 2008. For the third quarter of 2009, our international sales increased by $0.2 million and our domestic sales increased by $0.4 million compared to the third quarter of 2008. Sales in the first nine months of 2009 increased $1.8 million or 4.8% compared to the first nine months of 2008 with domestic sales increasing $1.6 million and international sales accounting for the remainder of the increase. Price increases on maturing contracts accounted for most of the sales increases, with the remainder attributable to increased unit volumes primarily in our Dri-Sate dry acid concentrate.
Gross Profit
     Gross profit in the third quarter and first nine months of 2009 was $2.4 million and $5.5 million, respectively, compared to $0.6 million and $2.3 million in the third quarter and first nine months of 2008, respectively. Gross profit margins increased to 17.0% in the third quarter of 2009 from 4.7% in 2008 and to 13.7% in the first nine months of 2009 compared to 6.1% in 2008. Substantial changes in product and customer mix in the third quarter and first nine months of 2009 compared to the comparable periods of 2008 were the primary contributors to improved gross profit margins. Domestic sales migrated toward our Dri-Sate dry acid concentrate products, which provide a cost effective alternative to higher cost per treatment liquid products and cost us less to deliver than liquid products. Our Dri-Sate unit volumes increased by 44.9% and 35.9% compared to the third quarter and first nine months of

2008. Customers also migrated toward lower cost formulations, which improved margins while not increasing costs to our customers. The increase in gross profit was also due to reductions in material costs, fuel costs and operating expenses. In early 2009, we entered into new supply contracts and made certain vendor changes, and also benefitted from reductions in costs for certain chemicals and fuel as well as management actions to gain efficiencies and reduce operating costs.
     We reclassified certain quality assurance and operations management expenses totaling $138,000 to cost of sales from selling, general and administrative expense for the third quarter of 2008 and $398,000 for the first nine months of 2008 to maintain comparability of prior year results with the current year presentation.
Selling, General and Administrative Expense
     Selling, general and administrative expense, or “SG&A,” during the third quarter of 2009 was $1.9 million compared to $2.1 million in the third quarter of 2008, a decrease of $0.2 million or 10.6%. The decrease in third quarter 2009 SG&A expenses was due to a third quarter 2008 litigation settlement of $0.75 million which did not recur in 2009. The effect of the 2008 settlement was partially offset by an increase in non-cash charges for equity compensation to $0.7 million in the third quarter of 2009 compared to $0.4 million in the third quarter of 2008. In addition, personnel costs increased approximately $0.1 million as a result of increased headcount in support of our business growth and routine wage increases.
     SG&A during the first nine months of 2009 was $5.1 million compared to $4.8 million in the first nine months of 2008, an increase of $0.3 million or 6%. The increase was primarily due to a $0.6 million increase in non-cash charges for equity compensation, $0.4 million in higher personnel costs, and $0.1 million in information technology related expenses. The increases were partially offset by a $0.15 million reduction in legal expenses and the effect of the aforementioned $0.75 million legal settlement in the third quarter of 2008.
Research and Development
     Research and development costs were $2.0 million and $5.3 million in the third quarter and first nine months of 2009, respectively, compared to $1.0 million and $2.6 million in the comparable periods of 2008, respectively. While spending in both years was primarily devoted to development and approval of SFP, the increases in research and development costs in 2009 were primarily due to significantly increased activity relating to the conduct of the Phase IIb clinical trial, which was completed in the fourth quarter of 2009. We anticipate fourth quarter 2009 research and development costs to be approximately $1.5 to $2.0 million.
Interest Income, Net
     Our net interest expense was $4,000 in the third quarter of 2009 compared to net interest income of $18,000 in the third quarter of 2008. Interest expense in the first nine months of 2009 was $20,500 compared to $182,500 in net interest income in the first nine months of 2008. The changes were due to fewer funds available for investment and our decision to hold funds in the form of cash due to substantially lower market interest rates compared to 2008. The investment of the proceeds of the October 2009 equity offering in short term investments is not expected to cause interest income to increase significantly due to the very low short term interest rate environment.
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
     We closed a financing transaction in early October 2009 raising approximately $20.5 million net of offering expenses. We intend to fund the remaining clinical development plan for SFP from the funds we raised and from cash generated from operations. Our cash balance as of the end of September 2009 was approximately $2.7 million before the inclusion of the net proceeds of the October 2009 equity offering.
     In the first nine months of 2009, we used $2.8 million in cash, compared to $3.6 million in the first nine months of 2008 largely due to a reduction in cash used in operations to $1.8 million in the first nine months of 2009 from $2.5 million in the first nine months of 2008. The decrease in cash used in operations during 2009 was primarily the result of a decrease in the loss from business operations before research and development expenses of $2.1 million offset by a $2.75 million increase in research and development expenditures compared to 2008. Included in the improved business operations cash flow was a reduction in working capital of $0.55 million. Non-cash charges against operating results were $2.6 million in the first nine months of 2009.
     We expect to generate positive cash flow from operations during the year ahead, excluding our research and development expenses, assuming our improved operating results and continued stability in the markets for our key commodity materials. We believe that our current sources of capital and continued positive cash flow generation from our business operations, excluding research and development expenses, should provide adequate sources of liquidity and capital resources to execute our business plan.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
     Our current exposure to interest rate risk is limited to changes in interest rates on short term investments of cash. As of September 30, 2009, we had no short term investments. However, following the completion of our equity offering on October 5, 2009 in which we raised $20.5 million, we anticipate having short term liquid investments in the future.
     A hypothetical 100 basis point increase in market interest rates for short term liquid investments would increase our annualized interest income by approximately $0.2 million, assuming we invested $20 million in cash and that level remained constant for the year. We did not perform an analysis of a 100 point decrease in market interest rates as such an analysis would be meaningless.
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
Changes in Internal Control over Financial Reporting
     No changes were made to our internal control over financial reporting (as defined in Rule 13a-15 under the Exchange Act) during the fiscal quarter ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1A.	Risk Factors
     For information regarding risk factors affecting us, see “Risk Factors” in Item 1A of Part I of our 2008 Annual Report on Form 10-K. There have been no material changes to the risk factors described in such Form 10-K except as set forth below.
     Due to the completion of the equity offering in October 2009, we believe the risk that we will not have sufficient cash to fund future growth or SFP development is no longer material to investors. As a result, the risk factor in Item 1A of our Form 10-K for the year ended December 31, 2008 entitled “We may not have sufficient cash to fund future growth or SFP development.” should be disregarded.

Item 6.	Exhibits
     See Exhibit Index following the signature page, which is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKWELL MEDICAL TECHNOLOGIES, INC.
(Registrant)
Date: November 6, 2009	/s/ ROBERT L. CHIOINI
Robert L. Chioini
President and Chief Executive Officer (principal executive officer) (duly authorized officer)

Date: November 6, 2009	/s/ THOMAS E. KLEMA
Thomas E. Klema
Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

10-Q EXHIBIT INDEX

Exhibit No.	Description
4.3	Form of Investor Warrant to Purchase Common Stock issuable by the Company to the investor signatories to the Subscription Agreement, filed as exhibit F to the Placement Agency Agreement which was filed as an exhibit to the Current Report on Form 8-K filed September 30, 2009 and incorporated herein by reference

4.4	Form of Placement Agent Warrant issuable by the Company to JMP Securities LLC and Wedbush Securities Inc., filed as an exhibit to the Current Report on Form 8-K filed September 30, 2009 and incorporated herein by reference

4.5	Warrant issued to RJ Aubrey IR Services LLC as of September 30, 2008, filed as an exhibit to the registration statement on Form S-3 (file no. 333-160710) and incorporated herein by reference

4.6	Warrant issued to Lions Gate Capital as of October 3, 2007, filed as an exhibit to the registration statement on Form S-3 (file no. 333-160710) and incorporated herein by reference

4.7	Warrant issued to Capitol Securities Management, Inc. as of May 28, 2008, filed as an exhibit to the registration statement on Form S-3 (file no. 333-160710) and incorporated herein by reference

4.8	Warrant issued to Emerald Asset Advisors, LLC, filed as an exhibit to the registration statement on Form S-3 (file no. 333-160710) and incorporated herein by reference

4.9	Form of Warrant issued to Messrs. Rick, Pizzirusso, Ries, Meyers and Pace as of July 17, 2009, filed as an exhibit to the registration statement on Form S-3 (file no. 333-160710) and incorporated herein by reference

10.33	Placement Agency Agreement with JMP Securities LLC and Wedbush Securities Inc. dated September 29, 2009 (including the form of Subscription Agreement included as exhibit A thereto), filed as an exhibit to the Company’s Current Report of Form 8-K dated September 30, 2009 and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934