Form 10-K
period 2009-12-31
ROCKWELL MEDICAL TECHNOLOGIES INC
filed 2010-03-12
CIK 1041024

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2009 (computed by reference to the closing sales price of the registrant’s Common Stock as reported on the NASDAQ Global Market on such date) was $87,376,165. For purposes of this computation, shares of common stock held by our executive officers, directors and common shareholders with 10% or more of the outstanding shares of Common Stock were excluded. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates.

Number of shares outstanding of the registrant’s Common Stock, no par value, as of February 28, 2010: 17,202,108 shares.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement pertaining to the 2010 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed pursuant to Regulation 14A are herein incorporated by reference in Part III of this Annual Report on Form 10-K.

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

General

Rockwell Medical Technologies, Inc., incorporated in the state of Michigan in 1996, manufactures hemodialysis concentrate solutions and dialysis kits, and we sell, distribute and deliver these and other ancillary hemodialysis products primarily to hemodialysis providers in the United States as well as internationally primarily in Latin America, Asia and Europe. Hemodialysis duplicates kidney function in patients with failing kidneys also known as End Stage Renal Disease (“ESRD”). ESRD is an advanced stage of chronic kidney disease (“CKD”) characterized by the irreversible loss of kidney function. Without properly functioning kidneys, a patient’s body cannot get rid of excess water and toxic waste products. Without frequent and ongoing dialysis treatments, these patients would not survive. Our dialysis solutions (also known as dialysate) are used to maintain life, removing toxins and replacing nutrients in the dialysis patient’s bloodstream.

We have licensed and are currently developing proprietary renal drug therapies for both iron-delivery and carnitine/vitamin-delivery, utilizing dialysate as the delivery mechanism. Iron supplementation is routinely administered to more than 90% of patients receiving treatment for anemia. We have licensed a drug therapy for the delivery of iron supplementation for anemic dialysis patients which we refer to as dialysate iron and more specifically as soluble ferric pyrophosphate (“SFP”). To realize a commercial benefit from this therapy, and pursuant to the licensing agreement, we must complete clinical trials and obtain U.S. Food and Drug Administration (“FDA”) approval to market iron supplemented dialysate. We also plan to seek foreign market approval for this product. We believe this product will substantially improve iron maintenance therapy and, if approved, will compete for the global market for iron maintenance therapy. Based on reports from manufacturers of intravenous

(“IV”) iron products and industry estimates, the market size in the United States for IV iron therapy for all indications is approximately $560 million per year. We estimate the global market for IV iron therapy is in excess of $850 million per year. We cannot, however, give any assurance that this product will be approved by the FDA or, if approved, that it will be successfully marketed.

We have also entered into a licensing agreement related to a patent for the delivery of carnitine and vitamins via our hemodialysis solutions. To realize a commercial benefit of this product we must obtain regulatory approval of this product. We seek to add other renal therapies to our pipeline in the future.

Our Business Strategy

Our strategy is to become a leading biopharmaceutical company focused on renal indications. The following are the key elements of our business strategy:

Obtain Regulatory Approval of our Lead Drug Candidate, SFP, Indicated for the Treatment of Iron Deficiency Anemia.

We intend to initiate late stage clinical trials for SFP and obtain FDA regulatory approval to market SFP. We intend to market SFP using our existing operating business infrastructure which currently serves approximately 25% of the U.S. dialysis market.

Develop our Product Portfolio of Renal and Anemia Drugs, Including Extensions of SFP.

We intend to initiate clinical development and obtain FDA regulatory approval to market other extensions of drug products based upon the SFP technology. We believe our SFP technology can be leveraged into other applications. Another developmental candidate in our portfolio is a licensed product that includes carnitine and vitamins delivered via dialysate.

Identify Novel Drug Targets to Address Unmet Market Opportunities.

Our objective is to identify and validate novel drug targets for CKD, ESRD and other therapeutic areas.

Obtain Partners to Achieve Global Development and Commercialization of our Products.

We seek commercial collaborations to develop our products, obtain regulatory approval and realize financial benefits on an international or global basis. We intend to leverage the development, regulatory and commercialization expertise of potential business partners to accelerate the development of certain potential products through licensing of selected technologies.

Acquire Rights to Complementary Drug Candidates and Technologies.

We intend to continue to selectively pursue and acquire rights to drug products in various stages of development while leveraging our dialysis market position.

Continue Development of our Commercial Business and Market Position.

We intend to continue to develop our market presence in our dialysis products business, which will provide a broader platform from which we can sell new products to the dialysis market.

Our Markets

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

Dialysis Industry Trends

Hemodialysis treatments are generally performed in independent clinics or hospitals with the majority of dialysis services performed by national and regional for profit dialysis chains. Based on data published by the U.S. Renal Data Systems (“USRDS”) we estimate that there are approximately 5,400 Medicare-certified treatment clinics in the United States. The two largest national for-profit dialysis chains service approximately 63% of the domestic hemodialysis market. According to industry statistics published by USRDS at the end of 2007, 358,000 patients in the United States were receiving dialysis treatments. The domestic dialysis industry has experienced steady patient population growth over the last two decades. U.S. patient population growth has averaged 4% per year over the last five years.

ESRD incidence rates vary by country with some higher and most lower than the United States. Based on industry reports, the global ESRD population is estimated to be over 2 million and to be growing at a rate of approximately 6% annually. The three major dialysis markets are the United States, the European Union and Japan, which together represent between approximately 55-60% of the total global treatments based on industry estimates.

Our Products

We manufacture, sell, distribute and deliver hemodialysis concentrates as well as a full line of ancillary hemodialysis products to hemodialysis providers and distributors located in 37 states and territories as well as a number of foreign countries, primarily in Latin America, Asia and Europe. Hemodialysis concentrates are comprised of two primary product types, which are generally described as acidified dialysate concentrate, also known as acid concentrate, and bicarbonate.

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

Dri-Sate® Dry Acid Concentrate & Mixing System

We have 510(k) clearance from the FDA to market Dri-Sate Dry Acid Concentrate & Mixing System. Our Dri-Sate Dry Acid Concentrate & Mixing System allows a clinic to mix its acid concentrate on-site. The clinical technician, using a specially designed mixer, adds pre-measured packets of the necessary ingredients to 50 or 100 gallons of purified water (AMII standard). Once mixed, the product is equivalent to the acid concentrate provided to our customers in liquid form. Clinics using Dri-Sate Dry Acid Concentrate realize numerous advantages, including lower cost per treatment, reduced storage space requirements, reduced number of deliveries and more flexibility in scheduling deliveries. In addition to the advantages to our customers, our freight costs are lower for Dri-Sate Dry Acid Concentrate than for acid concentrate in the liquid form. We can also realize greater productivity from our truck fleet resources delivering dry products.

RenalPure Powder Bicarbonate Concentrate

Bicarbonate is generally sold in powder form and each clinic generally mixes bicarbonate on site as required. We offer 9 different bicarbonate powder products covering all three series of generally used bicarbonate dilution ratios.

SteriLyte® Liquid Bicarbonate Concentrate

We have 510(k) clearance from the FDA to market SteriLyte Liquid Bicarbonate. Our SteriLyte Liquid Bicarbonate is used in both acute care and chronic care settings. Our SteriLyte Liquid Bicarbonate offers the dialysis community a high-quality product and provides the clinic a safe supply of bicarbonate.

Ancillary Products

We offer a wide range of ancillary products including blood tubing, fistula needles, specialized custom kits, dressings, cleaning agents, filtration salts and other supplies used by hemodialysis providers.

Iron Supplemented Dialysate

We have licensed the exclusive right to manufacture and sell SFP, a product that we believe, when approved by the FDA, will substantially improve the treatment of dialysis patients with iron deficiency, which is pervasive in the dialysis patient population. Iron deficiency in dialysis patients typically results from the demands placed upon the body by current dialysis drug therapies. Most dialysis patients receive replacement therapy of recombinant human erythropoietin commonly referred to as erythropoiesis stimulating agents, or ESA. An ESA is an artificial hormone that acts in the bone marrow to increase the production of red blood cells, which carry oxygen throughout the body to nourish tissues and sustain life. Hemoglobin, an important constituent of red blood cells, is composed largely of iron and protein.

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

Current iron supplement therapy involves IV parenteral iron compounds, which deposit their iron load into the liver rather than directly to blood plasma to be carried to the bone marrow. The liver slowly processes these iron deposits into a useable form. As a result of the time it takes for the liver to process a dosage of IV iron into useable form, there can be volatility in iron stores, which can reduce the effectiveness of ESA treatments.

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

We are currently conducting the testing required to obtain FDA approval to market SFP in the United States. A Phase IIa clinical trial on our licensed iron supplemented dialysate product under an Investigational New Drug (IND) exemption was completed by our licensor prior to us licensing the product. We completed our Phase IIb human clinical trial at the end of 2009. The Phase IIb study showed SFP was well-tolerated without apparent toxicity and there was overwhelming evidence of dose-dependent SFP-derived iron transfer and uptake based on iron parameters as surrogate markers of efficacy. One of the primary endpoints of the study, a decrease in hemoglobin of at least 1.0 g/dL, was not met primarily due to problems with the study design and the iron-replete nature of enrolled patients, coupled with the control group being unexpectedly and substantially more iron replete than the rest of the test population at the beginning of the study. The other primary endpoint was achieved with the demonstration of safety across all dose groups.

It is our intention to commence our Phase III clinical program after we review the results of our Phase II study and our Phase III clinical design with the FDA.

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

Competition

Dialysis Concentrate and Supplies Competition

We compete against larger more established competitors with substantially greater financial, technical, manufacturing, marketing, research and development and management resources. We had three major competitors until one of our major competitors, Gambro Healthcare, Inc. (“Gambro”), exited the hemodialysis concentrate market at the end of 2006. Our largest competitor is a subsidiary of Fresenius Medical Care AG& Co. KGaA

(“Fresenius”), which is primarily in the business of operating dialysis clinics but also manufactures and markets dialysis devices, drugs and supplies. Globally, Fresenius is vertically integrated, manufacturing a broad range of dialysis products, marketing several dialysis related drugs, and selling a more comprehensive line of dialysis equipment, supplies and services than we sell.

Fresenius treats over 127,500 dialysis patients in North America and operates approximately 1,700 clinics. It also has a renal products business that manufactures a broad array of equipment and supplies, including dialysis machines, dialyzers (artificial kidneys), concentrates and other supplies used in hemodialysis. In addition to its captive customer base in its own clinics, Fresenius also serves other clinic chains and independent clinics with its broad array of products where it commands a market leading position in its key product lines. Fresenius manufactures its concentrate in its own regional manufacturing facilities. Fresenius operates an extensive warehouse network in the United States serving its captive customer base and other independent clinics.

Gambro manufactures and sells hemodialysis machines, dialyzers and other ancillary supplies. Until the end of 2006, Gambro marketed its concentrate solutions to dialysis chains and independent clinics. Gambro sold products to its own clinics until October 2005 when it sold those clinics to DaVita, Inc. (“DaVita”), our largest customer. Concurrent with Gambro’s exit from the concentrate business in late 2006, we began to service many of the DaVita clinics previously serviced by Gambro. DaVita currently services approximately 117,000 patients in 1,500 clinics.

We also compete against Cantel Medical Corp.’s subsidiary, Minntech Corporation (“Minntech”). Minntech’s Renal Systems division primarily sells dialysis concentrates and Renalin, a specialty reuse agent for sanitizing dialyzers. Minntech has one domestic manufacturing facility located in Minnesota. We believe Minntech primarily sells its liquid concentrate products to domestic customers within a 300 mile radius of its facility.

In addition, we compete against other distributors with respect to certain ancillary products and supplies.

Iron Maintenance Therapy Market Competition

We intend to enter the iron maintenance therapy market for the treatment of dialysis patients with anemia. We must obtain FDA approval for our iron supplemented dialysate to enter this market. The iron therapy market for IV iron in the United States presently has several competitors and is dominated by two second generation IV iron drugs, Venofer® and Ferrlecit®. Venofer® is the global market leader for IV iron therapy. Venofer® is owned by Switzerland-based Galenica. Galenica has also developed a new product, Ferinject®, for which it is seeking FDA approval. Ferinject® is not approved for marketing in the United States.

In the U.S. and Canada, Galenica exclusively licenses Venofer® and Injectafer® (US brand name for Ferinject®) to Luitpold Pharmaceuticals, Inc., a wholly owned US subsidiary of Daiichi Sankyo Company Ltd., which has entered into a corresponding ten year sublicense agreement with Fresenius Medical Care to manufacture and distribute Venofer® to the dialysis market in the US and Canada. Venofer® is currently being marketed by Fresenius in the United States to the dialysis market while Luitpold, through its subsidiary American Regent, Inc., markets Venofer for other markets and indications including the pre-dialysis CKD market.

Sanofi-Aventis did not renew its US marketing license of Ferrlecit® with Watson Pharmaceutical, Inc. (“Watson”) and plans to market Ferrlecit® in the United States beginning in 2010. Ferrlecit® is an injectable iron supplement made of sodium ferric gluconate complex in sucrose.

Watson intends to market a generic version of Ferrlecit® in the future. Watson also markets a product called IN-FeD® which is an injectable iron supplement made of dextran and ferric hydroxide. Watson is a large manufacturer of both generic and branded drugs.

In 2009, AMAG Pharmaceuticals, Inc. obtained FDA approval to market ferumoxytol, a parenteral iron product, and began marketing it, under the brand name Feraheme® in late 2009 to both pre-dialysis and chronic dialysis patients. We believe that both Feraheme® and Ferinject® are primarily intended to target the pre-ESRD markets and other indications such as oncology but they may compete in the ESRD market as well.

The markets for drug products are highly competitive. Competition in drug delivery systems is generally based on marketing strength, product performance characteristics (i.e., reliability, safety, patient convenience) and product price. Acceptance by dialysis providers and nephrologists is also critical to the success of a product. The first product on the market in a particular therapeutic area typically is able to obtain and maintain a significant market share. In a highly competitive marketplace and with evolving technology, additional product introductions or developments by others might render our products or technologies noncompetitive or obsolete. In addition, pharmaceutical and medical device companies are largely dependent upon health care providers being reimbursed by private insurers and government payors. Drugs approved by the FDA might not receive reimbursement from private insurers or government payors. Even if approved by the FDA, providers of dialysate iron maintenance therapy might not obtain reimbursement from insurers or government payors. If providers do not receive reimbursement for dialysate iron maintenance therapy, the commercial prospects and marketability of the product would be severely diminished.

CMS has historically paid providers for dialysis treatments under the Medicare program in two parts: the composite rate and separately reimbursed drugs and services. The composite rate is payment for the complete dialysis treatment except for physicians’ professional services, separately billed laboratory services, separately billed drugs. CMS reimbursement practices are changing, which we think may benefit our marketing efforts. CMS will begin implementation of a fully bundled reimbursement rate on January 1, 2011 and is intended to be fully implemented by 2014. This change is expected to result in a single composite rate per treatment, thereby eliminating reimbursement for individual drugs and services to providers. While the precise terms and structure of the reimbursement procedures under this capitated rate program are not expected to be fully known until closer to implementation, we believe that the provider market may find the potential economic advantages of our iron supplemented dialysate to be an attractive alternative to IV iron drugs. Providers may be attracted to SFP over IV iron products due to the lower cost of administration and the potential for improved therapeutic response from costly ESA treatments.

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

Medical Device Approval and Regulation

A medical device may be marketed in the United States only with prior authorization from the FDA unless it is subject to a specific exemption. Devices classified as Class I devices (general controls) or Class II devices (general and special controls) are eligible to seek “510(k) clearance” from the FDA. Such clearance generally is granted when submitted information establishes that a proposed device is “substantially equivalent” to a legally marketed device that is not subject to premarket approval. A legally marketed device is a “pre-amendment” device that was legally marketed prior to May 28, 1976. The FDA in recent years has been requiring a more rigorous demonstration of substantial equivalence than in the past, including requiring clinical trial data in some cases. For any devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect safety or effectiveness, or constitute a major change in the intended use of the device, will require new 510(k) submissions. We have been advised that it usually takes from three to six months from the date of submission to obtain 510(k) clearance, and may take substantially longer. Our hemodialysis concentrates, liquid bicarbonate and other ancillary products are categorized as Class II devices.

A device which sustains or supports life, prevents impairment of human health or which presents a potential unreasonable risk of illness or injury is categorized as a Class III device. A Class III device generally must receive approval through a pre-market approval (“PMA”) application, which requires proving the safety and effectiveness of the device to the FDA. The process of obtaining PMA approval is expensive and uncertain. We have been advised that it usually takes from one to three years to obtain approval after filing the request, and may take substantially longer.

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

Drug Approval and Regulation

The marketing of pharmaceutical products, such as our new iron maintenance therapy product, in the United States requires the approval of the FDA. The FDA has established regulations, guidelines and safety standards which apply to the pre-clinical evaluation, clinical testing, manufacturing and marketing of our new iron maintenance therapy product and other pharmaceutical products. The process of obtaining FDA approval for our new product may take several years and involves the expenditure of substantial resources. The steps required before a pharmaceutical product can be produced and marketed for human use include: (i) pre-clinical studies; (ii) submission to the FDA of an Investigational New Drug Application (“IND”), which must become effective before human clinical trials may commence in the United States; (iii) adequate and well controlled human clinical trials; (iv) submission to the FDA of a New Drug Application (“NDA”) or, in some cases, an Abbreviated New Drug Application (“ANDA”); and (v) review and approval of the NDA or ANDA by the FDA. An NDA generally is required for products with new active ingredients, new indications, new routes of administration, new dosage forms or new strengths. An NDA requires that complete clinical studies of a product’s safety and efficacy be submitted to the FDA, the cost of which is substantial. The costs are often less, however, for new delivery systems which utilize already approved drugs than for drugs with new active ingredients.

An ANDA is a marketing application filed as part of an abbreviated approval process that is available for generic drug products that have the same active ingredient(s), indication, route of administration, dosage form and dosage strength as an existing FDA-approved product, if studies have demonstrated bio-equivalence of the new product to the FDA-approved product. Under applicable regulations, companies that seek to introduce an ANDA product must also certify that the product does not infringe on the approved product’s patent or that such patent has expired. If the applicant certifies that its product does not infringe on the approved product’s patent, the patent holder may institute legal action to determine the relative rights of the parties and the application of the patent, and the FDA may not finally approve the ANDA until a court finally determines that the applicable patent is invalid or would not be infringed by the applicant’s product.

Pre-clinical studies are conducted to obtain preliminary information on a pharmaceutical product’s efficacy and safety in animal or in vitro models. The results of these studies are submitted to the FDA as part of the IND and are reviewed by the FDA before human clinical trials begin. Human clinical trials may begin 30 days after receipt of the IND by the FDA unless the FDA objects to the commencement of clinical trials.

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

Manufacturing facilities are subject to periodic inspections for compliance with regulations and each domestic drug manufacturing facility must be registered with the FDA. Foreign regulatory authorities may also have similar regulations. We expend significant time, money and effort in the area of quality assurance to fully comply with all applicable requirements. FDA approval to manufacture a drug is site specific. In the event an approved manufacturing facility for a particular drug becomes inoperable, obtaining the required FDA approval to manufacture such drug at a different manufacturing site could result in production delays, which could adversely affect our business and results of operations. Manufacturers and distributors must comply with various post-market requirements, including adverse event reporting, re-evaluation of approval decisions and notices of changes in the product.

Other government regulations

The federal and state governments in the United States, as well as many foreign governments, from time to time explore ways to reduce medical care costs through health care reform. Due to uncertainties regarding the ultimate features of reform initiatives and their enactment and implementation, we cannot predict what impact any reform proposal ultimately adopted may have on the pharmaceutical and medical device industry or on our business or operating results. Recent health reform proposals, if enacted, are likely to result in material changes to the Medicare and Medicaid programs and levels of reimbursement and possibly the imposition of fees or excise taxes on pharmaceutical and device manufacturers based on revenues. Our activities are subject to various federal, state and local laws and regulations regarding occupational safety, laboratory practices, and environmental protection and may be subject to other present and possible future local, state, federal and foreign regulations.

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

Product License Agreements

We entered into two license agreements with an entity covering drugs and vitamin additives to dialysate. These license agreements cover both issued patents and pending patent applications in the United States and abroad. We entered into these license agreements in 2002 and 2006. The U.S. and foreign license rights extend until approximately 2023.

We are a party to a product license agreement for an issued U.S. patent and pending international patent applications for a combination drug and vitamin supplement to be delivered by dialysate. This product license includes a complex of carnitine and vitamins. The license agreement requires us to seek and to fund U.S. regulatory approval. The license agreement calls for ongoing royalties for any product sales following regulatory approval during the life of the patent and a reduced royalty rate for ten years thereafter.

We are also a party to a license agreement for SFP that covers issued patents in the United States, the European Union and Japan, as well as patent and pending patent applications in other foreign jurisdictions. The license agreement continues for the duration of the underlying patents in each country, or until August 14, 2016 in the United States, and may be extended thereafter. Patents were issued in the United States in 1999 and 2004. The European patent was issued in 2005 and extends through 2017. The Japanese patent was issued in 2007 and extends through 2017.

Our SFP license agreement requires us to obtain and pay the cost of obtaining FDA approval of the product in order to realize any benefit from commercialization of the product. In addition to funding safety pharmacology testing, clinical trials and patent maintenance expenses, we are obligated to make certain milestone payments and to pay ongoing royalties upon successful introduction of the product. The milestone payments include a payment of $50,000 which will become due upon completion of Phase III clinical trials, a payment of $100,000 which will become due upon FDA approval of the product and a payment of $175,000 which will become due upon issuance of a reimbursement code covering the product.

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

In addition to the patent protection afforded SFP under our licensing agreement, we have a pending patent application which covers SFP’s active pharmaceutical ingredient, its synthesis and its manufacture.

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

Customers

We operate in one market segment which involves the manufacture and distribution of hemodialysis concentrates, dialysis kits and ancillary products used in the dialysis process to hemodialysis clinics. For the years ended December 31, 2009, 2008 and 2007, one customer, DaVita, Inc., accounted for 50%, 51% and 52% of our sales, respectively. Our accounts receivable from this customer were $1,267,500 and $2,620,000 as of

December 31, 2009 and 2008, respectively. We are dependent on this key customer and the loss of its business would have a material adverse effect on our business, financial condition and results of operations. No other customers accounted for more than 10% of our sales.

The majority of our international sales in each of the last three years were sales to domestic distributors that were resold to end users outside the United States. Our sales to foreign customers and distributors amounted to less than 5% of our total sales in each of those years and we have no assets outside the United States. Our total international sales, including sales to domestic distributors for resale outside the United States, aggregated 12%, 10% and 5% of overall sales in 2009, 2008 and 2007, respectively.

Employees

As of December 31, 2009, we had approximately 300 employees, substantially all of whom are full time employees. Our arrangements with our employees are not governed by any collective bargaining agreement. Our employees are employed on an “at-will” basis.

Research & Development

We are required to pay the cost of obtaining FDA approval to market SFP in order to realize any benefit from commercialization of the product, which we expect will take several years and be costly to us. We completed our pre-clinical testing in 2007 and our Phase IIb dose ranging study in late 2009. We engaged outside service providers, contract research organizations, consultants and legal counsel to assist us with clinical trials, product development and obtaining regulatory approval. In addition, we incurred ongoing expenses related to obtaining additional protection of the intellectual property underlying our licensing agreements. In 2009, 2008 and 2007, we incurred aggregate expenses related to the commercial development of SFP of approximately $6.5 million, $3.8 million and $3.3 million, respectively.

We estimate that it will cost approximately $15 million to complete our clinical testing and obtain FDA approval to market SFP. We estimate that we will spend $18 million or more on product development and other research activities over the next two years, including our SFP expenditures. These costs will have a material impact on us and we are likely to incur annual losses for the duration of the clinical trials. Our current level of capital resources is expected to be adequate to fund our expected funding requirements. However, if we need to do more testing than expected, we may need to raise additional capital at some future date.

Where You Can Get Information We File with the SEC

Our internet address is http://www.rockwellmed.com. You can access free of charge on our web site all of our reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports. These reports are available as soon as practicable after they are electronically filed with the SEC.

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

Our revenue is highly concentrated in a few customers and the loss of any of those customers could adversely affect our results. One customer in particular accounted for a majority of our total sales during each of the last three years. If we were to lose this customer or our relationship with any of our other major national and regional dialysis chain customers, it would have a substantial negative impact on our cash flow and operating results and could have a detrimental impact on our ability to continue our operations in their current form or to continue to execute our business strategy. If we lost a substantial portion of our business, we would be required to take actions to conserve our cash resources and to mitigate the impact of any such losses on our business operations.

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

We are seeking FDA approval for SFP, a drug used in the treatment of anemia. Obtaining FDA approval for any drug is expensive and can take a long time. We may not be successful in obtaining FDA approval for SFP. The FDA may change, expand or alter its requirements for testing, which may increase the scope, duration and cost of our clinical development plan. Clinical trials are expensive and time consuming to complete, and we may not have sufficient funds to complete the clinical trials to obtain marketing approval. Our clinical trials might not prove successful. In addition, the FDA may order the temporary or permanent discontinuation of a clinical trial at any time. Many products that undergo clinical trials are never approved for patient use. Thus, it is possible that our new proprietary products may never be approved to be marketed. If we are unable to obtain marketing approval, our entire investment in new products may be worthless and our licensing rights could be forfeited.

Even if our new drug product is approved by the FDA, we may not be able to market it successfully.

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

We may not be successful in maintaining our gross profit margins.

A significant portion of our costs are for chemicals and fuel which are subject to pricing volatility based on demand and are highly influenced by the overall level of economic activity. While our gross profit margins improved substantially in 2009 due to a variety of factors including product mix shifts to less expensive products, reductions in fuel and chemical costs and increased product pricing, we may realize future cost and pricing pressure which may cause our gross profit margins to decrease.

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

Many of our customers receive the majority of their funding from the government and are supplemented by payments from private health care insurers. Our customers depend on Medicare and Medicaid funding to be viable businesses. A variety of changes to health insurance and reimbursement have been proposed in Congress, some of which, if enacted into law, could have a negative impact on Medicare and Medicaid funding and on reimbursement protocols. If Medicare and Medicaid funding were to be materially decreased, our customers would be severely impacted, increasing our risk of not being paid in full by our customers. An increase in our exposure to uncollectible accounts could have a material adverse effect on our financial position, results of operations and cash flows.

In 2011, the government will implement a change to reimbursement practices by shifting to a fully bundled rate per dialysis session compared to the current practice of separately billed services and medications. This change increases the burden on dialysis treatment providers to effectively manage their cost of treatment and operations and may put more pressure on suppliers such as us to reduce costs. As a result, we may see increased pressure to reduce the cost of our products, which would have a negative impact on our revenue and gross profit margins.

Orders from our international distributors may not result in recurring revenue.

Our revenue from international distributors may not recur consistently or at all. Such revenue is often dependent upon the availability of government funding in those nations and there may be local, regional or geopolitical changes that impact funding of healthcare expenditures in those nations.

We depend on key personnel.

Our success depends heavily on the efforts of Robert L. Chioini, our President and Chief Executive Officer, Dr. Richard Yocum MD, our Vice President of Drug Development & Medical Affairs, Dr. Ajay Gupta MD, our Chief Scientific Officer, and Thomas E. Klema, our Chief Financial Officer, Secretary and Treasurer. Mr. Chioini is primarily responsible for managing our sales and marketing efforts. Dr. Yocum is primarily responsible for managing our product development efforts. Dr. Gupta is primarily responsible for discovery and development of new technologies. None of our executive management are parties to a current employment agreement with the Company. If we lose the services of Mr. Chioini, Dr. Yocum, Dr. Gupta or Mr. Klema, our business, product development efforts, financial condition and results of operations could be adversely affected.

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

Although our hemodialysis concentrates have been cleared by the FDA, it could rescind these clearances and any new products or modifications to our current products that we develop could fail to receive FDA clearance. If the FDA rescinds or denies any current or future clearances or approvals for our products, we would be prohibited from selling those products in the United States until we obtain such clearances or approvals. Our business would be adversely affected by any such prohibition, any delay in obtaining necessary regulatory approvals, and any limits placed by the FDA on our intended use. Our products are also subject to federal regulations regarding manufacturing quality. In addition, our new products will be subject to review as a pharmaceutical drug by the FDA. The process of obtaining such approval is time-consuming and expensive. In addition, changes in applicable regulatory requirements could significantly increase the costs of our operations and may reduce our profitability if we are unable to recover any such cost increases through higher prices.

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

The federal and state governments in the United States, as well as many foreign governments, from time to time explore ways to reduce medical care costs through health care reform. The federal Medicare and Medicaid programs are facing financial challenges and are looking at ways to reduce the costs of the Medicare and Medicaid programs. Similarly, many states have large deficits which may prove unsustainable, resulting in defaults on state debt obligations which may ultimately result in the reduction or curtailment of health care benefits or state Medicaid reimbursement.

In the United States, Congress has debated bills that, if adopted, would make significant changes to the health care payment and delivery system. It is difficult to determine at this time whether a health care reform bill will be passed and if passed, what the provisions of such a bill would be. Any health care reform that impacts the level of health care benefits, the insurers responsible for payment or the providers responsible for performing services, particularly changes in the Medicare and Medicaid programs, could reduce our sales and profitability and have a material adverse effect on our business, financial condition and results of operations. In addition, the current health reform bills would impose fees or excise taxes on pharmaceutical and device manufacturers based on their revenues, which could also have a material adverse effect on the Company.

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

We are unable to predict the effect, if any, that future sales of common shares, or the availability of our common shares for future sales, will have on the market price of our common shares from time to time. Sales of substantial amounts of our common shares (including shares issued upon the exercise of stock options or warrants), or the possibility of such sales, could adversely affect the market price of our common shares and also impair our ability to raise capital through an offering of our equity securities in the future. As of December 31, 2009 an additional 1,694,169 shares may be issued upon exercise of outstanding warrants. In addition, as of December 31, 2009, there were an additional 1,624,400 warrants that become exercisable in 2010. In the future, we may issue additional shares or warrants in connection with investments or for other purposes considered advisable by our Board of Directors. Any substantial sale of our common shares may have an adverse effect on the market price of our common shares.

In addition, as of December 31, 2009, there were 3,136,500 shares issuable upon the exercise of outstanding and exercisable stock options, 1,305,000 shares issuable upon the exercise of outstanding stock options that are not yet exercisable and 473,333 additional shares available for grant under our 2007 Long Term Incentive Plan. Additional grants have been made in 2010. The market price of the common shares may be depressed by the potential exercise of these options. The holders of these options are likely to exercise them when we would otherwise be able to obtain additional capital on more favorable terms than those provided by the options.

The market price of our securities may be volatile.

The historically low trading volume of our common shares may also cause the market price of the common shares to fluctuate significantly in response to a relatively low number of trades or transactions.

Voting control and anti-takeover provisions reduce the likelihood that you will receive a takeover premium.

As of December 31, 2009, our officers and directors beneficially owned approximately 20.8% of our voting shares (assuming the exercise of exercisable options granted to such officers and directors). Accordingly, they may be able to effectively control our affairs. Our shareholders do not have the right to cumulative voting in the election of directors. In addition, the Board of Directors has the authority, without shareholder approval, to issue shares of preferred stock having such rights, preferences and privileges as the Board of Directors may determine. Any such issuance of preferred stock could, under certain circumstances, have the effect of delaying or preventing a change in control and may adversely affect the rights of holders of common shares, including by decreasing the amount of earnings and assets available for distribution to holders of common shares and adversely affect the relative voting power or other rights of the holders of the common shares. In addition, we are subject to Michigan statutes regulating business combinations which might also hinder or delay a change in control. Anti-takeover provisions that could be included in the preferred stock when issued and the Michigan statutes regulating business combinations can have a depressive effect on the market price of our common shares and can limit shareholders’ ability to receive a premium on their shares by discouraging takeover and tender offers.

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

Since inception, we have not paid any cash dividend on our common shares and do not anticipate paying such dividends in the foreseeable future. The payment of dividends is within the discretion of our Board of Directors and depends upon our earnings, capital requirements, financial condition and requirements, future prospects, restrictions in future financing agreements, business conditions and other factors deemed relevant by the Board. We intend to retain earnings and any cash resources to finance our operations and, therefore, it is highly unlikely we will pay cash dividends.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

We occupy a 51,000 square foot facility in Wixom, Michigan under a lease expiring in August 2010. We also occupy a 51,000 square foot facility in Grapevine, Texas under a lease expiring in August 2010. We expect to extend or renew these leases on terms acceptable to us or find comparable facilities. In addition, we lease a 57,000 square foot facility in Greer, South Carolina under a three year lease expiring February 28, 2011. We have an option to renew thereafter for one or two years.

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

We are not currently subject to any litigation that we expect to have a material effect on our financial condition and results of operations.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common shares trade on the Nasdaq Global Market under the trading symbol “RMTI”. The prices below are the high and low sale prices as reported by the Nasdaq Global Market in each quarter during 2008 through 2009.

	Sale Price
Quarter Ended	High	Low

March 31, 2008	$7.26	$5.72
June 30, 2008	$7.49	$4.65
September 30, 2008	$7.20	$3.40
December 31, 2008	$4.79	$1.06
March 31, 2009	$4.85	$2.56
June 30, 2009	$8.79	$3.82
September 30, 2009	$9.39	$7.20
December 31, 2009	$8.14	$6.00

As of February 28, 2010, there were 33 holders of record of our common shares.

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

Performance Graph

The following graph compares the cumulative 5-year total return of holders of the Company’s common stock with the cumulative total returns of the Russell 2000 index and the Nasdaq Biotechnology index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with reinvestment of all dividends, if any) on December 31, 2004 with relative performance tracked through December 31, 2009. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Rockwell Medical Technologies, Inc., The Russell 2000 Index
And The NASDAQ Biotechnology Index

*$100 invested on 12/31/04 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009
Rockwell Medical	$100.00	$141.90	$226.35	$227.94	$133.02	$244.13
Russell 2000	$100.00	$104.55	$123.76	$121.82	$80.66	$102.58
NASDAQ Biotechnology	$100.00	$117.54	$117.37	$121.37	$113.41	$124.58

The information furnished under the heading “Stock Performance Graph” shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities of that Section, and such information shall not be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended.

Item 6.	Selected Financial Data.

The financial data in the following tables should be read in conjunction with the consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-K.

	For the Year Ended December 31,
	2009	2008	2007	2006	2005

Net sales	$54,729,505	$51,666,033	$43,045,304	$28,638,859	$27,694,955
Cost of sales(2)	46,842,334	49,159,478	40,156,041	25,837,294	24,689,912
Gross profit(2)	7,887,171	2,506,555	2,889,263	2,801,565	3,005,043
Income from continuing operations before interest expense and income taxes	(5,481,379)	(8,085,196)	(3,608,353)	(4,637,830)	274,903
Interest expense, net	19,859	(221,139)	110,542	(62,851)	198,095
Income from continuing operations before income taxes	(5,501,238)	(7,864,057)	(3,718,895)	(4,574,979)	76,808
Income taxes	—	—	—	—	—
Net income	(5,501,238)	(7,864,057)	(3,718,895)	(4,574,979)	76,808
Earnings per common share:
Basic	$(0.37)	$(0.57)	$(0.32)	$(0.41)	$0.01
Diluted	$(0.37)	$(0.57)	$(0.32)	$(0.41)	$0.01
Weighted average number of common shares and common share equivalents
Basic	14,709,016	13,836,435	11,771,381	11,189,001	8,674,651
Diluted	14,709,016	13,836,435	11,771,381	11,189,001	9,356,990

	As of December 31,
	2009	2008	2007	2006	2005

Total assets	$34,879,221	$18,959,982	$22,803,134	$13,152,833	$9,260,660
Current assets	29,948,945	14,428,691	18,645,945	9,058,846	5,380,080
Current liabilities	5,536,957	7,097,836	4,637,271	4,452,675	4,682,139
Working capital	24,411,988	7,330,855	14,008,674	4,606,171	697,941
Long-term debt and capitalized lease obligations	19,062	41,203	204,837	326,045	733,723
Stockholders’ equity(1)	29,323,202	11,820,943	17,961,026	8,374,113	3,844,798
Book value per outstanding common share	$1.70	$0.84	$1.30	$0.37	$0.43
Common shares outstanding	17,200,442	14,104,690	13,815,186	11,500,349	8,886,948

(1)	There were no cash dividends paid during the periods presented.

(2)	The Company has reclassified certain expenses from Selling, General and Administrative Expense to Cost of Sales in the 2008 and 2007 consolidated income statements to conform with the current year presentation. The impact of the change was not material. Earlier periods were not adjusted as the amounts were immaterial.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview and Recent Developments

Rockwell Medical operates in a single business segment as a specialty pharmaceutical company offering innovative products targeting end-stage renal disease, chronic kidney disease, and iron deficiency anemia. As an established manufacturer delivering high-quality hemodialysis concentrates to dialysis providers and distributors in the U.S. and abroad, we provide products used to maintain human life, remove toxins and replace critical nutrients in the dialysis patient’s bloodstream.

We are currently developing unique, proprietary renal drug therapies. These exclusive renal drug therapies support disease management initiatives to improve the quality of life and care of dialysis patients and are designed to deliver safe and effective therapy, while decreasing drug administration costs and improving patient convenience and outcome.

Our strategy is to develop high potential drug candidates while also expanding our dialysis products business, which had sales of $54.7 million in 2009. Our dialysis products business was cash flow positive in 2009, which partially offset the cash requirements for our product development efforts, which totaled $6.5 million in 2009.

Our product development costs were primarily for the Phase IIb clinical trial of SFP, our lead drug candidate. We believe our SFP product has unique and substantive benefits compared to current treatment options and has the potential to compete in the iron maintenance therapy market. The cost to obtain regulatory approval for a drug in the United States is expensive and can take several years. We anticipate that costs to complete the expected clinical trials and obtain FDA approval to market SFP will total approximately $15 million. In addition to our SFP testing and approval process, we plan to spend additional amounts on testing and development of extensions of SFP technology as well as on other opportunities. We raised $20.4 million, net of expenses, in the fourth quarter of 2009 primarily to fund these activities and believe these cash resources will be sufficient to complete the SFP testing and FDA approval process and our other planned research and development activities.

In 2009, our business operating results improved significantly, largely as a result of actions taken in late 2008 coupled with improved pricing conditions on many of the specialty chemicals and other raw materials that constitute a majority of our product costs. Following two years of high inflation in our key costs during 2007 and 2008, we realized a substantial reduction in the cost of specialty chemicals, packaging and diesel fuel during 2009. We also benefitted from a significant shift to lower cost products by our customers which further improved our gross profit margins. Conversion to our Dri-sate Dry Acid product line typically results in lower sales and cost per treatment for the provider while the lower associated distribution costs helps to increase our gross profit margins.

While our gross profit margins achieved historical highs of approximately 17% in the second half of 2009, we anticipate a moderate amount of downward pressure on gross profit margins in 2010. We anticipate a continued increase in fuel and other costs in 2010 along with competitive pricing pressures in the renal market, both of which may inhibit our ability to maintain gross profit margins at the level realized in the second half of 2009.

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

Results of Operations

For the year ended December 31, 2009 compared to the year ended December 31, 2008

Sales

In 2009, our sales were $54.7 million, an increase of $3.1 million or 5.9% over 2008. This increase was due to growth in both our domestic sales of $1.6 million or 3.3% and in our international sales of $1.5 million or 30%. Our international sales were 12% of total sales in 2009 compared to 10% of sales in 2008. The majority of our sales growth in 2009 came from unit volume growth primarily in our Dri-Sate Dry Acid product line as customers continued to migrate from liquid to dry acid concentrate, and to a lesser extent from conversion from higher cost formulations to lower cost formulations. In addition, our average selling prices increased approximately 2.3% in 2009.

Gross Profit

Our gross profit in 2009 was $7.9 million, an increase of $5.4 million or 215% over 2008. Our gross profit margins increased to 14.4% in 2009 compared to 4.9% in 2008. The improvement in our gross profit was primarily due to significant changes to our product mix coupled with lower operating and procurement costs and higher sales prices. Our product mix was favorably impacted by the continued conversion of customers to our Dri-Sate product line and to lower cost formulations of our dialysis concentrates. Dri-Sate case volume increased by 35% in 2009 compared to 2008. We also benefitted from lower diesel fuel costs and chemical procurement costs.

Selling, General and Administrative Expenses

Selling, general and administrative, or “SG&A,” expenses were $6.9 million or 12.6% of sales in 2009 compared to 13.1% of sales in 2008. SG&A costs increased $0.15 million compared to 2008, primarily due to an increase in non-cash charges for equity compensation, which aggregated $2.35 million in 2009 compared to $1.45 million in 2008, and minor increases in compensation and other operating expense. The increase was offset by the effect of legal and settlement costs of $925,000 related to the settlement of certain litigation in 2008.

Research and Development

We incurred product development and research costs related to the commercial development, patent approval and regulatory approval of new products, including SFP, aggregating approximately $6.5 million and $3.8 million in 2009 and 2008, respectively. Costs incurred in both 2009 and 2008 were primarily for conducting human clinical trials of SFP.

Interest Expense, Net

Net interest expense in 2009 increased by $241,000 compared to 2008 primarily due to a $268,000 reduction in interest income from our cash investments as a result of lower investable funds and a substantially lower interest rate environment in 2009 compared to 2008. The investment of the proceeds of the October 2009 equity offering in short term investments had an immaterial effect on interest income in 2009 and is not expected to cause interest income to increase significantly due to the very low short term interest rate environment.

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

Gross Profit

Our gross profit in 2008 was $2.5 million compared to $2.9 million in 2007 which included the reclassification of certain expenses to cost of sales from SG&A expense for both periods to conform with the current year presentation. While we realized higher sales in 2008, the impact of cost increases for chemicals, packaging and fuel more than offset the beneficial impact of higher selling prices and increased sales volumes. We experienced unprecedented increases in our key cost drivers in 2008 continuing the trends experienced in 2007. We also incurred cost increases in the second half of 2008 relating to our operational improvements discussed above that adversely affected our gross profit in 2008, some of which increases, such as the costs relating to additional human resources and information technology, will continue to affect our operating expenses in future periods. As a result, our gross profit margins decreased to 4.8% in 2008 from 6.7%. We experienced substantially higher costs in our key chemical ingredients in 2008 and our fuel costs increased 1.6% as a percent of domestic sales in 2008 compared to 2007. The weighted average market price of domestic diesel fuel increased approximately 32% in 2008 compared to 2007 based on Department of Energy diesel fuel statistics.

Prices for several of our key raw material ingredients decreased substantially at the end of 2008. Beginning in 2009, we negotiated new annual contracts for certain key chemicals at substantially lower prices than paid in the fourth quarter of 2008.

Selling, General and Administrative Expenses

Selling, general and administrative, or “SG&A,” expenses were $6.8 million or 13.1% of sales in 2008 compared to 7.5% of sales in 2007, including the reclassification for both periods of certain expenses to cost of sales adjusted to conform to the current year presentation. SG&A costs increased $3.5 million in 2008 compared to 2007. In 2008, SG&A included non-cash charges for equity related compensation of $1.45 million, an increase of $1.2 million in 2008 compared to 2007. In addition, we settled a legal dispute with a former landlord for $750,000 and incurred overall costs of $925,000 related to this litigation in 2008. Approximately half of the remaining increase in SG&A of $1.4 million was due to increased costs for human resources. We made a substantial investment in information technology and the associated costs increased approximately $0.2 million compared to 2007. We also began to increase our public relations and investor relations activities pertaining to SFP and increased our related spending by approximately $0.2 million compared to 2007. In addition, we incurred approximately $0.1 million in additional costs associated with the audit of our internal controls by our independent accounting firm for the first time in 2008.

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

Impairments of long-lived assets

We account for impairment of long-lived assets, which include property and equipment, amortizable intangible assets and goodwill, in accordance with authoritative accounting pronouncements. An impairment review is performed annually or whenever a change in condition occurs which indicates that the carrying amounts of assets may not be recoverable. Such changes may include changes in our business strategies and plans, changes to our customer contracts, changes to our product lines and changes in our operating practices. We use a variety of factors to assess the realizable value of long-lived assets depending on their nature and use.

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

Liquidity and Capital Resources

Our strategy is centered on obtaining regulatory approval to market SFP and developing other high potential drug candidates, while also expanding our dialysis products business. We expect to expend substantial amounts in support of our clinical development plan and regulatory approval of SFP and its extensions. These initiatives will require the expenditure of substantial cash resources.

In October 2009, we raised $20.4 million in equity capital, net of related expenses, primarily for the purpose of funding the clinical development and FDA approval of SFP. We estimate that we will spend $18 million on our SFP Phase III clinical development program and FDA approval activities and other development initiatives over the next two years. Positive cash flows from operations should reduce our overall use of cash going forward.

We recently completed our Phase IIb clinical trial for SFP and plan to seek FDA approval to conduct Phase III clinical trials for SFP. We anticipate that costs to complete the remaining planned clinical trials for SFP and obtain FDA approval to market SFP will total approximately $15 million.

Our cash resources include cash generated from our business operations and the proceeds from our equity offerings in 2007 and 2009. Our current assets exceeded our current liabilities by over $24.4 million as of December 31, 2009 and included $23 million in cash and cash equivalents. In 2009, we realized $20.5 million in cash from financing activities while using $1.6 million in investing activities, primarily on capital spending, and also using $1.4 million in operating activities. Cash used in operations of $1.4 million was net of $6.5 million in research and development expenditures. Impacting the cash generated from business operations was a $1.7 million reduction in accounts receivable from 2008 with approximately $1 million of the increase in cash due to earlier than expected cash receipts from a customer at year end.

We believe our cash resources are sufficient to fund our anticipated research and development activities as well as our ordinary course operating cash requirements in 2010 and 2011. We expect to generate positive cash flow from operations in 2010, excluding the effect of our research and development expenses assuming stable operating results and relative stability in the markets for our key raw materials. However, if we use more cash than anticipated for SFP development, or are required to do more testing than expected or if the assumptions underlying our cash flow projections for 2010 and 2011 prove to be incorrect, we may need to obtain additional cash, such as through equity financing, debt financing of capital expenditures or a line of credit, to supplement our working capital. Alternatively, we may seek to enter into development arrangements with an international partner in order to fully execute our strategic plan. We may also evaluate alternative sources of business development funding, licensing agreements with international marketing partners, sub-licensing of certain products for certain markets and other potential funding sources.

Contractual Obligations

The following table details our contractual obligations as of December 31, 2009:

	Payments due by period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years

Capital leases	$65,789	$45,806	$19,983	—	—
Operating leases	$3,510,840	$1,655,687	$1,648,141	$207,012	—
Purchase obligations	$4,500	$4,500	—	—	—

Total	$3,581,129	$1,705,993	$1,668,124	$207,012	—

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

Our current exposure to interest rate risk is limited to changes in interest rates on short term investments of cash. As of December 31, 2009, we had $20.5 million in short term investments in a money market fund.

A hypothetical 100 basis point increase in market interest rates for short term liquid investments would increase our annualized interest income by approximately $0.2 million, assuming we invested $20.5 million in cash and that level remained constant for the year. We did not perform an analysis of a 100 basis point decrease in market interest rates as such an analysis would be meaningless.

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

As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. We maintain internal control over financial reporting designed to provide reasonable assurance, not absolute, regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our evaluation included documenting, evaluating and testing of the design and operating effectiveness of our internal control over financial reporting. Based on this evaluation, we concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

Plante & Moran, PLLC, an independent registered public accounting firm, as auditors of our consolidated financial statements, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2009. Plante & Moran, PLLC’s report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting, is included herein.

Changes in Internal Controls

There was no change in our internal control over financial reporting identified in connection with the Company’s evaluation of such internal controls that occurred during our fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes our compensation plans, including individual compensation arrangements, under which our equity securities are authorized for issuance as of December 31, 2009:

	Number of securities to be
	issued upon exercise of	Weighted-average	Number of securities remaining
	outstanding options,	exercise price of	available for future issuance under
	warrants	outstanding options,	equity compensation plans (excluding
	and rights	warrants and rights	securities reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	4,441,500	$3.95	473,333
Equity compensation plans not approved by security holders	1,160,200	$5.84	- 0 -

Total	5,601,700	$4.32	473,333

In 2007, 2008 and 2009, we issued warrants to purchase common shares pursuant to compensation arrangements with four non-employee consultants who provide (or provided) services to us, including providing investor relations consulting services and introducing the Company to potential licensing partners and acquisition candidates and acting as a liaison to the equity investment community. These were not issued under a preexisting plan and shareholder approval for these transactions was not required or sought. The exercise price and the number of shares of common stock purchasable upon exercise of the warrants are subject to adjustment in certain events including: (a) a stock dividend payable in common stock, stock split, or subdivision of our common stock; and (b) reclassification of our common stock or any reorganization, consolidation, merger, or sale, lease, license, exchange or other transfer of all or substantially all of the business and/or assets of the Company.

As of October 3, 2007, we entered into a consulting agreement pursuant to which we have issued warrants to acquire 135,000 Common Shares. The warrants were earned at the rate of 15,000 warrants per month of service. The first 90,000 warrants that were earned have an exercise price of $7.00 per share and the remaining 45,000 warrants have an exercise price of $7.50 per share and in each case are exercisable for cash. The warrants expire at the close of business on October 3, 2011. These warrants become exercisable on the first anniversary of the date on which they are earned and may be exercised in whole or in part at any time until their expiration. The Common Shares underlying these warrants have been registered for resale by the holder under the Securities Act of 1933.

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

On September 30, 2008, we entered into an advisory agreement pursuant to which we issued warrants to acquire 60,000 Common Shares. The warrants were earned in 20,000 share increments on September 30, 2008, January 1, 2009 and July 1, 2009. The warrants became exercisable on January 1, 2010 and will expire on September 30, 2012. Upon a termination of the agreement (A) by us due to a material breach of the agreement by the consultant or (B) by the consultant, any unearned warrants at the time of such termination would have expired. The warrants have an exercise price of $6.50 per share and may be exercised on a cashless basis or for cash. The Common Shares underlying these warrants have been registered for resale by the holder under the Securities Act of 1933.

In November 2008, the Company entered into an advisory agreement, as amended, pursuant to which we issued warrants to acquire a total of 700,000 Common Shares. All of the warrants were immediately earned. Warrants to purchase 300,000 Common Shares at an exercise price of $1.99 per share became exercisable on November 5, 2009, and will expire on November 5, 2011. The warrants would have expired upon an earlier termination of the agreement prior to November 5, 2009 (A) by us due to a material breach of the agreement by the consultant or (B) by the consultant. Warrants to purchase 400,000 Common Shares will become exercisable on November 5, 2010, and will expire on the earlier of (i) November 5, 2011, or (ii) the termination of the agreement prior to November 5, 2010 (A) by us due to a material breach of the agreement by the consultant or (B) by the consultant. One-half of these warrants have an exercise price of $4.54, and the remainder have an exercise price of $7.00 per share. The warrants are exercisable only for cash. The Common Shares underlying these warrants have been registered for resale by the holder under the Securities Act of 1933.

On September 29, 2009, the Company entered into a placement agency agreement with two co-placement agents related to the registered direct offering by the Company of Common Shares and warrants to purchase Common Shares that closed on October 5, 2009. At the closing, the Company issued to the placement agents warrants to purchase 85,200 Common Shares, which is 3.0% of the Common Shares sold in the offering, at an exercise price of $9.55 per share. These warrants are exercisable commencing six months from the date of issuance thereof and expire on the third anniversary of the date of issuance thereof. These warrants and the underlying shares were issued pursuant to registration statement on Form S-3 (File No. 333-160791) filed with the SEC.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The required information will be contained in the Proxy Statement under the caption “Other Information Relating to Directors” and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The required information will be contained in the Proxy Statement under the caption “Independent Accountants” and is incorporated herein by reference.

Item 15.	Exhibits, Financial Statement Schedules.

(a) The financial statements and schedule filed herewith are set forth on the Index to Financial Statements and Schedule of the separate financial section of this annual report, which is incorporated herein by reference.

(b)	Exhibits

The following documents are filed as part of this report or were previously filed and incorporated herein by reference to the filing indicated. Exhibits not required for this report have been omitted. Our Commission file number is 000-23-661.

3.1	Amended and Restated Articles of Incorporation, dated as of June 4, 2008 (Company’s Form 10-Q filed August 12, 2008).
3.2	Amended and Restated Bylaws (Company’s Form 8-K filed November 25, 2008).
4.1	Form of Warrant (Company’s Form 8-K filed December 4, 2007).
4.2	RJ Aubrey Warrant Agreement, dated November 28, 2007 (Company’s Form 8-K filed December 4, 2007).
4.3	Form of Investor Warrant to Purchase Common Stock issuable by the Company to the investor signatories to the Subscription Agreement, filed as exhibit F to the Placement Agency Agreement (Company’s Form 8-K filed September 30, 2009).
4.4	Form of Placement Agent Warrant issuable by the Company to JMP Securities LLC and Wedbush Securities Inc. (Company’s Form 8-K filed September 30, 2009).
4.5	Warrant issued to RJ Aubrey IR Services LLC as of September 30, 2008 (Company’s Form S-3 (file no. 333-160710)).
4.6	Warrant issued to Lions Gate Capital as of October 3, 2007 (Company’s Form S-3 (file no. 333-160710)).

4.7		Warrant issued to Capitol Securities Management, Inc. as of May 28, 2008 (Company’s Form S-3 (file no. 333-160710)).
4.8		Warrant issued to Emerald Asset Advisors, LLC as of November 5, 2008 (Company’s Form S-3 (file no. 333-160710)).
4.9		Form of Warrant issued to Messrs. Rick, Pizzirusso, Ries, Meyers and Pace as of July 17, 2009 (Company’s Form S-3 (file no. 333-160710)).
*10	.1	Rockwell Medical Technologies, Inc. 1997 Stock Option Plan (Company’s Proxy Statement filed April 17, 2006).
10.2		Lease Agreement dated March 12, 2000 between the Company and DFW Trade Center III Limited Partnership (Company’s Form 10-KSB filed March 30, 2000.)
10.3		Lease Agreement dated October 23, 2000 between the Company and International-Wixom, LLC (Company’s Form 10-KSB filed April 2, 2001.)
10.4		Licensing Agreement between the Company and Charak LLC and Dr. Ajay Gupta dated January 7, 2002 (with certain portions of the exhibit deleted under a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934) (Company’s Form 10-KSB filed April 1, 2002).
10.6		Supply Agreement between the Company and DaVita, Inc. dated May 5, 2004 (with certain portions of the exhibit deleted under a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934) (Company’s Form 10-QSB filed May 17, 2004).
10.10		Second Amendment of Industrial Lease Agreement between Rockwell Medical Technologies, Inc. and DCT DFW, LP dated August 17, 2005 (Company’s Form 8-K filed August 19, 2005).
10.11		Amending Agreement made the 16th day of January, 2006, by and between Dr. Ajay Gupta, Charak LLC and Rockwell Medical Technologies, Inc. (Company’s Form 10-KSB filed March 31, 2006).
*10	.16	Rockwell Medical Technologies, Inc. 2007 Long Term Incentive Plan (Company’s Proxy Statement filed April 18, 2007).
10.17		Consulting Agreement, dated as of October 3, 2007 (Company’s Form 8-K filed October 9, 2007).
10.18		Common Stock Purchase Agreement, dated November 28, 2007, between the Company and certain Purchasers (Company’s Form 8-K filed December 4, 2007).
10.19		Registration Rights Agreement, dated November 28, 2007, between the Company and certain Purchasers (Company’s Form 8-K filed December 4, 2007).
*10	.20	Form of Nonqualified Stock Option Agreement (Director Version) (Company’s Form 8-K filed December 20, 2007).
*10	.21	Form of Nonqualified Stock Option Agreement (Employee Version) (Company’s Form 8-K filed December 20, 2007).
10.22		Lease Agreement dated March 19, 2008 between the Company and EZE Management Properties Limited Partners (Company’s Form 10-K filed March 24, 2008).
*10	.23	Amendment No. 1 to Rockwell Medical Technologies, Inc. 2007 Long Term Incentive Plan (Company’s Form 8-K filed May 30, 2008).
10.24		Advisory Agreement dated May 28, 2008 between the Company and Capitol Securities Management, Inc. (Company’s Form 10-Q filed August 12, 2008).
10.25		Mutual Release and Settlement Agreement dated September 24, 2008 by and among the Company, FWLL, LLC and ST Holdings, Inc (Company’s Form 10-Q filed November 13, 2008).
10.26		Advisory Agreement dated September 30, 2008 between the Company and RJ Aubrey IR Services LLC (Company’s Form 10-Q filed November 13, 2008).
10.27		Advisory Agreement dated November 5, 2008 between the Company and Emerald Asset Advisors, LLC (Company’s Form 10-Q filed November 13, 2008).
*10	.28	Form of Restricted Stock Award Agreement (Executive Version) (Company’s Form 8-K filed November 25, 2008).

10.29		Amendment to Advisory Agreement dated November 21, 2008 between the Company and Emerald Asset Advisors, LLC (Company’s Form 10-K filed March 16, 2009).
10.30		Lease Renewal dated August 21, 2008 between the Company and International-Wixom, LLC with respect to the Lease Agreement dated October 23, 2000 (Company’s Form 10-K filed March 16, 2009).
10.31		Second Amendment dated November 18, 2008 to the Supply Agreement between the Company and DaVita, Inc. dated May 5, 2004 (with certain portions of the exhibit deleted under a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934) (Company’s Form 10-K filed March 16, 2009).
*10	.32	Amendment No. 2 to Rockwell Medical Technologies, Inc. 2007 Long Term Incentive Plan (Company’s Form 10-Q filed August 10, 2009).
10.33		Placement Agency Agreement with JMP Securities LLC and Wedbush Securities Inc. dated September 29, 2009 (including the form of Subscription Agreement included as Exhibit A thereto) (Company’s Form 8-K filed September 30, 2009).
14.1		Rockwell Medical Technologies, Inc. Code of Ethics (Company’s Proxy Statement filed April 23, 2004).
21.1		List of Subsidiaries (Company’s Form SB-2 (File No. 333-31991)).
23.1		Consent of Plante & Moran, PLLC.
31.1		Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2		Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1		Certification of the Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Current management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL MEDICAL TECHNOLOGIES, INC. (Registrant)

By:	/s/ ROBERT L. CHIOINI
Robert L. Chioini
President and Chief Executive Officer

Date: March 12, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT L. CHIOINI Robert L. Chioini	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2010

/s/ THOMAS E. KLEMA Thomas E. Klema	Vice President of Finance, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 12, 2010

/s/ KENNETH L. HOLT Kenneth L. Holt	Director	March 12, 2010

/s/ RONALD D. BOYD Ronald D. Boyd	Director	March 12, 2010

/s/ PATRICK J. BAGLEY Patrick J. Bagley	Director	March 12, 2010

INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

PAGE

I. Consolidated Financial Statements for Rockwell Medical Technologies, Inc. and Subsidiary
Reports of Independent Registered Public Accounting Firm	F-1 - F-2
Consolidated Balance Sheets at December 31, 2009 and 2008	F-3
Consolidated Income Statement for the years ended December 31, 2009, 2008 and 2007	F-4
Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2009, 2008 and 2007	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007	F-6
Notes to the Consolidated Financial Statements	F-7 - F-19
II. Schedule II - Valuation and Qualifying Accounts	S-1
EX-23.1
EX-31.1
EX-31.2
EX-32.1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Rockwell Medical Technologies, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Rockwell Medical Technologies, Inc. and Subsidiary (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above presents fairly, in all material respects, the consolidated financial position of Rockwell Medical Technologies, Inc. and Subsidiary at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rockwell Medical Technologies, Inc. and Subsidiary’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  Plante & Moran, PLLC

Auburn Hills, Michigan
March 11, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Rockwell Medical Technologies, Inc. and Subsidiary

We have audited Rockwell Medical Technologies, Inc. and Subsidiary’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Rockwell Medical Technologies, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Rockwell Medical Technologies, Inc. and Subsidiary (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009 and related financial statement schedule and our report dated March 11, 2010 expressed an unqualified opinion thereon.

/s/  Plante & Moran, PLLC

Auburn Hills, Michigan
March 11, 2010

ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

As of December 31, 2009 and 2008

	December 31,	December 31,
	2009	2008

ASSETS
Cash and Cash Equivalents	$23,038,095	$5,596,645
Accounts Receivable, net of a reserve of $31,000 in 2009 and $97,000 in 2008	3,492,622	5,229,656
Inventory	3,088,352	3,161,625
Other Current Assets	329,876	440,765

Total Current Assets	29,948,945	14,428,691
Property and Equipment, net	3,631,549	3,249,003
Intangible Assets	214,337	240,656
Goodwill	920,745	920,745
Other Non-current Assets	163,645	120,887

Total Assets	$34,879,221	$18,959,982

LIABILITIES AND SHAREHOLDERS’ EQUITY
Capitalized Lease Obligations	$42,938	$176,850
Accounts Payable	3,388,757	5,210,972
Accrued Liabilities	1,854,347	1,464,828
Customer Deposits	250,915	245,186

Total Current Liabilities	5,536,957	7,097,836
Capitalized Lease Obligations	19,062	41,203
Shareholders’ Equity:
Common Shares, no par value, 17,200,442 and 14,104,690 shares issued and outstanding	53,545,394	34,799,093
Common Share Purchase Warrants, 3,318,569 and 2,114,169 warrants issued and outstanding	7,635,594	3,378,398
Accumulated Deficit	(31,857,786)	(26,356,548)

Total Shareholders’ Equity	29,323,202	11,820,943

Total Liabilities And Shareholders’ Equity	$34,879,221	$18,959,982

The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED INCOME STATEMENTS

For The Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007

Sales	$54,729,505	$51,666,033	$43,045,304
Cost of Sales	46,842,334	49,159,478	40,156,041

Gross Profit	7,887,171	2,506,555	2,889,263
Selling, General and Administrative	6,914,198	6,761,617	3,233,883
Research and Product Development	6,454,352	3,830,134	3,263,733

Operating Income (Loss)	(5,481,379)	(8,085,196)	(3,608,353)
Interest (Income) Expense, net	19,859	(221,139)	110,542

Income (Loss) Before Income Taxes	(5,501,238)	(7,864,057)	(3,718,895)
Income Tax Expense	—	—	—

Net Income (Loss)	$(5,501,238)	$(7,864,057)	$(3,718,895)

Basic And Diluted Earnings (Loss) Per Share	$(.37)	$(.57)	$(.32)

The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For The Years Ended December 31, 2009, 2008 and 2007

						Total
	Common Shares		Purchase Warrants		Accumulated	Shareholders’
	Shares	Amount	Warrants	Amount	Deficit	Equity

Balance as of December 31, 2006	11,500,349	$23,147,709	-0-	-0-	$(14,773,596)	$8,374,113
Issuance of Common Shares	2,314,837	10,209,459	—	—	—	10,209,459
Issuance of Purchase Warrants	—	—	1,204,169	3,038,411	—	3,038,411
Stock Option Based Expense	—	57,938	—	—	—	57,938
Net Loss	—	—	—	—	(3,718,895)	(3,718,895)

Balance as of December 31, 2007	13,815,186	$33,415,106	1,204,169	3,038,411	$(18,492,491)	$17,961,026
Issuance of Common Shares	289,504	268,757	—	—	—	268,757
Issuance of Purchase Warrants	—	—	910,000	339,987	—	339,987
Stock Option Based Expense	—	1,097,432	—	—	—	1,097,432
Restricted Stock Amortization	—	17,798	—	—	—	17,798
Net Loss	—	—	—	—	(7,864,057)	(7,864,057)

Balance as of December 31, 2008	14,104,690	$34,799,093	2,114,169	3,378,398	$(26,356,548)	$11,820,943
Issuance of Common Shares	3,095,752	16,796,617	—	—	—	16,796,617
Issuance of Purchase Warrants	—	—	1,204,400	4,257,196	—	4,257,196
Stock Option Based Expense	—	1,795,246	—	—	—	1,795,246
Restricted Stock Amortization	—	154,438	—	—	—	154,438
Net Loss	—	—	—	—	(5,501,238)	(5,501,238)

Balance as of December 31, 2009	17,200,442	$53,545,394	3,318,569	$7,635,594	$(31,857,786)	$29,323,202

The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007

Cash Flows From Operating Activities:
Net (Loss)	$(5,501,238)	$(7,864,057)	$(3,718,895)
Adjustments To Reconcile Net Loss To Net Cash Used In Operating Activities:
Depreciation and Amortization	1,233,706	911,718	949,739
Share Based Compensation — Non-employee warrants	403,203	339,987	85,911
Share Based Compensation- Employees	1,949,684	1,115,231	57,938
Loss (Gain) on Disposal of Assets	36,415	(7,534)	17,710
Changes in Assets and Liabilities:
(Increase) Decrease in Accounts Receivable	1,737,034	(542,427)	(1,212,827)
(Increase) Decrease in Inventory	73,273	(602,574)	101,047
(Increase) Decrease in Other Assets	68,131	(133,412)	(39,142)
Increase (Decrease)in Accounts Payable	(1,822,215)	2,228,073	62,641
Increase in Other Liabilities	395,248	286,497	297,267

Changes in Assets and Liabilities	451,471	1,236,157	(791,014)

Cash (Used) In Operating Activities	(1,426,759)	(4,268,498)	(3,398,611)
Cash Flows From Investing Activities:
Purchase of Equipment	(1,595,999)	(1,268,498)	(924,608)
Proceeds on Sale of Assets		9,555	—
Purchase of Intangible Assets	(4,949)	(903)	(8,189)

Cash (Used ) In Investing Activities	(1,600,948)	(1,259,846)	(932,797)
Cash Flows From Financing Activities:
Proceeds From Borrowings on Line of Credit	—	—	1,800,000
Payments on Line of Credit	—	—	(1,800,000)
Proceeds from Issuance of Common Shares and Purchase Warrants	20,650,610	232,140	13,161,959
Payments on Notes Payable and Capital Lease Obligations	(181,453)	(204,243)	(396,332)

Cash Provided By Financing Activities	20,469,157	27,897	12,765,627
Increase (Decrease) In Cash	17,441,450	(5,500,447)	8,434,219
Cash At Beginning Of Period	5,596,645	11,097,092	2,662,873

Cash At End Of Period	$23,038,095	$5,596,645	$11,097,092

Supplemental Cash Flow disclosure

	2009	2008	2007

Interest Paid	$25,179	$52,361	$159,444
Non-Cash Investing and Financing Activity — Equipment Acquired Under Capital Lease Obligations	$25,400	$23,220	$99,812

The accompanying notes are an integral part of the consolidated financial statements

ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

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

All intercompany balances and transactions have been eliminated in consolidation.

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

We require certain customers, mostly international customers, to pay for product prior to the transfer of title to the customer. Deposits received from customers and payments in advance for orders are recorded as liabilities under Customer Deposits until such time as orders are filled and title transfers to the customer consistent with our terms of sale. At December 31, 2009 and 2008 we had customer deposits of $250,915 and $245,186, respectively.

Shipping and Handling Revenue and Costs

Our products are generally priced on a delivered basis with the price of delivery included in the overall price of our products which is reported as sales. Separately identified freight and handling charges are also included in sales.

We include shipping and handling costs, including expenses of Rockwell Transportation, Inc., in cost of sales.

Cash and Cash Equivalents

We consider cash on hand, money market funds, unrestricted certificates of deposit and short term marketable securities with an original maturity of 90 days or less as cash and cash equivalents.

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

Income Taxes

We account for income taxes in accordance with the provisions of ASC 740-10, Income Taxes. A current tax liability or asset is recognized for the estimated taxes payable or refundable on tax returns for the year. Deferred tax liabilities or assets are recognized for the estimated future tax effects of temporary differences between book and tax accounting and operating loss and tax credit carryforwards. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as income tax expense.

ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Research and Product Development

We recognize research and product development costs as expenses as incurred. We incurred product development and research costs related to the commercial development, patent approval and regulatory approval of new products, including iron supplemented dialysate, aggregating approximately $6,454,000, $3,830,000 and $3,264,000 in 2009, 2008 and 2007, respectively.

We are conducting human clinical trials on iron supplemented dialysate and we recognize the costs of the human clinical trials as the costs are incurred and services performed over the duration of the trials.

Share Based Compensation

We measure the cost of employee services received in exchange for equity awards, including stock options, based on the grant date fair value of the awards in accordance with ASC 718-10, Compensation — Stock Compensation. The cost of equity based compensation is recognized as compensation expense over the vesting period of the awards.

We estimate the fair value of compensation involving stock options utilizing the Black-Scholes option pricing model. This model requires the input of several factors such as the expected option term, expected volatility of our stock price over the expected option term, and an expected forfeiture rate, and is subject to various assumptions. We believe the valuation methodology is appropriate for estimating the fair value of stock options we grant to employees and directors which are subject to ASC 718-10 requirements. These amounts are estimates and thus may not be reflective of actual future results or amounts ultimately realized by recipients of these grants.

Employee Retirement Plans

We are the sponsor of a non-contributory 401(k) Employee Savings Plan.

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

	2009	2008	2007

Basic Weighted Average Shares Outstanding	14,709,016	13,836,435	11,771,381
Effect of Dilutive Securities	-0-	-0-	-0-

Diluted Weighted Average Shares Outstanding	14,709,016	13,836,435	11,771,381

For 2009, 2008 and 2007, the dilutive effect of stock options and common share purchase warrants have not been included in the average shares outstanding for the calculation of diluted loss per share as the effect would be anti-dilutive as a result of our net loss in these periods.

At December 31, 2009, potentially dilutive securities comprised 4,441,500 stock options exercisable at prices from $.55 to $8.35 , 3,318,569 common share purchase warrants exercisable at prices ranging from $1.99 to $10.00 and 150,000 restricted common shares.

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

Disclosures About Fair Value of Financial Instruments

The carrying amounts of all significant financial instruments, comprising cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short maturities of these instruments.

Fair Market Value Measurements

On January 1, 2008, we adopted the methods of fair value as described in ASC 820-10, Fair Value Measurements and Disclosures to value our financial assets and liabilities. In order to increase consistency and comparability in fair value measurements, ASC 820-10 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

Level 1:	Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2:	Observable prices that are based on inputs not quoted in active markets, but corroborated by market data.

Level 3:	Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

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

ASC 820-10 was effective for non-financial assets and liabilities for the year beginning January 1, 2009. There was no impact on our consolidated financial statements as a result of adopting fair value measurements for non-financial assets and liabilities for the year ended December 31, 2009.

We chose not to elect the fair value option as prescribed by ASC 820-10 for our financial assets and liabilities that had not been previously carried at fair value. Therefore, material financial assets and liabilities not carried at fair value, such as our trade accounts receivable and payable are still reported at their face values.

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

Reclassifications

The Company has reclassified certain expenses from Selling, General and Administrative Expense to Cost of Sales in the 2008 and 2007 consolidated income statements to conform with the current year presentation. The impact of the change was not material.

ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Significant Market Segments

We operate in one market segment which involves the manufacture and distribution of hemodialysis concentrates, dialysis kits and ancillary products used in the dialysis process to hemodialysis clinics. For the years ended December 31, 2009, 2008 and 2007, one customer, DaVita, Inc., accounted for 50%, 51% and 52% of our sales, respectively. Our accounts receivable from this customer were $1,267,500 and $2,620,000 as of December 31, 2009 and 2008, respectively. We are dependent on this key customer and the loss of its business would have a material adverse effect on our business, financial condition and results of operations. No other customers accounted for more than 10% of our sales.

The majority of our international sales in each of the last three years were sales to domestic distributors that were resold to end users outside the United States. Our sales to foreign customers and distributors amounted to less than 5% of our total sales in each of those years and we have no assets outside the United States. Our total international sales, including sales to domestic distributors for resale outside the United States, aggregated 12%, 10% and 5% of overall sales in 2009, 2008 and 2007, respectively.

4.	Inventory

Components of inventory as of December 31, 2009 and 2008 are as follows:

	2009	2008

Raw Materials	$1,051,781	$1,316,875
Work in Process	196,603	291,937
Finished Goods	1,839,968	1,552,813

Total	$3,088,352	$3,161,625

5.	Property and Equipment

Major classes of property and equipment, stated at cost, as of December 31, 2009 and 2008 are as follows:

	2009	2008

Leasehold Improvements	$380,497	$279,382
Machinery and Equipment	5,283,703	4,605,251
Information Technology & Office Equipment	1,750,485	1,433,830
Laboratory Equipment	522,270	365,515
Transportation Equipment	425,020	407,802

	8,361,975	7,091,780
Accumulated Depreciation	(4,730,426)	(3,842,777)

Net Property and Equipment	$3,631,549	$3,249,003

Included in the table above are assets under capital lease obligations as follows:

	2009	2008

Assets under Capital Lease Obligations	$658,028	$665,454
Net Book Value of Assets under Capital Lease Obligations	318,350	373,013

Depreciation expense was $1,202,438 for 2009, $881,025 for 2008 and $754,150 for 2007.

ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Goodwill and Intangible Assets

Total goodwill was $920,745 at December 31, 2009 and 2008. We completed our annual impairment tests as of November 30, 2009 and 2008, and determined that no adjustment for impairment of goodwill was required.

We have entered into several global licensing agreements for certain patents covering therapeutic drug compounds and vitamins to be delivered using our dialysate product lines. We intend to seek FDA approval for these products. We have capitalized the licensing fees paid for the rights to use this patented technology as an intangible asset.

As of December 31, 2009 we had capitalized licensing fees of $375,387, net of accumulated amortization of $161,050.

As of December 31, 2008 we had capitalized licensing fees of $370,438, net of accumulated amortization of $129,782.

During 2007, we terminated a licensing agreement related to a patent which we determined we would not benefit from. As a result, we determined that the remaining unamortized costs of that licensing agreement of $146,355 were impaired and expensed this amount which is included in research and product development expenses for 2007 in the consolidated income statement.

Our policy is to amortize licensing fees over the life of the patents pertaining to the licensing agreements. We recognized amortization expense of $31,268 in 2009, $30,693 in 2008, and $49,223 in 2007. Estimated amortization expense for licensing fees for 2010 through 2016 is approximately $32,000 per year. One of the licensing agreements requires additional payments upon achievement of certain milestones.

7.	Capital Lease Obligations

We entered into capital lease obligations primarily related to equipment with a fair market value aggregating $25,400 and $23,220 for the years ended December 31, 2009 and 2008, respectively. In addition, we have other capital lease obligations related to financing other equipment. These capital lease obligations require even monthly installments through 2012 and interest rates on the leases range from 4% to 10.5%. These obligations under capital leases had outstanding balances of $62,000 and $218,053 at December 31, 2009 and 2008, respectively.

Future minimum lease payments under capital lease obligations are:

Year Ending December 31, 2010	$45,806
Year Ending December 31, 2011	16,447
Year Ending December 31, 2012	3,536

Total minimum payments on capital lease obligations	65,789
Interest	(3,789)

Present value of minimum lease payments	62,000
Current portion of capital lease obligations	(42,938)

Long-term capital lease obligations	$19,062

8.	Operating Leases

We lease our production facilities and administrative offices as well as certain equipment used in our operations. The lease terms range from monthly to seven years. Lease payments under all operating leases were $2,191,884, $2,132,731 and $1,833,670 for the years ended December 31, 2009, 2008 and 2007, respectively.

ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have long term leases on two buildings that are each approximately 51,000 square feet. Those leases expire in August 2010. We also have a lease on a building that is approximately 57,000 square feet that expires on February 28, 2011.

Future minimum rental payments under operating lease agreements are as follows:

Year ending December 31, 2010	$1,655,687
Year ending December 31, 2011	893,133
Year ending December 31, 2012	755,008
Year ending December 31, 2013	193,410
Year ending December 31, 2014	13,602

Total	$3,510,840

9.	Income Taxes

A reconciliation of income tax expense at the statutory rate to income tax expense at our effective tax rate is as follows:

	2009	2008	2007

Tax Expense Computed at 34% of Pretax Income	$(1,870,000)	$(2,674,000)	$(1,264,000)
Effect of Permanent Differences Principally Related to Non-deductible expenses	—	—	—
Effect of Change in Valuation Allowance	(1,870,000)	(2,674,000)	(1,264,000)

Total Income Tax Benefit	$-0-	$-0-	$-0-

The details of the net deferred tax asset are as follows:

	December 31,
	2009	2008

Deferred tax assets:
Net Operating Loss Carryforward	$10,181,000	$8,542,000
Stock Based Compensation	610,000	379,000
Accrued Expenses	66,000	27,000
Inventories	74,000	110,000
Accounts Receivable	11,000	33,000

Subtotal	10,942,000	9,091,000
Deferred Tax Liabilities :
Tax over Book Depreciation	217,000	219,000
Goodwill & Intangible Assets	224,000	188,000
Prepaid Expenses	20,000	26,000

Subtotal	461,000	433,000

Subtotal	10,481,000	8,658,000
Valuation Allowance	(10,481,000)	(8,658,000)

Net Deferred Tax Asset	$-0-	$-0-

ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets result primarily from net operating loss carryforwards. For tax purposes, we have net operating loss carryforwards of approximately $29,944,000 that expire between 2012 and 2029 with approximately $975,000 expiring in 2012 and the remainder expiring between 2018 through 2029.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized upon the generation of future taxable income during the periods in which those temporary differences become deductible. We recognized no income tax expense or benefit for the years ended December 31, 2009, 2008 and 2007. Due to anticipated spending on research and development over the next several years, coupled with our limited history of operating income and our net losses in 2009, 2008 and 2007, management has placed a full valuation allowance against the net deferred tax assets as of December 31, 2009 and 2008.

Since January 1, 2007, the Company has accounted for its uncertain tax positions in accordance with ASC 740-10, Income Taxes and the amount of unrecognized tax benefits related to tax positions is not significant at December 31, 2009 and 2008.

10.	Capital Stock

Our authorized capital stock consists of 40,000,000 common shares, no par value per share, of which 17,200,442 shares were outstanding as of December 31, 2009, 14,104,690 shares were outstanding at December 31, 2008 and 13,815,186 shares were outstanding at December 31, 2007; 2,000,000 preferred shares, none of which were issued or outstanding at December 31, 2009, 2008 or 2007 and 1,416,664 shares of 8.5% non-voting cumulative redeemable Series A Preferred Shares, $1.00 par value, of which none were outstanding at December 31, 2009, 2008 or 2007.

During 2009, we also issued 3,095,752 common shares and 1,204,400 common share purchase warrants and realized net cash proceeds of $20,651,000. This total includes 2,840,000 common shares issued pursuant to a registered direct offering in October 2009 to institutional investors for which we received gross proceeds of $22,000,000 and net proceeds of $20,388,000 after deducting investment banking fees, legal, registration, accounting and other expenses related to this offering. This registered direct offering consisted of a unit priced at $7.75, which included one common share and a warrant to purchase .38 common shares per unit at an exercise price of $9.55 per share. For financial reporting purposes, the net proceeds were allocated between common stock and warrants on a relative fair value basis.

During 2009, we issued 255,752 common shares from the exercise of 333,198 stock options by employees and realized proceeds of $262,654. The weighted average exercise price of options exercised was $2.14.

During 2008, we issued 139,504 common shares as a result of the exercise of stock options by employees and realized proceeds of $232,140 or $1.66 per share on average. The Board of Directors approved restricted stock grants totaling 150,000 common shares in 2008.

During 2007, we issued 2,314,837 common shares and 1,079,169 common share purchase warrants and realized net cash proceeds of approximately $13,200,000. This total includes 2,158,337 common shares issued pursuant to a private offering of our common shares with institutional investors for which we received gross proceeds of $12,950,000. The private offering consisted of a unit priced at $6.00, which included one common share and a warrant to purchase one-half of a common share at an exercise price of $7.18 per share. We realized net proceeds of $12,743,000 after deducting legal, registration, accounting and other expenses related to this offering. The shares issued under this stock purchase agreement were later registered for resale and such registration statement was declared effective by the Securities and Exchange Commission on January 29, 2008. We were required to maintain the registration statement effective until either all registered shares were sold or January 29, 2010.

ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2007, we also issued 156,500 common shares as a result of the exercise of stock options by employees and realized proceeds of $474,828 or $3.03 per share on average.

Common Shares

Holders of the common shares are entitled to one vote per share on all matters submitted to a vote of our shareholders and are to receive dividends when and if declared by the Board of Directors. The Board is authorized to issue additional common shares within the limits of the Company’s Articles of Incorporation without further shareholder action, subject to applicable stock exchange rules.

Warrants

We had 3,318,569 common share purchase warrants outstanding at December 31, 2009 of which 1,694,169 were exercisable as of December 31, 2009. During 2009, we issued 1,164,400 warrants pertaining to our registered direct offering, consisting of 1,079,200 warrants exercisable at $9.55 with a five year term and 85,200 warrants exercisable at $9.55 with a three year term. In addition, pursuant to an agreement executed in September 2008, 40,000 warrants issued in exchange for services were earned. These warrants have an exercise price of $6.50 and expire on September 30, 2012.

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

As of December 31, 2007, we had 1,204,169 common share purchase warrants outstanding all of which were issued in 2007. Pursuant to a Securities Purchase Agreement dated November 28, 2007, we issued 1,079,169 warrants with an exercise price of $7.18 and a five year term. The warrants are exercisable at any time during the period November 28, 2008 to November 28, 2012. Also, in conjunction with that offering, we issued 80,000 warrants to a placement agent with an exercise price of $10.00 and that are exercisable until November 28, 2012.

In 2007, we also issued 135,000 warrants in exchange for services which were vested on a monthly basis over a one year period with 90,000 of such warrants exercisable at $7.00 and 45,000 of such warrants exercisable at $7.50. The warrants have a four year term expiring October 3, 2011. As of December 31, 2008, 90,000 of the warrants with an exercise price of $7.00 and 45,000 of the warrants with an exercise price of $7.50 were earned and vested. As of December 31, 2007, 45,000 of the warrants with an exercise price of $7.00 were earned and vested.

Warrants were valued using the Black Scholes model. The net proceeds from our 2009 registered direct offering and the private placement of our common shares and common share purchase warrants in 2007 described above were prorated between the fair market value of our common shares issued and the Black Scholes valuation of the warrants. In 2009, 2008 and 2007 we recognized $403,000, $340,000 and $86,000 in expense related to services provided in exchange for warrants. At December 31, 2009, the amount of unrecorded expense for services in exchange for warrants attributable to future periods was approximately $487,000 which is expected to be amortized to expense on a straight line basis over the remaining service period in 2010.

ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Outstanding warrants by exercise price consisted of the following as of December 31, 2009, 2008 and 2007:

Exercise Price	Expiration Date	2009	2008	2007

$9.55	10/5/2014	1,079,200	—	—
$7.18	11/28/2012	1,079,169	1,079,169	1,079,169
$1.99	11/5/2011	300,000	300,000	—
$4.54	11/5/2011	200,000	200,000	—
$7.00	11/5/2011	200,000	200,000	—
$9.00	5/28/2012	100,000	100,000	—
$7.00	10/3/2011	90,000	90,000	45,000
$9.55	10/5/2012	85,200	—	—
$10.00	11/28/2012	80,000	80,000	80,000
$7.50	10/3/2011	45,000	45,000	—
$6.50	9/30/2012	60,000	20,000	—

Total		3,318,569	2,114,169	1,204,169

11.	Long Term Incentive Plan & Stock Options

Long Term Incentive Plan & Stock Options

The Board of Directors adopted the Rockwell Medical Technologies, Inc., 2007 Long Term Incentive Plan (LTIP) on April 11, 2007. The shareholders approved the LTIP on May 24, 2007 and approved amendments to the LTIP on May 23, 2008 and May 21, 2009. There are 2,500,000 common shares reserved for issuance under the LTIP. The Compensation Committee of the Board of Directors (the “Committee”) is responsible for the administration of the LTIP including the grant of stock based awards and other financial incentives including performance based incentives to employees, non-employee directors and consultants.

Upon approval of the LTIP, the 1997 Stock Option Plan (the “Old Plan”) was terminated as to future grants. No options were granted under the Old Plan after 2006.

The Committee determines the terms and conditions of options and other equity based incentives including, but not limited to, the number of shares, the exercise price, term of option and vesting requirements. The Committee approved stock option grants during 2009, 2008 and 2007 and restricted stock grants during 2008 under the LTIP. The stock option awards were granted with an exercise price equal to the market price of the Company’s stock on the date of the grant. The options expire 10 years from the date of grant or upon termination of employment and vest in three equal annual installments beginning on the first anniversary of the date of grant.

We granted 150,000 restricted shares under the LTIP in 2008. Restricted stock was granted with half of the shares vesting after 18 months from the grant date and the remainder vesting after 36 months from the grant date with vesting conditioned upon continued employment with the Company. These restricted stock grants were valued at the market price on the date of grant. For the years ended December 31, 2009 and 2008, we recognized $154,438 and $17,800 in compensation expense for restricted stock awards. The amount of unrecorded stock-based compensation expense for restricted stock awards attributable to future periods was approximately $291,263 as of December 31, 2009.

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

ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2009, 2008 and 2007, the Company received cash proceeds of $262,654, $232,140 and $474,828, respectively, in exchange for shares issued upon the exercise of options during the year. No income tax benefits were recognized during 2009, 2008 and 2007 related to stock option activity as the Company has a full valuation allowance recorded against its deferred tax assets.

A summary of the status of the LTIP and the Old Plan is as follows:

		Weighted
		Average	Aggregate
		Exercise	Intrinsic
	Shares	Price	Value

Outstanding at December 31, 2006	3,219,235	2.68	$14,313,218
Granted	785,000	6.43
Exercised	(156,500)	3.03	$342,853
Forfeited	(40,700)	5.26

Outstanding at December 31, 2007	3,807,035	3.42	$14,034,941
Granted	495,000	3.75
Exercised	(139,504)	1.66	$308,740
Forfeited	(99,500)	6.16

Outstanding at December 31, 2008	4,063,031	3.44	$4,557,158
Granted	805,000	6.22
Exercised	(333,198)	2.14	$1,037,689
Forfeited	(93,333)	5.13

Outstanding at December 31, 2009	4,441,500	3.95	$16,604,310

				Options Exercisable
Options Outstanding					Weighted
		Remaining	Weighted	Number	Average
Range of	Number of	Contractual	Exercise	of	Exercise
Exercise Prices	Options	Life	Price	Options	Price

$ .55 to $1.50	508,000	1.0-3.0 yrs.	$0.64	508,000	$0.64
$1.81to $2.79	1,011,500	1.0-5.5 yrs.	$2.30	1,011,500	$2.30
$2.98 to $4.55	1,512,000	3.8-9.2 yrs.	$3.91	1,168,667	$4.15
$4.93 to $8.35	1,410,000	7.8-9.7 yrs.	$6.38	448,333	$6.46

Total	4,441,500	6.2 yrs.	$3.95	3,136,500	$3.32

Intrinsic Value	$16,604,310			$13,717,093

ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Weighted
		Average
	Number of	Fair Market
	Unvested	Value at
	Options	Grant Date

As of December 31, 2006	—
Granted	785,000	$4.37
Forfeited	(30,000)
Vested	—

As of December 31, 2007	755,000
Granted	495,000	$2.33
Forfeited	(85,000)
Vested	(223,333)

As of December 31, 2008	941,667
Granted	805,000	$6.22
Forfeited	(93,333)
Vested	(348,334)

As of December 31, 2009	1,305,000

The per share weighted average fair market values at the date of grant for options granted to employees during the year ended December 31, 2009 was $6.22. The fair market values of stock options granted during the year ended December 31, 2009 was determined using the Black Scholes option pricing model using the following assumptions: dividend yield of 0.0%, risk free interest rates of 2.1-3.2%, volatility of 65-66% and expected lives of 6 years. The per share weighted average fair market values at the date of grant for options granted to employees during the year ended December 31, 2008 was $2.33. The fair market values of stock options granted during the year ended December 31, 2008 was determined using the Black Scholes option pricing model using the following assumptions: dividend yield of 0.0%, risk free interest rates of 2.4-3.4%, volatility of 67-73% and expected lives of 6 years. The per share weighted average fair market values at the date of grant for options granted to employees during the year ended December 31, 2007 was $4.37. The fair market values of stock options granted during the year ended December 31, 2007 was determined using the Black Scholes option pricing model using the following assumptions: dividend yield of 0.0%, risk free interest rates of 3.7-4.3%, volatility of 75% and expected lives of 6 years.

We believe this valuation methodology is appropriate for estimating the fair value of stock options we grant to employees and directors which are subject to ASC 718-10 requirements. We primarily base our determination of expected volatility through our assessment of the historical volatility of our common shares. We do not believe that we are able to rely on our historical stock option exercise and post-vested termination activity to provide accurate data for estimating our expected term for use in determining the fair value of these options. Therefore, as allowed by Staff Accounting Bulletin (SAB) No. 107, Share-Based Payment, we have opted to use the simplified method for estimating the expected option term equal to the midpoint between the vesting period and the contractual term. The contractual term of the option is 10 years from the date of grant and the vesting term of the option is three years from date of grant. Risk free interest rates utilized are based upon published U.S. Treasury yield curves at the date of the grant for the expected option term.

For the year ended December 31, 2009, we recognized compensation expense of $1,795,246 related to options granted to employees under the LTIP with a corresponding credit to common stock. At December 31, 2009, the amount of unrecorded stock-based compensation expense for stock options attributable to future periods was approximately $3,955,000 which is expected to be amortized to expense on a straight line basis over the remaining three year vesting period of the options.

For the year ended December 31, 2008, we recognized compensation expense of $1,097,431 related to options granted to employees under the LTIP with a corresponding credit to common stock. At December 31, 2008, the amount of unrecorded stock-based compensation expense for stock options attributable to future periods was approximately $2,935,000.

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

As of December 31, 2009, the remaining number of common shares available for equity awards under the LTIP was 473,333.

12.	Quarterly Results of Operations

The following is a summary of the quarterly results of operations for the years ended December 31, 2009 and 2008.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2009
Sales	$12,796,772	$13,013,012	$14,158,234	$14,761,487
Cost of Sales	11,603,825	11,153,086	11,751,499	12,333,924

Gross Profit	1,192,947	1,859,926	2,406,735	2,427,563
Selling, General and Administrative	1,560,815	1,570,688	1,946,570	1,836,125
Research and Product Development	1,338,310	1,996,571	1,977,618	1,141,853

Operating Income (Loss)	(1,706,178)	(1,707,333)	(1,517,453)	(550,415)
Interest (Income) Expense, net	9,265	7,238	3,990	(634)

Income (Loss) Before Income Taxes	(1,715,443)	(1,714,571)	(1,521,443)	(549,781)
Income Tax Expense	—	—	—	—

Net Income (Loss)	$(1,715,443)	$(1,714,571)	$(1,521,443)	$(549,781)

Basic And Diluted Earnings (Loss) Per Share	$(.12)	$(.12)	$(.11)	$(.03)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2008
Sales	$12,412,037	$12,182,336	$13,533,986	$13,537,674
Cost of Sales*	11,694,736	11,210,558	12,893,377	13,360,807

Gross Profit*	717,301	971,778	640,609	176,867
Selling, General and Administrative	1,289,752	1,319,735	2,176,188	1,975,942
Research and Product Development	782,713	781,743	993,262	1,272,416

Operating Income (Loss)	(1,355,164)	(1,129,700)	(2,528,841)	(3,071,491)
Interest (Income) Expense, net	(144,991)	(19,696)	(17,795)	(38,657)

Income (Loss) Before Income Taxes	(1,210,173)	(1,110,004)	(2,511,046)	(3,032,834)
Income Tax Expense	—	—	—	—

Net Income (Loss)	$(1,210,173)	$(1,110,004)	$(2,511,046)	$(3,032,834)

Basic And Diluted Earnings (Loss) Per Share	$(.09)	$(.08)	$(.18)	$(.22)

*	The Company has reclassified certain expenses from Selling, General and Administrative Expense to Cost of Sales in the 2008 consolidated income statement to conform with the current year presentation. The amounts reclassified by quarter were $140,000, $120,000, $138,000 and $112,000 in the first through fourth quarter, respectively.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at			Balance
	Beginning			at End
	of Period	Additions	(Deductions)	of Period

Allowance for Doubtful Accounts:
Year ended December 31, 2009	$96,751	$9,840	$(75,120)	$31,472
Year ended December 31, 2008	$69,073	$28,213	$(535)	$96,751
Year ended December 31, 2007	$72,502	$36,664	$(40,093)	$69,073
Inventory Reserve:
Year ended December 31, 2009	$98,345	$27,169	$(93,059)	$32,455
Year ended December 31, 2008	$132,209	$93,497	$(127,361)	$98,345
Year ended December 31, 2007	$78,698	$74,126	$(20,615)	$132,209
Deferred Tax Asset Valuation Allowance:
Year ended December 31, 2009	$8,658,000	$1,823,000		$10,481,000
Year ended December 31, 2008	$5,713,000	$2,945,000		$8,658,000
Year ended December 31, 2007	$4,071,000	$1,642,000		$5,713,000

Allowances and reserves are deducted from the accounts to which they apply.

S-1