Form 10-Q
period 2010-03-31
ROCKWELL MEDICAL TECHNOLOGIES INC
filed 2010-05-07
CIK 1041024

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
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
☐ Yes  ☑ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2010
Common Stock, no par value	17,202,108 shares

Rockwell Medical Technologies, Inc.
Index to Form 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
As of March 31, 2010 and December 31, 2009

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Cash and Cash Equivalents	$24,634,222	$23,038,095
Accounts Receivable, net of a reserve of $30,000 in 2010 and $31,000 in 2009	2,971,123	3,492,622
Inventory	2,546,318	3,088,352
Other Current Assets	447,582	329,876

Total Current Assets	30,599,245	29,948,945

Property and Equipment, net	3,589,074	3,631,549
Intangible Assets	206,429	214,337
Goodwill	920,745	920,745
Other Non-current Assets	164,831	163,645

Total Assets	$35,480,324	$34,879,221

LIABILITIES AND SHAREHOLDERS’ EQUITY

Capitalized Lease Obligations	$34,344	$42,938
Accounts Payable	3,769,327	3,388,757
Accrued Liabilities	1,349,186	1,854,347
Customer Deposits	477,044	250,915

Total Current Liabilities	5,629,901	5,536,957

Capitalized Lease Obligations	13,593	19,062

Shareholders’ Equity:
Common Shares, no par value, 17,202,108 and 17,200,442 shares issued and outstanding	54,290,988	53,545,394
Common Share Purchase Warrants, 3,323,569 and 3,318,569 warrants issued and outstanding	7,797,309	7,635,594
Accumulated Deficit	(32,251,467)	(31,857,786)

Total Shareholders’ Equity	29,836,830	29,323,202

Total Liabilities and Shareholders’ Equity	$35,480,324	$34,879,221

The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED INCOME STATEMENTS
For the three months ended March 31, 2010 and March 31, 2009
(Unaudited)

	Three Months Ended		Three Months Ended
	March 31, 2010		March 31, 2009
Sales		$14,979,952		$12,796,772
Cost of Sales		12,666,423		11,603,825

Gross Profit		2,313,529		1,192,947
Selling, General and Administrative		2,194,903		1,560,815
Research and Product Development		517,415		1,338,310

Operating (Loss)		(398,789)		(1,706,178)
Interest Expense (Income), Net		(5,109)		9,265

Net (Loss)		$(393,680)		$(1,715,443)

Basic Earnings (Loss) per Share	$	( .02)	$	( .12)

Diluted Earnings (Loss) per Share	$	( .02)	$	( .12)
The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2010 and March 31, 2009
(Unaudited)

	2010	2009
Cash Flows From Operating Activities:
Net (Loss)	$(393,680)	$(1,715,443)
Adjustments To Reconcile Net Loss To Net Cash Used In Operating Activities:
Depreciation and Amortization	363,479	227,373
Loss (Gain) on Disposal of Assets	7,539	(5,121)
Share Based Compensation – Non-employee Warrants	161,714	135,417
Share Based Compensation – Employees	740,446	373,823

Changes in Assets and Liabilities:
Decrease in Accounts Receivable	521,499	360,455
Decrease in Inventory	542,034	345,796
(Increase) in Other Assets	(118,892)	(46,633)
Increase (Decrease) in Accounts Payable	380,570	(1,376,481)
(Decrease) in Other Liabilities	(279,032)	(260,684)

Changes in Assets and Liabilities	1,046,179	(977,547)

Cash Provided by (Used) In Operating Activities	1,925,677	(1,961,498)

Cash Flows From Investing Activities:
Purchase of Equipment	(320,635)	(234,563)
Proceeds on Sale of Assets	—	5,121
Purchase of Intangible Assets	—	(2,362)

Cash (Used ) In Investing Activities	(320,635)	(231,804)

Cash Flows From Financing Activities:
Issuance of Common Shares and Purchase Warrants	5,148	—
Payments on Notes Payable	(14,063)	(49,875)

Cash (Used) By Financing Activities	(8,915)	(49,875)

Increase (Decrease) In Cash and Cash Equivalents	1,596,127	(2,243,177)
Cash and Cash Equivalents at Beginning of Period	23,038,095	5,596,645

Cash and Cash Equivalents at End of Period	$24,634,222	$3,353,468

Supplemental Cash Flow disclosure

	2010	2009
Interest Paid	$4,350	$9,265
The accompanying notes are an integral part of the consolidated financial statements

Rockwell Medical Technologies, Inc. and Subsidiary
Notes to Consolidated Financial Statements
1. Description of Business
     Rockwell Medical Technologies, Inc. and Subsidiary (collectively, “we”, “our”, “us”, or “the Company”) manufacture, sell and distribute hemodialysis concentrates and other ancillary medical products and supplies used in the treatment of patients with End Stage Renal Disease, or “ESRD”. We supply our products to medical service providers who treat patients with kidney disease. Our products are used to cleanse patients’ blood and replace nutrients lost during the kidney dialysis process. We primarily sell our products in the United States.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
     Our consolidated financial statements include our accounts and the accounts for our wholly owned subsidiary, Rockwell Transportation, Inc. All intercompany balances and transactions have been eliminated in consolidation. The accompanying consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America, or “GAAP,” and with the instructions to Form 10-Q and Securities and Exchange Commission Regulation S-X as they apply to interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.
     In the opinion of our management, all adjustments have been included which are necessary to make the financial statements not misleading. All of these adjustments that are material are of a normal and recurring nature. Our operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010. You should read our unaudited interim financial statements together with the financial statements and related footnotes for the year ended December 31, 2009 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 includes a description of our significant accounting policies.
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
     We require certain customers, mostly international customers, to pay for product prior to the transfer of title to the customer. Deposits received from customers and payments in advance for orders are recorded as liabilities under Customer Deposits until such time as orders are filled and title transfers to the customer consistent with our terms of sale. At March 31, 2010 and December 31, 2009 we had customer deposits of $477,044 and $250,915, respectively.

Cash and Cash Equivalents
     We consider cash on hand, money market funds, unrestricted certificates of deposit and short term marketable securities with an original maturity of 90 days or less as cash and cash equivalents.
Research and Product Development
     We recognize research and product development costs as expenses are incurred. We incurred research and product development costs related to the commercial development, patent approval and regulatory approval of new products, including iron supplemented dialysate (“SFP”), aggregating approximately $0.5 million and $1.3 million in the first quarter of 2010 and 2009, respectively. We are conducting human clinical trials on SFP and we recognize the costs of these clinical trials as the costs are incurred and services are performed over the duration of the trials. We completed a Phase 2 study of SFP in 2009 and plan to commence our SFP Phase 3 development program in 2010.
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

	Three months ended March 31,
	2010	2009
Basic Weighted Average Shares Outstanding	17,051,870	13,979,325
Effect of Dilutive Securities	—	—

Diluted Weighted Average Shares Outstanding	17,051,870	13,979,325

3. Inventory
     Components of inventory as of March 31, 2010 and December 31, 2009 are as follows:

	March 31,	December 31,
	2010	2009
Raw Materials	$904,266	$1,051,781
Work in Process	204,454	196,603
Finished Goods	1,437,598	1,839,968

Total	$2,546,318	$3,088,352

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
     We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which are based on information available to us on the date of this report or, if made elsewhere, as of the date made. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed below and elsewhere in this report, and from time to time in our other reports filed with the Securities and Exchange Commission, including, without limitation, in “Item 1A — Risk Factors” in our Form 10-K for the year ended December 31, 2009.
•	The dialysis provider market is highly concentrated in national and regional dialysis chains that account for the majority of our domestic revenue. Our business is substantially dependent on one of our customers that accounts for a significant portion of our sales. The loss of this customer would have a material adverse effect on our results of operations and cash flow.

•	We operate in a very competitive market against substantially larger competitors with greater resources.

•	Our new drug product requires FDA approval and expensive clinical trials before it can be marketed.

•	Even if our new drug product is approved by the FDA we may not be able to market it successfully.

•	We may not be successful in maintaining our gross profit margins.

•	We depend on government funding of healthcare.

•	Orders from our international distributors may not result in recurring revenue.

•	We depend on key personnel.

•	Our business is highly regulated.

•	We depend on contract research organizations and consultants to manage and conduct our clinical trials and if they fail to follow our protocol or meet FDA regulatory requirements our clinical trial data and results could be compromised causing us to delay our development plans or have to do more testing than planned.

•	Foreign approvals to market our new drug products may be difficult to obtain.

•	Health care reform could adversely affect our business.

•	We may not have sufficient product liability insurance.

•	Our Board of Directors is subject to potential deadlock.

•	Shares eligible for future sale may affect the market price of our common shares.

•	The market price of our securities may be volatile.

•	Voting control and anti-takeover provisions reduce the likelihood that you will receive a takeover premium.

•	We do not anticipate paying dividends in the foreseeable future.
     Other factors not currently anticipated may also materially and adversely affect our results of operations, cash flow and financial position. There can be no assurance that future results will meet expectations. We do not undertake, and expressly disclaim, any obligation to update or alter any statements whether as a result of new information, future events or otherwise, except as may be required by applicable law.
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
     Our strategy is to develop high potential drug candidates while also expanding our dialysis products business, which had sales of $54.7 million in 2009 and approximately $15.0 million in the first quarter of 2010. Our research and development expenses were $0.5million in the first quarter of 2010 compared to $1.3 million in the first quarter of 2009 when we were conducting a Phase 2b clinical trial of SFP, our lead drug candidate.
     We believe our SFP product has unique and substantive benefits compared to current treatment options and has the potential to compete in the iron maintenance therapy market. The cost to obtain regulatory approval for a drug in the United States is expensive and can take several years. We believe our cash resources will be sufficient to complete the SFP testing, FDA approval process and our other planned research and development activities.
     We could experience changes in our customer and product mix in future quarters that could impact gross profit, since we sell a wide range of products with varying profit margins and to customers with varying order patterns. These changes in mix may cause our gross profit and our gross profit margins to vary period to period. We anticipate a continued increase in fuel and other costs in 2010 along with competitive pricing pressures in the renal market.
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
Results of Operations for the Three Months Ended March 31, 2010 and March 31, 2009
Sales
     Sales in the first quarter of 2010 were $15.0 million, an increase of $2.2 million or 17.1% over the first quarter of 2009. This increase was almost entirely due to a $2.2 million increase in sales to a single international distributor which increase is typical of certain distributors of our products internationally whose orders are dependent upon their success at winning local or national tenders. Our other international business increased by $0.3 million or 31% while our domestic sales decreased by $0.35 million or 3.1%. Lower domestic sales were largely the result of a change in product mix reflecting a migration by customers to lower cost formulations and conversion to our Dri-Sate Dry Acid concentrate product line, both of which result in lowering providers’ cost per treatment while improving our gross profit margins. We realized a significant shift to our Dri-Sate Dry Acid concentrate product line with unit volumes increasing by 35% compared to the first quarter of 2009 which reflects a continuing trend by our customers to convert from liquid to dry acid concentrate.
Gross Profit
     Gross profit in the first quarter of 2010 was $2.3 million an increase of $1.1 million or 94% over the first quarter of 2009. Gross profit margins were 15.4% compared to 9.3% in the first quarter of 2009. Substantial changes in product and customer mix impacted our gross profit margins compared to the first quarter last year and increases in overall sales volumes also contributed to improved margins. Domestic sales migrated toward our Dri-Sate Dry Acid concentrate product line, which provides a cost effective alternative to higher cost per treatment liquid products and which cost us less to deliver than liquid products. Customers also migrated toward lower cost formulations, which improved margins while not increasing costs to our customers. Over the last year, we incurred only moderate increases in material, fuel and other operating costs while continuing to increase our selling prices on maturing contracts.
Selling, General and Administrative Expense
     Selling, general and administrative expense during the first quarter of 2010 was $2.2 million an increase of $0.6 million over the first quarter of 2009. The increase was primarily due to a $0.35 million increase in non-cash charges for equity compensation and $0.25 million in higher compensation and personnel costs.
Research and Development
     Research and development costs were $0.5 million and $1.3 million in the first quarter of 2010 and 2009, respectively. Spending in both quarters was primarily for development and approval of SFP. During 2009, we conducted a Phase 2b study which was completed in late 2009. We plan to commence our SFP Phase 3 clinical program in the second half of 2010 and expect to see research and development spending increase when the Phase 3 program commences.
Interest Income, Net
     Our net interest income was $5,100 in the first quarter of 2010 compared to a net interest expense of $9,300 in the first quarter of 2009. The increase in interest income was the result of the investment of the proceeds of the October 2009 equity offering in short term investments. However, we do not expect that this investment will continue to increase interest income due to the current low short term interest rate environment.
Liquidity and Capital Resources
     We expect to expend substantial amounts in support of our clinical development plan and regulatory approval of SFP and its extensions. Although these initiatives will require the expenditure of substantial cash resources, we believe our cash resources will be adequate to fund our Phase 3 clinical program. Our cash resources include cash generated from our business operations and the $20.4 million in net proceeds from our equity offering in October 2009. Our current assets exceeded our current liabilities by over $24.9 million as of March 31, 2010 and included $24.6 million in cash and cash equivalents.

     In the first quarter of 2010, our cash increased by $1.6 million as a result of cash flow generated from operations of $1.9 million offset by $0.3 million in capital expenditures. Cash provided by operations totaled $1.9 million for the quarter and was primarily the result of a $1.0 million reduction in accounts receivable and inventory and $0.9 million in cash generated from business operations. We realized a $0.5 million reduction in accounts receivable which we anticipate to be temporary resulting from early payment of outstanding receivables by a certain customer. We also realized a $0.5 million reduction in inventory due to normal inventory fluctuation in the first quarter compared to the fourth quarter of 2009. We anticipate inventory levels will increase in the second quarter and will fluctuate going forward.
     We believe our cash resources are sufficient to fund our anticipated research and development activities as well as our ordinary operating cash requirements in 2010 and 2011. We expect to continue to generate positive cash flow from operations in 2010, excluding the effect of our research and development expenses, assuming stable operating results and relative stability in the markets for our key raw materials. However, if we use more cash than anticipated for SFP development, or are required to do more testing than expected or if the assumptions underlying our cash flow projections for 2010 and 2011 prove to be incorrect, we may need to obtain additional cash, such as through equity financing, debt financing of capital expenditures or a line of credit, to supplement our working capital. Alternatively, we may seek to enter into development arrangements with an international partner in order to fully execute our strategic plan. We may also evaluate alternative sources of business development funding, licensing agreements with international marketing partners, sub-licensing of certain products for certain markets and other potential funding sources.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Interest Rate Risk
     Our current exposure to interest rate risk is limited to changes in interest rates on short term investments of cash. As of March 31, 2010, we had $20.5 million in short term investments in a money market fund.
     A hypothetical 100 basis point increase in market interest rates for short term liquid investments would increase our annualized interest income by approximately $0.2 million, assuming we invested $20.5 million in cash and that level remained constant for the year. We did not perform an analysis of a 100 basis point decrease in market interest rates as such an analysis would be meaningless given the current market rates.
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
Changes in Internal Control over Financial Reporting
     No changes were made to our internal control over financial reporting (as defined in Rule 13a-15 under the Exchange Act) during the fiscal quarter ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1A. Risk Factors
     For information regarding risk factors affecting us, see “Risk Factors” in Item 1A of Part I of our 2009 Annual Report on Form 10-K. Due to the recent passage of health care reform legislation, the risk factors under the headings “Health care reform could adversely affect our business.” and “We depend on government funding of healthcare.” are amended and restated as set forth below. Except as set forth below, there have been no material changes to the risk factors described in such Form 10-K.
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
     In the United States, Congress recently enacted health reform legislation that will make significant changes to the health care payment and delivery system. The health reform legislation requires employers to provide employees with insurance coverage that meets minimum eligibility and coverage requirements or face penalties. The legislation also includes provisions that will impact the number of individuals with insurance coverage, the types of coverage and level of health benefits that will be required and the amount of payment providers performing health care services will receive. The legislation imposes implementation effective dates beginning in 2010 and extending through 2020. Many of the changes require additional guidance from government agencies or federal regulations. Therefore, it is difficult to determine at this time what impact the health reform legislation will have on the Company or its customers. The proposed changes in the Medicare and Medicaid programs, could reduce our sales and profitability and have a material adverse effect on our business, financial condition and results of operations. In addition, the health reform legislation imposes fees or excise taxes on pharmaceutical and device manufacturers based on their revenues, which could also have a material adverse effect on the Company.

     We depend on government funding of healthcare.
     Many of our customers receive the majority of their funding from the government and are supplemented by payments from private health care insurers. Our customers depend on Medicare and Medicaid funding to be viable businesses. A variety of changes to health insurance and reimbursement are included in health reform legislation recently enacted by Congress. Some of these changes could have a negative impact on Medicare and Medicaid funding and on reimbursement protocols. If Medicare and Medicaid funding were to be materially decreased, our customers would be severely impacted, increasing our risk of not being paid in full by our customers. An increase in our exposure to uncollectible accounts could have a material adverse effect on our financial position, results of operations and cash flows.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On March 8, 2010, we entered into an advisory agreement with RJ Aubrey IR Services LLC, or RJ Aubrey, pursuant to which we issued warrants to acquire 20,000 shares of our common stock in a private placement exempt from registration under Section 4(2) of the Securities Act of 1933. The warrants were issued as compensation for investor relations consulting services rendered under the agreement. The advisory agreement with RJ Aubrey will terminate on December 31, 2010 and may be terminated by either party upon 30 days prior written notice. RJ Aubrey is a financially sophisticated accredited investor that had access to information relating to the investment, the warrants were sold in a manner not involving general solicitation or advertising and the warrants and underlying shares are subject to customary restrictions on transfer.
     The warrants are earned in 5,000 share increments on March 8, 2010, April 1, 2010, July 1, 2010, and October 1, 2010. The warrants will become exercisable on March 8, 2011 and will expire on March 8, 2013. Upon a termination of the advisory agreement (A) by us due to a material breach of the agreement by RJ Aubrey or (B) by RJ Aubrey, any unearned warrants at the time of such termination will expire. The warrants have an exercise price of $6.14 per share. Once exercisable, the warrants may be exercised in whole or in part at any time until their expiration by the submission of an exercise notice accompanied by payment of the exercise price in cash or certified check or by cashless exercise. To the extent the shares issuable upon exercise of the warrants are not registered prior to issuance, they will bear a legend restricting transfer.
Item 6. Exhibits
     See Exhibit Index following the signature page, which is incorporated herein by reference.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKWELL MEDICAL TECHNOLOGIES, INC. (Registrant)
Date: May 7, 2010	/s/ ROBERT L. CHIOINI
Robert L. Chioini
President and Chief Executive Officer (principal executive officer) (duly authorized officer)

Date: May 7, 2010	/s/ THOMAS E. KLEMA
Thomas E. Klema
Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

10-Q EXHIBIT INDEX

Exhibit No.	Description
4.10	Warrant issued to RJ Aubrey IR Services LLC as of March 8, 2010.

10.34	Advisory Agreement dated March 8, 2010 between the Company and RJ Aubrey IR Services LLC.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934