Form 10-Q
period 2010-06-30
ROCKWELL MEDICAL TECHNOLOGIES INC
filed 2010-08-05
CIK 1041024

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
☐ Yes ☑ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 30, 2010

Common Stock, no par value	17,203,108 shares

Rockwell Medical Technologies, Inc.
Index to Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements
ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
As of June 30, 2010 and December 31, 2009

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS

Cash and Cash Equivalents	$24,199,534	$23,038,095
Accounts Receivable, net of a reserve of $30,000 in 2010 and $31,000 in 2009	4,598,332	3,492,622
Inventory	2,863,461	3,088,352
Other Current Assets	451,158	329,876

Total Current Assets	32,112,485	29,948,945

Property and Equipment, net	3,431,426	3,631,549
Intangible Assets	198,521	214,337
Goodwill	920,745	920,745
Other Non-current Assets	163,706	163,645

Total Assets	$36,826,883	$34,879,221

LIABILITIES AND SHAREHOLDERS’ EQUITY

Capitalized Lease Obligations	$27,280	$42,938
Accounts Payable	3,441,891	3,388,757
Accrued Liabilities	1,831,253	1,854,347
Customer Deposits	630,448	250,915

Total Current Liabilities	5,930,872	5,536,957

Capitalized Lease Obligations	9,365	19,062

Shareholders’ Equity:
Common Shares, no par value, 17,202,108 and 17,200,442 shares issued and outstanding	55,062,172	53,545,394
Common Share Purchase Warrants, 3,328,569 and 3,318,569 warrants issued and outstanding	7,959,023	7,635,594
Accumulated Deficit	(32,134,549)	(31,857,786)

Total Shareholders’ Equity	30,886,646	29,323,202

Total Liabilities and Shareholders’ Equity	$36,826,883	$34,879,221

The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED INCOME STATEMENTS
For the three and six months ended June 30, 2010 and June 30, 2009
(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Sales	$15,506,712	$13,013,012	$30,486,664	$25,809,784
Cost of Sales	12,735,047	11,153,086	25,401,470	22,756,911

Gross Profit	2,771,665	1,859,926	5,085,194	3,052,873
Selling, General and Administrative	2,221,336	1,570,688	4,416,239	3,131,503
Research and Product Development	441,273	1,996,571	958,688	3,334,881

Operating Income (Loss)	109,056	(1,707,333)	(289,733)	(3,413,511)
Interest Expense (Income), Net	(7,861)	7,238	(12,970)	16,503

Net Income (Loss)	$116,917	$(1,714,571)	$(276,763)	$(3,430,014)

Basic Earnings (Loss) per Share	$0.01	($0.12)	($0.02)	($0.25)

Diluted Earnings (Loss) per Share	$0.01	($0.12)	($0.02)	($0.25)
The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2010 and June 30, 2009
(Unaudited)

	For the six months ended June 30,
	2010	2009
Cash Flows From Operating Activities:
Net (Loss)	$(276,763)	$(3,430,014)
Adjustments To Reconcile Net Loss To Net Cash Used In Operating Activities:
Depreciation and Amortization	707,749	527,292
Loss (Gain) on Disposal of Assets	16,822	(5,120)
Share Based Compensation – Non-employee Warrants	323,429	256,362
Share Based Compensation – Employees	1,511,630	773,833

Changes in Assets and Liabilities:
(Increase)Decrease in Accounts Receivable	(1,105,710)	484,707
Decrease in Inventory	224,891	348,313
(Increase) Decrease in Other Assets	(121,343)	4,898
Increase (Decrease) in Accounts Payable	53,134	(191,036)
Increase (Decrease) in Other Liabilities	356,439	(492,749)

Changes in Assets and Liabilities	(592,589)	154,133

Cash Provided by (Used) In Operating Activities	1,690,278	(1,723,514)

Cash Flows From Investing Activities:
Purchase of Equipment	(509,432)	(589,008)
Proceeds on Sale of Assets	800	5,120
Purchase of Intangible Assets	—	(10,257)

Cash (Used ) In Investing Activities	(508,632)	(594,145)

Cash Flows From Financing Activities:
Issuance of Common Shares and Purchase Warrants	5,148	140,502
Payments on Notes Payable	(25,355)	(84,030)

Cash Provided (Used) By Financing Activities	(20,207)	56,472

Increase (Decrease) In Cash and Cash Equivalents	1,161,439	(2,261,187)
Cash and Cash Equivalents at Beginning of Period	23,038,095	5,596,645

Cash and Cash Equivalents at End of Period	$24,199,534	$3,335,458

Supplemental Cash Flow disclosure
	2010	2009
Interest Paid	$7,415	$16,503
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
     In the opinion of our management, all adjustments have been included which are necessary to make the financial statements not misleading. All of these adjustments that are material are of a normal and recurring nature. Our operating results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010. You should read our unaudited interim financial statements together with the financial statements and related footnotes for the year ended December 31, 2009 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 includes a description of our significant accounting policies.
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
     We require certain customers, mostly international customers, to pay for product prior to the transfer of title to the customer. Deposits received from customers and payments in advance for orders are recorded as liabilities under Customer Deposits until such time as orders are filled and title transfers to the customer consistent with our terms of sale. At June 30, 2010 and December 31, 2009 we had customer deposits of $630,448 and $250,915, respectively.

Cash and Cash Equivalents
     We consider cash on hand, money market funds, unrestricted certificates of deposit and short term marketable securities with an original maturity of 90 days or less as cash and cash equivalents.
Research and Product Development
We recognize research and product development costs as expenses are incurred. We incurred research and product development costs related to the commercial development, patent approval and regulatory approval of new products, including iron supplemented dialysate (“SFP”), aggregating approximately $1.0 million and $3.3 million in the first half of 2010 and 2009, respectively. We are conducting human clinical trials on SFP and we recognize the costs of these clinical trials as the costs are incurred and services are performed over the duration of the trials. We completed a Phase 2 study of SFP in 2009 and intend to start our Phase 3 program in late 2010 as well as other related studies during the second half of 2010.
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

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Basic Weighted Average Shares Outstanding	17,086,723	13,990,688	17,069,297	13,985,006
Effect of Dilutive Securities	1,519,151	—	—	—

Diluted Weighted Average Shares Outstanding	18,605,874	13,990,688	17,069,297	13,985,006

3. Inventory
     Components of inventory as of June 30, 2010 and December 31, 2009 are as follows:

	June 30,	December 31,
	2010	2009
Raw Materials	$1,046,925	$1,051,781
Work in Process	172,679	196,603
Finished Goods	1,643,857	1,839,968

Total	$2,863,461	$3,088,352

4. Subsequent Event
     The Company renewed its lease on its Grapevine, Texas facility for a sixty four month term ending December 31, 2015. The Company is obligated to pay base rent totaling $830,586 over the term of the lease beginning January 1, 2011 as well as certain other operating expenses. The Company is obligated to make monthly payments of base rent commencing January 1, 2011 through lease termination. The Company may renew the lease for an additional five year term at rental rates prevailing at the time of renewal.
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
     We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which are based on information available to us on the date of this report or, if made elsewhere, as of the date made. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed below and elsewhere in this report, and from time to time in our other reports filed with the Securities and Exchange Commission, including, without limitation, in “Item 1A — Risk Factors” in our Form 10-K for the year ended December 31, 2009 as modified by our Quarterly Report on Form 10-Q for the period ended March 31, 2010.
•	The dialysis provider market is highly concentrated in national and regional dialysis chains that account for the majority of our domestic revenue. Our business is substantially dependent on one of our customers that accounts for a significant portion of our sales. The loss of this customer would have a material adverse effect on our results of operations and cash flow.

•	We operate in a very competitive market against substantially larger competitors with greater resources.

•	Our new drug product requires FDA approval and expensive clinical trials before it can be marketed.

•	Even if our new drug product is approved by the FDA, we may not be able to market it successfully.

•	We may not be successful in maintaining our gross profit margins.

•	We depend on government funding of healthcare.

•	Orders from our international distributors may not result in recurring revenue.

•	We depend on key personnel.

•	Our business is highly regulated.

•	We depend on contract research organizations and consultants to manage and conduct our clinical trials and if they fail to follow our protocol or meet FDA regulatory requirements our clinical trial data and results could be compromised causing us to delay our development plans or have to do more testing than planned.

•	Foreign approvals to market our new drug products may be difficult to obtain.

•	Health care reform could adversely affect our business.

•	We may not have sufficient product liability insurance.

•	Our Board of Directors is subject to potential deadlock.

•	Shares eligible for future sale may affect the market price of our common shares.

•	The market price of our securities may be volatile.

•	Voting control and anti-takeover provisions reduce the likelihood that you will receive a takeover premium.

•	We do not anticipate paying dividends in the foreseeable future.
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
     Our strategy is to develop high potential drug candidates while also expanding our dialysis products business, which had sales of $54.7 million in 2009 and approximately $30.5 million in the first half of 2010. Our research and development expenses were $1.0 million in the first half of 2010 compared to $3.3 million in the first half of 2009 when we were conducting a Phase 2b clinical trial of SFP, our lead drug candidate.
     We believe our SFP product has unique and substantive benefits compared to current treatment options and has the potential to compete in the iron maintenance therapy market. The cost to obtain regulatory approval for a drug in the United States is expensive and can take several years. We believe that our cash resources will be sufficient to complete the SFP testing, FDA approval process and our other planned research and development activities.
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

Results of Operations for the Three and Six Months Ended June 30, 2010 and June 30, 2009
Sales
     Sales in the second quarter of 2010 were $15.5 million, an increase of $2.5 million or 19.2% over the second quarter of 2009. Sales for the first six months of 2010 were $30.5 million, an increase of $4.7 million or 18.1% over the first half of 2009. The increases were due to increased sales with a single international distributor whose orders are dependent upon its success at winning local or national tenders. Sales to this single distributor increased $3.0 million and $5.3 million for the three and six month periods ended June 30, 2010 compared to the same periods in 2009. Our other international business also increased with second quarter sales up $0.1 million compared to the second quarter of 2009 and sales in the first six months of 2010 up $0.4 million compared to the first six months of 2009. Our domestic sales decreased $650,000 and $1.0 million in the second quarter and first six months of 2010 compared to the same periods in 2009. Lower domestic sales were largely the result of a change in product mix reflecting a migration by customers to lower cost formulations and conversion to our Dri-Sate Dry Acid concentrate product line, both of which result in lowering providers’ cost per treatment while improving our gross profit margins. We realized a significant shift to our Dri-Sate Dry Acid concentrate product line with unit volumes increasing by 41% in the second quarter of 2010 compared to the second quarter of 2009 and 38% in the first six months of 2010 compared to the first six months of 2009, which reflects a continuing trend by our customers to convert from liquid to dry acid concentrate.
Gross Profit
     Gross profit in the second quarter of 2010 was $2.8 million, an increase of $0.9 million or 49% over the second quarter of 2009. Gross profit margins were 17.9% in the second quarter of 2010 compared to 14.3% in the second quarter of 2009. Gross profit for the first half of 2010 was $5.1 million compared to $3.1million in the first half of 2009 with gross profit margins of 16.7% in the first half of 2010 compared to 11.8% in the first half of 2009. Substantial changes in product and customer mix coupled with increases in overall sales volumes improved our gross profit margins compared to the second quarter and first half of last year. Domestic sales migrated toward our Dri-Sate Dry Acid concentrate product line, which provides a cost effective alternative to higher cost per treatment liquid products and which cost us less to deliver than liquid products. Customers also migrated toward lower cost formulations, which improved margins while not increasing costs to our customers. Over the last year, we incurred only moderate increases in material, fuel and other operating costs while continuing to moderately increase our selling prices on maturing contracts. Average diesel fuel costs increased approximately 30% per gallon in the first half of 2010 compared to the first half of 2009 and were in line with our expectations of increased fuel costs in 2010.
Selling, General and Administrative Expense
     Selling, general and administrative (SG&A) expense during the second quarter of 2010 was $2.2 million an increase of $650,000 over the second quarter of 2009. The increase was primarily due to higher non-cash equity compensation of $0.4 million and due to increased personnel costs of $0.3 million. Personnel costs were higher due to a combination of compensation for new positions, increased performance bonuses, wage inflation and higher benefit costs.
     SG&A was $4.4 million in the first six months of 2010 compared to $3.1 million in the first six months of 2009. The increase was primarily due to higher non-cash equity compensation expense of $0.8 million and increased personnel costs of $0.5 million due to the aforementioned reasons.
Research and Development
     Research and development (R&D) costs were $0.4 million and $2.0 million in the second quarter of 2010 and 2009, respectively. R&D costs were $1.0 million in the first six months of 2010 compared to $3.3 million in the first six months of 2009. Spending in both years was primarily for development and approval of SFP. During 2009, we conducted a Phase 2b study which was completed in late 2009. We plan to commence our SFP Phase 3 clinical trials in the latter part of 2010 as well as other related studies during the second half of 2010 and expect to see research and development spending increase when the Phase 3 program commences.
Interest Income, Net
     Our net interest income was $7,861 in the second quarter of 2010 compared to a net interest expense of $7,238 in the second quarter of 2009. Net interest income in the first six months of 2010 was $12,970 compared to a net interest expense of $16,503 in the first half of 2009. The increase in interest income was the result of the investment of the proceeds of the October 2009 equity offering in short term investments. However, we do not expect that this investment will continue to materially increase interest income due to the current low short term interest rate environment.
Liquidity and Capital Resources
     We expect to expend substantial amounts in support of our clinical development plan and regulatory approval of SFP and its extensions. Although these initiatives will require the expenditure of substantial cash resources, we believe our cash resources will be sufficient to fund our Phase 3 clinical program. Our cash resources include cash generated from our business operations and the $20.4 million in net proceeds from our equity offering in October 2009. Our current assets exceeded our current liabilities by over $26.2 million as of June 30, 2010 and included $24.2 million in cash and cash equivalents.
     In the first half of 2010, our cash increased by $1.2 million as a result of cash flow generated from operations of $1.7 million offset by $0.5 million in capital expenditures. Cash provided by operations totaled $1.7 million for the first six months of 2010 and was primarily the result of $2.3 million in cash generated from business operations partially offset by an increase in accounts receivable of $1.1 million. Accounts receivable as of June 30, 2010 increased $1.1 million compared to December 31, 2009 as a result of a large early payment made prior to year end which temporarily decreased accounts receivable. We also realized a $0.2 million reduction in inventory due to normal inventory fluctuation. Our customer deposits increased by $0.4 million due to increased international demand for our products.
     We believe our cash resources are sufficient to fund our anticipated research and development activities as well as our ordinary operating cash requirements in the next 12 months. We expect to continue to generate positive cash flow from operations in 2010, excluding the effect of our research and development expenses, assuming stable operating results and relative stability in the markets for our key raw materials. However, if we use more cash than anticipated for SFP development, or are required to do more testing than expected or if the assumptions underlying our cash flow projections for 2010 and 2011 prove to be incorrect, we may need to obtain additional cash, such as through equity financing, debt financing of capital expenditures or a line of credit, to supplement our working capital. Alternatively, we may seek to enter into development arrangements with an international partner in order to fully execute our strategic plan. We may also evaluate alternative sources of business development funding, licensing agreements with international marketing partners, sub-licensing of certain products for certain markets and other potential funding sources.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
     Our current exposure to interest rate risk is limited to changes in interest rates on short term investments of cash. As of June 30, 2010, we had $20.5 million in short term investments in a money market fund.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 13a-15 of the Securities Exchange Act of 1934, as amended, that are designed to ensure that material information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required financial disclosure. In designing and evaluating the disclosure controls and procedures, we recognized that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
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
Changes in Internal Control over Financial Reporting
     No changes were made to our internal control over financial reporting (as defined in Rule 13a-15 under the Exchange Act) during the fiscal quarter ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1A. Risk Factors
     For information regarding risk factors affecting us, see “Risk Factors” in Item 1A of Part I of our 2009 Annual Report on Form 10-K. Other than as previously updated in our Form 10-Q for the quarter ended March 31, 2010, there have been no material changes to the risk factors set forth in Item 1A of our Form 10-K for the year ended December 31, 2009.

Item 6. Exhibits
     See Exhibit Index following the signature page, which is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKWELL MEDICAL TECHNOLOGIES, INC. (Registrant)
Date: August 5, 2010	/s/ ROBERT L. CHIOINI
Robert L. Chioini
President and Chief Executive Officer (principal executive officer) (duly authorized officer)

Date: August 5, 2010	/s/ THOMAS E. KLEMA
Thomas E. Klema
Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

10-Q EXHIBIT INDEX
The following exhibits are filed as part of this report (unless otherwise noted to be previously filed, and therefore incorporated herein by reference). Our SEC file number is 000-23661.

Exhibit No.	Description
10.35	Third Amendment to Industrial Lease Agreement between Rockwell Medical Technologies, Inc. and DCT DFW, LP dated July 7, 2010 (Company’s Form 8-K filed on July 13, 2010).

10.36	Amendment No. 3 to Rockwell Medical Technologies, Inc. 2007 Long Term Incentive Plan (Company’s Proxy Statement filed April 15, 2010).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934