Form 10-Q
period 2010-09-30
ROCKWELL MEDICAL TECHNOLOGIES INC
filed 2010-11-04
CIK 1041024

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
☐ Yes ☑ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 29, 2010

Common Stock, no par value	17,463,108 shares

Rockwell Medical Technologies, Inc.
Index to Form 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
As of September 30, 2010 and December 31, 2009

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS

Cash and Cash Equivalents	$23,657,128	$23,038,095
Accounts Receivable, net of a reserve of $25,700 in 2010 and $31,000 in 2009	4,636,534	3,492,622
Inventory	2,534,644	3,088,352
Other Current Assets	844,141	329,876

Total Current Assets	31,672,447	29,948,945

Property and Equipment, net	3,272,869	3,631,549
Intangible Assets	190,613	214,337
Goodwill	920,745	920,745
Other Non-current Assets	163,624	163,645

Total Assets	$36,220,298	$34,879,221

LIABILITIES AND SHAREHOLDERS’ EQUITY

Capitalized Lease Obligations	$23,220	$42,938
Accounts Payable	2,843,219	3,388,757
Accrued Liabilities	1,900,016	1,854,347
Customer Deposits	103,184	250,915

Total Current Liabilities	4,869,639	5,536,957

Capitalized Lease Obligations	11,740	19,062

Shareholders’ Equity:
Common Shares, no par value, 17,463,108 and 17,200,442 shares issued and outstanding	55,993,030	53,545,394
Common Share Purchase Warrants, 3,338,569 and 3,318,569 warrants issued and outstanding	8,223,795	7,635,594
Accumulated Deficit	(32,877,906)	(31,857,786)

Total Shareholders’ Equity	31,338,919	29,323,202

Total Liabilities and Shareholders’ Equity	$36,220,298	$34,879,221

The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED INCOME STATEMENTS
For the three and nine months ended September 30, 2010 and September 30, 2009
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	Sept. 30, 2010	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2009

Sales	$14,745,414	$14,158,234	$45,232,078	$39,968,018
Cost of Sales	12,345,221	11,751,499	37,746,691	34,508,410

Gross Profit	2,400,193	2,406,735	7,485,387	5,459,608
Selling, General and Administrative	2,431,367	1,946,570	6,847,606	5,078,073
Research and Product Development	727,978	1,977,618	1,686,666	5,312,499

Operating Income (Loss)	(759,152)	(1,517,453)	(1,048,885)	(4,930,964)
Interest Expense (Income), Net	(15,795)	3,990	(28,765)	20,493

Net Income (Loss)	$(743,357)	$(1,521,443)	$(1,020,120)	$(4,951,457)

Basic Earnings (Loss) per Share	($0.04)	($0.11)	($0.06)	($0.35)

Diluted Earnings (Loss) per Share	($0.04)	($0.11)	($0.06)	($0.35)
The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2010 and September 30, 2009
(Unaudited)

	For the nine months ended September 30,
	2010	2009
Cash Flows From Operating Activities:
Net (Loss)	$(1,020,120)	$(4,951,457)
Adjustments To Reconcile Net Loss To Net Cash Used In
Operating Activities:
Depreciation and Amortization	1,047,077	836,020
Loss (Gain) on Disposal of Assets	16,822	20,403
Share Based Compensation — Non-employee Warrants	588,201	348,360
Share Based Compensation — Employees	2,392,688	1,394,410

Changes in Assets and Liabilities:
(Increase) Decrease in Accounts Receivable	(1,143,912)	143,449
Decrease in Inventory	553,708	487,056
(Increase) in Other Assets	(514,244)	(106,751)
(Decrease) in Accounts Payable	(545,538)	(991,877)
Increase (Decrease) in Other Liabilities	(102,062)	1,017,940

Changes in Assets and Liabilities	(1,752,048)	549,817

Cash Provided by (Used) In Operating Activities	1,272,620	(1,802,447)

Cash Flows From Investing Activities:
Purchase of Equipment	(682,295)	(1,080,495)
Proceeds on Sale of Assets	800	5,120
Purchase of Intangible Assets	—	(12,875)

Cash (Used ) In Investing Activities	(681,495)	(1,088,250)

Cash Flows From Financing Activities:
Issuance of Common Shares and Purchase Warrants	54,948	184,997
Payments on Notes Payable	(27,040)	(122,995)

Cash Provided By Financing Activities	27,908	62,002

Increase (Decrease) In Cash and Cash Equivalents	619,033	(2,828,695)
Cash and Cash Equivalents at Beginning of Period	23,038,095	5,596,645

Cash and Cash Equivalents at End of Period	$23,657,128	$2,767,950

Supplemental Cash Flow disclosure

	2010	2009
Interest Paid	$8,876	$20,493
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
     In the opinion of our management, all adjustments have been included which are necessary to make the financial statements not misleading. All of these adjustments that are material are of a normal and recurring nature. Our operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010. You should read our unaudited interim financial statements together with the financial statements and related footnotes for the year ended December 31, 2009 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 includes a description of our significant accounting policies.
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
     We require certain customers, mostly international customers, to pay for product prior to the transfer of title to the customer. Deposits received from customers and payments in advance for orders are recorded as liabilities under Customer Deposits until such time as orders are filled and title transfers to the customer consistent with our terms of sale. At September 30, 2010 and December 31, 2009 we had customer deposits of $103,184 and $250,915, respectively.

Cash and Cash Equivalents
     We consider cash on hand, money market funds, unrestricted certificates of deposit and short term marketable securities with an original maturity of 90 days or less as cash and cash equivalents.
Research and Product Development
We recognize research and product development costs as expenses are incurred. We incurred research and product development costs related to the commercial development, patent approval and regulatory approval of new products, including iron supplemented dialysate (“SFP”), aggregating approximately $1.7 million and $5.3 million in the first nine months of 2010 and 2009, respectively. We are conducting human clinical trials on SFP and we recognize the costs of these clinical trials as the costs are incurred and services are performed over the duration of the trials. We completed a Phase 2 study of SFP in 2009 and intend to start our Phase 3 program in late 2010.
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

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Basic Weighted Average Shares Outstanding	17,136,119	14,060,533	17,091,733	14,010,366
Effect of Dilutive Securities	—	—	—	—

Diluted Weighted Average Shares Outstanding	17,136,119	14,060,533	17,091,733	14,010,366

3. Inventory
     Components of inventory as of September 30, 2010 and December 31, 2009 are as follows:

	September 30,	December 31,
	2010	2009
Raw Materials	$1,010,369	$1,051,781
Work in Process	134,910	196,603
Finished Goods	1,389,365	1,839,968

Total	$2,534,644	$3,088,352

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
     Our strategy is to develop high potential drug candidates while also expanding our dialysis products business, which had sales of $45.2 million for the nine months ending September 30, 2010. We invested $1.7 million in research and development expenses in the first nine months of 2010 compared to $5.3 million in the first nine months of 2009, primarily related to SFP, our lead developmental drug.
     We believe our SFP product has unique and substantive benefits compared to current treatment options and has the potential to compete in the iron maintenance therapy market. The cost to obtain regulatory approval for a drug in the United States is expensive and can take several years. We believe that our current and prospective cash resources are sufficient to operate our business at current levels and to complete the regulatory approval process for SFP. However, expansion of our business and acquisition of new product lines would likely require additional capital.
     We could experience changes in our customer and product mix in future quarters that could impact gross profit, since we sell a wide range of products with varying profit margins and to customers with varying order patterns. These changes in customer and product mix may cause our gross profit and our gross profit margins to vary period to period. We also anticipate increases in fuel and other costs over the next year along with competitive pricing pressures in the renal market.

     The majority of our business is with domestic clinics who order routinely. Certain major distributors of our products internationally have not ordered consistently, however, resulting in variation in our sales from period to period. We anticipate that we will realize substantial orders from time to time from our largest international distributors but that the size and frequency of these orders will fluctuate from period to period. These orders may increase in future periods or may not recur at all.
Results of Operations for the Three and Nine Months Ended September 30, 2010 and September 30, 2009
Sales
     Sales in the third quarter of 2010 were $14.7 million an increase of $0.6 million or 4.1% over the third quarter of 2009. Sales for the first nine months of 2010 were $45.2 million, an increase of $5.3 million or 13.2% over the first nine months of 2009. The increases were due to increased sales with a single international distributor whose orders are dependent upon its success at winning national tenders. Sales to this single distributor increased $1.4 million and $6.7 million for the three and nine month periods ended September 30, 2010 compared to the same periods in 2009.
     Our year to date sales to international distributors were up $7.1 million and our domestic sales were down by $1.8 million. Lower domestic sales were largely the result of a change in product mix reflecting a migration by customers to lower cost formulations and conversion to our Dri-Sate Dry Acid concentrate product line, both of which result in lowering providers’ cost per treatment while improving our gross profit margins. We realized a significant shift to our Dri-Sate Dry Acid concentrate product line, with unit volumes increasing by 31% in the first nine months of 2010 compared to the first nine months of 2009, which reflects a continuing trend by our customers to convert from liquid to dry acid concentrate.
Gross Profit
     Gross profit in the third quarter of 2010 was $2.4 million unchanged from the third quarter of 2009. Gross profit margins were 16.3% compared to 17.0% in the third quarter of 2009 as revenues increased in the third quarter of 2010. Gross profit in the first nine months of 2010 was $7.5 million compared to $5.5 million in the first nine months of 2009. Gross profit margins increased to 16.5% in the first nine months of 2010 compared to 13.7% in the first nine months of 2009.
     Substantial changes in product and customer mix coupled with increases in overall sales volumes improved our gross profit margins compared to the first nine months of last year. Domestic sales migrated toward our Dri-Sate Dry Acid concentrate product line, which provides a cost effective alternative to higher cost per treatment liquid products and which cost us less to deliver than liquid products. Customers also migrated toward lower cost formulations, which improved margins while not increasing costs to our customers. Over the last year, we incurred moderate increases in material, fuel and other operating costs while continuing to moderately increase our selling prices on maturing contracts. Average diesel fuel costs increased approximately 24% per gallon in the first nine months of 2010 compared to the first nine months of 2009.
Selling, General and Administrative Expense
     Selling, general and administrative (SG&A) expense during the third quarter of 2010 was $2.4 million, an increase of $0.5 million over the third quarter of 2009. The increase was primarily due to higher non-cash equity compensation of $0.4 million.
     SG&A was $6.8 million in the first nine months of 2010 compared to $5.1 million in the first nine months of 2009. The increase was primarily due to higher non-cash equity compensation expense of $1.2 million and increased personnel costs of $0.5 million. Personnel costs were higher due to a combination of compensation for new positions, increased performance bonuses, wage inflation and higher benefit costs.

Research and Development
     Research and development (R&D) costs were $0.7 million and $2.0 million in the third quarter of 2010 and 2009, respectively. R&D costs were $1.7 million in the first nine months of 2010 compared to $5.3 million in the first nine months of 2009. Spending in both years was primarily for development and approval of SFP. During 2009, we conducted a Phase 2b study which was completed in late 2009. We plan to commence our SFP Phase 3 clinical trials in late 2010 as well as other related studies. Research and development spending will increase significantly when the Phase 3 program commences.
Interest Income, Net
     Our net interest income was $15,795 in the third quarter of 2010 compared to a net interest expense of $3,990 in the third quarter of 2009. Net interest income in the first nine months of 2010 was $28,765 compared to a net interest expense of $20,493 in the first nine months of 2009. The increase in interest income was the result of investing the proceeds from the October 2009 equity offering in short term investments. However, we do not expect that this investment will continue to materially increase interest income due to the current low short term interest rate environment.
Liquidity and Capital Resources
     We expect to expend substantial amounts in support of our clinical development plan and regulatory approval of SFP and its extensions. Although these initiatives will require the expenditure of substantial cash resources, we believe our cash resources will be sufficient to fund our Phase 3 clinical program. Our cash resources include cash generated from our business operations and the $20.4 million in net proceeds from our equity offering in October 2009. Our current assets exceeded our current liabilities by over $26.8 million as of September 30, 2010 and included $23.7 million in cash and cash equivalents.
     In the first nine months of 2010, our cash increased by $0.6 million as a result of cash flow generated from operations of $1.3 million offset by $0.7 million in capital expenditures. Cash provided by operations totaled $1.3 million for the first nine months of 2010 and was primarily the result of $3.0 million in cash generated from business operations partially offset by a $1.7 million increase in working capital. Accounts receivable as of September 30, 2010 increased $1.1 million compared to December 31, 2009 as a result of a large early payment made prior to year end which temporarily decreased accounts receivable at December 31, 2009. We also realized a $0.5 million reduction in inventory due to normal fluctuations coupled with reduced inventory requirements for certain product lines.
     We believe our cash resources are sufficient to fund our anticipated research and development activities as well as our ordinary operating cash requirements in the next twelve months. We expect to continue to generate positive cash flow from operations in 2011, excluding the effect of our research and development expenses, assuming stable operating results and relative stability in the markets for our key raw materials. However, if we use more cash than anticipated for SFP development, or are required to do more testing than expected or if the assumptions underlying our cash flow projections for 2011 prove to be incorrect or if we pursue opportunities to expand our business, we may need to obtain additional cash, such as through equity financing, debt financing of capital expenditures or a line of credit, to supplement our working capital. We explore opportunities from time to time to increase our cash resources, to reduce our liquidity risk and to have resources available to permit us to pursue expansion opportunities. Alternatively, we may seek to enter into development arrangements with an international partner in order to fully execute our strategic plan. We may also evaluate alternative sources of business development funding, licensing agreements with international marketing partners, sub-licensing of certain products for certain markets and other potential funding sources.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
     Our current exposure to interest rate risk is limited to changes in interest rates on short term investments of cash. As of September 30, 2010, we had $20.5 million in short term investments in a money market fund.
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
Changes in Internal Control over Financial Reporting
     No changes were made to our internal control over financial reporting (as defined in Rule 13a-15 under the Exchange Act) during the fiscal quarter ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ROCKWELL MEDICAL TECHNOLOGIES, INC. (Registrant)
Date: November 4, 2010	/s/ ROBERT L. CHIOINI
Robert L. Chioini
President and Chief Executive Officer (principal executive officer) (duly authorized officer)

Date: November 4, 2010	/s/ THOMAS E. KLEMA
Thomas E. Klema
Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

10-Q EXHIBIT INDEX
The following exhibits are filed as part of this report (unless otherwise noted to be previously filed, and therefore incorporated herein by reference). Our SEC file number is 000-23661.

Exhibit No.	Description
4.11	Warrant issued to Capitol Securities Management, Inc. as of September 1, 2010 (Company’s Form 8-K filed September 2, 2010).

4.12	Form of Amended and Restated Warrant issued to Messrs. Rick, Pizzirusso, Ries, Meyers, Pace and Bailey as of September 1, 2010 (Company’s Form 8-K filed September 2, 2010).

10.35	Third Amendment to Industrial Lease Agreement between Rockwell Medical Technologies, Inc. and DCT DFW, LP dated July 7, 2010 (Company’s Form 8-K filed on July 13, 2010).

10.37	Lease Renewal Agreement dated August 27, 2010, by and between Rockwell Medical Technologies, Inc. and International-Wixom, LLC (Company’s Form 8-K filed September 2, 2010).

10.38	Advisory Agreement dated September 1, 2010 between the Company and Capitol Securities Management, Inc. (Company’s Form 8-K filed September 2, 2010).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934