Form 10-K
period 2010-12-31
ROCKWELL MEDICAL TECHNOLOGIES INC
filed 2011-03-07
CIK 1041024

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2010 (computed by reference to the closing sales price of the registrant’s Common Stock as reported on the NASDAQ Global Market on such date) was $76,557,435. For purposes of this computation, shares of common stock held by our executive officers, directors and common shareholders with 10% or more of the outstanding shares of Common Stock were excluded. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates.

Number of shares outstanding of the registrant’s Common Stock, no par value, as of February 28, 2011: 17,673,608 shares.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement pertaining to the 2011 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed pursuant to Regulation 14A are herein incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

References to the “Company,” “we,” “us” and “our” are to Rockwell Medical Technologies, Inc. and its subsidiaries unless otherwise specified or the context otherwise requires.

Forward Looking Statements

We make forward-looking statements in this report and may make such statements in future filings with the Securities and Exchange Commission, or SEC. We may also make forward-looking statements in our press releases or other public or shareholder communications. Our forward-looking statements are subject to risks and uncertainties and include information about our expectations and possible or assumed future results of our operations. When we use words such as “may,” might,” “will,” “should,” “believe,” “expect,” “anticipate,” “estimate,” “continue”, “predict”, “forecast”, “projected,” “intend” or similar expressions, or make statements regarding our intent, belief, or current expectations, we are making forward-looking statements. Our forward looking statements also include, without limitation, statements about our competitors, statements regarding the Centers for Medicare & Medicaid Services, or CMS, changes to its reimbursement policies and the effect on our business, statements regarding the timing and costs of obtaining FDA approval of our new SFP product, statements regarding our new SFP product and statements regarding our anticipated future financial condition, operating results, cash flows and business plans.

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

We have licensed and are currently developing renal drug therapies. Our lead drug development product is for iron supplementation, a key element in the formation of new red blood cells. Iron supplementation is routinely administered to more than 90% of patients receiving treatment for anemia. We have licensed a drug therapy for the delivery of iron supplementation for anemic dialysis patients which we refer to as dialysate iron and more specifically as soluble ferric pyrophosphate (“SFP”). To realize a commercial benefit from this therapy, and pursuant to the licensing agreement, we must complete clinical trials and obtain U.S. Food and Drug Administration (“FDA”) approval to market SFP. We also plan to seek foreign market approval for this product or to license the technology to a pharmaceutical company who will seek market approval in the licensed markets. We believe this product will substantially improve iron maintenance therapy and, if approved, will compete for the global market for iron maintenance therapy. Based on reports from manufacturers of intravenous (“IV”) iron products and industry estimates, the market size in the United States for IV iron therapy for all indications is approximately $560 million per year. We estimate the global market for IV iron therapy is in excess of $850 million per year. We cannot, however, give any assurance that this product will be approved by the FDA or, if approved, that it will be successfully marketed.

Our Business Strategy

Our strategy is to become a leading biopharmaceutical company focused on renal indications. The following are the key elements of our business strategy:

Obtain Regulatory Approval of our Lead Drug Candidate SFP Indicated for the Treatment of Iron Deficiency Anemia.

We are conducting Phase III clinical trials for SFP and will seek to obtain FDA regulatory approval to market SFP. We intend to market SFP using our existing operating business infrastructure which currently serves approximately 25% of the U.S. dialysis market.

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

Acquire Rights to Complementary Drug Candidates and Technologies.

We intend to continue to selectively pursue and acquire rights to drug products in various stages of development and approval while leveraging our dialysis market position.

Continue Development of our Commercial Business and Market Position.

We intend to continue to develop our market presence in our dialysis products business, which will provide a broader platform from which we can sell new products to the dialysis market.

Our Markets

How Hemodialysis Works

Hemodialysis patients generally receive their treatments at independent hemodialysis clinics or at hospitals. A hemodialysis provider such as a hospital or a free standing clinic uses a dialysis station to treat patients. A dialysis station contains a dialysis machine that takes concentrate solutions primarily consisting of nutrients and minerals, such as our liquid concentrate solutions or our concentrate powders mixed with purified water, and accurately dilutes those solutions with purified water. The resulting solution, known as dialysate, is then pumped through a device known as a dialyzer (artificial kidney), while at the same time the patient’s blood is pumped through a semi-permeable membrane within the dialyzer. Excess water and chemicals from the patient’s blood pass through the membrane and are carried away in the dialysate while certain nutrients and minerals in the dialysate penetrate the membrane and enter the patient’s blood to maintain proper blood chemistry. Dialysate generally contains dextrose, sodium chloride, calcium, potassium, magnesium, sodium bicarbonate and acetic acid. Citric acid, which acts as an anticoagulant, may be used in place of acetic acid. The patient’s physician chooses the formula required for each patient based on each particular patient’s needs, although most patients receive one of eight common formulations.

In addition to using concentrate solutions and chemical powders (which must be replaced for each use for each patient), a dialysis provider also requires various other ancillary products such as blood tubing, fistula needles, specialized custom kits, dressings, cleaning agents, filtration salts and other supplies, many of which we sell.

Dialysis Industry Trends

Hemodialysis is the primary treatment modality employed in the United States with over 90% of all dialysis patients receiving hemodialysis. The Company does not compete in the peritoneal or home dialysis segments. Hemodialysis treatments are generally performed in independent clinics or hospitals with the majority of dialysis services performed by national and regional for profit dialysis chains. Based on data published by the U.S. Renal Data Systems (“USRDS”) we estimate that there are approximately 5,600 Medicare-certified treatment clinics in the United States. The two largest national for-profit dialysis chains service approximately 63% of the domestic hemodialysis market. According to industry statistics published by USRDS at the end of 2008, 371,000 patients in the United States were receiving dialysis treatments. The domestic dialysis industry has experienced steady patient population growth over the last two decades. U.S. patient population growth has averaged approximately 3.5-4% per year over the last five years.

ESRD incidence rates vary by country with some higher and most lower than the United States. Based on industry reports, the global ESRD population receiving some form of dialysis treatment is estimated to be over 2 million and to be growing at a rate of approximately 6% annually. The three major dialysis markets are the United States, the European Union and Japan, which together represent approximately half of the total global treatments based on industry estimates.

Our Products

We manufacture, sell, distribute and deliver hemodialysis concentrates as well as a full line of ancillary hemodialysis products to hemodialysis providers and distributors located in 34 states and territories as well as a number of foreign countries, primarily in Latin America, Asia and Europe. Hemodialysis concentrates, which account for over 95% of our revenue, are comprised of two primary product types, which are generally described as acidified dialysate concentrate, also known as acid concentrate, and bicarbonate.

Renal Pure® & CitraPure® Liquid Acid Concentrate

Acid concentrate generally contains either citric acid or acetic acid, along with sodium chloride, dextrose and electrolyte additives such as magnesium, potassium, and calcium. Acid concentrate products are manufactured in three basic series to reflect the dilution ratios used in various types of dialysis machines. We supply all three series and currently manufacture approximately 60 different liquid acid concentrate formulations. We supply liquid acid concentrate in both 55 gallon drums and in cases containing four one gallon containers. Our acetate-free, citric-acid concentrate includes citrate which acts as an anticoagulant and has been known to reduce inflammation.

Dri-Sate® Dry Acid Concentrate & Mixing System

We have 510(k) clearance from the FDA to market Dri-Sate® Dry Acid Concentrate & Mixing System. Our Dri-Sate Dry Acid Concentrate & Mixing System allows a clinic to mix its acid concentrate on-site. The clinical technician, using a specially designed mixer, adds pre-measured packets of the necessary ingredients to 50 or 100 gallons of purified water (AMII standard). Once mixed, the product is equivalent to the acid concentrate provided to our customers in liquid form. Clinics using Dri-Sate® Dry Acid Concentrate realize numerous advantages, including lower cost per treatment, reduced storage space requirements, reduced number of deliveries and more flexibility in scheduling deliveries. In addition to the advantages to our customers, our freight costs are lower for

Dri-Sate® Dry Acid Concentrate than for acid concentrate in the liquid form. We can also realize greater productivity from our truck fleet resources delivering dry products.

RenalPure® Powder Bicarbonate Concentrate

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

SFP Iron Therapy

We have licensed the exclusive right to manufacture and sell SFP, a product that we believe, if and when approved by the FDA, will substantially improve the treatment of dialysis patients with iron deficiency, which is pervasive in the dialysis patient population. Iron deficiency in dialysis patients typically results from the continual blood losses from the dialysis treatment coupled with the demands placed upon the body by current dialysis drug therapies. Most dialysis patients receive replacement therapy of recombinant human erythropoietin commonly referred to as erythropoiesis stimulating agents, or ESA. An ESA is an artificial hormone that acts in the bone marrow to increase the production of red blood cells, which carry oxygen throughout the body to nourish tissues and sustain life. Hemoglobin, an important constituent of red blood cells, is composed largely of iron and protein.

Treatment with ESA therapy requires adequate amounts of iron, as well as the rapid mobilization of iron reserves, for new hemoglobin synthesis and new red blood cell formation. The demands of this therapy can outstrip the body’s ability to mobilize iron stores. An ESA is commonly administered as a large IV injection on an intermittent basis, which creates an unnatural strain on the iron release process when the need for iron outstrips its rate of delivery, called functional iron deficiency. Accordingly, iron supplementation is required to maintain proper iron balance and ensure good therapeutic response from ESA treatments. The liver is the site of most stored iron. Iron stores typically will be depleted before the production of iron-containing proteins, including hemoglobin, is impaired. Most dialysis patients receiving ESA therapy also receive iron therapy in order to maintain sufficient iron stores and to achieve the full benefit of ESA treatments.

Current iron therapy to the ESRD population is generally provided thorough IV parenteral iron compounds, which are ultimately taken up by the reticuloendothelial system and primarily deposited in the liver rather than directly to blood plasma to be carried to the bone marrow. The liver slowly processes these iron deposits into a useable form. As a result of the time it takes for the liver to process a dosage of IV iron into useable form, there can be volatility in iron stores, which can reduce the effectiveness of ESA treatments. In addition, IV iron generally produces an inflammatory response limiting the amount of iron released from the liver.

Our SFP is distinctly different from IV iron compounds because our product transfers iron in a useable form directly from dialysate into the blood plasma, from which it is carried directly to the bone marrow for the formation of new red blood cells. The kinetic properties of our iron compound allows for the rapid uptake of iron in blood plasma by molecules that transport iron called transferrin. The frequency and dosage of our SFP iron delivered via dialysate is designed and intended to maintain iron balance in a steady state. We believe that this more direct method of iron delivery will be more effective at maintaining iron balance in a steady state and achieving superior therapeutic response from ESA treatments.

SFP has other benefits that we believe are important. Iron administered by our product bypasses the liver altogether and thereby avoids causing oxidative stress to the liver, which we believe is a significant risk of current iron supplement therapies. In addition, we believe that clinics may realize significant drug administration savings due to decreased nursing time for administration and elimination of supplies necessary to administer IV iron compounds.

We are currently conducting the clinical testing required to obtain FDA approval to market SFP in the United States. Our Phase III clinical program for SFP commenced in the first quarter of 2011 and is anticipated to be completed in 2012.

Distribution and Delivery Operations

The majority of our domestic sales are delivered by our subsidiary, Rockwell Transportation, Inc. Rockwell Transportation, Inc. operates a fleet of trucks which are used to deliver products to our customers. A portion of our deliveries, primarily to medical products distributors, is provided by common carriers chosen by us based on rates.

We perform services for customers that are generally not available from common carriers, such as stock rotation, non-loading-dock delivery and drum pump-offs. Certain of our competitors use common carriers and/or do not perform the same services upon delivery of their products. We believe we offer a higher level of service to our customers because we use our own delivery vehicles and drivers.

Our Dri-Sate® Dry Acid Concentrate provides an economic incentive to our customers to migrate from liquid acid dialysate in drums to our dry acid concentrate as a result of distribution synergies realized from Dri-Sate®. As an example, a pallet containing four drums of liquid acid concentrate contains 220 gallons of liquid acid concentrate. On a pallet containing our Dri-Sate® Dry Acid Concentrate, we can ship the equivalent of 1,200 gallons of acid concentrate in powder form. The potential distribution savings offered with Dri-Sate® coupled with other advantages over drums make Dri-Sate® an attractive alternative for many customers.

Sales and Marketing

We primarily sell our products directly to domestic hemodialysis providers through direct salespeople employed by us and through independent sales representation companies. Our President and Chief Executive Officer leads and directs our sales efforts to our major accounts. We also utilize independent distributors in the United States. Our products are sold to certain international customers through independent sales agents and distributors.

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

Competition

Dialysis Concentrate and Supplies Competition

We compete against larger and more established competitors with substantially greater financial, technical, manufacturing, marketing, research and development and management resources. We have two major competitors. Our largest competitor is a subsidiary of Fresenius Medical Care AG& Co. KGaA (“Fresenius”), which is primarily in the business of operating dialysis clinics but also manufactures and markets dialysis devices, drugs and supplies. Globally, Fresenius is vertically integrated, manufacturing a broad range of dialysis products, marketing several dialysis related drugs, and selling a more comprehensive line of dialysis equipment, supplies and services than we sell.

Fresenius treats over 130,000 dialysis patients in North America and operates approximately 1,800 clinics in the United States. It also has a renal products business that manufactures a broad array of equipment and supplies, including dialysis machines, dialyzers (artificial kidneys), concentrates and other supplies used in hemodialysis. In addition to its captive customer base in its own clinics, Fresenius also serves other clinic chains and independent clinics with its broad array of products where it commands a market leading position in its key product lines. Fresenius manufactures its concentrate in its own regional manufacturing facilities. Fresenius operates an extensive warehouse network in the United States serving its captive customer base and other independent clinics.

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

Iron Maintenance Therapy Market Competition

We intend to enter the iron maintenance therapy market for the treatment of dialysis patients with anemia. We must obtain FDA approval for our SFP to enter this market. The iron therapy market for IV iron in the United States presently has several competitors and is dominated by two second generation IV iron drugs, Venofer® and Ferrlecit®. Venofer® is the global market leader for IV iron therapy. Venofer® is owned by Switzerland-based Galenica. Galenica has also developed a new product, Ferinject®, for which it is seeking FDA approval. Ferinject® is not approved for marketing in the United States. We believe that Ferinject® is primarily intended to target the pre-ESRD markets and other indications such as oncology.

In the U.S. and Canada, Galenica exclusively licenses Venofer® and Injectafer® (US brand name for Ferinject®) to Luitpold Pharmaceuticals, Inc., a wholly owned US subsidiary of Daiichi Sankyo Company Ltd., which has entered into a corresponding ten year sublicense agreement with Fresenius to manufacture and distribute Venofer® to the dialysis market in the US and Canada. Venofer® is currently being marketed by Fresenius in the United States to the dialysis market while Luitpold, through its subsidiary American Regent, Inc., markets Venofer for other markets and indications including the pre-dialysis CKD market.

Sanofi-Aventis did not renew its US marketing license of Ferrlecit® with Watson Pharmaceutical, Inc. (“Watson”) and markets Ferrlecit® in the United States. Ferrlecit® is an injectable iron supplement made of sodium ferric gluconate complex in sucrose.

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

Prior to 2011, CMS had historically paid providers for dialysis treatments under the Medicare program in two parts: the composite rate and separately reimbursed drugs and services. The composite rate is payment for the complete dialysis treatment except for physicians’ professional services, separately billed laboratory services and separately billed drugs. CMS reimbursement practices changed starting in 2011, which we believe may benefit our marketing efforts. CMS began implementation of a fully bundled reimbursement rate on January 1, 2011 which is intended to be fully implemented by 2014. This change is expected to result in a single composite rate per treatment, thereby eliminating reimbursement for individual drugs and services to providers. With the implementation of a single bundled rate for dialysis treatments, most dialysis drugs will no longer receive separate reimbursement. As a result, dialysis drugs will now likely be viewed by providers as a cost rather than as a source of revenue to the dialysis service provider. We believe that the provider market may find the potential economic advantages of our iron supplemented dialysate to be an attractive alternative to IV iron drugs. Providers may be attracted to SFP over IV iron products due to the lower cost of administration and the potential for improved therapeutic response from costly ESA treatments.

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

Other government regulations

The federal and state governments in the United States, as well as many foreign governments, from time to time explore ways to reduce medical care costs through health care reform. Due to uncertainties regarding the ultimate features of reform initiatives and their enactment and implementation, we cannot predict what impact any reform proposal ultimately adopted may have on the pharmaceutical and medical device industry or on our business or operating results. Recently enacted health reform legislation is likely to result in material changes to the Medicare and Medicaid programs and levels of reimbursement and will impose excise taxes on medical devices and pharmaceutical products. Our activities are subject to various federal, state and local laws and regulations regarding occupational safety, laboratory practices, and environmental protection and may be subject to other present and possible future local, state, federal and foreign regulations.

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

Product License Agreements

We are party to a license agreement for SFP that covers issued patents in the United States, the European Union and Japan, as well as patent and pending patent applications in other foreign jurisdictions. We licensed the product from a company owned by Dr. Ajay Gupta who subsequently joined us as our Chief Scientific Officer. The license agreement continues for the duration of the underlying patents in each country, or until August 14, 2016 in the United States, and may be extended thereafter. Patents were issued in the United States in 1999 and 2004. The European patent was issued in 2005 and extends through 2017. The Japanese patent was issued in 2007 and extends through 2017. If we are successful in obtaining FDA approval we may apply for an extension of our patent exclusivity for up to five years. As noted below in “— Trademarks and Patents,” the Company has also received patent protection on the pharmaceutical grade formulation of the active pharmaceutical ingredient in SFP which extends patent protection until 2029.

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

Trademarks and Patents

We have several trademarks and servicemarks used on our products and in our advertising and promotion of our products, and we have applied for U.S. registration of such marks. Most such applications have resulted in registration of such trademarks and servicemarks.

We were issued a U.S. patent on the synthesis and formulation of our pharmaceutical grade formulation of SFP. The U.S patent expires on April 17, 2029. Further patent applications are pending in other jurisdictions including Europe, Japan and Canada.

We were also issued patents in the U.S. and Canada for our Dri-Sate Dry Acid Concentrate method and apparatus for preparing liquid dialysate which expire on September 17, 2019.

Suppliers

We believe the raw materials and packaging materials for our hemodialysis concentrates, the components for our hemodialysis kits and the ancillary hemodialysis products distributed by us are generally available from several potential suppliers. Our principal suppliers include Church & Dwight Co. Inc., Roquette, Inc. and US Salt Company. Key suppliers of services for our clinical trials, including contract research organizations, lab testing services and other service providers, are available from a number of potential vendors.

Customers

We operate in one market segment which involves the manufacture and distribution of hemodialysis concentrates, dialysis kits and ancillary products used in the dialysis process to hemodialysis clinics. For the years ended December 31, 2010, 2009 and 2008, one customer, DaVita, Inc., accounted for 42%, 50% and 51% of our sales, respectively. Our accounts receivable from this customer were $2,336,526 and $1,267,500 as of December 31, 2010 and 2009, respectively. We are dependent on this key customer and the loss of its business would have a material adverse effect on our business, financial condition and results of operations. In addition, one distributor accounted for 15% of our sales in 2010 and due to credit arrangements with this distributor no accounts receivable were due as of December 31, 2010. No other customers accounted for more than 10% of our sales.

The majority of our international sales in each of the last three years were sales to domestic distributors that were resold to end users outside the United States. Our sales to foreign customers and distributors were less than 5% of our total sales in 2010 and 2009. We have no assets outside the United States. Our total international sales, including sales to domestic distributors for resale outside the United States, aggregated 23%, 12%, and 10% of overall sales in 2010, 2009 and 2008, respectively.

Employees

As of December 31, 2010, we had approximately 300 employees, substantially all of whom are full time employees. Our arrangements with our employees are not governed by any collective bargaining agreement. Our employees are employed on an “at-will” basis.

Research & Development

We are required to pay the cost of obtaining FDA approval to market SFP in order to realize any benefit from commercialization of the product, which we expect will take several years and be costly to us. We completed our pre-clinical testing in 2007 and our Phase IIb dose ranging study in late 2009. We began our Phase III clinical program in the first quarter of 2011. We engaged outside service providers, contract research organizations, consultants and legal counsel to assist us with clinical trials, product development and obtaining regulatory approval. In addition, we incurred ongoing expenses related to obtaining additional protection of the intellectual property underlying our licensing agreements. In 2010, 2009 and 2008, we incurred aggregate expenses related to the commercial development of SFP of approximately $3.4 million, $6.5 million and $3.8 million, respectively.

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

RISKS RELATED TO OUR BUSINESS

The dialysis provider market is highly concentrated in national and regional dialysis chains that account for the majority of our domestic revenue. Our business is substantially dependent on a few customers that account for a substantial portion of our sales. The loss of any of these customers would have a material adverse affect on our results of operations and cash flow.

Our revenue is highly concentrated in a few customers and the loss of any of those customers could adversely affect our results. One customer in particular accounted for 42% of our sales in 2010. If we were to lose this customer or our relationship with any of our other major national and regional dialysis chain customers, it would have a substantial negative impact on our cash flow and operating results and could have a detrimental impact on our ability to continue our operations in their current form or to continue to execute our business strategy. If we lost a substantial portion of our business, we would be required to take actions to conserve our cash resources and to mitigate the impact of any such losses on our business operations.

We operate in a very competitive market against substantially larger competitors with greater resources.

There is intense competition in the hemodialysis product market and our primary competitor is a large diversified company which has substantially greater financial, technical, manufacturing, marketing, research and development and management resources than we do. We may not be able to successfully compete with them or other companies. Our primary competitor has historically used product bundling and low pricing as marketing techniques to capture market share of the products we sell and as we do not manufacture or sell the same breadth of products as our primary competitor, we may be at a disadvantage in competing against their marketing strategies. Furthermore, our primary competitor is vertically integrated and is the largest provider of dialysis services in the United States with approximately one-third of all U.S. patients treated by this company through its clinics. This competitor has routinely acquired smaller clinic chain operations and may acquire some of our current customers in the future.

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

Dialysis providers are dependent upon government reimbursement practices for the majority of their revenue. If we obtain approval for our new product, the product will be included as part of the single bundled payment rate implemented by Medicare in 2011 and will likely not require a separate reimbursement code as nearly all providers are expected to have adopted the single bundled payment rate prior to FDA approval to market SFP.

We may not be successful in maintaining our gross profit margins.

A significant portion of our costs are for chemicals and fuel which are subject to pricing volatility based on demand and are highly influenced by the overall level of economic activity in the U.S. and abroad. While our gross profit margins improved substantially in 2009 and to a lesser extent in 2010, due to a variety of factors including product mix shifts to less expensive products, reductions in fuel and chemical costs and increased product pricing, we may realize future cost and pricing pressure which may cause our gross profit margins to decrease. We began to incur such pressures during 2010 and expect to continue to incur them in 2011.

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

Many of our customers receive the majority of their funding from the government and are supplemented by payments from private health care insurers. Our customers depend on Medicare and Medicaid funding to be viable businesses. A variety of changes to health insurance and reimbursement are included in health reform legislation recently enacted by Congress. Some of these changes could have a negative impact on Medicare and Medicaid funding, which fund the majority of dialysis costs in the United States, and on reimbursement protocols. If Medicare and Medicaid funding were to be materially decreased, our customers would be severely impacted, increasing our risk of not being paid in full by our customers. An increase in our exposure to uncollectible accounts could have a material adverse effect on our financial position, results of operations and cash flows.

In the United States, the Medicare Improvements for Patients and Providers Act of 2008 or “MIPPA” changed the dialysis reimbursement method from the prior practice of separately billed services and medications to a single bundled rate, which became effective on January 1, 2011. Most dialysis providers are expected to adopt this method of reimbursement in 2011, which provides for a single payment per dialysis treatment compared to the current method consisting of a composite rate payment and separately billed drugs and services. This change in reimbursement practice was intended to reduce Medicare funding costs and to prompt dialysis providers to reduce their cost of dialysis services. This change increases the burden on dialysis treatment providers to effectively manage their cost of treatment and operations and may put more pressure on suppliers such as us to reduce provider’s costs. As a result, we may see increased pressure to reduce the prices of our products, which would have a negative impact on our revenue and gross profit margins. We anticipate that dialysis providers will continue to seek ways to reduce their costs per treatment due to this change in reimbursement practice which could reduce our sales and profitability and have a material adverse effect on our business, financial condition and results of operations.

As a result of these changes to Medicare reimbursement, industry observers also anticipate increased consolidation in the dialysis provider market which has been largely unchecked by the Federal Trade Commission to date. Continued consolidation in providers will likely result in increased purchasing leverage for providers across all dialysis product categories and increased pricing pressure on all suppliers to the industry.

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

We are unable to predict the effect, if any, that future sales of common shares, or the availability of our common shares for future sales, will have on the market price of our common shares from time to time. Sales of substantial amounts of our common shares (including shares issued upon the exercise of stock options or warrants), or the possibility of such sales, could adversely affect the market price of our common shares and also impair our ability to raise capital through an offering of our equity securities in the future. As of December 31, 2010 an additional 3,318,569 shares may be issued upon exercise of outstanding warrants. In addition, as of December 31, 2010, there were an additional 20,000 warrants that become exercisable in 2011. In the future, we may issue additional shares or warrants in connection with investments or for other purposes considered advisable by our Board of Directors. Any substantial sale of our common shares may have an adverse effect on the market price of our common shares.

In addition, as of December 31, 2010, there were 3,680,223 shares issuable upon the exercise of outstanding and exercisable stock options, 1,609,111 shares issuable upon the exercise of outstanding stock options that are not yet exercisable and 310,333 additional shares available for grant under our 2007 Long Term Incentive Plan. Additional grants have been made in 2011. The market price of the common shares may be depressed by the potential exercise of these options. The holders of these options are likely to exercise them when we would otherwise be able to obtain additional capital on more favorable terms than those provided by the options.

The market price of our securities may be volatile.

The historically low trading volume of our common shares may also cause the market price of the common shares to fluctuate significantly in response to a relatively low number of trades or transactions.

Voting control and anti-takeover provisions reduce the likelihood that you will receive a takeover premium.

As of December 31, 2010, our officers and directors beneficially owned approximately 24.0% of our voting shares (assuming the exercise of exercisable options granted to such officers and directors). Accordingly, they may be able to effectively control our affairs. Our shareholders do not have the right to cumulative voting in the election of directors. In addition, the Board of Directors has the authority, without shareholder approval, to issue shares of preferred stock having such rights, preferences and privileges as the Board of Directors may determine. Any such issuance of preferred stock could, under certain circumstances, have the effect of delaying or preventing a change in control and may adversely affect the rights of holders of common shares, including by decreasing the amount of earnings and assets available for distribution to holders of common shares and adversely affect the relative voting power or other rights of the holders of the common shares. In addition, we are subject to Michigan statutes regulating business combinations which might also hinder or delay a change in control. Anti-takeover provisions that could be included in the preferred stock when issued and the Michigan statutes regulating business combinations can have a depressive effect on the market price of our common shares and can limit shareholders’ ability to receive a premium on their shares by discouraging takeover and tender offers.

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

We occupy a 51,000 square foot facility in Wixom, Michigan under a lease expiring in August 2012. We also occupy a 51,000 square foot facility in Grapevine, Texas under a lease expiring in December 2015. In addition, we lease a 57,000 square foot facility in Greer, South Carolina under a lease expiring in February 2013.

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

Our common shares trade on the Nasdaq Global Market under the trading symbol “RMTI”. The prices below are the high and low sale prices as reported by the Nasdaq Global Market in each quarter during 2009 and 2010.

	Sale Price
Quarter Ended	High	Low

March 31, 2009	$4.85	$2.56
June 30, 2009	$8.79	$3.82
September 30, 2009	$9.39	$7.20
December 31, 2009	$8.14	$6.00
March 31, 2010	$8.47	$5.56
June 30, 2010	$6.07	$4.16
September 30, 2010	$7.65	$4.75
December 31, 2010	$8.74	$6.63

As of February 28, 2011, there were 31 holders of record of our common shares.

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

Performance Graph

The following graph compares the cumulative 5-year total return of holders of the Company’s common stock with the cumulative total returns of the Russell 2000 index and the Nasdaq Biotechnology index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with reinvestment of all dividends, if any) on December 31, 2005 with relative performance tracked through December 31, 2010. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Rockwell Medical Technologies, Inc., The Russell 2000 Index
And The NASDAQ Biotechnology Index

*$100 invested on 12/31/05 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
Rockwell Medical	100.00	159.51	160.63	93.74	172.04	176.73
Russell 2000	100.00	118.37	116.51	77.15	98.11	124.46
NASDAQ Biotechnology	100.00	99.71	103.09	96.34	106.49	114.80

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

	For the Year Ended December 31,
	2010	2009	2008	2007	2006

Net sales	$59,554,592	$54,729,505	$51,666,033	$43,045,304	$28,638,859
Cost of sales(2)	49,693,753	46,842,334	49,159,478	40,156,041	25,837,294
Gross profit(2)	9,860,839	7,887,171	2,506,555	2,889,263	2,801,565
Income from continuing operations before interest expense and income taxes	(2,868,916)	(5,481,379)	(8,085,196)	(3,608,353)	(4,637,830)
Interest and other income, net	185,517	(19,859)	221,139	(110,542)	62,851
Income from continuing operations before income taxes	(2,683,399)	(5,501,238)	(7,864,057)	(3,718,895)	(4,574,979)
Income taxes	—	—	—	—	—
Net income	(2,683,399)	(5,501,238)	(7,864,057)	(3,718,895)	(4,574,979)
Earnings per common share:
Basic	$(0.16)	$(0.37)	$(0.57)	$(0.32)	$(0.41)
Diluted	$(0.16)	$(0.37)	$(0.57)	$(0.32)	$(0.41)
Weighted average number of common shares and common share equivalents
Basic	17,111,535	14,709,016	13,836,435	11,771,381	11,189,001
Diluted	17,111,535	14,709,016	13,836,435	11,771,381	11,189,001

	As of December 31,
	2010	2009	2008	2007	2006

Total assets	$36,966.907	$34,879,221	$18,959,982	$22,803,134	$13,152,833
Current assets	32,666,368	29,948,945	14,428,691	18,645,945	9,058,846
Current liabilities	6,420,220	5,536,957	7,097,836	4,637,271	4,452,675
Working capital	26,246,148	24,411,988	7,330,855	14,008,674	4,606,171
Long-term debt and capitalized lease obligations	8,750	19,062	41,203	204,837	326,045
Stockholders’ equity(1)	30,537,937	29,323,202	11,820,943	17,961,026	8,374,113
Book value per outstanding common share	$1.74	$1.70	$0.84	$1.30	$0.37
Common shares outstanding	17,513,608	17,200,442	14,104,690	13,815,186	11,500,349

(1)	There were no cash dividends paid during the periods presented. Stockholders’ equity reflects the proceeds of a private placement in 2007 and a public offering in 2009.

(2)	The Company has reclassified certain expenses from Selling, General and Administrative Expense to Cost of Sales in the 2008 and 2007 consolidated income statements to conform with current year presentation that was adopted in 2009. The impact of the change was not material. 2006 was not adjusted as the amounts were immaterial.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We are currently developing unique, proprietary renal drug therapies. These novel renal drug therapies support disease management initiatives to improve the quality of life and care of dialysis patients and are designed to deliver safe and effective therapy, while decreasing drug administration costs and improving patient convenience and outcome.

Our strategy is to develop high potential drug candidates while also expanding our dialysis products business, which had sales of $59.6 million in 2010. Our dialysis products business was cash flow positive in 2010, which largely funded the cash requirements for our product development efforts that totaled $3.4 million in 2010.

Our product development costs were primarily related to SFP, our lead drug candidate. We believe our SFP product has unique and substantive benefits compared to current treatment options and has the potential to compete in the iron maintenance therapy market. The cost to obtain regulatory approval for a drug in the United States is expensive and can take several years. We expect to incur substantial costs on product testing and development over the next several years and expect to incur losses from operations until SFP is approved and marketed. In addition to our SFP testing and approval process, we plan to spend additional amounts on testing and development of extensions of SFP technology as well as on other opportunities.

As of December 31, 2010 we had $24.2 million in cash and investments. We expect to generate additional cash from our business operations and anticipate raising additional cash from other sources which may include the exercise of in-the money warrants, possible out-licensing of SFP technology outside the United States, licensing of certain SFP product line extensions and other capital raising alternatives as needed.

In 2010, our business operating results continued to reflect the improvements realized since 2009 when we took actions to reduce costs and improve our pricing. We continued to benefit from a shift to lower cost products by our customers which further improved our gross profit margins in 2010. Conversion to our Dri-Sate Dry Acid product line typically results in lower sales and cost per treatment for the customer while the lower associated distribution costs helps to increase our gross profit margins.

While we achieved a historical annual high gross profit margin of 16.6% for 2010, we anticipate downward pressure on our gross profit margins in 2011. We anticipate that continued increases in fuel and other costs in 2011, along with competitive pricing pressures in the renal market, will cause our 2011 gross profit margins to decline moderately from 2010 levels.

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

Results of Operations

For the year ended December 31, 2010 compared to the year ended December 31, 2009

Sales

In 2010, our sales were $59.6 million, an increase of $4.8 million or 8.8% over 2009. This increase was primarily due to increased international sales of $7.4 million or 113% partially offset by a $2.8 million or 5.8% decrease in domestic sales. Our international sales in 2010 were 23% of total sales compared to 12% of sales in 2009. The increase in our international sales was primarily due to increased sales to a single distributor. Our domestic sales were negatively impacted by customer conversions to lower cost formulations and conversions to Dri-Sate Dry Acid product line resulting in lower sales but at higher gross profit levels. Customers continue to migrate from liquid to dry acid concentrate with unit volumes up 28% in 2010 over 2009. In 2010, we received a research grant of $0.25 million from the U.S. government for SFP related research and testing which was recorded in sales.

Gross Profit

Our gross profit in 2010 was $9.9 million, an increase of $2.0 million or 25% over 2009. Our gross profit margins increased to 16.6% in 2010 compared to 14.4% in 2009. The improvement in our gross profit was primarily due to significant changes to our product mix over the last two years coupled with lower operating and procurement costs along with higher selling prices. Our product mix was favorably impacted by the continued conversion of customers to our Dri-Sate product line and to lower cost formulations of our dialysis concentrates. We also realized increased sales volumes in 2010 which contributed to the increase in our overall gross profit. These gains were partially offset by moderate increases in material, fuel and other operational costs over 2009.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $9.3 million in 2010 compared to $6.9 million in 2009, an increase of $2.4 million, which was primarily due to increases in non-cash charges for equity compensation ($1.7 million), compensation ($0.5 million) and other operating expenses ($0.2 million). Non-cash equity compensation aggregated $4.0 million in 2010 compared to $2.35 million in 2009 with approximately $0.25 million of the increase due to non-employee equity compensation.

Research and Development

We incurred product development and research costs related to the commercial development, patent approval and regulatory approval of new products, including SFP, aggregating approximately $3.4 million and $6.5 million in 2010 and 2009, respectively. Costs incurred in both 2010 and 2009 were primarily for conducting human clinical trials of SFP and other SFP testing and development activities. During 2009, we conducted a Phase IIb study, which was completed in late 2009. Our SFP Phase III clinical program commenced in early 2011 and we expect to see research and development spending increase over 2010 levels as a result.

Interest Income and Expense, Net

Net interest income in 2010 increased by $205,000 compared to 2009 primarily due to a $190,000 increase in interest income from our cash investments as a result of higher investable funds resulting from the proceeds of the October 2009 equity offering.

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

Interest Expense, Net

Net interest expense in 2009 increased by $241,000 compared to 2008 primarily due to a $268,000 reduction in interest income from our cash investments as a result of lower investable funds and a substantially lower interest rate environment in 2009 compared to 2008. The investment of the proceeds of the October 2009 equity offering in short term investments had an immaterial effect on interest income in 2009.

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

Allowance for doubtful accounts

Accounts receivable are stated at invoice amounts. The carrying amount of trade accounts receivable is reduced by an allowance for doubtful accounts that reflects our best estimate of accounts that may not be collected. We review outstanding trade account receivable balances and based on our assessment of expected collections, we estimate the portion, if any, of the balance that may not be collected as well as a general valuation allowance for other accounts receivable based primarily on historical experience. All accounts or portions thereof deemed to be uncollectible are written off to the allowance for doubtful accounts. If we underestimate the allowance, we would incur a current period expense which could have a material adverse effect on earnings.

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

Liquidity and Capital Resources

Our strategy is centered on obtaining regulatory approval to market SFP and developing other high potential drug candidates, while also expanding our dialysis products business. We expect to expend substantial amounts in support of our clinical development plan and regulatory approval of SFP and its extensions and other product development opportunities. These initiatives will require the expenditure of substantial cash resources. We expect our cash needs for research and development spending to increase substantially in 2011 over 2010 as clinical development and patient testing activities increase for our Phase III clinical testing program for SFP. The timing and magnitude of such spending is largely dependent upon the initiation and pace of execution of the Phase III trials. We will invest in our Phase III clinical development program as well as other development initiatives over the next two years.

Our cash resources include cash generated from our business operations and the proceeds from our equity offering in 2009. Our current assets exceeded our current liabilities by over $26.2 million as of December 31, 2010 and included $24.2 million in cash and short term investments. In 2010, we generated $2.1 million in cash from operating activities which included research and product development costs of $3.4 million. Cash generated from improved operating results was partially offset by a $1.0 million increase in accounts receivable as a result of a large early payment made prior to year end which temporarily decreased accounts receivable at December 31, 2009. In 2010, we invested $0.8 million in capital expenditures compared to depreciation expense of $1.3 million.

We believe our current and prospective sources of cash resources are sufficient to fund our anticipated research and development activities as well as our ordinary course operating cash requirements in 2011 and 2012. We expect to generate positive cash flow from operations in 2011, excluding the effect of our research and development expenses, assuming relative stability in the markets for fuel and our key raw materials and relatively stable revenues. In addition, we may realize substantial cash proceeds from warrants that expire in each of the next two years. However, if we use more cash than anticipated for SFP development, or are required to do more testing than expected or if the assumptions underlying our cash flow projections for the next two years prove to be incorrect, or if we pursue opportunities to expand our business, we may need to obtain additional cash, such as through equity financing, debt financing of capital expenditures or a line of credit, to supplement our working capital. We explore opportunities from time to time to increase our cash resources, to reduce our liquidity risk and to have resources available to permit us to pursue expansion opportunities. Alternatively, we may seek to enter into product development arrangements with an international partner in order to fully execute our strategic plan. We may also evaluate alternative sources of business development funding, licensing agreements with international marketing partners, sub-licensing of certain products for certain markets and other potential funding sources.

Contractual Obligations

The following table details our contractual obligations as of December 31, 2010:

	Payments due by period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years

Capital leases	$29,623	$20,062	$9,561	—	—
Operating leases	$4,149,849	$1,734,707	$2,243,913	$171,229	—
Purchase obligations	—	—	—	—	—

Total	$4,179,472	$1,754,769	$2,253,474	$171,229	—

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

Our current exposure to interest rate risk is limited to changes in interest rates on short term investments of cash. As of December 31, 2010, we had $8.5 million in short term investments in a money market fund and $11.9 million in short term bond funds.

A hypothetical 100 basis point increase in market interest rates for short term liquid investments would increase our annualized interest income by approximately $0.1 million, assuming we invested $8.5 million in short term investments and that level remained constant for the year. We did not perform an analysis of a 100 basis point decrease in market interest rates as such an analysis would be meaningless.

We have invested $11.9 million in available for sale securities which are invested in short term bond funds which typically yield higher returns than the interest realized in money market funds. While these funds hold bonds of short term duration, their market value is affected by changes in interest rates. Increases in interest rates will reduce the market value of bonds held in these funds and we may incur unrealized losses from the reduction in market value of the fund. If we liquidate our position in these funds, those unrealized losses may result in realized losses which may or may not exceed the interest and dividends earned from those funds. However, due to the short duration of these short term bond fund portfolios, we do not believe that a hypothetical 100 basis point increase or decrease in interest rates will have a material impact on the value of our investment portfolio.

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

The Consolidated Financial Statements of the Registrant required by this item are set forth on pages F-1 through F-20 and incorporated herein by reference.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. We maintain internal control over financial reporting designed to provide reasonable, but not absolute, assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2010. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our evaluation included documenting, evaluating and testing of the design and operating effectiveness of our internal control over financial reporting. Based on this evaluation, we concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

Plante & Moran, PLLC, an independent registered public accounting firm, as auditors of our consolidated financial statements, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2010. Plante & Moran, PLLC’s report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting, is included herein.

Changes in Internal Controls

There was no change in our internal control over financial reporting identified in connection with the Company’s evaluation of such internal controls that occurred during our fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes our compensation plans, including individual compensation arrangements, under which our equity securities are authorized for issuance as of December 31, 2010:

	Number of securities to be
	issued upon exercise of	Weighted-average	Number of securities remaining
	outstanding options,	exercise price of	available for future issuance under
	warrants	outstanding options,	equity compensation plans (excluding
	and rights	warrants and rights	securities reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	5,289,334	$4.52	310,333
Equity compensation plans not approved by security holders	1,180,200	$5.77

Total	6,469,534	$4.75	310,333

In 2007, 2008, 2009 and 2010, we issued warrants to purchase common shares pursuant to compensation arrangements with various non-employee consultants who provide (or provided) services to us, including providing investor relations consulting services and introducing the Company to potential licensing partners and acquisition candidates and acting as a liaison to the equity investment community. These were not issued under a preexisting plan and shareholder approval for these transactions was not required or sought. The exercise price and the number of shares of common stock purchasable upon exercise of the warrants are subject to adjustment in certain events including: (a) a stock dividend payable in common stock, stock split, or subdivision of our common stock; and (b) reclassification of our common stock or any reorganization, consolidation, merger, or sale, lease, license, exchange or other transfer of all or substantially all of the business and/or assets of the Company.

As of October 3, 2007, we entered into a consulting agreement pursuant to which we have issued warrants to acquire 135,000 Common Shares. The warrants were earned at the rate of 15,000 warrants per month of service. The first 90,000 warrants that were earned have an exercise price of $7.00 per share and the remaining 45,000 warrants have an exercise price of $7.50 per share and in each case are exercisable for cash. The warrants expire at the close of business on October 3, 2011. These warrants became exercisable on the first anniversary of the date on which they were earned and may be exercised in whole or in part at any time until their expiration. The Common Shares underlying these warrants have been registered for resale by the holder under the Securities Act of 1933.

On November 28, 2007, we entered into an agreement pursuant to which we issued warrants to acquire 80,000 Common Shares at an exercise price of $10.00 per share, exercisable for cash at any time during the period from November 28, 2008 to November 28, 2012. The Common Shares underlying these warrants have been registered for resale by the holder under the Securities Act of 1933.

On May 28, 2008, we entered into an advisory agreement pursuant to which we issued warrants to acquire 100,000 Common Shares. The warrants were immediately earned and became exercisable on May 28, 2009. The warrants will expire on May 28, 2012. The warrants would have expired upon a termination of the agreement prior to May 28, 2009 (A) by us due to a material breach of the agreement by the consultant or (B) by the consultant. The warrants have an exercise price of $9.00 per share and may be exercised on a cashless basis or for cash. The Common Shares underlying these warrants have been registered for resale by the holder under the Securities Act of 1933. During 2010, we agreed to extend the term and revise the exercise price of these warrants in consideration for additional services. The exercise price of these warrants was reduced to $8.00 from $9.00 and their term extended by one year to May 28, 2013.

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

On September 29, 2009, the Company entered into a placement agency agreement with two co-placement agents related to the registered direct offering by the Company of Common Shares and warrants to purchase Common Shares that closed on October 5, 2009. At the closing, the Company issued to the placement agents warrants to purchase 85,200 Common Shares, which was 3.0% of the Common Shares sold in the offering, at an exercise price of $9.55 per share. These warrants became exercisable six months after the date of issuance thereof and expire October 5, 2012. These warrants and the underlying shares were issued pursuant to registration statement on Form S-3 (File No. 333-160791) filed with the SEC.

On March 8, 2010, we entered into an advisory agreement pursuant to which we issued warrants to acquire 20,000 Common Shares . The warrants were issued as compensation for investor relations consulting services. The advisory agreement was scheduled to terminate on December 31, 2010 but could be terminated by either party upon 30 days prior written notice. The warrants were to be earned in 5,000 share increments on March 8, 2010, April 1, 2010, July 1, 2010, and October 1, 2010. The warrants will become exercisable on March 8, 2011 and will expire on March 8, 2013. Upon a termination of the advisory agreement (A) by us due to a material breach of the agreement by RJ Aubrey or (B) by RJ Aubrey, any unearned warrants at the time of such termination would expire. The warrants have an exercise price of $6.14 per share. Once exercisable, the warrants may be exercised in whole or in part at any time until their expiration by the submission of an exercise notice accompanied by payment of the exercise price in cash or certified check or by cashless exercise. The agreement was terminated prior to the final installment being earned, such that only 15,000 of the warrants became earned.

On September 1, 2010, we issued 5,000 warrants with an exercise price of $8.00 as consideration for services . The warrants become exercisable on September 1, 2011 and may be exercised in whole or in part at any time until their expiration by the submission of an exercise notice accompanied by payment of the exercise price in cash or certified check or by cashless exercise. The warrants will expire on the earlier of (i) May 28, 2013, or (ii) the termination of the agreement prior to September 1, 2011 (A) by us due to a material breach of the agreement by the holder or (B) by the holder.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

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

3.1		Amended and Restated Articles of Incorporation, dated as of June 4, 2008 (Company’s Form 10-Q filed August 12, 2008).
3.2		Amended and Restated Bylaws (Company’s Form 8-K filed November 25, 2008).
4.1		Form of Warrant (Company’s Form 8-K filed December 4, 2007).
4.2		RJ Aubrey Warrant Agreement, dated November 28, 2007 (Company’s Form 8-K filed December 4, 2007).
4.3		Form of Investor Warrant to Purchase Common Stock issuable by the Company to the investor signatories to the Subscription Agreement, filed as exhibit F to the Placement Agency Agreement (Company’s Form 8-K filed September 30, 2009).
4.4		Form of Placement Agent Warrant issuable by the Company to JMP Securities LLC and Wedbush Securities Inc. (Company’s Form 8-K filed September 30, 2009).
4.5		Warrant issued to RJ Aubrey IR Services LLC as of September 30, 2008 (Company’s Form S-3 (file no. 333-160710)).
4.6		Warrant issued to Lions Gate Capital as of October 3, 2007 (Company’s Form S-3 (file no. 333-160710)).
4.7		Warrant issued to Capitol Securities Management, Inc. as of May 28, 2008 (Company’s Form S-3 (file no. 333-160710)).
4.8		Warrant issued to Emerald Asset Advisors, LLC as of November 5, 2008 (Company’s Form S-3 (file no. 333-160710)).
4.9		Form of Warrant issued to Messrs. Rick, Pizzirusso, Ries, Meyers and Pace as of July 17, 2009 (Company’s Form S-3 (file no. 333-160710)).
4.10		Warrant issued to RJ Aubrey IR Services LLC as of March 8, 2010. (Company’s Form 10-Q filed May 7, 2010).
4.11		Warrant issued to Capitol Securities Management, Inc. as of September 1, 2010 (Company’s Form 8-K filed September 2, 2010).
4.12		Form of Amended and Restated Warrant issued to Messrs. Rick, Pizzirusso, Ries, Meyers, Pace and Bailey as of September 1, 2010 (Company’s Form 8-K filed September 2, 2010).
4.13		Warrant issued to DaVita Inc. as of February 16, 2011 (Company’s Form 8-K filed February 23, 2011).
*10	.1	Rockwell Medical Technologies, Inc. 1997 Stock Option Plan (Company’s Proxy Statement filed April 17, 2006).
10.2		Lease Agreement dated March 12, 2000 between the Company and DFW Trade Center III Limited Partnership (Company’s Form 10-KSB filed March 30, 2000.)
10.3		Lease Agreement dated October 23, 2000 between the Company and International-Wixom, LLC (Company’s Form 10-KSB filed April 2, 2001.)
10.4		Licensing Agreement between the Company and Charak LLC and Dr. Ajay Gupta dated January 7, 2002 (with certain portions of the exhibit deleted under a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934) (Company’s Form 10-KSB filed April 1, 2002).
10.10		Second Amendment of Industrial Lease Agreement between Rockwell Medical Technologies, Inc. and DCT DFW, LP dated August 17, 2005 (Company’s Form 8-K filed August 19, 2005).
10.11		Amending Agreement made the 16th day of January, 2006, by and between Dr. Ajay Gupta, Charak LLC and Rockwell Medical Technologies, Inc. (Company’s Form 10-KSB filed March 31, 2006).
*10	.16	Rockwell Medical Technologies, Inc. 2007 Long Term Incentive Plan (Company’s Proxy Statement filed April 18, 2007).

10.17		Consulting Agreement, dated as of October 3, 2007 (Company’s Form 8-K filed October 9, 2007).
10.18		Common Stock Purchase Agreement, dated November 28, 2007, between the Company and certain Purchasers (Company’s Form 8-K filed December 4, 2007).
10.19		Registration Rights Agreement, dated November 28, 2007, between the Company and certain Purchasers (Company’s Form 8-K filed December 4, 2007).
*10	.20	Form of Nonqualified Stock Option Agreement (Director Version) (Company’s Form 8-K filed December 20, 2007).
*10	.21	Form of Nonqualified Stock Option Agreement (Employee Version) (Company’s Form 8-K filed December 20, 2007).
10.22		Lease Agreement dated March 19, 2008 between the Company and EZE Management Properties Limited Partners (Company’s Form 10-K filed March 24, 2008).
*10	.23	Amendment No. 1 to Rockwell Medical Technologies, Inc. 2007 Long Term Incentive Plan (Company’s Form 8-K filed May 30, 2008).
10.24		Advisory Agreement dated May 28, 2008 between the Company and Capitol Securities Management, Inc. (Company’s Form 10-Q filed August 12, 2008).
10.25		Mutual Release and Settlement Agreement dated September 24, 2008 by and among the Company, FWLL, LLC and ST Holdings, Inc (Company’s Form 10-Q filed November 13, 2008).
10.26		Advisory Agreement dated September 30, 2008 between the Company and RJ Aubrey IR Services LLC (Company’s Form 10-Q filed November 13, 2008).
10.27		Advisory Agreement dated November 5, 2008 between the Company and Emerald Asset Advisors, LLC (Company’s Form 10-Q filed November 13, 2008).
*10	.28	Form of Restricted Stock Award Agreement (Executive Version) (Company’s Form 8-K filed November 25, 2008).
10.29		Amendment to Advisory Agreement dated November 21, 2008 between the Company and Emerald Asset Advisors, LLC (Company’s Form 10-K filed March 16, 2009).
10.30		Lease Renewal dated August 21, 2008 between the Company and International-Wixom, LLC with respect to the Lease Agreement dated October 23, 2000 (Company’s Form 10-K filed March 16, 2009).
10.31		Second Amendment dated November 18, 2008 to the Supply Agreement between the Company and DaVita, Inc. dated May 5, 2004 (with certain portions of the exhibit deleted under a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934) (Company’s Form 10-K filed March 16, 2009).
*10	.32	Amendment No. 2 to Rockwell Medical Technologies, Inc. 2007 Long Term Incentive Plan (Company’s Form 10-Q filed August 10, 2009).
10.33		Placement Agency Agreement with JMP Securities LLC and Wedbush Securities Inc. dated September 29, 2009 (including the form of Subscription Agreement included as Exhibit A thereto) (Company’s Form 8-K filed September 30, 2009).
10.34		Advisory Agreement dated March 8, 2010 between the Company and RJ Aubrey IR Services LLC (Company’s Form 10-Q filed May 7, 2010).
10.35		Third Amendment to Industrial Lease Agreement between Rockwell Medical Technologies, Inc. and DCT DFW, LP dated July 7, 2010 (Company’s Form 8-K filed on July 13, 2010).
10.36		Amendment No. 3 to Rockwell Medical Technologies, Inc. 2007 Long Term Incentive Plan (Company’s Proxy Statement filed April 15, 2010).
10.37		Lease Renewal Agreement dated August 27, 2010, by and between Rockwell Medical Technologies, Inc. and International-Wixom, LLC (Company’s Form 8-K filed September 2, 2010).
10.38		Advisory Agreement dated September 1, 2010 between the Company and Capitol Securities Management, Inc. (Company’s Form 8-K filed September 2, 2010).

10.39	Products Purchase Agreement dated February 16, 2011, by and between Rockwell Medical Technologies, Inc. and DaVita Inc (with certain portions deleted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934).
10.40	Agreement to Extend the Lease Agreement, Options to Purchase and Option to Lease dated February 17, 2011, by and between Rockwell Medical Technologies, Inc. and EZE Management Properties Limited Partnership (Company’s Form 8-K filed February 24, 2011).
14.1	Rockwell Medical Technologies, Inc. Code of Ethics (Company’s Proxy Statement filed April 23, 2004).
21.1	List of Subsidiaries (Company’s Form SB-2 (file No. 333-31991)).
23.1	Consent of Plante & Moran, PLLC.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1	Certification of the Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Current management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL MEDICAL TECHNOLOGIES, INC. (Registrant)

By:	/s/ ROBERT L. CHIOINI
Robert L. Chioini
President and Chief Executive Officer

Date: March 7, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT L. CHIOINI Robert L. Chioini	President, Chief Executive officer and Director (Principal Executive Officer)	March 7, 2011

/s/ THOMAS E. KLEMA Thomas E. Klema	Vice President of Finance, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 7, 2011

/s/ KENNETH L. HOLT Kenneth L. Holt	Director	March 7, 2011

/s/ RONALD D. BOYD Ronald D. Boyd	Director	March 7, 2011

/s/ PATRICK J. BAGLEY Patrick J. Bagley	Director	March 7, 2011

INDEX TO FINANCIAL STATEMENTS

PAGE

I. Consolidated Financial Statements for Rockwell Medical Technologies, Inc. and Subsidiary
Reports of Independent Registered Public Accounting Firm	F-1 - F-2
Consolidated Balance Sheets at December 31, 2010 and 2009	F-3
Consolidated Income Statement for the years ended December 31, 2010, 2009 and 2008	F-4
Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2010, 2009 and 2008	F-5
Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008	F-6
Notes to the Consolidated Financial Statements	F-7 - F-20
II. Schedule II - Valuation and Qualifying Accounts	S-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Rockwell Medical Technologies, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Rockwell Medical Technologies, Inc. and Subsidiary (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above presents fairly, in all material respects, the consolidated financial position of Rockwell Medical Technologies, Inc. and Subsidiary at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rockwell Medical Technologies, Inc. and Subsidiary’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  Plante & Moran, PLLC

Clinton Township, Michigan
March 7, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Rockwell Medical Technologies, Inc. and Subsidiary

We have audited Rockwell Medical Technologies, Inc. and Subsidiary’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Rockwell Medical Technologies, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Rockwell Medical Technologies, Inc. and Subsidiary (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010 and related financial statement schedule and our report dated March 7, 2011 expressed an unqualified opinion thereon.

/s/
Plante & Moran, PLLC

Clinton Township, Michigan
March 7, 2011

ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

As of December 31, 2010 and 2009

	December 31,	December 31,
	2010	2009

ASSETS
Cash and Cash Equivalents	$12,263,449	$23,038,095
Investments Available for Sale	11,938,098	—
Accounts Receivable, net of a reserve of $23,000 in 2010 and $31,000 in 2009	4,507,296	3,492,622
Inventory	2,936,878	3,088,352
Other Current Assets	1,020,647	329,876

Total Current Assets	32,666,368	29,948,945
Property and Equipment, net	3,049,513	3,631,549
Intangible Assets	166,657	214,337
Goodwill	920,745	920,745
Other Non-current Assets	163,624	163,645

Total Assets	$36,966,907	$34,879,221

LIABILITIES AND SHAREHOLDERS’ EQUITY
Capitalized Lease Obligations	$18,215	$42,938
Accounts Payable	3,659,507	3,388,757
Accrued Liabilities	2,577,022	1,854,347
Customer Deposits	165,476	250,915

Total Current Liabilities	6,420,220	5,536,957
Capitalized Lease Obligations	8,750	19,062
Shareholders’ Equity:
Common Shares, no par value, 17,513,608 and 17,200,442 shares issued and outstanding	57,017,236	53,545,394
Common Share Purchase Warrants, 3,338,569 and 3,318,569 warrants issued and outstanding	8,275,509	7,635,594
Accumulated Deficit	(34,541,185)	(31,857,786)
Accumulated Other Comprehensive Loss	(213,623)	—

Total Shareholders’ Equity	30,537,937	29,323,202

Total Liabilities And Shareholders’ Equity	$36,966,907	$34,879,221

The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED INCOME STATEMENTS

For The Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008

Sales	$59,554,592	$54,729,505	$51,666,033
Cost of Sales	49,693,753	46,842,334	49,159,478

Gross Profit	9,860,839	7,887,171	2,506,555
Selling, General and Administrative	9,307,621	6,914,198	6,761,617
Research and Product Development	3,422,134	6,454,352	3,830,134

Operating Income (Loss)	(2,868,916)	(5,481,379)	(8,085,196)
Interest and Dividend Income	195,218	5,320	273,500
Interest Expense	9,701	25,179	52,361

Income (Loss) Before Income Taxes	(2,683,399)	(5,501,238)	(7,864,057)
Income Tax Expense	—	—	—

Net Income (Loss)	$(2,683,399)	$(5,501,238)	$(7,864,057)

Basic And Diluted Earnings (Loss) Per Share	$(.16)	$(.37)	$(.57)

The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY &
COMPREHENSIVE INCOME (LOSS)

For The Years Ended December 31, 2010, 2009 and 2008

						Accumulated
						Other	Total
	Common Shares		Purchase Warrants		Accumulated	Comprehensive	Shareholder’s
	Shares	Amount	Warrants	Amount	Deficit	Income (Loss)	Equity

Balance as of December 31, 2007	13,815,186	$33,415,106	1,204,169	$3,038,411	$(18,492,491)		$17,961,026
Issuance of Common Shares	289,504	268,757	—	—	—	—	268,757
Issuance of Purchase Warrants	—	—	910,000	339,987	—	—	339,987
Stock Option Based Expense	—	1,097,432	—	—	—	—	1,097,432
Restricted Stock Amortization	—	17,798	—	—	—	—	17,798
Net Loss	—	—	—	—	(7,864,057)	—	(7,864,057)

Balance as of December 31, 2008	14,104,690	$34,799,093	2,114,169	$3,378,398	$(26,356,548)	—	$11,820,943
Issuance of Common Shares	3,095,752	16,796,617	—	—	—	—	16,796,617
Issuance of Purchase Warrants	—	—	1,204,400	4,257,196	—	—	4,257,196
Stock Option Based Expense	—	1,795,246	—	—	—	—	1,795,246
Restricted Stock Amortization	—	154,438	—	—	—	—	154,438
Net Loss	—	—	—	—	(5,501,238)	—	(5,501,238)

Balance as of December 31, 2009	17,200,442	$53,545,394	3,318,569	$7,635,594	$(31,857,786)	$—	$29,323,202
Net Loss	—	—	—	—	(2,683,399)	—	(2,683,399)
Unrealized Losses on Available-for-Sale Investments						(213,623)	(213,623)

Comprehensive Loss							(2,897,022)
Issuance of Common Shares	313,166	90,448	—	—	—	—	90,448
Issuance of Purchase Warrants	—	—	20,000	639,915	—	—	639,915
Stock Option Based Expense	—	3,048,750	—	—	—	—	3,048,750
Restricted Stock Amortization	—	332,644	—	—	—	—	332,644

Balance as of December 31, 2010	17,513,608	$57,017,236	3,338,569	$8,275,509	$(34,541,185)	$(213,623)	$30,537,937

The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008

Cash Flows From Operating Activities:
Net (Loss)	$(2,683,399)	$(5,501,238)	$(7,864,057)
Adjustments To Reconcile Net Loss To Net Cash Used In
Operating Activities:
Depreciation and Amortization	1,389,152	1,233,706	911,718
Share Based Compensation — Non-employee warrants	639,915	403,203	339,987
Share Based Compensation- Employees	3,381,394	1,949,684	1,115,231
Loss (Gain) on Disposal of Assets	19,816	36,415	(7,534)
Changes in Assets and Liabilities:
(Increase) Decrease in Accounts Receivable	(1,014,674)	1,737,034	(542,427)
(Increase) Decrease in Inventory	151,474	73,273	(602,574)
(Increase) Decrease in Other Assets	(690,750)	68,131	(133,412)
Increase (Decrease)in Accounts Payable	270,750	(1,822,215)	2,228,073
Increase in Other Liabilities	637,236	395,248	286,497

Changes in Assets and Liabilities	(645,964)	451,471	1,236,157

Cash Provided By (Used) In Operating Activities	2,100,914	(1,426,759)	(4,268,498)
Cash Flows From Investing Activities:
Purchase of Investments Available for Sale	(12,151,721)	—	—
Purchase of Equipment	(772,364)	(1,595,999)	(1,268,498)
Proceeds on Sale of Assets	1,800		9,555
Purchase of Intangible Assets	—	(4,949)	(903)

Cash (Used) In Investing Activities	(12,922,285)	(1,600,948)	(1,259,846)
Cash Flows From Financing Activities:
Proceeds from Issuance of Common Shares and Purchase Warrants	90,448	20,650,610	232,140
Payments on Notes Payable and Capital Lease Obligations	(43,723)	(181,453)	(204,243)

Cash Provided By Financing Activities	46,725	20,469,157	27,897
Increase (Decrease) In Cash	(10,774,646)	17,441,450	(5,500,447)
Cash At Beginning Of Period	23,038,095	5,596,645	11,097,092

Cash At End Of Period	$12,263,449	$23,038,095	$5,596,645

Supplemental Cash Flow disclosure

	2010	2009	2008

Interest Paid	$9,701	$25,179	$52,361
Non-Cash Investing and Financing Activity — Equipment Acquired Under Capital Lease Obligations	$8,688	$25,400	$23,220

The accompanying notes are an integral part of the consolidated financial statements

ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Description of Business

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

We require certain customers, mostly international customers, to pay for product prior to the transfer of title to the customer. Deposits received from customers and payments in advance for orders are recorded as liabilities under Customer Deposits until such time as orders are filled and title transfers to the customer consistent with our terms of sale. At December 31, 2010 and 2009 we had customer deposits of $165,476 and $250,915, respectively.

Shipping and Handling Revenue and Costs

Our products are generally priced on a delivered basis with the price of delivery included in the overall price of our products which is reported as sales. Separately identified freight and handling charges are also included in sales.

We include shipping and handling costs, including expenses of Rockwell Transportation, Inc., in cost of sales.

Cash and Cash Equivalents

We consider cash on hand, money market funds and unrestricted certificates of deposit with an original maturity of 90 days or less as cash and cash equivalents.

Investments Available for Sale

Investments Available for Sale are short-term investments, consisting principally of investments in short term duration bond funds, and are stated at fair value based upon observed market prices (Level 1 in the fair value hierarchy). Unrealized holding gains or losses on these securities are included in accumulated other comprehensive income (loss). Realized gains and losses, including declines in value judged to be other-than-temporary on

ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

available-for-sale securities are included as a component of other income or expense. There were no such realized gains or losses during the years ended December 31, 2010 and 2009.

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

ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

We account for income taxes in accordance with the provisions of ASC 740-10, Income Taxes. A current tax liability or asset is recognized for the estimated taxes payable or refundable on tax returns for the year. Deferred tax liabilities or assets are recognized for the estimated future tax effects of temporary differences between book and tax accounting and operating loss and tax credit carryforwards. A valuation allowance is established for deferred tax assets if we determine it to be more likely than not that the deferred tax asset will not be realized. The Company recognizes interest and penalties accrued related to unrecognized tax benefits as income tax expense.

The effects of tax positions are generally recognized in the financial statements consistent with amounts reflected in returns filed, or expected to be filed, with taxing authorities. For tax positions that the Company considers to be uncertain, current and deferred tax liabilities are recognized, or assets derecognized, when it is probable that an income tax liability has been incurred and the amount of the liability is reasonably estimable, or when it is probable that a tax benefit, such as a tax credit or loss carryforward, will be disallowed by a taxing authority. The amount of unrecognized tax benefits related to tax positions is insignificant.

Research and Product Development

We recognize research and product development costs as expenses as incurred. We incurred product development and research costs related to the commercial development, patent approval and regulatory approval of new products, including iron supplemented dialysate, aggregating approximately $3,422,000, $6,454,000 and $3,830,000 in 2010, 2009 and 2008, respectively.

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

	2010	2009	2008

Basic Weighted Average Shares Outstanding	17,111,535	14,709,016	13,836,435
Effect of Dilutive Securities	-0-	-0-	-0-

Diluted Weighted Average Shares Outstanding	17,111,535	14,709,016	13,836,435

For 2010, 2009 and 2008, the dilutive effect of stock options and common share purchase warrants have not been included in the average shares outstanding for the calculation of diluted loss per share as the effect would be anti-dilutive as a result of our net loss in these periods.

At December 31, 2010, potentially dilutive securities comprised 5,289,334 stock options exercisable at prices from $.55 to $8.35, 3,338,569 common share purchase warrants exercisable at prices ranging from $1.99 to $10.00 and 310,000 unvested restricted common shares.

At December 31, 2009, potentially dilutive securities comprised 4,441,500 stock options exercisable at prices from $.55 to $8.35, 3,318,569 common share purchase warrants exercisable at prices ranging from $1.99 to $10.00 and 150,000 unvested restricted common shares.

At December, 31, 2008, potentially dilutive securities comprised 4,063,031 stock options exercisable at prices from $.55 to $6.50, 2,114,169 common share purchase warrants exercisable at prices ranging from $1.99 to $10.00 and 150,000 unvested restricted common shares.

Disclosures About Fair Value of Financial Instruments

The carrying amounts of all significant financial instruments, comprising cash and cash equivalents, accounts receivable, and accounts payable approximate fair value because of the short maturities of these instruments.

Fair Market Value Measurements

Accounting standards require certain assets and liabilities be reported at fair value in the financial statements and provides a framework for establishing that fair value. The framework for determining fair value is based on a hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

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

In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considering counterparty credit risk in its assessment of fair value. We value our available-for-sale investment securities, consisting solely of bond mutual funds, using Level 1 inputs in the fair value hierarchy. We do not have other financial assets that would be characterized as Level 2 or Level 3 assets.

The Company also has certain non-financial assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. No such measurements were required in 2010 or 2009.

ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Comprehensive Income (Loss)

Accounting principles generally require that recognized revenue, expenses, gains, and losses be included in net income. Certain changes in assets and liabilities, however, such as unrealized gains and losses on available for sale securities, are reported as a direct adjustment to the equity section of the balance sheet. Such items, along with net income (loss), are considered components of comprehensive income (loss).

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

3.	Investments in Available for Sale Securities

We hold investments in available for sale securities in several short term bond funds. These funds generally hold high credit quality short term debt instruments. These debt instruments are subject to changes in fair market value due to changes in interest rates. In the fourth quarter of 2010 we initially invested $12,000,000 in these funds and as of December 31, 2010 our gross investment in such funds aggregated $12,151,444 including interest and dividends income from these funds aggregating $151,773 in the fourth quarter of 2010 which were reinvested in those funds. The market value of these investments was $11,938,098 as of December 31, 2010 and we recognized unrealized losses of $213,623 related to these investments. The Company evaluated the near term interest rate environment, the expected holding period of the investments along with the duration of the fund portfolios in assessing the severity and duration of the potential impairment. Based on that evaluation the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2010. No such investments were made prior to the fourth quarter of 2010. During 2010 there were no sales proceeds or realized gains and losses on securities classified as available-for-sale.

4.	Significant Market Segments

We operate in one market segment which involves the manufacture and distribution of hemodialysis concentrates, dialysis kits and ancillary products used in the dialysis process to hemodialysis clinics. For the years ended December 31, 2010, 2009 and 2008, one customer, DaVita, Inc., accounted for 42%, 50% and 51% of our sales, respectively. Our accounts receivable from this customer were $2,336,526 and $1,267,500 as of December 31, 2010 and 2009, respectively. We are dependent on this key customer and the loss of its business would have a material adverse effect on our business, financial condition and results of operations. One distributor accounted for 15% of our sales in 2010 and due to credit arrangements with this distributor no accounts receivable were due as of December 31, 2010. No other customers accounted for more than 10% of our sales.

The majority of our international sales in each of the last three years were sales to domestic distributors that were resold to end users outside the United States. Our sales to foreign customers and distributors were less than 5% of our total sales in 2010 and 2009. We have no assets outside the United States. Our total international sales, including sales to domestic distributors for resale outside the United States, aggregated 23%, 12%, and 10% of overall sales in 2010, 2009 and 2008, respectively.

ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Inventory

Components of inventory as of December 31, 2010 and 2009 are as follows:

	2010	2009

Raw Materials	$1,082,807	$1,051,781
Work in Process	148,712	196,603
Finished Goods	1,705,359	1,839,968

Total	$2,936,878	$3,088,352

6.	Property and Equipment

Major classes of property and equipment, stated at cost, as of December 31, 2010 and 2009 are as follows:

	2010	2009

Leasehold Improvements	$401,006	$380,497
Machinery and Equipment	5,686,102	5,283,703
Information Technology & Office Equipment	1,871,022	1,750,485
Laboratory Equipment	538,052	522,270
Transportation Equipment	421,159	425,020

	8,917,341	8,361,975
Accumulated Depreciation	(5,867,828)	(4,730,426)

Net Property and Equipment	$3,049,513	$3,631,549

Included in the table above are assets under capital lease obligations as follows:

	2010	2009

Assets under Capital Lease Obligations	$84,832	$658,028
Net Book Value of Assets under Capital Lease Obligations	45,332	318,350

Depreciation expense was $1,341,472 for 2010, $1,202,438 for 2009 and $881,025 for 2008.

7.	Goodwill and Intangible Assets

Total goodwill was $920,745 at December 31, 2010 and 2009. We completed our annual impairment tests as of November 30, 2010 and 2009, and determined that no adjustment for impairment of goodwill was required.

We have entered into a global licensing agreement for certain patents covering a therapeutic drug compound to be delivered using our dialysate product lines. We intend to seek FDA approval for this product. We have capitalized the licensing fees paid for the rights to use this patented technology as an intangible asset.

As of December 31, 2010 we had capitalized licensing fees of $375,005, net of accumulated amortization of $208,348. During 2010, we fully amortized the remaining portion of a separate license agreement for vitamins and carnitine in dialysate when we determined the asset was impaired following the loss of patent protection for the product.

As of December 31, 2009 we had capitalized licensing fees of $375,387, net of accumulated amortization of $161,050.

Our policy is to amortize licensing fees over the life of the patents pertaining to the licensing agreements. We recognized amortization expense of $47,299 in 2010, $31,268 in 2009 and $30,693 in 2008. Estimated amortization

ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expense for licensing fees for 2011 through 2016 is approximately $28,000 per year. One of the licensing agreements requires additional payments upon achievement of certain milestones.

8.	Capital Lease Obligations

We entered into capital lease obligations primarily related to equipment with a fair market value aggregating $8,688 and $25,400 for the years ended December 31, 2010 and 2009, respectively. In addition, we have other capital lease obligations related to financing other equipment. These capital lease obligations require even monthly installments through 2013 and interest rates on the leases range from 4% to 15%. These obligations under capital leases had outstanding balances of $26,965 and $62,000 at December 31, 2010 and 2009, respectively.

Future minimum lease payments under capital lease obligations are:

Year Ending December 31, 2011	$20,062
Year Ending December 31, 2012	7,150
Year Ending December 31, 2013	2,410

Total minimum payments on capital lease obligations	29,622
Interest	(2,657)

Present value of minimum lease payments	26,965
Current portion of capital lease obligations	(18,215)

Long-term capital lease obligations	$8,750

9.	Operating Leases

We lease our production facilities and administrative offices as well as certain equipment used in our operations. The lease terms range from monthly to five years. We occupy a 51,000 square foot facility in Wixom, Michigan under a lease expiring in August 2012. We also occupy a 51,000 square foot facility in Grapevine, Texas under a lease expiring in December 2015. In addition, we lease a 57,000 square foot facility in Greer, South Carolina under a lease expiring February 2013.

Lease payments under all operating leases were $2,211,080, $2,191,884 and $2,132,731 for the years ended December 31, 2010, 2009 and 2008, respectively.

Future minimum rental payments under operating lease agreements are as follows:

Year ending December 31, 2011	$1,734,707
Year ending December 31, 2012	1,498,849
Year ending December 31, 2013	532,138
Year ending December 31, 2014	212,927
Year ending December 31, 2015	171,228

Total	$4,149,849

ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Income Taxes

A reconciliation of income tax expense at the statutory rate to income tax expense at our effective tax rate is as follows:

	2010	2009	2008

Tax Expense Computed at 34% of Pretax Income	$(912,000)	$(1,870,000)	$(2,674,000)
Effect of Permanent Differences Principally Related to Non-taxable government grants	(83,000)	—	—
Effect of Change in Valuation Allowance	(995,000)	(1,870,000)	(2,674,000)

Total Income Tax Benefit	$-0-	$-0-	$-0-

The details of the net deferred tax asset are as follows:

	December 31,
	2010	2009

Deferred tax assets:
Net Operating Loss Carryforward	$10,130,000	$10,181,000
Stock Based Compensation	2,208,000	1,059,000
Accrued Expenses	73,000	66,000
Inventories	82,000	74,000
Accounts Receivable	8,000	11,000

Subtotal	12,501,000	11,391,000
Deferred Tax Liabilities:
Tax over Book Depreciation	230,000	217,000
Goodwill & Intangible Assets	261,000	224,000
Prepaid Expenses	47,000	20,000

Subtotal	538,000	461,000

Subtotal	11,963,000	10,930,000
Valuation Allowance	(11,963,000)	(10,930,000)

Net Deferred Tax Asset	$-0-	$-0-

Deferred tax assets result primarily from net operating loss carryforwards. For tax purposes, we have net operating loss carryforwards of approximately $29,794,000 that expire between 2012 and 2029 with approximately $975,000 expiring in 2012 and the remainder expiring between 2018 through 2030.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized upon the generation of future taxable income during the periods in which those temporary differences become deductible. We recognized no income tax expense or benefit for the years ended December 31, 2010, 2009 and 2008. Due to anticipated spending on research and development over the next several years, coupled with our limited history of operating income and our net losses in 2010, 2009 and 2008, management has placed a full valuation allowance against the net deferred tax assets as of December 31, 2010 and 2009. The portion of the valuation allowance resulting from excess tax benefits on share based compensation that would be credited directly to contributed capital if recognized in subsequent periods would be $1.1 million.

ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Since January 1, 2007, the Company has accounted for its uncertain tax positions in accordance with ASC 740-10, Income Taxes and the amount of unrecognized tax benefits related to tax positions is not significant at December 31, 2010 and 2009.

11.	Capital Stock

Our authorized capital stock consists of 40,000,000 common shares, no par value per share, of which 17,513,608 shares were outstanding as of December 31, 2010, 17,200,442 shares were outstanding as of December 31, 2009 and 14,104,690 shares were outstanding at December 31, 2008; 2,000,000 preferred shares, none of which were issued or outstanding at December 31, 2010, 2009 or 2008 and 1,416,664 shares of 8.5% non-voting cumulative redeemable Series A Preferred Shares, $1.00 par value, of which none were outstanding at December 31, 2010, 2009 or 2008.

During 2010, we issued 78,166 common shares from the exercise of stock options by employees and realized proceeds of $90,448. The weighted average exercise price of options exercised was $1.16. The Board of Directors approved restricted stock grants totaling 235,000 shares in 2010.

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

Warrants

We had 3,338,569 common share purchase warrants outstanding at December 31, 2010 of which 3,318,569 were exercisable as of December 31, 2010. During 2010, we issued 5,000 warrants with an exercise price of $8.00 in exchange for services and incurred an expense of $4,000 in 2010. These warrants are exercisable on or after September 1, 2011 and expire on May 28, 2013. Also, pursuant to an agreement executed on March 8, 2010, we issued 15,000 warrants in exchange for services and incurred an expense of $46,600 in 2010 related to these warrants. These warrants are exercisable on or after March 8, 2011, have an exercise price of $6.14 and expire on March 8, 2013. Also during 2010, we agreed to extend the term and revise the exercise price of 100,000 warrants, issued in May 2008, in consideration for services. The exercise price of these warrants was lowered to $8.00 from $9.00 and their term extended by one year to May 28, 2013. We recognized an expense of $102,000 in 2010 related to the change in terms in for these warrants.

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

Warrants were valued using the Black Scholes model. The net proceeds from our 2009 registered direct offering and the private placement of our common shares and common share purchase warrants in 2007 described above were prorated between the fair market value of our common shares issued and the Black Scholes valuation of the warrants. In 2010, 2009 and 2008 we recognized $640,000, $403,000 and $340,000 in expense related to services provided in exchange for warrants. At December 31, 2010, the amount of unrecorded expense for services in exchange for warrants attributable to future periods was approximately $8,000 which is expected to be amortized to expense on a straight line basis over the remaining service period in 2011.

Outstanding warrants by exercise price consisted of the following as of December 31, 2010, 2009 and 2008:

Exercise Price	Expiration Date	2010	2009	2008

$9.55	10/5/2014	1,079,200	1,079,200	—
$7.18	11/28/2012	1,079,169	1,079,169	1,079,169
$1.99	11/5/2011	300,000	300,000	300,000
$4.54	11/5/2011	200,000	200,000	200,000
$7.00	11/5/2011	200,000	200,000	200,000
$9.00	5/28/2012	—	100,000	100,000
$8.00	5/28/2013	105,000	—	—
$7.00	10/3/2011	90,000	90,000	90,000
$9.55	10/5/2012	85,200	85,200	—
$10.00	11/28/2012	80,000	80,000	80,000
$7.50	10/3/2011	45,000	45,000	45,000
$6.14	3/8/2013	15,000	—	—
$6.50	9/30/2012	60,000	60,000	20,000

Total		3,338,569	3,318,569	2,114,169

12.	Long Term Incentive Plan & Stock Options

Long Term Incentive Plan & Stock Options

The Board of Directors adopted the Rockwell Medical Technologies, Inc., 2007 Long Term Incentive Plan (LTIP) on April 11, 2007. The shareholders approved the LTIP on May 24, 2007 and approved amendments to the LTIP on May 23, 2008, May 21, 2009 and May 27, 2010. There are 3,500,000 common shares reserved for issuance under the LTIP. The Compensation Committee of the Board of Directors (the “Committee”) is responsible for the administration of the LTIP including the grant of stock based awards and other financial incentives including performance based incentives to employees, non-employee directors and consultants.

ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Upon approval of the LTIP, the 1997 Stock Option Plan (the “Old Plan”) was terminated as to future grants. No options were granted under the Old Plan after 2006.

The Committee determines the terms and conditions of options and other equity based incentives including, but not limited to, the number of shares, the exercise price, term of option and vesting requirements. The Committee approved stock option grants during 2010, 2009 and 2008 and restricted stock grants during 2010 and 2008 under the LTIP. The stock option awards were granted with an exercise price equal to the market price of the Company’s stock on the date of the grant. The options expire 10 years from the date of grant or upon termination of employment and vest in three equal annual installments beginning on the first anniversary of the date of grant.

We granted 235,000 restricted shares in 2010 and 150,000 restricted shares in 2008 under the LTIP. Restricted stock was granted with half of the shares vesting after 18 months from the grant date and the remainder vesting after 36 months from the grant date with vesting conditioned upon continued employment with the Company. These restricted stock grants were valued at the market price on the date of grant. For the years ended December 31, 2010, 2009 and 2008, we recognized $332,644, $154,438 and $17,800 in compensation expense for restricted stock awards. The amount of unrecorded stock-based compensation expense for restricted stock awards attributable to future periods was approximately $1,336,142 as of December 31, 2010.

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

In 2010, 2009 and 2008, the Company received cash proceeds of $90,448, $262,654 and $232,140, respectively, in exchange for shares issued upon the exercise of options during the year. No income tax benefits were recognized during 2010, 2009 and 2008 related to stock option activity as the Company has a full valuation allowance recorded against its deferred tax assets.

A summary of the status of the LTIP and the Old Plan is as follows:

		Weighted
		Average	Aggregate
		Exercise	Intrinsic
	Shares	Price	Value

Outstanding at December 31, 2007	3,807,035	3.42	$14,034,941
Granted	495,000	3.75
Exercised	(139,504)	1.66	$308,740
Forfeited	(99,500)	6.16

Outstanding at December 31, 2008	4,063,031	3.44	$4,557,158
Granted	805,000	6.22
Exercised	(333,198)	2.14	$1,037,689
Forfeited	(93,333)	5.13

Outstanding at December 31, 2009	4,441,500	3.95	$16,604,310
Granted	938,000	6.70
Exercised	(78,166)	1.16	$369,887
Forfeited	(12,000)	6.80

Outstanding at December 31, 2010	5,289,334	4.52	$17,879,160

ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

				Options Exercisable
Options Outstanding					Weighted
		Remaining	Weighted	Number	Average
Range of	Number of	Contractual	Exercise	of	Exercise
Exercise Prices	Options	Life	Price	Options	Price

$.55 to $1.50	457,500	.9-2.0 yrs.	$0.63	457,500	$0.63
$1.81 to $2.79	986,500	2.6-4.5 yrs.	$2.31	986,500	$2.31
$2.98 to $4.55	1,507,334	2.8-8.2 yrs.	$3.91	1,319,556	$4.03
$4.93 to $8.35	2,338,000	6.8-9.8 yrs.	$6.61	916,667	$6.50

Total	5,289,334	6.0 yrs.	$4.52	3,680,223	$3.76

Intrinsic Value	$17,879,160			$15,227,883

		Weighted
		Average
	Number of	Fair Market
	Unvested	Value at
	Options	Grant Date

As of December 31, 2007	755,000
Granted	495,000	$2.33
Forfeited	(85,000)
Vested	(223,333)

As of December 31, 2008	941,667
Granted	805,000	$6.22
Forfeited	(93,333)
Vested	(348,334)

As of December 31, 2009	1,305,000
Granted	938,000	$4.07
Forfeited	(12,000)
Vested	(621,889)

As of December 31, 2010	1,609,111

The per share weighted average fair market values at the date of grant for options granted to employees during the year ended December 31, 2010 was $4.07. The fair market values of stock options granted during the year ended December 31, 2010 was determined using the Black Scholes option pricing model using the following assumptions: dividend yield of 0.0%, risk free interest rates of 1.45-2.8%, volatility of 65-67% and expected lives of 6 years. The per share weighted average fair market values at the date of grant for options granted to employees during the year ended December 31, 2009 was $6.22. The fair market values of stock options granted during the year ended December 31, 2009 was determined using the Black Scholes option pricing model using the following assumptions: dividend yield of 0.0%, risk free interest rates of 2.1-3.2%, volatility of 65-66% and expected lives of 6 years. The per share weighted average fair market values at the date of grant for options granted to employees during the year ended December 31, 2008 was $2.33. The fair market values of stock options granted during the year ended December 31, 2008 was determined using the Black Scholes option pricing model using the following assumptions: dividend yield of 0.0%, risk free interest rates of 2.4-3.4%, volatility of 67-73% and expected lives of 6 years.

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

For the years ended December 31, 2010, 2009, and 2008 we recognized compensation expense of $3,048,750, $1,795,246, and $1,097,431, respectively related to options granted to employees under the LTIP with a corresponding credit to common stock. At December 31, 2010, the amount of unrecorded stock-based compensation expense for stock options attributable to future periods was approximately $4,676,000 which is expected to be amortized to expense over the remaining three year vesting period of the options.

As of December 31, 2010, the remaining number of common shares available for equity awards under the LTIP was 310,333.

13.	Quarterly Results of Operations

The following is a summary of the quarterly results of operations for the years ended December 31, 2010 and 2009.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2010
Sales	$14,979,952	$15,506,712	$14,745,414	$14,322,514
Cost of Sales	12,666,423	12,735,047	12,345,221	11,947,062

Gross Profit	2,313,529	2,771,665	2,400,193	2,375,452
Selling, General and Administrative	2,194,903	2,221,336	2,431,367	2,460,015
Research and Product Development	517,415	441,273	727,978	1,735,468

Operating Income (Loss)	(398,789)	109,056	(759,152)	(1,820,031)
Interest and Dividend Income	9,458	10,926	17,257	157,577
Interest Expense	4,349	3,065	1,462	825

Income (Loss) Before Income Taxes	(393,680)	116,917	(743,357)	(1,663,279)
Income Tax Expense	—	—	—	—

Net Income (Loss)	$(393,680)	$116,917	$(743,357)	$(1,663,279)

Basic And Diluted Earnings (Loss) Per Share	$(.02)	$.01	$(.04)	$(.10)

ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

2009
Sales	$12,796,772	$13,013,012	$14,158,234	$14,761,487
Cost of Sales	11,603,825	11,153,086	11,751,499	12,333,924

Gross Profit	1,192,947	1,859,926	2,406,735	2,427,563
Selling, General and Administrative	1,560,815	1,570,688	1,946,570	1,836,125
Research and Product Development	1,338,310	1,996,571	1,977,618	1,141,853

Operating Income (Loss)	(1,706,178)	(1,707,333)	(1,517,453)	(550,415)
Interest and Dividend Income	—	—	—	5,320
Interest Expense	9,265	7,238	3,990	4,686

Income (Loss) Before Income Taxes	(1,715,443)	(1,714,571)	(1,521,443)	(549,781)
Income Tax Expense	—	—	—	—

Net Income (Loss)	$(1,715,443)	$(1,714,571)	$(1,521,443)	$(549,781)

Basic And Diluted Earnings (Loss) Per Share	$(.12)	$(.12)	$(.11)	$(.03)

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at				Balance
	Beginning				at End
	of Period	Additions	(Deductions)		of Period

Allowance for Doubtful Accounts:
Year ended December 31, 2010	$31,472	$2,927		$(11,168)	$23,231
Year ended December 31, 2009	$96,751	$9,840		$(75,120)	$31,472
Year ended December 31, 2008	$69,073	$28,213		$(535)	$96,751
Inventory Reserve:
Year ended December 31, 2010	$32,455	$56,748		$(29,570)	$59,633
Year ended December 31, 2009	$98,345	$27,169		$(93,059)	$32,455
Year ended December 31, 2008	$132,209	$93,497		$(127,361)	$98,345
Deferred Tax Asset Valuation Allowance:
Year ended December 31, 2010	$10,930,000	$1,033,000	$		$11,963,000
Year ended December 31, 2009	$8,658,000	$2,272,000	$		$10,930,000
Year ended December 31, 2008	$5,713,000	$2,945,000	$		$8,658,000

Allowances and reserves are deducted from the accounts to which they apply.

S-1