Form 10-Q
period 2011-03-31
ROCKWELL MEDICAL TECHNOLOGIES INC
filed 2011-05-06
CIK 1041024

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
☐ Yes ☑ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2011

Common Stock, no par value	17,843,608 shares

Rockwell Medical Technologies, Inc.
Index to Form 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
As of March 31, 2011 and December 31, 2010

	March 31, 2011	December 31,
	(unaudited)	2010
ASSETS
Cash and Cash Equivalents	$7,952,402	$12,263,449
Investments Available for Sale	12,035,087	11,938,098
Accounts Receivable, net of a reserve of $29,000 in 2011 and $23,000 in 2010	4,687,658	4,507,296
Inventory	2,782,396	2,936,878
Other Current Assets	678,378	1,020,647

Total Current Assets	28,135,921	32,666,368

Property and Equipment, net	2,841,571	3,049,513
Intangible Assets	159,656	166,657
Goodwill	920,745	920,745
Other Non-current Assets	2,831,881	163,624

Total Assets	$34,889,774	$36,966,907

LIABILITIES AND SHAREHOLDERS’ EQUITY

Capitalized Lease Obligations	$15,199	$18,215
Accounts Payable	2,701,365	3,659,507
Accrued Liabilities	2,807,411	2,577,022
Customer Deposits	201,912	165,476

Total Current Liabilities	5,725,887	6,420,220

Capitalized Lease Obligations	5,683	8,750

Shareholders’ Equity:
Common Shares, no par value, 17,743,608 and 17,513,608 shares issued and outstanding	58,679,444	57,017,236
Common Share Purchase Warrants, 3,138,569 and 3,338,569 warrants issued and outstanding	8,130,502	8,275,509
Accumulated Deficit	(37,453,422)	(34,541,185)
Accumulated Other Comprehensive Loss	(198,320)	(213,623)

Total Shareholders’ Equity	29,158,204	30,537,937

Total Liabilities And Shareholders’ Equity	$34,889,774	$36,966,907

The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED INCOME STATEMENTS
For the three months ended March 31, 2011 and March 31, 2010
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010
Sales	$13,290,787	$14,979,952
Cost of Sales	11,639,242	12,666,423

Gross Profit	1,651,545	2,313,529
Selling, General and Administrative	2,246,553	2,194,903
Research and Product Development	2,402,596	517,415

Operating Income (Loss)	(2,997,604)	(398,789)
Interest and Dividend Income	85,968	9,458
Interest Expense	601	4,349

Income (Loss) Before Income Taxes	(2,912,237)	393,680
Income Tax Expense	—	—

Net Income (Loss)	$(2,912,237)	$(393,680)

Basic Earnings (Loss) per Share	($.17)	($.02)

Diluted Earnings (Loss) per Share	($.17)	($.02)
The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY &
COMPREHENSIVE INCOME (LOSS)
For The Quarter Ended March 31, 2011
(Unaudited)

	COMMON SHARES		PURCHASE WARRANTS
						ACCUMULATED
						OTHER	TOTAL
					ACCUMULATED	COMPREHENSIVE	SHAREHOLDER’S
	SHARES	AMOUNT	WARRANTS	AMOUNT	DEFICIT	INCOME (LOSS)	EQUITY
Balance as of December 31, 2010	17,513,608	$57,017,236	3,338,569	$8,275,509	$(34,541,185)	$(213,623)	$30,537,937

Net Loss	—	—	—	—	(2,912,237)	—	(2,912,237)

Unrealized Gains on Available-for-Sale Investments						15,303	15,303

Comprehensive Loss							(2,896,934)

Issuance of Common Shares	30,000	61,370	—	—	—	—	61,370

Issuance of Purchase Warrants	—	—	—	2,993	—	—	2,993

Exercise of Purchase Warrants	200,000	546,000	(20,000)	(148,000)	—	—	398,000

Stock Option Based Expense	—	901,435	—	—	—	—	901,435

Restricted Stock Amortization	—	153,403	—	—	—	—	153,403

Balance as of March 31, 2011	17,743,608	$58,679,444	3,318,569	$8,130,502	$(37,453,422)	$(198,320)	$29,158,204

The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2011 and March 31, 2010
(Unaudited)

	2011	2010
Cash Flows From Operating Activities:
Net (Loss)	$(2,912,237)	$(393,680)
Adjustments To Reconcile Net Loss To Net Cash Used In
Operating Activities:
Depreciation and Amortization	329,955	363,479
Loss (Gain) on Disposal of Assets	6,070	7,539
Share Based Compensation — Non-employee Warrants	2,993	161,714
Share Based Compensation — Employees	1,054,838	740,446

Changes in Assets and Liabilities:
Decrease (Increase) in Accounts Receivable	(180,362)	521,499
Decrease in Inventory	154,482	542,034
Decrease (Increase) in Other Assets	(2,325,988)	(118,892)
Increase (Decrease) in Accounts Payable	(958,142)	380,570
Increase (Decrease) in Other Liabilities	266,825	(279,032)

Changes in Assets and Liabilities	(3,043,185)	1,046,179

Cash Provided By (Used) In Operating Activities	(4,561,566)	1,925,677

Cash Flows From Investing Activities:
Purchase of Equipment	(121,082)	(320,635)
Purchase of Investments Available for Sale	(81,686)	—

Cash Used In Investing Activities	(202,768)	(320,635)

Cash Flows From Financing Activities:
Issuance of Common Shares and Purchase Warrants	459,370	5,148
Payments on Notes Payable	(6,083)	(14,063)

Cash Provided By (Used) In Financing Activities	453,287	(8,915)

Increase (Decrease) In Cash and Cash Equivalents	(4,311,047)	1,596,127
Cash and Cash Equivalents at Beginning of Period	12,263,449	23,038,095

Cash and Cash Equivalents at End of Period	$7,952,402	$24,634,222

Supplemental Cash Flow disclosure

	2011	2010
Interest Paid	$601	$4,350
The accompanying notes are an integral part of the consolidated financial statements.

Rockwell Medical Technologies, Inc. and Subsidiary
Notes to Consolidated Financial Statements
1. Description of Business
     Rockwell Medical Technologies, Inc. and Subsidiary (collectively, “we”, “our”, “us”, or the “Company”) manufacture, sell and distribute hemodialysis concentrates and other ancillary medical products and supplies used in the treatment of patients with End Stage Renal Disease, or “ESRD”. We supply our products to medical service providers who treat patients with kidney disease. Our products are used to cleanse patients’ blood and replace nutrients lost during the kidney dialysis process. We primarily sell our products in the United States.
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
2. Summary of Significant Accounting Policies
Basis of Presentation
     Our consolidated financial statements include our accounts and the accounts for our wholly owned subsidiary, Rockwell Transportation, Inc. All intercompany balances and transactions have been eliminated in consolidation. The accompanying consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America, or “GAAP,” and with the instructions to Form 10-Q and Securities and Exchange Commission Regulation S-X as they apply to interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.
     In the opinion of our management, all adjustments have been included which are necessary to make the financial statements not misleading. All of these adjustments that are material are of a normal and recurring nature. Our operating results for the three month period ended March 31, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011. You should read our unaudited interim financial statements together with the financial statements and related footnotes for the year ended December 31, 2010 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 includes a description of our significant accounting policies.
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
     We require certain customers, mostly international customers, to pay for product prior to the transfer of title to the customer. Deposits received from customers and payments in advance for orders are recorded as liabilities under Customer Deposits until such time as orders are filled and title transfers to the customer consistent with our terms of sale. At March 31, 2011 and December 31, 2010 we had customer deposits of $201,912 and $165,476, respectively.

Cash and Cash Equivalents
     We consider cash on hand, money market funds, unrestricted certificates of deposit and short term marketable securities with an original maturity of 90 days or less as cash and cash equivalents.
Investments Available for Sale
     Investments Available for Sale are short-term investments, consisting principally of investments in short term duration bond funds, and are stated at fair value based upon observed market prices (Level 1 in the fair value hierarchy). Unrealized holding gains or losses on these securities are included in accumulated other comprehensive income (loss). Realized gains and losses, including declines in value judged to be other-than-temporary on available-for-sale securities are included as a component of other income or expense. There were no such realized gains or losses during the three months ended March 31, 2011 and March 31, 2010.
Research and Product Development
     We recognize research and product development expenses as incurred. We incurred product development and research costs related to the commercial development, patent approval and regulatory approval of new products, including iron supplemented dialysate, aggregating approximately $2.4 million and $0.5 million for the three months ended March 31, 2011 and March 31, 2010, respectively.
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

	Three months ended March 31,
	2011	2010
Basic Weighted Average Shares Outstanding	17,307,179	17,051,870
Effect of Dilutive Securities	—	—

Diluted Weighted Average Shares Outstanding	17,307,179	17,051,870

3. Inventory
     Components of inventory as of March 31, 2011 and December 31, 2010 are as follows:

	March 31,	December 31,
	2011	2010
Raw Materials	$949,118	$1,082,807
Work in Process	193,132	148,712
Finished Goods	1,640,146	1,705,359

Total	$2,782,396	$2,936,878

4. Other Assets
     We have included advances to a contract service provider in other assets. These advances will offset future liabilities incurred with this service provider for services and travel over the duration of the clinical trials conducted on our behalf by the service provider. As of March 31, 2011, $2.7 million has been advanced to this service provider.

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
     We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which are based on information available to us on the date of this report or, if made elsewhere, as of the date made. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed below and elsewhere in this report, and from time to time in our other reports filed with the Securities and Exchange Commission, including, without limitation, in “Item 1A — Risk Factors” in our Form 10-K for the year ended December 31, 2010.
•	The dialysis provider market is highly concentrated in national and regional dialysis chains that account for the majority of our domestic revenue. Our business is substantially dependent on one of our customers that accounts for a significant portion of our sales. The loss of this customer would have a material adverse effect on our results of operations and cash flow.
•	We operate in a very competitive market against substantially larger competitors with greater resources.
•	Our new drug product requires FDA approval and expensive clinical trials before it can be marketed.
•	Even if our new drug product is approved by the FDA we may not be able to market it successfully.
•	We may not be successful in maintaining our gross profit margins.
•	We depend on government funding of healthcare.
•	Health care reform could adversely affect our business.
•	Orders from our international distributors may not result in recurring revenue.
•	We depend on key personnel.
•	Our business is highly regulated.

•	We depend on contract research organizations and consultants to manage and conduct our clinical trials and if they fail to follow our protocol or meet FDA regulatory requirements our clinical trial data and results could be compromised causing us to delay our development plans or have to do more testing than planned.
•	Foreign approvals to market our new drug products may be difficult to obtain.
•	We may not have sufficient products liability insurance.
•	Our Board of Directors is subject to potential deadlock.
•	Shares eligible for future sale may affect the market price of our common shares.
•	The market price of our securities may be volatile.
•	Voting control and anti-takeover provisions reduce the likelihood that you will receive a takeover premium.
•	We do not anticipate paying dividends in the foreseeable future.
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
     Our strategy is to develop high potential drug candidates while also expanding our dialysis products business. Our lead developmental drug, Soluble Ferric Pyrophosphate or SFP, is indicated for the treatment of iron deficiency anemia in hemodialysis patients. We believe SFP has unique and substantive benefits compared to current treatment options and has the potential to compete in the iron maintenance therapy market.
     We could experience changes in our customer and product mix in future quarters that could impact gross profit, since we sell a wide range of products with varying profit margins and to customers with varying order patterns. These changes in mix may cause our gross profit and our gross profit margins to vary period to period. We anticipate continued increases in fuel and other costs in 2011 along with competitive pricing pressures in the renal market. The renewal of our supply arrangement with our largest customer in the first quarter of 2011 had no material impact on our results for the quarter in comparison with the first quarter of 2010.
     The majority of our business is with domestic clinics who order routinely. Certain major distributors of our products internationally have not ordered consistently resulting in fluctuation in our international sales from period to period. These international orders may increase in future periods or may not recur at all.

Results of Operations for the Three Months Ended March 31, 2011 and March 31, 2010
Sales
     Sales in the first quarter of 2011 were $13.3 million compared to $15.0 million in the first quarter of 2010. Sales decreased $1.7 million or 11.3% with international sales decreasing $1.25 million and domestic sales decreasing $0.45 million compared to the first quarter of 2010. International sales were $2.45 million in the first quarter of 2011 compared to $3.7 million in the first quarter of 2010, a decrease of 33%. Reduced purchase volume from one large international distributor accounted for $0.9 million of the change while higher than normal purchase orders were realized in the first quarter of 2010 for other international accounts. Over the last year, customers have continued to convert to our Dri-Sate Dry Acid concentrate product line which lowers providers’ cost per treatment and reduces our sales, but improves our gross profit margins due to a reduction in shipping costs. Our Dri-Sate dry acid concentrate gallons increased to 55% of acid concentrate equivalent gallons from 46% in the first quarter of 2010.
Gross Profit
     Gross profit in the first quarter of 2011 was $1.7 million compared to $2.3 million in the first quarter of 2010. Approximately $0.4 million of the decrease in gross profit was due to the impact of lower sales volumes while increased costs for fuel and inflationary increases in material costs, net of pricing changes accounted for the remainder. Gross profit margins were 12.4% in the first quarter of 2011 compared to 15.4% in the first quarter of 2010.
Selling, General and Administrative Expense
     Selling, general and administrative expense (SG&A) during the first quarter of 2011 was $2.2 million an increase of 2.4% over the first quarter of 2010. A slight increase in non-cash charges for equity compensation was mostly offset by a reduction in other SG&A costs compared to the first quarter of 2010. Total non-cash charges for equity compensation aggregated $1.06 million compared to $0.9 million in the first quarter of 2010.
Research and Development
     Research and development costs were $2.4 million and $0.5 million in the first quarter of 2011 and 2010, respectively. Spending in both quarters was primarily for development and approval of SFP. In the first quarter of 2011, our Phase III testing began with the initiation of three clinical trials related to SFP.
Interest Income, Net
     Our net interest income was $85,000 in the first quarter of 2011 compared to a net interest income of $5,000 in the first quarter of 2010. The increase in net interest income was the result of higher yields on our cash investments.
Liquidity and Capital Resources
     Our strategy is centered on obtaining regulatory approval to market SFP and developing other high potential drug candidates, while also expanding our dialysis products business. We expect to expend substantial amounts in support of our clinical development plan and regulatory approval of SFP and its extensions and other product development opportunities. These initiatives will require the expenditure of substantial cash resources. We expect our cash needs for research and development spending to increase substantially in 2011 over 2010 as clinical development and patient testing activities increase for our Phase III clinical testing program for SFP. The timing and magnitude of such spending is largely dependent upon the initiation and pace of execution of the Phase III trials. We will invest in our Phase III clinical development program as well as other development initiatives over the next several years.

     Our cash resources include cash generated from our business operations and the proceeds from our equity offering in 2009. Our current assets exceeded our current liabilities by over $22.4 million as of March 31, 2011 and included $20.0 million in cash and short term investments. In the first quarter of 2011, we advanced $2.7 million in cash to fund future vendor activities for our clinical development program, which represented the majority of the $4.6 million in cash we used in our operations during the first quarter of 2011 compared to the $1.9 million in cash generated by our operations in the first quarter of 2010. The $2.5 million increase in our net loss, resulting from the increase in research and development expense and the decrease in gross profit coupled with a $1.0 million decrease in accounts payable also contributed to the use of cash during the first quarter of 2011.
     We believe our current and prospective sources of cash resources will be sufficient to complete the SFP testing and FDA approval process and to fund our other anticipated research and development activities and ordinary course operating cash requirements in 2011 and 2012. We expect to generate positive cash flow from operations in 2011, excluding the effect of our research and development expenses, assuming relative stability in the markets for fuel and our key raw materials and relatively stable revenues. In addition, we may realize substantial cash proceeds from warrants that expire in each of the next two years. We realized cash from warrant exercises of $400,000 in the first quarter of 2011.
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
     Our current exposure to interest rate risk is limited to changes in interest rates on short term investments of cash. As of March 31, 2011, we had $12 million invested in short term bond funds which typically yield higher returns than the interest realized in money market funds. While these funds hold bonds of short term duration, their market value is affected by changes in interest rates. Increases in interest rates will reduce the market value of bonds held in these funds and we may incur unrealized losses from the reduction in market value of the fund. If we liquidate our position in these funds, those unrealized losses may result in realized losses which may or may not exceed the interest and dividends earned from those funds. However, due to the short duration of these short term bond fund portfolios, we do not believe that a hypothetical 100 basis point increase or decrease in interest rates will have a material impact on the value of our investment portfolio.
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
Changes in Internal Control over Financial Reporting
     No changes were made to our internal control over financial reporting (as defined in Rule 13a-15 under the Exchange Act) during the fiscal quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1A. Risk Factors
     For information regarding risk factors affecting us, see “Risk Factors” in Item 1A of Part I of our 2010 Annual Report on Form 10-K. There have been no material changes to the risk factors described in such Form 10-K.
Item 6. Exhibits
     See Exhibit Index following the signature page, which is incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKWELL MEDICAL TECHNOLOGIES, INC. (Registrant)
Date: May 6, 2011	/s/ ROBERT L. CHIOINI
Robert L. Chioini
President and Chief Executive Officer (principal executive officer) (duly authorized officer)

Date: May 6, 2011	/s/ THOMAS E. KLEMA
Thomas E. Klema
Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

10-Q EXHIBIT INDEX

Exhibit No.	Description
4.13	Warrant dated February 16, 2011 (Company’s Form 8-K filed February 23, 2011).

10.39	Products Purchase Agreement dated February 16, 2011, by and between Rockwell Medical Technologies, Inc. and DaVita Inc. (with certain portions deleted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934) (Company’s Form 10-K filed March 7, 2011).

10.40	Agreement to Extend the Lease Agreement, Options to Purchase and Option to Lease dated February 17, 2011, by and between Rockwell Medical Technologies, Inc. and EZE Management Properties Limited Partnership (Company’s Form 8-K filed February 24, 2011).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934