Form 10-K/A
period 2010-12-31
ROCKWELL MEDICAL TECHNOLOGIES INC
filed 2011-05-27
CIK 1041024

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of June 30, 2010 was $76,557,435. For purposes of this computation, shares of common stock held by our executive officers, directors and common shareholders with 10% or more of the outstanding shares of Common Stock were excluded. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates.
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

Explanatory Note
The Company is amending its Annual Report on Form 10-K (the “Original Filing”) for the year ended December 31, 2010, which was filed with the Securities and Exchange Commission on March 7, 2011. This Amendment No. 1 is being filed solely to re-file the Products Purchase Agreement dated February 16, 2011, by and between Rockwell Medical Technologies, Inc. and DaVita Inc., filed as Exhibit 10.39 to the Original Filing, in order to include information in the Products Purchase Agreement for which the Company no longer seeks confidential treatment pursuant to an application for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and to modify the list of exhibits.
This Amendment No. 1 amends and restates in its entirety Item 15 and the Exhibit Index of the Original Filing. This Amendment No. 1 does not modify or update other disclosures in the Original Filing, and, accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing.
Item 15. Exhibits, Financial Statement Schedules.
(a) The financial statements and schedule filed herewith are set forth on the Index to Financial Statements and Schedule of the separate financial section of this annual report, which is incorporated herein by reference.
(b) Exhibits
The following documents are filed as part of this report or were previously filed and incorporated herein by reference to the filing indicated. Exhibits not required for this report have been omitted. Our Commission file number is 000-23661.

3.1	Amended and Restated Articles of Incorporation, dated as of June 4, 2008 (Company’s Form 10-Q filed August 12, 2008).

3.2	Amended and Restated Bylaws (Company’s Form 8-K filed November 25, 2008).

4.1	Form of Warrant (Company’s Form 8-K filed December 4, 2007).

4.2	RJ Aubrey Warrant Agreement, dated November 28, 2007 (Company’s Form 8-K filed December 4, 2007).

4.3	Form of Investor Warrant to Purchase Common Stock issuable by the Company to the investor signatories to the Subscription Agreement, filed as exhibit F to the Placement Agency Agreement (Company’s Form 8-K filed September 30, 2009).

4.4	Form of Placement Agent Warrant issuable by the Company to JMP Securities LLC and Wedbush Securities Inc. (Company’s Form 8-K filed September 30, 2009).

4.5	Warrant issued to RJ Aubrey IR Services LLC as of September 30, 2008 (Company’s Form S-3 (file no. 333-160710)).

4.6	Warrant issued to Lions Gate Capital as of October 3, 2007 (Company’s Form S-3 (file no. 333-160710)).

4.7	Warrant issued to Capitol Securities Management, Inc. as of May 28, 2008 (Company’s Form S-3 (file no. 333-160710)).

4.8	Warrant issued to Emerald Asset Advisors, LLC as of November 5, 2008 (Company’s Form S-3 (file no. 333-160710)).

4.9	Form of Warrant issued to Messrs. Rick, Pizzirusso, Ries, Meyers and Pace as of July 17, 2009 (Company’s Form S-3 (file no. 333-160710)).

4.10	Warrant issued to RJ Aubrey IR Services LLC as of March 8, 2010. (Company’s Form 10-Q filed May 7, 2010).

4.11	Warrant issued to Capitol Securities Management, Inc. as of September 1, 2010 (Company’s Form 8-K filed September 2, 2010).

4.12	Form of Amended and Restated Warrant issued to Messrs. Rick, Pizzirusso, Ries, Meyers, Pace and Bailey as of September 1, 2010 (Company’s Form 8-K filed September 2, 2010).

4.13	Warrant issued to DaVita Inc. as of February 16, 2011 (Company’s Form 8-K filed February 23, 2011).

*10.1	Rockwell Medical Technologies, Inc. 1997 Stock Option Plan (Company’s Proxy Statement filed April 17, 2006).

10.2	Lease Agreement dated March 12, 2000 between the Company and DFW Trade Center III Limited Partnership (Company’s Form 10-KSB filed March 30, 2000.)

10.3	Lease Agreement dated October 23, 2000 between the Company and International-Wixom, LLC (Company’s Form 10-KSB filed April 2, 2001.)

10.4	Licensing Agreement between the Company and Charak LLC and Dr. Ajay Gupta dated January 7, 2002 (with certain portions of the exhibit deleted under a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934) (Company’s Form 10-KSB filed April 1, 2002).

10.10	Second Amendment of Industrial Lease Agreement between Rockwell Medical Technologies, Inc. and DCT DFW, LP dated August 17, 2005 (Company’s Form 8-K filed August 19, 2005).

10.11	Amending Agreement made the 16th day of January, 2006, by and between Dr. Ajay Gupta, Charak LLC and Rockwell Medical Technologies, Inc. (Company’s Form 10-KSB filed March 31, 2006).

*10.16	Rockwell Medical Technologies, Inc. 2007 Long Term Incentive Plan (Company’s Proxy Statement filed April 18, 2007).

10.17	Consulting Agreement, dated as of October 3, 2007 (Company’s Form 8-K filed October 9, 2007).

10.18	Common Stock Purchase Agreement, dated November 28, 2007, between the Company and certain Purchasers (Company’s Form 8-K filed December 4, 2007).

10.19	Registration Rights Agreement, dated November 28, 2007, between the Company and certain Purchasers (Company’s Form 8-K filed December 4, 2007).

*10.20	Form of Nonqualified Stock Option Agreement (Director Version) (Company’s Form 8-K filed December 20, 2007).

*10.21	Form of Nonqualified Stock Option Agreement (Employee Version) (Company’s Form 8-K filed December 20, 2007).

10.22	Lease Agreement dated March 19, 2008 between the Company and EZE Management Properties Limited Partners (Company’s Form 10-K filed March 24, 2008).

*10.23	Amendment No. 1 to Rockwell Medical Technologies, Inc. 2007 Long Term Incentive Plan (Company’s Form 8-K filed May 30, 2008).

10.24	Advisory Agreement dated May 28, 2008 between the Company and Capitol Securities Management, Inc. (Company’s Form 10-Q filed August 12, 2008).

10.25	Mutual Release and Settlement Agreement dated September 24, 2008 by and among the Company, FWLL, LLC and ST Holdings, Inc (Company’s Form 10-Q filed November 13, 2008).

10.26	Advisory Agreement dated September 30, 2008 between the Company and RJ Aubrey IR Services LLC (Company’s Form 10-Q filed November 13, 2008).

10.27	Advisory Agreement dated November 5, 2008 between the Company and Emerald Asset Advisors, LLC (Company’s Form 10-Q filed November 13, 2008).

*10.28	Form of Restricted Stock Award Agreement (Executive Version) (Company’s Form 8-K filed November 25, 2008).

10.29	Amendment to Advisory Agreement dated November 21, 2008 between the Company and Emerald Asset Advisors, LLC (Company’s Form 10-K filed March 16, 2009).

10.30	Lease Renewal dated August 21, 2008 between the Company and International-Wixom, LLC with respect to the Lease Agreement dated October 23, 2000 (Company’s Form 10-K filed March 16, 2009).

*10.32	Amendment No. 2 to Rockwell Medical Technologies, Inc. 2007 Long Term Incentive Plan (Company’s Form 10-Q filed August 10, 2009).

10.33	Placement Agency Agreement with JMP Securities LLC and Wedbush Securities Inc. dated September 29, 2009 (including the form of Subscription Agreement included as Exhibit A thereto) (Company’s Form 8-K filed September 30, 2009).

10.34	Advisory Agreement dated March 8, 2010 between the Company and RJ Aubrey IR Services LLC (Company’s Form 10-Q filed May 7, 2010).

10.35	Third Amendment to Industrial Lease Agreement between Rockwell Medical Technologies, Inc. and DCT DFW, LP dated July 7, 2010 (Company’s Form 8-K filed on July 13, 2010).

*10.36	Amendment No. 3 to Rockwell Medical Technologies, Inc. 2007 Long Term Incentive Plan (Company’s Proxy Statement filed April 15, 2010).

10.37	Lease Renewal Agreement dated August 27, 2010, by and between Rockwell Medical Technologies, Inc. and International-Wixom, LLC (Company’s Form 8-K filed September 2, 2010).

10.38	Advisory Agreement dated September 1, 2010 between the Company and Capitol Securities Management, Inc. (Company’s Form 8-K filed September 2, 2010).

10.39	Products Purchase Agreement dated February 16, 2011, by and between Rockwell Medical Technologies, Inc. and DaVita Inc (with certain portions deleted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934).

10.40	Agreement to Extend the Lease Agreement, Options to Purchase and Option to Lease dated February 17, 2011, by and between Rockwell Medical Technologies, Inc. and EZE Management Properties Limited Partnership (Company’s Form 8-K filed February 24, 2011).

14.1	Rockwell Medical Technologies, Inc. Code of Ethics (Company’s Proxy Statement filed April 23, 2004).

21.1	List of Subsidiaries (Company’s Form SB-2 (file No. 333-31991)). **

23.1	Consent of Plante & Moran, PLLC (Company’s Form 10-K filed March 7, 2011). **

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a). **

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a). **

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Company’s Form 10-K filed March 7, 2011). **

*	Current management contracts or compensatory plans or arrangements.

**	Filed with Original Filing.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this Amendment No. 1 to Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL MEDICAL TECHNOLOGIES, INC. (Registrant)
By:	/s/ ROBERT L. CHIOINI
Robert L. Chioini
President and Chief Executive Officer Date: May 27, 2011
EXHIBIT INDEX TO FORM 10-K/A
     The following documents are filed as part of this Amendment No. 1 on Form 10-K/A. Our Commission file number is 000-23661.

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

5