Form 10-Q
period 2011-06-30
ROCKWELL MEDICAL TECHNOLOGIES INC
filed 2011-08-05
CIK 1041024

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
APPLICABLE ONLY TO CORPORATE ISSUERS:
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 27, 2011

Common Stock, no par value	18,100,748 shares

Rockwell Medical Technologies, Inc.
Index to Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
As of June 30, 2011 and December 31, 2010

	June 30, 2011	December 31,
	(unaudited)	2010
ASSETS
Cash and Cash Equivalents	$9,317,992	$12,263,449
Investments Available for Sale	12,138,595	11,938,098
Accounts Receivable, net of a reserve of $30,000 in 2011 and $23,000 in 2010	4,497,143	4,507,296
Inventory	2,357,697	2,936,878
Other Current Assets	1,954,870	1,020,647

Total Current Assets	30,266,297	32,666,368

Property and Equipment, net	2,598,226	3,049,513
Intangible Assets	152,654	166,657
Goodwill	920,745	920,745
Other Non-current Assets	163,949	163,624

Total Assets	$34,101,871	$36,966,907

LIABILITIES AND SHAREHOLDERS’ EQUITY
Capitalized Lease Obligations	$11,891	$18,215
Accounts Payable	3,218,790	3,659,507
Accrued Liabilities	3,000,480	2,577,022
Customer Deposits	141,540	165,476

Total Current Liabilities	6,372,701	6,420,220

Capitalized Lease Obligations	4,124	8,750

Shareholders’ Equity:
Common Shares, no par value, 18,063,581 and 17,513,608 shares issued and outstanding	62,482,410	57,017,236
Common Share Purchase Warrants, 2,912,740 and 3,338,569 warrants issued and outstanding	7,406,685	8,275,509
Accumulated Deficit	(41,991,694)	(34,541,185)
Accumulated Other Comprehensive Loss	(172,355)	(213,623)

Total Shareholders’ Equity	27,725,046	30,537,937

Total Liabilities And Shareholders’ Equity	$34,101,871	$36,966,907

The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED INCOME STATEMENTS
For the three and six months ended June 30, 2011 and June 30, 2010
(Unaudited)

	Three Months Ended		Three Months Ended	Six Months Ended		Six Months Ended
	June 30, 2011		June 30, 2010	June 30, 2011		June 30, 2010
Sales		$11,802,307	$15,506,712		$25,093,094		$30,486,664
Cost of Sales		10,731,258	12,735,047		22,370,500		25,401,470

Gross Profit		1,071,049	2,771,665		2,722,594		5,085,194
Selling, General and Administrative		2,372,597	2,221,336		4,619,150		4,416,239
Research and Product Development		3,313,762	441,273		5,716,358		958,688

Operating Income (Loss)		(4,615,310)	109,056		(7,612,914)		(289,733)
Interest and Dividend Income		77,542	10,926		163,510		20,384
Interest Expense		504	3,065		1,105		7,414

Income (Loss) Before Income Taxes		(4,538,272)	116,917		(7,450,509)		(276,763)
Income Tax Expense		—	—		—		—

Net Income (Loss)		$(4,538,272)	$116,917		$(7,450,509)		$(276,763)

Basic Earnings (Loss) per Share	$	( .26)	$.01	$	( .43)	$	( .02)

Diluted Earnings (Loss) per Share	$	( .26)	$.01	$	( .43)	$	( .02)
The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY &
COMPREHENSIVE INCOME (LOSS)
For The Six Months Ended June 30, 2011
(Unaudited)

						ACCUMULATED
						OTHER	TOTAL
	COMMON SHARES		PURCHASE WARRANTS		ACCUMULATED	COMPREHENSIVE	SHAREHOLDER'S
	SHARES	AMOUNT	WARRANTS	AMOUNT	DEFICIT	INCOME (LOSS)	EQUITY
Balance as of December 31, 2010	17,513,608	$57,017,236	3,338,569	$8,275,509	$(34,541,185)	$(213,623)	$30,537,937
Net Loss	—	—	—	—	(7,450,509)	—	(7,450,509)
Unrealized Gains on Available-for-Sale Investments						41,268	41,268

Comprehensive Loss							(7,409,241)
Issuance of Common Shares	55,933	183,641	—	—	—	—	183,641
Issuance of Purchase Warrants	—	—	100,000	64,073	—	—	64,073
Exercise of Purchase Warrants	494,040	3,142,574	(525,829)	(932,897)	—	—	2,209,677
Stock Option Based Expense	—	1,832,153	—	—	—	—	1,832,153
Restricted Stock Amortization	—	306,806	—	—	—	—	306,806

Balance as of June 30, 2011	18,063,581	$62,482,410	2,912,740	$7,406,685	$(41,991,694)	$(172,355)	$27,725,046

The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2011 and June 30, 2010
(Unaudited)

	2011	2010
Cash Flows From Operating Activities:
Net (Loss)	$(7,450,509)	$(276,763)
Adjustments To Reconcile Net Loss To Net Cash Used In
Operating Activities:
Depreciation and Amortization	650,695	707,749
Loss on Disposal of Assets	25,299	16,822
Share Based Compensation — Non-employee Warrants	64,073	323,429
Share Based Compensation — Employees	2,138,960	1,511,630

Changes in Assets and Liabilities:
Decrease (Increase) in Accounts Receivable	10,153	(1,105,710)
Decrease in Inventory	579,181	224,891
(Increase) in Other Assets	(934,548)	(121,343)
Increase (Decrease) in Accounts Payable	(440,717)	53,134
Increase in Other Liabilities	399,522	356,439

Changes in Assets and Liabilities	(386,409)	(592,589)

Cash Provided By (Used) In Operating Activities	(4,957,891)	1,690,278

Cash Flows From Investing Activities:
Purchase of Equipment	(210,704)	(509,432)
Proceeds on Sale of Assets	—	800
Purchase of Investments Available for Sale	(159,229)	—

Cash Used In Investing Activities	(369,933)	(508,632)

Cash Flows From Financing Activities:
Issuance of Common Shares	2,393,317	5,148
Payments on Notes Payable	(10,950)	(25,355)

Cash Provided By (Used) In Financing Activities	2,382,367	(20,207)

Increase (Decrease) In Cash and Cash Equivalents	(2,945,457)	1,161,439
Cash and Cash Equivalents at Beginning of Period	12,263,449	23,038,095

Cash and Cash Equivalents at End of Period	$9,317,992	$24,199,534

Supplemental Cash Flow disclosure

	2011	2010
Interest Paid	$1,105	$7,414
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
     In the opinion of our management, all adjustments have been included which are necessary to make the financial statements not misleading. All of these adjustments that are material are of a normal and recurring nature. Our operating results for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011. You should read our unaudited interim financial statements together with the financial statements and related footnotes for the year ended December 31, 2010 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 includes a description of our significant accounting policies.
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
     We require certain customers, mostly international customers, to pay for product prior to the transfer of title to the customer. Deposits received from customers and payments in advance for orders are recorded as liabilities under Customer Deposits until such time as orders are filled and title transfers to the customer consistent with our terms of sale. At June 30, 2011 and December 31, 2010 we had customer deposits of $141,540 and $165,476, respectively.

Cash and Cash Equivalents
     We consider cash on hand, money market funds, unrestricted certificates of deposit and short term marketable securities with an original maturity of 90 days or less as cash and cash equivalents.
Investments Available for Sale
     Investments Available for Sale are short-term investments, consisting principally of investments in short term duration bond funds, and are stated at fair value based upon observed market prices (Level 1 in the fair value hierarchy). Unrealized holding gains or losses on these securities are included in accumulated other comprehensive income (loss). Realized gains and losses, including declines in value judged to be other-than-temporary on available-for-sale securities are included as a component of other income or expense. There were no such realized gains or losses during the three and six months ended June 30, 2011 and June 30, 2010.
Research and Product Development
     We recognize research and product development expenses as incurred. We incurred product development and research costs related to the commercial development, patent approval and regulatory approval of new products, including iron supplemented dialysate, aggregating approximately $3.3 million and $5.7 million for the three and six months ended June 30, 2011, respectively, and approximately $0.4 million and $1.0 million for the three and six moths ended June 30, 2010, respectively.
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

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Basic Weighted Average Shares Outstanding	17,575,673	17,086,723	17,441,426	17,069,297
Effect of Dilutive Securities	—	1,519,151	—	—

Diluted Weighted Average Shares Outstanding	17,575,673	18,605,874	17,441,426	17,069,297

3. Inventory
     Components of inventory as of June 30, 2011 and December 31, 2010 are as follows:

	June 30,	December 31,
	2011	2010
Raw Materials	$957,088	$1,082,807
Work in Process	164,303	148,712
Finished Goods	1,236,306	1,705,359

Total	$2,357,697	$2,936,878

4. Other Current Assets
     Other current assets includes amounts advanced to a contract services provider. These advances will offset future liabilities incurred with this service provider for services and travel related to our clinical trials. As of June 30, 2011, the amount included in other current assets was $1.4 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this report. References in this report to “we,” “our” and “us” are references to Rockwell Medical Technologies, Inc. and its subsidiaries.
Forward-Looking Statements
     We make forward-looking statements in this report and may make such statements in future filings with the Securities and Exchange Commission, or SEC. We may also make forward-looking statements in our press releases or other public or shareholder communications. Our forward-looking statements are subject to risks and uncertainties and include information about our expectations and possible or assumed future results of our operations. When we use words such as “may,” “might,” “will,” “should,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” “predict,” “forecast,” “projected,” “intend,” or similar expressions, or make statements regarding our intent, belief, or current expectations, we are making forward-looking statements. Our forward looking statements also include, without limitation, statements about our competitors, statements regarding the timing and costs of obtaining FDA approval of our new Soluble Ferric Pyrophosphate or SFP product and statements regarding our anticipated future financial condition, operating results, cash flows and business plans.
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
     We are currently developing unique, proprietary renal drug therapies. These exclusive renal drug therapies support disease management initiatives to improve the quality of life and care of dialysis patients and are designed to deliver safe and effective therapy, while decreasing drug administration costs and improving patient convenience and outcome. In July 2011, we acquired the right to manufacture and market in the United States a generic version of an injectable form of Vitamin -D (Calcitriol) for cash. We anticipate regulatory approval allowing us to begin marketing this drug around mid-2012 and our initial focus will be on marketing this drug to our current customers. We are not yet able to assess the potential impact on sales of this drug on our results of operations. Payment of the purchase price will not have a material impact on our liquidity or capital resources.
     Our principal strategy is to develop high potential drug candidates while also expanding our dialysis products business. Our lead drug candidate SFP is a late-stage investigational drug designed to treat hemodialysis patients suffering from iron loss. SFP appears to provide clinical benefits compared to current treatment options and if approved for marketing has the potential to compete in the iron therapy market.
     We could experience changes in our customer and product mix in future quarters that could impact gross profit, since we sell a wide range of products with varying profit margins and to customers with varying order patterns. These changes in mix have caused our gross profit and our gross profit margins to vary period to period. We anticipate continued increases in fuel and other costs in 2011 along with competitive pricing pressures in the renal market. The renewal of our supply arrangement with our largest customer in the first quarter of 2011 had no material impact on our results for the six months ended June 30, 2011 in comparison with the same period of the prior year.

     The majority of our business is with domestic clinics who order routinely. Certain major distributors of our products internationally have not ordered consistently resulting in significant fluctuation in our international sales from period to period. These international orders may increase in future periods or may not recur at all. For example, our largest international distributor did not place any orders in the second quarter of 2011 and currently is not expected to place orders during the remainder of 2011.
Results of Operations for the Three and Six Months Ended June 30, 2011 and June 30, 2010
Sales
     Sales in the second quarter of 2011 were $11.8 million compared to $15.5 million in the second quarter of 2010. Sales decreased $3.7 million or 23.9%, with international sales decreasing $3.0 million or 75% and domestic sales decreasing $0.7 million or 6.0% compared to the second quarter of 2010. Reduced purchase volumes from one international distributor accounted for all of the decrease in international sales. The domestic sales decrease was due to changes in product mix and, to a lesser extent, a loss of certain smaller chain accounts that were acquired by other chains for whom we do not supply products.
     Sales for the first six months of 2011 decreased $5.4 million or 17.7% to $25.1 million compared to $30.5 million in the first six months of 2010. International sales during the period decreased $4.3 million or 55% to $3.4 million, with reduced purchase volumes from a single distributor accounting for $4.0 million of the decrease. Domestic sales decreased $1.1 million or 5.0% in the first six months of 2011. Approximately $0.7 million of the decrease was due to changes in product mix and to a lesser extent pricing pressures resulting from the implementation of the bundled reimbursement program by Medicare in 2011. Over the last year, customers have continued to convert to our Dri-Sate Dry Acid concentrate product line, which lowers providers’ cost per treatment and reduces our sales, but improves our gross profit margins due to a reduction in shipping costs. Our Dri-Sate dry acid concentrate gallons increased to 56% of acid concentrate equivalent gallons from 44% in the first six months of 2010. The remainder of the decrease in domestic sales stemmed from the loss of certain smaller chain accounts that were acquired by other chains for whom we do not supply products.
Gross Profit
     Gross profit in the second quarter of 2011 decreased $1.7 million to $1.1 million compared to $2.8 million in the second quarter of 2010. Reduced sales volumes resulted in approximately $0.8 million less in gross profit in the second quarter of 2011 compared to the second quarter of 2010. In the second quarter of 2011, we incurred inflationary cost increases for fuel, materials and labor aggregating $0.7 million compared to the second quarter of 2010. Gross profit margin decreased to 9.1% compared to 17.9% in the second quarter of 2010.
     Gross profit in the first six months of 2011 decreased $2.4 million to $2.7 million compared to $5.1 million in the first six months of 2010. Approximately $1.1 million of the decrease was due to the lower sales volumes, $1.0 million was due to inflationary cost increases for fuel, material and labor and the remainder was attributable to lower sales due to product mix changes and sales incentives.
Selling, General and Administrative Expense
     Selling, general and administrative expense (“SG&A”) during the second quarter of 2011 was $2.4 million an increase of $0.15 million or 6.8% over the second quarter of 2010. The majority of the increase was due to higher non-cash charges for equity compensation expense.
     SG&A expense increased $0.2 million or 4.6% to $4.6 million in the first six months of 2011 compared to the first six months of 2010. All of the increase in SG&A was due to higher non-cash equity compensation expense, which increased $0.3 million while all other SG&A costs decreased $0.1 million. Total non-cash charges for equity compensation aggregated $2.1 million compared to $1.8 million in the first six months of 2010.
Research and Development
     Research and development costs were $3.3 million and $0.4 million in the second quarter of 2011 and 2010, respectively. Research and development spending in the first six months of 2011 was $5.7 million compared to $1.0 million in the first six months of 2010. Spending in both years was primarily for development and approval of SFP, with the increase in 2011 due to the commencement of our Phase III clinical trials related to SFP.
Interest Income, Net
     Our net interest income was $77,000 in the second quarter of 2011 compared to net interest income of $8,000 in the second quarter of 2010. For the six months ending June 30, 2011 our net interest income was $162,000 compared to $13,000 in the first six months of 2011. These increases in net interest income were the result of higher yields on our investments.
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
     Our cash resources include cash generated from our business operations and the proceeds from our equity offering in 2009. Our current assets exceeded our current liabilities by $23.9 million as of June 30, 2011 and included $21.5 million in cash and short term investments. In the first six months of 2011, we used $2.9 million in cash primarily to fund our research and development expenses of $5.7 million. In the first six months of 2011, we received $2.4 million from the exercise of warrants and stock options which funded a significant portion of our research and development expenditures. Cash increased $0.6 million due to lower inventory levels and was partially offset by a $0.4 million reduction in accounts payable. Other current assets increased $0.9 million during 2011, with the increase due to advances to a service provider to be offset against future services. Those advances aggregated $1.4 million as of June 30, 2011.
     We believe our current and prospective sources of cash resources will be sufficient to complete the SFP testing and FDA approval process and to fund our other anticipated research and development activities and ordinary course operating cash requirements in 2011 and 2012. We expect to generate positive cash flow from operations in 2011, excluding the effect of our research and development expenses. In addition, we may continue to realize substantial cash proceeds from warrants that expire in each of the next two years.
     The cost to obtain regulatory approval for a drug in the United States is expensive and can take several years. If we use more cash than anticipated for SFP development, or are required to do more testing than expected, or if the assumptions underlying our cash flow projections prove to be incorrect and our core business does not generate cash flow as we anticipate, or if we pursue opportunities to expand our business, we may need to obtain additional cash, such as through equity financing, debt financing of capital expenditures or a line of credit, to supplement our working capital. We explore opportunities from time to time to increase our cash resources, to reduce our liquidity risk and to have resources available to permit us to pursue expansion opportunities. Alternatively, we may seek to enter into product development arrangements with an international partner in order to fully execute our strategic plan. We may also evaluate alternative sources of business development funding, licensing agreements with international marketing partners, sub-licensing of certain products for certain markets and other potential funding sources.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
     Our current exposure to interest rate risk is limited to changes in interest rates on short term investments of cash. As of June 30, 2011, we had $12.1 million invested in short term bond funds which typically yield higher returns than the interest realized in money market funds. While these funds hold bonds of short term duration, their market value is affected by changes in interest rates. Increases in interest rates will reduce the market value of bonds held in these funds and we may incur unrealized losses from the reduction in market value of the fund. If we liquidate our position in these funds, those unrealized losses may result in realized losses which may or may not exceed the interest and dividends earned from those funds. However, due to the short duration of these short term bond fund portfolios, we do not believe that a hypothetical 100 basis point increase or decrease in interest rates will have a material impact on the value of our investment portfolio.
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

Changes in Internal Control over Financial Reporting
     No changes were made to our internal control over financial reporting (as defined in Rule 13a-15 under the Exchange Act) during the fiscal quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ROCKWELL MEDICAL TECHNOLOGIES, INC. (Registrant)
Date: August 5, 2011	/s/ ROBERT L. CHIOINI
Robert L. Chioini
President and Chief Executive Officer (principal executive officer) (duly authorized officer)

Date: August 5, 2011	/s/ THOMAS E. KLEMA
Thomas E. Klema
Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

10-Q EXHIBIT INDEX

Exhibit No.	Description
10.41	Amended and Restated Rockwell Medical Technologies, Inc. 2007 Long Term Incentive Plan (Company’s definitive Proxy Statement filed April 15, 2011).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934
101. INS * XBRL Instance Document
101.SCH * XBRL Taxonomy Extension Schema
101.CAL * XBRL Taxonomy Extension Calculation Linkbase
101.DEF * XBRL Taxonomy Extension Definition Database
101.LAB * XBRL Taxonomy Extension Label Linkbase
101.PRE * XBRL Taxonomy Extension Presentation Linkbase

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.