Form 10-K
period 2011-12-31
ROCKWELL MEDICAL TECHNOLOGIES INC
filed 2012-03-05
CIK 1041024

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to            .

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

(None)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2011 (computed by reference to the closing sales price of the registrant’s Common Stock as reported on the NASDAQ Global Market on such date) was $191,629,578. For purposes of this computation, shares of common stock held by our executive officers, directors and common shareholders with 10% or more of the outstanding shares of Common Stock were excluded. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates.

Number of shares outstanding of the registrant’s Common Stock, no par value, as of February 24, 2012: 20,707,886 shares.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement pertaining to the 2012 Annual Meeting of Shareholders (the “Proxy Statement”) to be filed pursuant to Regulation 14A are herein incorporated by reference in Part III of this Annual Report on Form 10-K.

PART I

References to the “Company,” “we,” “us” and “our” are to Rockwell Medical Technologies, Inc. and its subsidiaries unless otherwise specified or the context otherwise requires.

Forward Looking Statements

We make forward-looking statements in this report and may make such statements in future filings with the Securities and Exchange Commission, or SEC. We may also make forward-looking statements in our press releases or other public or shareholder communications. Our forward-looking statements are subject to risks and uncertainties and include information about our expectations and possible or assumed future results of our operations. When we use words such as “may,” might,” “will,” “should,” “believe,” “expect,” “anticipate,” “estimate,” “continue”, “predict”, “forecast”, “projected,” “intend” or similar expressions, or make statements regarding our intent, belief, or current expectations, we are making forward-looking statements. Our forward looking statements also include, without limitation, statements about our competitors, statements regarding the Centers for Medicare & Medicaid Services, or CMS, changes to its reimbursement policies and the effect on our business, statements regarding the timing and costs of obtaining FDA approval of our new products, statements regarding our new products and statements regarding our anticipated future financial condition, operating results, cash flows and business plans.

We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which are based on information available to us on the date of this report or, if made elsewhere, as of the date made. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed in this report, including without limitation in “Item 1A – Risk Factors,” and from time to time in our other reports filed with the Securities and Exchange Commission. Other factors not currently anticipated may also materially and adversely affect our results of operations, cash flows and financial position. We do not undertake, and expressly disclaim, any obligation to update or alter any statements whether as a result of new information, future events or otherwise except as required by law.

Item 1. Description of Business.

General

Rockwell Medical Technologies, Inc., incorporated in the state of Michigan in 1996, manufactures hemodialysis concentrate solutions and dialysis kits, and we sell, distribute and deliver these and other ancillary hemodialysis products primarily to hemodialysis providers in the United States as well as internationally primarily in Asia, Latin America and Europe. Hemodialysis duplicates kidney function in patients with failing kidneys also known as End Stage Renal Disease (“ESRD”). ESRD is an advanced stage of chronic kidney disease (“CKD”) characterized by the irreversible loss of kidney function. Without properly functioning kidneys, a patient’s body cannot get rid of excess water and toxic waste products. Without frequent and ongoing dialysis treatments, these patients would not survive. Our dialysis solutions (also known as dialysate) are used to maintain life, removing toxins and replacing nutrients in the dialysis patient’s bloodstream.

We have licensed and are currently developing renal drug therapies. Our lead drug development product, soluble ferric pyrophosphate (“SFP”), is for iron supplementation, a key element in the formation of new red blood cells. Iron supplementation is routinely administered to more than 90% of patients receiving treatment for anemia. We have licensed a drug therapy, SFP, for the delivery of iron supplementation for anemic dialysis patients. To market SFP and realize a commercial benefit from this therapy, and pursuant to the licensing agreement, we must complete clinical trials and obtain U.S. Food and Drug Administration (“FDA”) approval. We also plan to seek foreign market approval for this product or to license the technology to a pharmaceutical company who will seek market approval in the licensed markets. We believe this product will substantially improve iron maintenance therapy and, if approved, will compete for the global market for iron maintenance therapy. Based on reports from manufacturers of intravenous (“IV”) iron products and industry estimates, the market size in the United States for IV iron therapy for all indications is approximately $600 million per year. We estimate the global market for IV iron therapy is in excess of $850 million per year. We cannot, however, give any assurance that this product will be approved by the FDA or, if approved, that it will be successfully marketed.

We have acquired an Abbreviated New Drug Application (“ANDA”) allowing us to make calcitriol, a generic FDA- approved vitamin D analogue indicated for the treatment of secondary hyperparathyroidism. The majority of ESRD patients receive a form of vitamin D on a routine basis. Vitamin D is important in the regulation of calcium and phosphate in the bloodstream along with promoting bone health. Based on manufacturers’ reports and our own independent research, we believe the ESRD related vitamin D market in the United States to be over $350 million. Because we will be using a new location with a contract manufacturer to manufacture calcitriol, we will be required to gain FDA regulatory approval for changes in manufacturing prior to being able to market calcitriol. We anticipate gaining FDA regulatory approval in late 2012 and plan to begin marketing calcitriol thereafter.

Our Business Strategy

Our strategy is to become a leading biopharmaceutical company focused primarily on renal indications. The following are the key elements of our business strategy:

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

Develop our Product Portfolio of Renal and Anemia Drugs, Including Extensions of SFP.

We intend to initiate clinical development and obtain FDA regulatory approval to market other extensions of drug products based upon the SFP technology. We believe our SFP technology can be leveraged into other applications, such as peritoneal dialysis.

Identify Novel Drug Targets to Address Unmet Market Opportunities.

Our objective is to identify and validate novel drug targets for development for conditions such as chronic kidney disease and ESRD as well as other therapeutic areas.

Acquire Rights to Complementary Drug Candidates and Technologies.

We intend to continue to selectively pursue and acquire rights to drug products in various stages of development and approval while leveraging our dialysis market position.

Obtain Partners to Achieve Global Development and Commercialization of our Products.

While we intend to commercialize SFP in the United States, we anticipate seeking commercial collaborations to develop our products, obtain regulatory approval and realize financial benefits on an international or global basis. We intend to leverage the development, regulatory and commercialization expertise of potential business partners to accelerate the development of certain potential products through licensing of selected technologies.

Continue Development of our Commercial Business and Market Position.

We intend to continue to develop our market presence in our dialysis products business, which will provide a broader platform from which we can sell new products to the dialysis market. We may seek to acquire approved medical devices or drugs, other dialysis related products or service businesses including clinical or other dialysis service businesses that we believe may be complementary to our overall development efforts.

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

Dialysis Industry Trends

Hemodialysis is the primary treatment modality employed in the United States with over 92% of all dialysis patients receiving hemodialysis. The Company does not compete in the peritoneal or home dialysis segments. Hemodialysis treatments are generally performed in independent clinics or hospitals with the majority of dialysis services performed by national and regional for profit dialysis chains. Based on data published by the U.S. Renal Data Systems (“USRDS”) we estimate that there are approximately 5,800 Medicare-certified treatment clinics in the United States. The two largest national for-profit dialysis chains service approximately 65% of the domestic hemodialysis market. According to industry statistics published by USRDS at the end of 2009, 387,000 patients in the United States were receiving dialysis treatments. The domestic dialysis industry has experienced steady patient population growth over the last several decades. U.S. patient population growth has averaged approximately 4% per year over the last five years.

ESRD incidence rates vary by country with some higher and most lower than the United States. Based on industry reports, the global ESRD population receiving some form of dialysis treatment is estimated to be over 2.1 million and to be growing at a rate of approximately 6% annually. The three major dialysis markets are the United States, the European Union and Japan, which together represent approximately half of the total global treatments based on industry estimates. The Asia-Pacific market area is projected to experience rapid growth in the incidence of kidney disease over the decade ahead.

Our Products

We manufacture, sell, distribute and deliver hemodialysis concentrates as well as a full line of ancillary hemodialysis products to hemodialysis providers and distributors located in 36 states and territories as well as a number of foreign countries, primarily in Asia. Latin America and Europe. Hemodialysis concentrates, which account for over 94% of our revenue, are comprised of two primary product types, which are generally described as acidified dialysate concentrate, also known as acid concentrate, and bicarbonate.

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

Dri-Sate ® Dry Acid Concentrate & Mixing System

We have 510(k) clearance from the FDA to market Dri-Sate® Dry Acid Concentrate and our Dri-Sate Mixer. Our Dri-Sate Dry Acid Concentrate and Dri-Sate Mixer allow a clinic to mix its acid concentrate on-site. The clinical technician, using a specially designed mixer, adds pre-measured packets of the necessary ingredients to 50 or 100 gallons of purified water (AMII standard). Once mixed, the product is equivalent to the acid concentrate provided to our customers in liquid form. Clinics using Dri-Sate® Dry Acid Concentrate realize numerous advantages, including lower cost per treatment, reduced storage space requirements, reduced number of deliveries and more flexibility in scheduling deliveries. In addition to the advantages to our customers, our freight costs are lower for Dri-Sate® Dry Acid Concentrate than for acid concentrate in the liquid form. We can also realize greater productivity from our truck fleet resources delivering dry products.

RenalPure® Powder Bicarbonate Concentrate

Bicarbonate is generally sold in powder form and each clinic generally mixes bicarbonate on site as required. We offer 9 different bicarbonate powder products covering all three series of generally used bicarbonate dilution ratios.

SteriLyte® Liquid Bicarbonate Concentrate

We have 510(k) clearance from the FDA to market liquid bicarbonate, which we sell under the trade name SteriLyte® Liquid Bicarbonate. Our SteriLyte® Liquid Bicarbonate is used in both acute care and chronic care settings. Our SteriLyte® Liquid Bicarbonate offers the dialysis community a high-quality product and provides the clinic a safe supply of bicarbonate.

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

Our SFP is distinctly different from IV iron compounds because our product transfers iron in a useable form directly from dialysate into the blood plasma, from which it is carried directly to the bone marrow for the formation of new red blood cells. The kinetic properties of our iron compound allow for the rapid uptake of iron in blood plasma by molecules that transport iron called transferrin. The frequency and dosage of our SFP iron delivered via dialysate is designed and intended to maintain iron balance in a steady state. We believe that this more direct method of iron delivery will be more effective at maintaining iron balance in a steady state and achieving superior therapeutic response from ESA treatments.

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

We started our Phase III clinical program for SFP in 2011 and expect those studies to be completed in the first half of 2013. If those studies are successful, we plan to submit a New Drug Application to seek FDA approval to market SFP in the United States. We intend to license SFP or seek a partner for commercial development of SFP for markets outside of the United States.

Distribution and Delivery Operations

The majority of our domestic sales are delivered by our subsidiary, Rockwell Transportation, Inc. Rockwell Transportation, Inc. operates a fleet of trucks which are used to deliver products to our customers. A portion of our deliveries, primarily to medical products distributors, is provided by common carriers chosen by us based on rates.

We perform services for customers that are generally not available from common carriers, such as stock rotation, non-loading-dock delivery and drum pump-offs. Certain of our competitors use common carriers or otherwise do not perform the same services upon delivery of their products. We believe we offer a higher level of service to our customers because we use our own delivery vehicles and drivers.

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

Vitamin D Therapy Market Competition

We intend to begin marketing an intravenous vitamin D drug, calcitriol, in late 2012 following receipt of FDA approval. There are two primary branded drug competitors in the IV vitamin D market and several generic drug competitors. The market leader is Abbott Laboratories, which markets Zemplar® and prior to introducing Zemplar® marketed Calcijex®, the branded version of calcitriol. Sanofi-Aventis, through its Genzyme subsidiary, markets Hectorol® and several other companies offer oral forms of vitamin D. Several other companies have historically marketed calcitriol. We plan to compete against these various vitamin D analogues and other generic competitors who may market calcitriol. We believe that our dialysis market position, product offering and account relationships may provide us with an advantage over other competitors in this market.

Iron Maintenance Therapy Market Competition

We intend to enter the iron maintenance therapy market for the treatment of dialysis patients with anemia if we obtain FDA approval to market SFP. The iron therapy market for IV iron in the United States presently has several competitors and is dominated by two second generation IV iron drugs, Venofer® and Ferrlecit®. Venofer® is the global market leader for IV iron therapy. Venofer® is owned by Switzerland-based Galenica. Galenica has also developed a new product, Ferinject®, for which it is seeking FDA approval. Ferinject® is not approved for marketing in the United States. We believe that Ferinject® is primarily intended to target the pre-ESRD markets and other indications such as oncology.

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

Watson, a large manufacturer of both generic and branded drugs, introduced a generic IV iron in 2011, Nulecit®. Watson also markets a product called IN-FeD® which is an injectable iron supplement made of dextran and ferric hydroxide.

Providers may be attracted to SFP over IV iron products due to the lower cost of administration and the potential for improved therapeutic response over more costly ESA treatments.

Bundled Reimbursement

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

Prior to 2011, CMS had historically paid providers for dialysis treatments under the Medicare program in two parts: the composite rate and separately reimbursed drugs and services. The composite rate is payment for the complete dialysis treatment except for physicians’ professional services, separately billed laboratory services and separately billed drugs. CMS reimbursement practices changed starting in 2011, which we believe may benefit our marketing efforts. CMS began implementation of a fully bundled reimbursement rate on January 1, 2011 which is intended to be fully implemented by 2014. This change has resulted in a single composite rate per treatment, thereby eliminating most separate charges for individual drugs and services to providers. With the implementation of a single bundled rate for dialysis treatments, most dialysis drugs will no longer receive separate reimbursement. As a result, dialysis drugs will now likely be viewed by providers as a cost rather than as a source of revenue to the dialysis service provider. We believe that the provider market may find the potential economic advantages of SFP to be an attractive alternative to IV iron drugs. Similarly, calcitriol may provide potential cost advantages over branded vitamin D analogues.

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

We plan to develop and commercialize selected drug candidates by ourselves such as SFP. The development and regulatory approval process, which includes preclinical testing and clinical trials of each product candidate, is lengthy and uncertain. Before marketing in the United States, any pharmaceutical or therapeutic product must undergo rigorous preclinical testing and clinical trials and an extensive regulatory approval process implemented by the FDA under the FD&C Act.

Moreover, the FDA imposes substantial requirements on new product research and the clinical development, manufacture and marketing of pharmaceutical products, including testing and clinical trials to establish the safety and effectiveness of these products.

Medical Device Approval and Regulation

A medical device may be marketed in the United States only with prior authorization from the FDA unless it is subject to a specific exemption. Devices classified as Class I devices (general controls) or Class II devices (general and special controls) may be eligible to seek “510(k) clearance” from the FDA. Such clearance generally is granted when submitted information establishes that a proposed device is “substantially equivalent” in terms of safety and effectiveness to a legally marketed device that is not subject to premarket approval. A legally marketed device is a “pre-amendment” device that was legally marketed prior to May 28, 1976 or a device that has been reclassified from Class III to Class I or II. The FDA in recent years has been requiring a more rigorous demonstration of substantial equivalence than in the past, including requiring clinical trial data in some cases. For any devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect safety or effectiveness, or constitute a major change in the intended use of the device, will require new 510(k) submissions. We have been advised that it usually takes from three to six months from the date of submission to obtain 510(k) clearance, and may take substantially longer. Our hemodialysis concentrates, liquid bicarbonate and other ancillary products are categorized as Class II devices.

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

In addition to the regulations for medical devices covering our current dialysate products, our new product development efforts will be subject to the regulations pertaining to pharmaceutical products. We have signed a licensing agreement for iron supplemented dialysate to be included in our dialysate products. Water soluble iron supplements when coupled with our dialysate are intended to be used as an iron maintenance therapy for dialysis patients, and we have been advised that this dialysate iron product will be considered a drug/device combination by the FDA. As a result, SFP will be subject to the FDA regulations for both pharmaceutical products and medical devices.

Drug Approval and Regulation

The marketing of pharmaceutical products, such as SFP, in the United States requires the approval of the FDA. The FDA has established regulations, guidelines and safety standards which apply to the pre-clinical evaluation, clinical testing, manufacturing and marketing of SFP and our other pharmaceutical products. The process of obtaining FDA approval for our new product may take several years and involves the expenditure of substantial resources. The steps required before a pharmaceutical product can be produced and marketed for human use include: (i) pre-clinical studies; (ii) submission to the FDA of an Investigational New Drug Application (“IND”), which must become effective before human clinical trials may commence in the United States; (iii) adequate and well controlled human clinical trials; (iv) submission to the FDA of a New Drug Application (“NDA”) or, in some cases, an Abbreviated New Drug Application (“ANDA”); and (v) review and approval of the NDA or ANDA by the FDA. An NDA generally is required for products with new active ingredients, new indications, new routes of administration, new dosage forms or new strengths. An NDA requires that complete clinical studies of a product’s safety and efficacy be submitted to the FDA, the cost of which is substantial. The costs are often less, however, for new delivery systems which utilize already approved drugs than for drugs with new active ingredients.

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

Other government regulations

The federal and state governments in the United States, as well as many foreign governments, from time to time explore ways to reduce medical care costs through health care reform. Due to uncertainties regarding the ultimate features of reform initiatives and their enactment and implementation, we cannot predict what impact any reform proposal ultimately adopted may have on the pharmaceutical and medical device industry or on our business or operating results. Health reform legislation enacted in 2010 is likely to result in material changes to the Medicare and Medicaid programs and levels of reimbursement and will impose excise taxes on medical devices and pharmaceutical products. Our activities are subject to various federal, state and local laws and regulations regarding occupational safety, laboratory practices, and environmental protection and may be subject to other present and possible future local, state, federal and foreign regulations.

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

Product License Agreements

We are party to a license agreement for SFP that covers issued patents in the United States, the European Union and Japan, as well as patent and pending patent applications in other foreign jurisdictions. We licensed the product from a company owned by Dr. Ajay Gupta who subsequently joined us as our Chief Scientific Officer. The license agreement continues for the duration of the underlying patents in each country, or until December 30, 2017 in the United States, and may be extended thereafter. Patents were issued in the United States in 2004. The European patent was issued in 2005 and extends through 2017. The Japanese patent was issued in 2007 and 2011 and extends through 2017. If we are successful in obtaining FDA approval we may apply for an extension of our patent exclusivity for up to five years. As noted below in “Trademarks and Patents,” the Company has also received patent protection on the pharmaceutical grade formulation of the active pharmaceutical ingredient in SFP which extends patent protection until 2029.

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

We own an ANDA for calcitriol. We are in the process of obtaining FDA approval to market this product following manufacturing changes relating to a contract manufacturer that we have contracted with to manufacture calcitriol. The purchase agreement allows us until July 13, 2012, upon payment of an immaterial amount in cash, to return the ANDA to the seller should we decide not to market the drug. If we do not return the ANDA, we must make a final payment for the ANDA in the amount of $550,000.

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

Customers

We operate in one market segment which involves the manufacture and distribution of hemodialysis concentrates, dialysis kits and ancillary products used in the dialysis process to hemodialysis clinics. For the years ended December 31, 2011, 2010 and 2009, one customer, DaVita Inc., accounted for 48%, 42% and 50%

of our sales, respectively. Our accounts receivable from this customer were $2,073,000 and $2,336,526 as of December 31, 2011 and 2010, respectively. We are dependent on this key customer and the loss of its business would have a material adverse effect on our business, financial condition and results of operations. One distributor accounted for 15% of our sales in 2010 and 2% in 2011. Due to credit arrangements with this distributor no accounts receivable were due as of either December 31, 2010 or December 31, 2011. No other customers accounted for more than 10% of our sales in the last three years.

The majority of our international sales in each of the last three years were sales to domestic distributors that were resold to end users outside the United States. Our sales to foreign customers and distributors were less than 5% of our total sales in 2011 and 2010. We have no assets outside the United States. Our total international sales, including sales to domestic distributors for resale outside the United States, aggregated 13%, 23% and 12%, of overall sales in 2011, 2010 and 2009, respectively.

Employees

As of December 31, 2011, we had approximately 240 employees, substantially all of whom are full time employees. Our arrangements with our employees are not governed by any collective bargaining agreement. Our employees are employed on an “at-will” basis.

Research & Development

We are required to pay the cost of obtaining FDA approval to market SFP in order to realize any benefit from commercialization of the product, which we expect will take several years and be costly to us. We completed our pre-clinical testing in 2007 and our Phase IIb dose ranging study in late 2009. We began our Phase III clinical program in 2011. We engaged outside service providers, contract research organizations, consultants and legal counsel to assist us with clinical trials, product development and obtaining regulatory approval. In addition, we incurred ongoing expenses related to obtaining additional protection of the intellectual property underlying our licensing agreements. In 2011, 2010 and 2009, we incurred aggregate expenses related to the commercial development of SFP of approximately $17.4 million, $3.4 million and $6.5 million, respectively.

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

Our revenue is highly concentrated in a few customers and the loss of any of those customers could adversely affect our results. One customer in particular accounted for 48% of our sales in 2011 and has accounted for 42% to 52% of our revenues during each of the last five years. If we were to lose this customer or our relationship with any of our other major national and regional dialysis chain customers, it would have a substantial negative impact on our cash flow and operating results and could have a detrimental impact on our ability to continue our operations in their current form or to continue to execute our business strategy. If we lost a substantial portion of our business, we would be required to take actions to conserve our cash resources and to mitigate the impact of any such losses on our business operations.

We operate in a very competitive market against a substantially larger competitor with greater resources.

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

Our lead drug candidate requires FDA approval and expensive clinical trials before it can be marketed.

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

Our clinical trials might not prove successful. Positive results in early clinical trials of a drug candidate may not be replicated in later clinical trials. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in earlier-stage development. We cannot assure you that the phase 3 clinical trial will achieve positive results.

In addition, the FDA may order the temporary or permanent discontinuation of a clinical trial at any time. Many products that undergo clinical trials are never approved for patient use. Thus, it is possible that our new proprietary products may never be approved to be marketed. If we are unable to obtain marketing approval, our entire investment in new products may be worthless, our licensing rights could be forfeited and the price of our common stock could substantially decline.

Even if our new drug products are approved by the FDA, we may not be able to market those successfully.

Even if SFP is approved by the FDA, the commercial success of SFP will depend on a number of factors, including the following:

•	several drugs currently dominate treatment for iron deficiency and SFP will have to compete against existing products;

•	it may be difficult to gain market acceptance of a new product;

•	nephrologists, anemia managers and dialysis chains may be slow to change their clinical practice protocols for new products or may not change their protocols at all;

•	achieving and maintaining compliance with all regulatory requirements applicable to SFP;

•	the effectiveness of our marketing, sales and distribution strategies and operations for development and commercialization of SFP;

•	our ability to avoid third party patent interference or patent infringement claims; and

•	a continued acceptable safety profile of SFP following approval.

Furthermore, dialysis providers are dependent upon government reimbursement practices for the majority of their revenue. If we obtain approval for our SFP product, the product will be included as part of the single bundled payment rate implemented by Medicare in 2011 and will likely not require a separate reimbursement code as nearly all providers are expected to have adopted the single bundled payment rate prior to FDA approval to market SFP.

Many of these factors are beyond our control. Accordingly, we cannot assure you that we will ever be able to generate revenues through the sale of SFP. If we are not successful in commercializing SFP, or are significantly delayed in doing so, our entire investment in new products may be worthless, our licensing rights could be forfeited and the price of our common stock could substantially decline.

In addition, we are seeking FDA approval for a change in manufacturing location for a generic version of calcitriol, which we acquired from a third party. While we anticipate timely approval of these changes, we must meet certain regulatory requirements for product testing and stability. If we encounter testing that does not meet approvable standards or if we experience operational issues with our CMO, our introduction of calcitriol could be delayed beyond our expectations.

The market for generic drugs is generally very competitive. Even if the FDA approves our generic version of calcitriol for marketing, we may encounter a very competitive environment for calcitriol which may make it difficult for us to capture significant market share. If we do have success in capturing market share with calcitriol, it may attract other entrants to market their own generic version of calcitriol, which could have a material adverse effect on our future revenues and results of operations.

We may not be successful in maintaining our gross profit margins.

A significant portion of our costs are for chemicals and fuel which are subject to pricing volatility based on demand and are highly influenced by the overall level of economic activity in the U.S. and abroad. These costs rose during 2010 and 2011 and had a negative effect on our gross margins. We may realize future cost and pricing pressure which may cause our gross profit margins to decrease further and have a material adverse effect on our results of operations.

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

We have incurred net losses in each of the last several years and we may not achieve or sustain profitability.

We incurred a net loss in each of the last several years and, as of December 31, 2011, our accumulated deficit was $56.0 million. Our losses have resulted principally from expenses incurred in research and development of our technology and products. We expect to continue to incur operating losses in the future as we continue our research and development efforts and seek to obtain regulatory approval of our products. Our ability to achieve profitability depends on our ability to raise additional capital, complete development of our products, obtain regulatory approvals and market our products. It is uncertain when, if ever, we will become profitable.

We may require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or commercialization efforts.

Over the last several years, we have dedicated a significant portion of our resources to the preclinical and clinical development of SFP. In particular, we are currently conducting a phase 3 clinical program for SFP, which will require substantial funds to complete. We believe that we will continue to expend substantial resources for the foreseeable future developing SFP. These expenditures will include costs associated with research and development, conducting clinical trials, obtaining regulatory approvals and manufacturing products, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of our planned and anticipated clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of our product candidates.

Our operating plan may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic partnerships. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to:

•	delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for one or more of our product candidates;

•	delay, limit, reduce or terminate our research and development activities; or

•	delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates.

We depend on government funding of healthcare.

Many of our customers receive the majority of their funding from the government and are supplemented by payments from private health care insurers. Our customers depend on Medicare and Medicaid funding to be viable businesses. A variety of changes to health insurance and reimbursement are included in health reform legislation enacted by Congress in recent years. Some of these changes could have a negative impact on Medicare and Medicaid funding, which fund the majority of dialysis costs in the United States, and on reimbursement protocols. If Medicare and Medicaid funding were to be materially decreased, our customers would be severely impacted, increasing our risk of not being paid in full by our customers. An increase in our exposure to uncollectible accounts could have a material adverse effect on our financial position, results of operations and cash flows.

In the United States, the Medicare Improvements for Patients and Providers Act of 2008 or “MIPPA” changed the dialysis reimbursement method from the prior practice of separately billed services and medications to a single bundled rate, which became effective on January 1, 2011. Most dialysis providers have adopted this method of reimbursement, which provides for a single payment per dialysis treatment compared to the current method consisting of a composite rate payment and separately billed drugs and services. This change in reimbursement practice was intended to reduce Medicare funding costs and to prompt dialysis providers to reduce their cost of dialysis services. This change increases the burden on dialysis treatment providers to effectively manage their cost of treatment and operations and may put more pressure on suppliers such as us to reduce providers’ costs. As a result, we may see increased pressure to reduce the prices of our products, which would have a negative impact on our revenue and gross profit margins. We anticipate that dialysis providers will continue to seek ways to reduce their costs per treatment due to this change in reimbursement practice which could reduce our sales and profitability and have a material adverse effect on our business, financial condition and results of operations.

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

In the United States, Congress enacted health reform legislation in 2010 that will make significant changes to the health care payment and delivery system. The health reform legislation requires employers to provide employees with insurance coverage that meets minimum eligibility and coverage requirements or face penalties. The legislation also includes provisions that will impact the number of individuals with insurance coverage, the types of coverage and level of health benefits that will be required and the amount of payment providers performing health care services will receive. The legislation imposes implementation effective dates beginning in 2010 and extending through 2020. Many of the changes require additional guidance from government agencies or federal regulations. The health reform legislation has been legally challenged in several jurisdictions. The cases have been consolidated and are currently pending review by the United States Supreme Court. Therefore, it is difficult to determine at this time what impact the health reform legislation will have on us or our customers. The proposed changes in the Medicare and Medicaid programs could reduce our sales and profitability and have a material adverse effect on our business, financial condition and results of operations. In addition, the health reform legislation imposes fees or excise taxes on pharmaceutical and device manufacturers based on their revenues that could also have a material adverse effect on the Company.

Beginning in 2013, the legislation imposes requirements on device manufacturers to report annually to the FDA regarding certain financial relationships they have with physicians and hospitals. This reporting requirement will increase governmental scrutiny on our contractual relationships with physicians and hospitals and will increase the risk of inadvertent violations resulting in liability under the Medicare fraud and abuse laws, which could have a material adverse effect on our results of operations, financial position and cash flows.

Orders from our international distributors may not result in recurring revenue.

Our revenue from international distributors may not recur consistently or at all. Such revenue is often dependent upon the availability of government funding in those nations and there may be local, regional or geopolitical changes that impact funding of healthcare expenditures in those nations. This inconsistency could result in significant fluctuations in our revenues from period to period and make our revenues hard to predict. Negative fluctuations could have a material adverse effect on our results of operations and financial condition.

We depend on key personnel.

Our success depends heavily on the efforts of Robert L. Chioini, our President and Chief Executive Officer, Dr. Ajay Gupta MD, our Chief Scientific Officer, Dr. Annamaria Kausz, our Vice President of Drug Development and Medical Affairs and Thomas E. Klema, our Chief Financial Officer, Secretary and Treasurer. Mr. Chioini is primarily responsible for managing our sales and marketing efforts. Dr. Gupta is primarily responsible for discovery and development of new technologies. Dr. Kausz is primarily responsible for the clinical development, testing and regulatory approval of our products. None of our executive management are parties to a current employment agreement with the Company. If we lose the services of Mr. Chioini, Dr. Gupta, Dr. Kausz or Mr. Klema, our business, product development efforts, financial condition and results of operations could be adversely affected.

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

Although our hemodialysis concentrates have been cleared by the FDA, it could rescind these clearances and any new products or modifications to our current products that we develop could fail to receive FDA clearance. If the FDA rescinds or denies any current or future clearances or approvals for our products, we would be prohibited from selling those products in the United States until we obtain such clearances or approvals. Our business would be adversely affected by any such prohibition, any delay in obtaining necessary regulatory approvals, and any limits placed by the FDA on our intended use. Our products are also subject to federal regulations regarding manufacturing quality. In addition, our new products will be subject to review and approval by the FDA. The process of obtaining such approval is time-consuming and expensive. In addition, changes in applicable regulatory requirements could significantly increase the costs of our operations and may reduce our profitability if we are unable to recover any such cost increases through higher prices.

We depend on contract research organizations to manage and conduct our clinical trials and if they fail to follow our protocol or meet FDA regulatory requirements, our clinical trial data and results could be compromised, delaying our development plans or causing us to do more testing than planned.

We utilize contract research organizations to conduct our clinical trials in accordance with study specific protocols. We also contract with other third party service providers for clinical trial material production, packaging and labeling, lab testing, data management services as well as a number of other services. There can be no assurance that these organizations will fulfill their commitments to us on a timely basis or that the accuracy and quality of the clinical data they provide us will not be compromised by their failure to fulfill their obligations. If these service providers do not perform as contracted, our development plans could be adversely affected.

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

As a supplier of medical products, we may face potential liability from a person who claims that he or she suffered harm as a result of using our products. We maintain products liability insurance in the amount of $5 million per occurrence and $5 million in the aggregate. We cannot be sure that it will remain economical to retain our current level of insurance, that our current insurance will remain available or that such insurance would be sufficient to protect us against liabilities associated with our business. We may be sued, and we may have significant legal expenses that are not covered by insurance. In addition, our reputation could be damaged by product liability litigation and that could harm our marketing ability. Any litigation could also hurt our ability to retain products liability insurance or make such insurance more expensive. Our business, financial condition and results of operations could be adversely affected by an uninsured or inadequately insured product liability claim in the future.

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

Our future sales of common shares may have a negative effect on the market price of our common shares from time to time. Sales of substantial amounts of our common shares (including shares issued upon the exercise of stock options or warrants), or the possibility of such sales, could adversely affect the market price of our common shares and also impair our ability to raise capital through an offering of our equity securities in the future. As of December 31, 2011 an additional 2,507,440 shares may be issued upon exercise of outstanding warrants. An additional, 100,000 shares may be issued after December 31, 2013. In the future, we may issue additional shares or warrants in connection with investments or for other purposes considered advisable by our Board of Directors. Any substantial sale of our common shares may have an adverse effect on the market price of our common shares.

In addition, as of December 31, 2011, there were 3,952,802 shares issuable upon the exercise of outstanding and exercisable stock options, 1,529,333 shares issuable upon the exercise of outstanding stock options that are not yet exercisable and 701,331 additional shares available for grant under our 2007 Long Term Incentive Plan. Additional grants have been made in 2012. The market price of the common shares may be depressed by the potential exercise of these options. The holders of these options are likely to exercise them when we would otherwise be able to obtain additional capital on more favorable terms than those provided by the options.

We have a material weakness in our internal control over financial reporting, which, until remedied, could result in errors in our financial statements requiring restatement of our financial statements. As a result, investors may lose confidence in our reported financial information, which could lead to a decline in our stock price.

SEC rules require us to evaluate the effectiveness of our internal control over financial reporting as of the end of each year, and to include a management report assessing the effectiveness of our internal control over financial reporting in each Annual Report on Form 10-K. We have identified a material weakness in our internal control over financial reporting in our annual assessment of internal controls over financial reporting that management performed for the year ended December 31, 2011, in which management has concluded that we did not have an adequate and accurate process for the timely recording and recognition of liabilities associated with certain of our clinical trial activities, resulting in a material weakness in our internal control in the timeliness of recording and recognizing liabilities related to these expenditures. If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements and in our disclosure that could require restatements. Investors may lose confidence in our reported financial information and in our disclosure, which could lead to a decline in our stock price.

No system of internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Over time, controls may become inadequate because changes in conditions or deterioration in the degree of compliance with policies or procedures may occur. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. As a result, we cannot assure you that significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future. A material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause investors to lose confidence in our reported financial information, and lead to a decline in our stock price.

The market price of our securities may be volatile.

The historically moderate to lower trading volume of our common shares may cause the market price of the common shares to fluctuate significantly in response to relatively few trades or transactions.

Voting control and anti-takeover provisions reduce the likelihood that you will receive a takeover premium.

As of December 31, 2011, to our knowledge, our officers and directors beneficially owned approximately 25% of our voting shares (assuming the exercise of exercisable options granted to such officers and directors). Accordingly, they may be able to exert influence over matters requiring shareholder approval, including the election of our Board of Directors and approval of significant corporate transactions. Our shareholders do not have the right to cumulative voting in the election of directors. In addition, the Board of Directors has the authority, without shareholder approval, to issue shares of preferred stock having such rights, preferences and privileges as the Board of Directors may determine. Any such issuance of preferred stock could, under certain circumstances, have the effect of delaying or preventing a change in control and may adversely affect the rights of holders of common shares, including by decreasing the amount of earnings and assets available for distribution to holders of common shares and adversely affect the relative voting power or other rights of the holders of the common shares. In addition, we may become subject to Michigan statutes regulating business combinations which might also hinder or delay a change in control. Anti-takeover provisions that could be included in the preferred stock when issued and the Michigan statutes regulating business combinations can have a depressive effect on the market price of our common shares and can limit shareholders’ ability to receive a premium on their shares by discouraging takeover and tender offers.

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

Item 3. Legal Proceedings.

We are involved in certain legal proceedings before various courts and governmental agencies concerning matters arising in the ordinary course of business. We cannot predict the final disposition of such proceedings. We regularly review legal matters and record provisions for claims that are considered probable of loss. The resolution of pending proceedings is not expected to have a material effect on our operations or consolidated financial statements in the period in which they are resolved.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common shares trade on the Nasdaq Global Market under the trading symbol “RMTI”. The prices below are the high and low sale prices as reported by the Nasdaq Global Market in each quarter during 2011 and 2010.

	Price Range
	High	Low
2011
Fourth Quarter	$8.86	$6.80
Third Quarter	13.89	7.65
Second Quarter	16.91	8.76
First Quarter	9.70	7.73
2010
Fourth Quarter	$8.74	$6.63
Third Quarter	7.65	4.75
Second Quarter	6.07	4.16
First Quarter	8.47	5.56

As of February 28, 2012, there were 30 holders of record of our common shares.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information contained under “Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K under the heading “Securities Authorized for Issuance Under Equity Compensation Plans” is incorporated herein by reference.

Performance Graph

The following graph compares the cumulative 5-year total return of holders of the Company’s common stock with the cumulative total returns of the Russell 2000 index and the Nasdaq Biotechnology index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with reinvestment of all dividends, if any) on December 31, 2006 with relative performance tracked through December 31, 2011. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Rockwell Medical	100.00	100.70	58.77	107.85	110.80	118.79
Russell 2000	100.00	98.43	65.18	82.89	105.14	100.75
NASDAQ Biotechnology	100.00	102.53	96.57	110.05	117.19	124.54

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

	For the Year Ended December 31,
	2011	2010	2009	2008	2007
Net sales	$48,966,231	$59,554,592	$54,729,505	$51,666,033	$43,045,304
Cost of sales (2)	43,323,321	49,693,753	46,842,334	49,159,478	40,156,041
Gross profit (2)	5,642,910	9,860,839	7,887,171	2,506,555	2,889,263
Income from continuing operations before interest expense and income taxes	(21,684,757)	(2,868,916)	(5,481,379)	(8,085,196)	(3,608,353)
Interest and Investment Income, net	242,205	185,517	(19,859)	221,139	(110,542)
Income from continuing operations before income taxes	(21,442,552)	(2,683,399)	(5,501,238)	(7,864,057)	(3,718,895)
Income taxes	2,005	—	—	—	—
Net income	(21,444,557)	(2,683,399)	(5,501,238)	(7,864,057)	(3,718,895)
Earnings per common share:
Basic	$(1.21)	$(0.16)	$(0.37)	$(0.57)	$(0.32)
Diluted	$(1.21)	$(0.16)	$(0.37)	$(0.57)	$(0.32)
Weighted average number of common shares and common share equivalents
Basic	17,774,865	17,111,535	14,709,016	13,836,435	11,771,381
Diluted	17,774,865	17,111,535	14,709,016	13,836,435	11,771,381

	As of December 31,
	2011	2010	2009	2008	2007
Total assets	$31,939,599	$36,966.907	$34,879,221	$18,959,982	$22,803,134
Current assets	25,896,529	32,666,368	29,948,945	14,428,691	18,645,945
Current liabilities	13,692,351	6,420,220	5,536,957	7,097,836	4,637,271
Working capital	12,204,178	26,246,148	24,411,988	7,330,855	14,008,674
Long-term debt and capitalized lease obligations	2,280	8,750	19,062	41,203	204,837
Stockholders’ equity (1)	18,244,968	30,537,937	29,323,202	11,820,943	17,961,026
Book value per outstanding common share	$0.98	$1.74	$1.70	$0.84	$1.30
Common shares outstanding	18,710,002	17,513,608	17,200,442	14,104,690	13,815,186

(1)	There were no cash dividends paid during the periods presented. Stockholders’ equity reflects the proceeds of a private placement in 2007 and a public offering in 2009.
(2)	The Company has reclassified certain expenses from Selling, General and Administrative Expense to Cost of Sales in the 2008 and 2007 consolidated income statements to conform with current year presentation that was adopted in 2009. The impact of the change was not material.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview and Recent Developments

Rockwell Medical operates in a single business segment as a specialty pharmaceutical company offering innovative products targeting end-stage renal disease, chronic kidney disease and iron deficiency anemia. As an established manufacturer delivering high-quality hemodialysis concentrates to dialysis providers and distributors in the U.S. and abroad, we provide products used to maintain human life, remove toxins and replace critical nutrients in the dialysis patient’s bloodstream.

We are currently developing unique, proprietary renal drug therapies. These novel renal drug therapies support disease management initiatives to improve the quality of life and care of dialysis patients and are designed to deliver safe and effective therapy, while decreasing drug administration costs and improving patient convenience and outcome.

Our strategy is to develop high potential drug candidates while also expanding our dialysis products business, which had sales of $49.0 million in 2011. Our dialysis products business was cash flow positive in 2011, excluding research and development expenses, and provides an in-place sales and distribution infrastructure and conduit with established business relationships to market pharmaceutical and additional products into the dialysis market.

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

In 2011, we acquired the right to manufacture the generic version of calcitriol, a vitamin D analogue, indicated in the treatment of secondary hyperparathyroidism, which is common in ESRD patients. We are in the process of obtaining FDA approval to make a change in manufacturing locations and intend to begin marketing calcitriol following regulatory approval of manufacturing changes, which is expected in late 2012.

As of December 31, 2011 we had $17.5 million in cash and investments. In February 2012, we completed a common stock offering for $17.5 million in gross proceeds and approximately $16.2 million in net proceeds.

In 2011, our sales were down compared to 2010 due to a reduction in sales to a single foreign distributor and, to a lesser extent, a loss of certain customers following their acquisition by competitors or by chains that buy product from our competitors, sales incentives and a shift in product mix from liquid to concentrate. Our margins benefitted from our customers’ shift from our liquid products to our concentrate products, but declined overall due to commodity and fuel cost increases coupled with lower overall sales volume. We anticipate that our gross profit margins will be favorably impacted by revenue from calcitriol once we obtain FDA approval for manufacturing changes, but we do not expect to begin selling calcitriol until late in 2012.

We may experience changes in our customer and product mix in future quarters that could impact gross profit, since we sell a wide range of products with varying profit margins and to customers with varying order patterns. These changes in mix may cause our gross profit and our gross profit margins to vary period to period.

The majority of our business is with domestic clinics who order routinely. We renewed our supply agreement with our largest domestic chain customer through the end of 2013. Certain major distributors of our products internationally have not ordered consistently, however, resulting in variation in our sales from period to period. We anticipate that we will realize substantial orders from time to time from our largest international distributors but we expect the size and frequency of these orders to fluctuate from period to period. These orders may increase in future periods or may not recur at all.

Results of Operations

For the year ended December 31, 2011 compared to the year ended December 31, 2010

Sales

In 2011, our sales were $49.0 million compared to $59.6 million in 2010. Sales decreased $10.6 million or 17.8% with $7.6 million due to lower international sales and $2.8 million due to lower domestic sales and $0.2 million due to a government research grant received in 2010 that did not recur in 2011. International sales decreased due to lower sales to a single international distributor. Domestic sales decreased due to a change in product mix and due to lower sales volumes with approximately half of the sales decrease due to a loss of certain customers following their acquisition by competitors or by chains that buy product from our competitors.

Over the last year, customers have continued to convert to our Dri-Sate dry acid concentrate product line, which lowers providers’ cost per treatment and reduces our sales, but improves our gross profit margins due to a reduction in shipping costs. Our Dri-Sate dry acid concentrate displaced liquid acid concentrate volume, increasing to 58% of 2011 acid concentrate equivalent treatment gallons from 49% in 2010. We also experienced some downward pricing pressure with the implementation of the bundled reimbursement program by CMS (Medicare) in 2011.

Gross Profit

Our gross profit in 2011 was $5.6 million compared to $9.9 million in 2010. Gross profit margins were 11.5% in 2011 compared to 16.6% in 2010. The decreases in gross profit and margin were primarily due to lower sales volumes, increased sales incentives and inflationary cost increases to fuel, material and labor costs. Approximately $2.3 million of the decrease was due to the lower sales volumes generally and another $0.8 million was due to sales incentives net of other price changes and other product mix changes. Cost increases for fuel, material and labor net of operating expense decreases reduced gross profit approximately $1.1 million.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $9.5 million in 2011 compared to $9.3 million in 2010. The increase of $0.2 million was primarily due to an increase in non-cash charges for equity compensation, partially offset by lower information technology costs and related depreciation. Non-cash equity compensation aggregated $4.4 million in 2011 compared to $4.0 million in 2010.

Research and Development

We incurred product development and research costs related to the commercial development, patent approval and regulatory approval of new products, including SFP, aggregating approximately $17.8 million and $3.4 million in 2011 and 2010, respectively. Costs incurred in both 2011 and 2010 were primarily for conducting human clinical trials of SFP and other SFP testing and development activities. Our spending increased considerably in 2011 as we initiated our Phase III clinical trial program which consists of several concurrent clinical studies.

Interest and Investment Income, Net

Net interest and investment income in 2011 increased by $57,000 compared to 2010 primarily due to an increase in interest income from our cash investments net of realized losses on investments.

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

Research and Development

We incurred product development and research costs related to the commercial development, patent approval and regulatory approval of new products, including SFP, aggregating approximately $3.4 million and $6.5 million in 2010 and 2009, respectively. Costs incurred in both 2010 and 2009 were primarily for conducting human clinical trials of SFP and other SFP testing and development activities. During 2009, we conducted a Phase IIb study, which was completed in late 2009. Our SFP Phase III clinical program commenced in early 2011.

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

Impairments of long-lived assets

We account for impairment of long-lived assets, which include property and equipment, amortizable and non-amortizable intangible assets and goodwill, in accordance with authoritative accounting pronouncements. An impairment review is performed annually or whenever a change in condition occurs which indicates that the carrying amounts of assets may not be recoverable. Such changes may include changes in our business strategies and plans, changes to our customer contracts, changes to our product lines and changes in our operating practices. We use a variety of factors to assess the realizable value of long-lived assets depending on their nature and use.

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

New Accounting Pronouncements

No new accounting pronouncements that were issued or became effective during the year have had or are expected to have a material impact on our Consolidated Financial Statements. For a discussion of new accounting pronouncements, see Note 2 to our Consolidated Financial Statements.

Liquidity and Capital Resources

Our strategy is centered on obtaining regulatory approval to market SFP and developing other high potential drug candidates, while also expanding our dialysis products business. We expect to expend substantial amounts in support of our clinical development plan and regulatory approval of SFP and its extensions and other product development opportunities. These initiatives will require the expenditure of substantial cash resources. We expect our cash needs for research and development spending to be significant over the next two years as we execute our clinical development program for SFP. We will invest in our Phase III clinical development program for SFP as well as other development initiatives over the next two years. We are also required to make an additional cash payment of $550,000 in connection with our acquisition of the right to market calcitriol and funding will be necessary to obtain FDA approval for our contract manufacturer to manufacture the product for us. However, these expenditures are not expected to have a material effect on our liquidity or financial position.

Our cash resources include cash generated from our business operations and from proceeds of equity offerings. As of December 31, 2011, we had $17.5 million in cash and investments. In February 2012, we completed a common stock offering for $17.5 million in gross proceeds and approximately $16.2 million in net proceeds. We expect to generate additional cash from our business operations and from other sources, which may include the exercise of warrants, the possible out-licensing of SFP outside the United States, out-licensing of certain SFP uses outside the dialysis market, and other capital raising alternatives as needed.

Our current assets exceeded our current liabilities by over $12.2 million as of December 31, 2011 and included $17.5 million in cash and short term investments. In 2011, we used $10.9 million in cash from operating activities which included research and product development costs of $17.8 million. In 2011, operational related liabilities net of assets increased by approximately $5.0 million primarily related to research and development activities. These liabilities will be paid in future periods. As of December 31, 2011, we have advanced $2.3 million in cash that will be used to offset future research and development costs. In 2011, we invested $0.4 million in capital expenditures compared to depreciation expense of $1.1 million. We also realized cash from financing activities aggregating $4.8 million, primarily from the exercise of warrants.

We believe our current and prospective sources of cash resources are sufficient to fund our anticipated research and development activities as well as our ordinary course operating cash requirements in 2012. We expect to generate positive cash flow from operations in 2012, excluding the effect of our research and development expenses, assuming relative stability in the markets for fuel and our key raw materials and relatively stable revenues. In addition, we may realize substantial cash proceeds from in-the-money warrants that expire in 2012 aggregating $11.2 million. However, if we use more cash than anticipated for SFP development, are required to do more testing than expected, if the assumptions underlying our cash flow projections prove to be incorrect, or if we pursue opportunities to expand our business, we may need to obtain additional cash, such as through equity financing, debt financing of capital expenditures or a line of credit, to supplement our working capital. We explore opportunities from time to time to increase our cash resources, to reduce our liquidity risk and to have resources available to permit us to pursue expansion opportunities. Alternatively, we may seek to enter into product development arrangements with an international partner in order to fully execute our strategic plan. We may also evaluate alternative sources of business development funding, licensing agreements with international marketing partners, sub-licensing of certain products for certain markets and other potential funding sources.

Contractual Obligations

The following table details our contractual obligations as of December 31, 2011:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital leases	$9,561	$7,151	$2,410	—	—
Operating leases	$2,516,898	$1,502,567	$788,222	$218,269	$7,840
Purchase obligations	$550,000	$550,000	—	—	—

Total	$3,076,459	$2,059,718	$790,632	$218,269	$7,840

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

Our current exposure to interest rate risk is limited to changes in interest rates on short term investments of cash. As of December 31, 2011, we had $0.3 million in short term investments in a money market fund and $11.8 million in short term bond funds.

A hypothetical 100 basis point increase in market interest rates for short term liquid investments would increase our annualized interest income by an immaterial amount, assuming we invested $0.3 million in short term investments and that level remained constant for the year. We did not perform an analysis of a 100 basis point decrease in market interest rates as such an analysis would be meaningless.

We have invested $11.8 million in available for sale securities which are invested in short term bond funds which typically yield higher returns than the interest realized in money market funds. While these funds hold bonds of short term duration, their market value is affected by changes in interest rates. Increases in interest rates will reduce the market value of bonds held in these funds and we may incur unrealized losses from the reduction in market value of the fund. If we liquidate our position in these funds, those unrealized losses may result in realized losses which may or may not exceed the interest and dividends earned from those funds. However, due to the short duration of these short term bond fund portfolios, we do not believe that a hypothetical 100 basis point increase or decrease in interest rates will have a material impact on the value of our investment portfolio.

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

Item 8. Financial Statements.

The Consolidated Financial Statements of the Registrant required by this item are set forth on pages F-1 through F-21 and incorporated herein by reference.

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

As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2011 in ensuring that information required to be disclosed by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified under the Exchange Act rules and forms due to the material weakness described under the heading “Management’s Report on Internal Control Over Financial Reporting” below. As a result, we performed additional analysis and post closing procedures to ensure that there was not a material misstatement in our consolidated financial statements and that our consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes the consolidated financial statements included in this Form 10-K fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2011. In making its assessment of internal control over financial reporting, management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our evaluation included documenting, evaluating and testing of the design and operating effectiveness of our internal control over financial reporting. Our evaluation identified a material weakness in the Company’s internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, we concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2011 based on the criteria in Internal Control – Integrated Framework. As a result of this material weakness, there were misstatements in accounts payable, accrued liabilities and research and development expense in the preliminary consolidated financial statements that were corrected prior to issuance of the Company’s consolidated financial statements. The material weakness did not result in a material misstatement of any previously filed financial statements but posed the risk that it could result in a material misstatement that may not be prevented or detected on a timely basis.

During the fourth quarter of 2011, our research and development activity increased substantially with the start-up and enrollment in several clinical studies, which required detail intensive tracking of the clinical trial activity. This increase in activity resulted in a material weakness in our internal control in the timeliness of recording and recognizing liabilities related to these expenditures. We determined that we did not have an adequate and accurate process for the timely recording and recognition of liabilities associated with certain of our clinical trial activities. Management has changed the process for recording such liabilities, assigned more personnel to this function and hired additional personnel to ensure that such liabilities are recorded accurately and timely, and will consider whether further changes are necessary as we assess whether the material weakness has been remediated. The Company anticipates that this material weakness will be remediated in the first quarter of 2012.

Plante & Moran, PLLC, an independent registered public accounting firm, as auditors of our consolidated financial statements, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2011. Plante & Moran, PLLC’s report, which expresses an adverse opinion on the effectiveness of our internal control over financial reporting, is included herein.

Changes in Internal Controls

Except as otherwise described above, there was no change in our internal control over financial reporting identified in connection with the Company’s evaluation of such internal controls that occurred during our fiscal quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes our compensation plans, including individual compensation arrangements, under which our equity securities are authorized for issuance as of December 31, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders………..	5,482,135	$5.23	701,331
Equity compensation plans not approved by security holders………...	645,200	$8.31
Total…………………	6,127,335	$5.55	701,331

From 2007-2010, we issued warrants to purchase common shares pursuant to compensation arrangements with various non-employee consultants who provide (or provided) services to us, including providing investor relations consulting services and introducing the Company to potential licensing partners and acquisition candidates and acting as a liaison to the equity investment community. These were not issued under a preexisting plan and shareholder approval for these transactions was not required or sought. The exercise price and the number of shares of common stock purchasable upon exercise of the warrants are subject to adjustment in certain events including: (a) a stock dividend payable in common stock, stock split, or subdivision of our common stock; and (b) reclassification of our common stock or any reorganization, consolidation, merger, or sale, lease, license, exchange or other transfer of all or substantially all of the business and/or assets of the Company.

On November 28, 2007, we entered into an agreement pursuant to which we issued warrants to acquire 80,000 Common Shares at an exercise price of $10.00 per share, exercisable for cash at any time during the period from November 28, 2008 to November 28, 2012. The Common Shares underlying these warrants have been registered for resale by the holder under the Securities Act of 1933.

On May 28, 2008, we entered into an advisory agreement pursuant to which we issued warrants to acquire 100,000 Common Shares. The warrants were immediately earned and became exercisable on May 28, 2009. The warrants would have expired on May 28, 2012. The warrants had an exercise price of $9.00 per share and may be exercised on a cashless basis or for cash. The Common Shares underlying these warrants have been registered for resale by the holder under the Securities Act of 1933. During 2010, we agreed to extend the term and revise the exercise price of these warrants in consideration for additional services. The exercise price of these warrants was reduced to $8.00 from $9.00 and their term extended by one year to May 28, 2013.

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

In November 2008, the Company entered into an advisory agreement, as amended, pursuant to which we issued warrants to acquire a total of 700,000 Common Shares. All of the warrants were immediately earned. Warrants to purchase 300,000 Common Shares at an exercise price of $1.99 per share became exercisable on November 5, 2009, and would have expired on November 5, 2011 (“Tranche A Warrants”). The Tranche A Warrants have been exercised. Warrants to purchase 400,000 Common Shares became exercisable on November 5, 2010, and were due to expire on November 5, 2011. One-half of these warrants have an exercise price of $4.54 (“Tranche B Warrants”), and the remainder have an exercise price of $7.00 per share (“Tranche C Warrants”). The warrants are exercisable only for cash. The Common Shares underlying these warrants have been registered for resale by the holder under the Securities Act of 1933. On November 1, 2011, the Company modified the terms of these warrants by extending the expiration date for any remaining unexercised Tranche B Warrants and all of the Tranche C warrants from November 5, 2011 to May 4, 2012. None of the Tranche B Warrants were outstanding at December 31, 2011.

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

On March 8, 2010, we entered into an advisory agreement pursuant to which we issued warrants to acquire 20,000 Common Shares. The warrants were issued as compensation for investor relations consulting services. The advisory agreement was scheduled to terminate on December 31, 2010 but could be terminated by either party upon 30 days prior written notice. The warrants were to be earned in 5,000 share increments on March 8, 2010, April 1, 2010, July 1, 2010, and October 1, 2010. The warrants became exercisable on March 8, 2011 and will expire on March 8, 2013. Upon a termination of the advisory agreement (A) by us due to a material breach of the agreement by RJ Aubrey or (B) by RJ Aubrey, any unearned warrants at the time of such termination would expire. The warrants have an exercise price of $6.14 per share. Once exercisable, the warrants may be exercised in whole or in part at any time until their expiration by the submission of an exercise notice accompanied by payment of the exercise price in cash or certified check or by cashless exercise. The agreement was terminated prior to the final installment being earned, such that only 15,000 of the warrants became earned.

On September 1, 2010, we issued 5,000 warrants with an exercise price of $8.00 as consideration for services. The warrants became exercisable on September 1, 2011 and may be exercised in whole or in part at any time until their expiration by the submission of an exercise notice accompanied by payment of the exercise price in cash or certified check or by cashless exercise. The warrants will expire on May 28, 2013.

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

3.1	Amended and Restated Articles of Incorporation, dated as of June 4, 2008 (Company’s Form 10-Q filed August 12, 2008).

3.2	Amended and Restated Bylaws (Company’s Form 8-K filed November 25, 2008).

4.1	Form of Warrant (Company’s Form 8-K filed December 4, 2007).

4.2	RJ Aubrey Warrant Agreement, dated November 28, 2007 (Company’s Form 8-K filed December 4, 2007).

4.3	Form of Investor Warrant to Purchase Common Stock issuable by the Company to the investor signatories to the Subscription Agreement, filed as exhibit F to the Placement Agency Agreement (Company’s Form 8-K filed September 30, 2009).

4.4	Form of Placement Agent Warrant issuable by the Company to JMP Securities LLC and Wedbush Securities Inc. (Company’s Form 8-K filed September 30, 2009).

4.5	Warrant issued to RJ Aubrey IR Services LLC as of September 30, 2008 (Company’s Form S-3 (file no. 333-160710)).

4.7	Warrant issued to Capitol Securities Management, Inc. as of May 28, 2008 (Company’s Form S-3 (file no. 333-160710)).

4.8	Warrant issued to Emerald Asset Advisors, LLC as of November 5, 2008 (Company’s Form S-3 (file no. 333-160710)).

4.9	Form of Warrant issued to Messrs. Rick, Pizzirusso, Ries, Meyers and Pace as of July 17, 2009 (Company’s Form S-3 (file no. 333-160710)).

4.10	Warrant issued to RJ Aubrey IR Services LLC as of March 8, 2010. (Company’s Form 10-Q filed May 7, 2010).

4.11	Warrant issued to Capitol Securities Management, Inc. as of September 1, 2010 (Company’s Form 8-K filed September 2, 2010).

4.12	Form of Amended and Restated Warrant issued to Messrs. Rick, Pizzirusso, Ries, Meyers, Pace and Bailey as of September 1, 2010 (Company’s Form 8-K filed September 2, 2010).

4.13	Warrant issued to DaVita Inc. as of February 16, 2011 (Company’s Form 8-K filed February 23, 2011).

4.14	Amendment to Warrant issued to Emerald Asset Advisors, LLC as of November 1, 2011 (Company’s Form 8-K filed November 4, 2011)

*10.1	Rockwell Medical Technologies, Inc. 1997 Stock Option Plan (Company’s Proxy Statement filed April 17, 2006).

10.2	Lease Agreement dated March 12, 2000 between the Company and DFW Trade Center III Limited Partnership (Company’s Form 10-KSB filed March 30, 2000.)

10.3	Lease Agreement dated October 23, 2000 between the Company and International-Wixom, LLC (Company’s Form 10-KSB filed April 2, 2001.)

10.4	Licensing Agreement between the Company and Charak LLC and Dr. Ajay Gupta dated January 7, 2002 (with certain portions of the exhibit deleted under a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934) (Company’s Form 10-KSB filed April 1, 2002).

10.10	Second Amendment of Industrial Lease Agreement between Rockwell Medical Technologies, Inc. and DCT DFW, LP dated August 17, 2005 (Company’s Form 8-K filed August 19, 2005).

10.11	Amending Agreement made the 16th day of January, 2006, by and between Dr. Ajay Gupta, Charak LLC and Rockwell Medical Technologies, Inc. (Company’s Form 10-KSB filed March 31, 2006).

10.17	Consulting Agreement, dated as of October 3, 2007 (Company’s Form 8-K filed October 9, 2007).

10.18	Common Stock Purchase Agreement, dated November 28, 2007, between the Company and certain Purchasers (Company’s Form 8-K filed December 4, 2007).

10.19	Registration Rights Agreement, dated November 28, 2007, between the Company and certain Purchasers (Company’s Form 8-K filed December 4, 2007).

*10.20	Form of Nonqualified Stock Option Agreement (Director Version) (Company’s Form 8-K filed December 20, 2007).

*10.21	Form of Nonqualified Stock Option Agreement (Employee Version) (Company’s Form 8-K filed December 20, 2007).

10.22	Lease Agreement dated March 19, 2008 between the Company and EZE Management Properties Limited Partners (Company’s Form 10-K filed March 24, 2008).

10.24	Advisory Agreement dated May 28, 2008 between the Company and Capitol Securities Management, Inc. (Company’s Form 10-Q filed August 12, 2008).

10.25	Mutual Release and Settlement Agreement dated September 24, 2008 by and among the Company, FWLL, LLC and ST Holdings, Inc (Company’s Form 10-Q filed November 13, 2008).

10.26	Advisory Agreement dated September 30, 2008 between the Company and RJ Aubrey IR Services LLC (Company’s Form 10-Q filed November 13, 2008).

10.27	Advisory Agreement dated November 5, 2008 between the Company and Emerald Asset Advisors, LLC (Company’s Form 10-Q filed November 13, 2008).

*10.28	Form of Restricted Stock Award Agreement (Executive Version) (Company’s Form 8-K filed November 25, 2008).

10.29	Amendment to Advisory Agreement dated November 21, 2008 between the Company and Emerald Asset Advisors, LLC (Company’s Form 10-K filed March 16, 2009).

10.30	Lease Renewal dated August 21, 2008 between the Company and International-Wixom, LLC with respect to the Lease Agreement dated October 23, 2000 (Company’s Form 10-K filed March 16, 2009).

10.31	Second Amendment dated November 18, 2008 to the Supply Agreement between the Company and DaVita, Inc. dated May 5, 2004 (with certain portions of the exhibit deleted under a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934) (Company’s Form 10-K filed March 16, 2009).

10.33	Placement Agency Agreement with JMP Securities LLC and Wedbush Securities Inc. dated September 29, 2009 (including the form of Subscription Agreement included as Exhibit A thereto) (Company’s Form 8-K filed September 30, 2009).

10.34	Advisory Agreement dated March 8, 2010 between the Company and RJ Aubrey IR Services LLC (Company’s Form 10-Q filed May 7, 2010).

10.35	Third Amendment to Industrial Lease Agreement between Rockwell Medical Technologies, Inc. and DCT DFW, LP dated July 7, 2010 (Company’s Form 8-K filed on July 13, 2010).

10.36	Amendment No. 3 to Rockwell Medical Technologies, Inc. 2007 Long Term Incentive Plan (Company’s Proxy Statement filed April 15, 2010).

10.37	Lease Renewal Agreement dated August 27, 2010, by and between Rockwell Medical Technologies, Inc. and International-Wixom, LLC (Company’s Form 8-K filed September 2, 2010).

10.38	Advisory Agreement dated September 1, 2010 between the Company and Capitol Securities Management, Inc. (Company’s Form 8-K filed September 2, 2010).

10.39	Products Purchase Agreement dated February 16, 2011, by and between Rockwell Medical Technologies, Inc. and DaVita Inc (with certain portions deleted pursuant to a request for confidential treatment under Rule 24b-2 of the Securities Exchange Act of 1934) (Company’s Form 10-K/A filed May 27, 2011).

10.40	Agreement to Extend the Lease Agreement, Options to Purchase and Option to Lease dated February 17, 2011, by and between Rockwell Medical Technologies, Inc. and EZE Management Properties Limited Partnership (Company’s Form 8-K filed February 24, 2011).

*10.41	Amended and Restated Rockwell Medical Technologies, Inc. 2007 Long Term Incentive Plan (Company’s definitive Proxy Statement filed April 15, 2011).

*10.42	Form of Amendment to 2008 Restricted Stock Award Agreement as of November 17, 2011 with Robert L. Chioini and Thomas E. Klema (Company’s Form 8-K filed November 22, 2011)

14.1	Rockwell Medical Technologies, Inc. Code of Ethics (Company’s Proxy Statement filed April 23, 2004).

21.1	List of Subsidiaries (Company’s Form SB-2 (file No. 333-31991)).

23.1	Consent of Plante & Moran, PLLC.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Database

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Current management contracts or compensatory plans or arrangements.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL MEDICAL TECHNOLOGIES, INC. (Registrant)

By:	/s/ ROBERT L. CHIOINI
Robert L. Chioini
President and Chief Executive Officer

Date: March 5, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ ROBERT L. CHIOINI	President, Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2012
Robert L. Chioini

/s/ THOMAS E. KLEMA	Vice President of Finance, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 5, 2012
Thomas E. Klema

/s/ KENNETH L. HOLT	Director	March 5, 2012
Kenneth L. Holt

/s/ RONALD D. BOYD	Director	March 5, 2012
Ronald D. Boyd

/s/ PATRICK J. BAGLEY	Director	March 5, 2012
Patrick J. Bagley

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Rockwell Medical Technologies, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Rockwell Medical Technologies, Inc. and Subsidiary (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rockwell Medical Technologies, Inc. and Subsidiary at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rockwell Medical Technologies, Inc. and Subsidiary’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2012 expressed an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Plante & Moran, PLLC

Clinton Township, Michigan

March 5, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Rockwell Medical Technologies, Inc. and Subsidiary

We have audited Rockwell Medical Technologies, Inc. and Subsidiary’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified a material weakness in controls related to its procedures for recording research and development costs and related accruals.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Rockwell Medical Technologies, Inc. and Subsidiary has not maintained effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Rockwell Medical Technologies, Inc. and Subsidiary (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011 and related financial statement schedule. The material weakness identified above was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2011 financial statements, and this report does not affect our report dated March 5, 2012, which expressed an unqualified opinion on those financial statements.

/s/ Plante & Moran, PLLC

Clinton Township, Michigan

March 5, 2012

ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

As of December 31, 2011 and 2010

	December 31, 2011	December 31, 2010
ASSETS
Cash and Cash Equivalents	$5,715,246	$12,263,449
Investments Available for Sale	11,810,775	11,938,098
Accounts Receivable, net of a reserve of $29,000 in 2011 and $23,000 in 2010	4,222,816	4,507,296
Inventory	2,504,127	2,936,878
Other Current Assets	1,643,565	1,020,647

Total Current Assets	25,896,529	32,666,368
Property and Equipment, net	2,290,476	3,049,513
Intangible Assets	833,773	166,657
Goodwill	920,745	920,745
Other Non-current Assets	1,998,076	163,624

Total Assets	$31,939,599	$36,966,907

LIABILITIES AND SHAREHOLDERS’ EQUITY
Capitalized Lease Obligations	$6,470	$18,215
Accounts Payable	5,364,537	3,659,507
Accrued Liabilities	8,225,015	2,577,022
Customer Deposits	96,329	165,476

Total Current Liabilities	13,692,351	6,420,220
Capitalized Lease Obligations	2,280	8,750
Shareholders’ Equity:
Common Shares, no par value, 18,710,002 and 17,513,608 shares issued and outstanding	67,407,847	57,017,236
Common Share Purchase Warrants, 2,607,440 and 3,338,569 warrants issued and outstanding	7,103,975	8,275,509
Accumulated Deficit	(55,985,742)	(34,541,185)
Accumulated Other Comprehensive Loss	(281,112)	(213,623)

Total Shareholders’ Equity	18,244,968	30,537,937

Total Liabilities And Shareholders’ Equity	$31,939,599	$36,966,907

The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED INCOME STATEMENTS

For The Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Sales	$48,966,231	$59,554,592	$54,729,505
Cost of Sales	43,323,321	49,693,753	46,842,334

Gross Profit	5,642,910	9,860,839	7,887,171
Selling, General and Administrative	9,522,305	9,307,621	6,914,198
Research and Product Development	17,805,362	3,422,134	6,454,352

Operating Income (Loss)	(21,684,757)	(2,868,916)	(5,481,379)
Interest and Investment Income, net	244,049	195,218	5,320
Interest Expense	1,844	9,701	25,179

Income (Loss) Before Income Taxes	(21,442,552)	(2,683,399)	(5,501,238)
Income Tax Expense	2,005	—	—

Net Income (Loss)	$(21,444,557)	$(2,683,399)	$(5,501,238)

Basic And Diluted Earnings (Loss) Per Share	$(1.21)	$(.16)	$(.37)

The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY &

COMPREHENSIVE INCOME (LOSS)

For The Years Ended December 31, 2011, 2010 and 2009

	COMMON SHARES		PURCHASE WARRANTS
	SHARES	AMOUNT	WARRANTS	AMOUNT	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL SHAREHOLDER’S EQUITY
Balance as of December 31, 2008	14,104,690	$34,799,093	2,114,169	$3,378,398	$(26,356,548)	—	$11,820,943
Issuance of Common Shares	3,095,752	16,796,617	—	—	—	—	16,796,617
Issuance of Purchase Warrants	—	—	1,204,400	4,257,196	—	—	4,257,196
Stock Option Based Expense	—	1,795,246	—	—	—	—	1,795,246
Restricted Stock Amortization	—	154,438	—	—	—	—	154,438
Net Loss	—	—	—	—	(5,501,238)	—	(5,501,238)

Balance as of December 31, 2009	17,200,442	$53,545,394	3,318,569	$7,635,594	$(31,857,786)	$—	$29,323,202
Net Loss	—	—	—	—	(2,683,399)	—	(2,683,399)
Unrealized Losses on Available-for-Sale Investments						(213,623)	(213,623)

Comprehensive Loss							(2,897,022)
Issuance of Common Shares	313,166	90,448	—	—	—	—	90,448
Issuance of Purchase Warrants	—	—	20,000	639,915	—	—	639,915
Stock Option Based Expense	—	3,048,750	—	—	—	—	3,048,750
Restricted Stock Amortization	—	332,644	—	—	—	—	332,644

Balance as of December 31, 2010	17,513,608	$57,017,236	3,338,569	$8,275,509	$(34,541,185)	$(213,623)	$30,537,937
Net Loss					(21,444,557)		(21,444,557)
Reclassification of Losses Included in Net Loss						84,590	84,590
Unrealized (Loss) on Available-for-Sale Investments						(152,079)	(152,079)

Comprehensive Loss							(21,512,046)
Issuance of Common Shares	397,054	719,484					719,484
Issuance of Purchase Warrants			100,000	312,325			312,325
Exercise of Purchase Warrants	799,340	5,361,135	(831,129)	(1,483,859)			3,877,276
Additional Paid In Capital		244,289					244,289
Stock Option Based Expense		3,469,703					3,469,703
Restricted Stock Amortization		596,000					596,000

Balance as of December 31, 2011	18,710,002	$67,407,847	2,607,440	$7,103,975	$(55,985,742)	$(281,112)	$18,244,968

The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Cash Flows From Operating Activities:
Net (Loss)	$(21,444,557)	$(2,683,399)	$(5,501,238)
Adjustments To Reconcile Net Loss To Net Cash Used In Operating Activities:
Depreciation and Amortization	1,176,007	1,389,152	1,233,706
Share Based Compensation – Non-employee warrants	312,325	639,915	403,203
Share Based Compensation- Employees	4,065,703	3,381,394	1,949,684
Loss (Gain) on Disposal of Assets	29,093	19,816	36,415
Loss on Sale of Investments Available for Sale	84,590	—	—
Changes in Assets and Liabilities:
(Increase) Decrease in Accounts Receivable	284,480	(1,014,674)	1,737,034
Decrease in Inventory	432,751	151,474	73,273
(Increase) Decrease in Other Assets	(2,457,370)	(690,750)	68,131
Increase (Decrease)in Accounts Payable	1,705,030	270,750	(1,822,215)
Increase in Other Liabilities	5,028,846	637,236	395,248

Changes in Assets and Liabilities	4,993,737	(645,964)	451,471

Cash Provided By (Used) In Operating Activities	(10,783,102)	2,100,914	(1,426,759)
Cash Flows From Investing Activities:
(Purchase) of Investments Available for Sale	(2,000,000)	(12,151,721)	—
Sale of Investments Available for Sale	1,975,244	—	—
Purchase of Equipment	(421,043)	(772,364)	(1,595,999)
Proceeds on Sale of Assets	2,985	1,800
Purchase of Intangible Assets	(145,121)	—	(4,949)

Cash (Used) In Investing Activities	(587,935)	(12,922,285)	(1,600,948)
Cash Flows From Financing Activities:
Proceeds from Issuance of Common Shares and Purchase Warrants	4,841,049	90,448	20,650,610
Payments on Notes Payable and Capital Lease Obligations	(18,215)	(43,723)	(181,453)

Cash Provided By Financing Activities	4,822,834	46,725	20,469,157
Increase (Decrease) In Cash	(6,548,203)	(10,774,646)	17,441,450
Cash At Beginning Of Period	12,263,449	23,038,095	5,596,645

Cash At End Of Period	$5,715,246	$12,263,449	$23,038,095

Supplemental Cash Flow disclosure
	2011	2010	2009
Interest Paid	$1,843	$9,701	$25,179
Non-Cash Investing and Financing Activity – Acquisition of Intangible Assets	$550,000	$—	$—
Equipment Acquired Under Capital Lease Obligations	$—	$8,688	$25,400

The accompanying notes are an integral part of the consolidated financial statements

ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS

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

We are regulated by the Federal Food and Drug Administration (“FDA”) under the Federal Drug and Cosmetics Act, as well as by other federal, state and local agencies. We have received 510(k) approval from the FDA to market hemodialysis solutions and powders. We also have 510(k) approval to sell our Dri-Sate Dry Acid Concentrate product line and our Dri-Sate Mixer.

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

We require certain customers, mostly international customers, to pay for product prior to the transfer of title to the customer. Deposits received from customers and payments in advance for orders are recorded as liabilities under Customer Deposits until such time as orders are filled and title transfers to the customer consistent with our terms of sale. At December 31, 2011 and 2010 we had customer deposits of $96,329 and $165,476, respectively.

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

Research and Product Development

We recognize research and product development costs as expenses as incurred. We incurred product development and research costs related to the commercial development, patent approval and regulatory approval of new products, including iron supplemented dialysate, aggregating approximately $17,805,000, $3,422,000, and $6,454,000 in 2011, 2010 and 2009, respectively.

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

	2011	2010	2009
Basic Weighted Average Shares Outstanding	17,774,865	17,111,535	14,709,016
Effect of Dilutive Securities	-0-	-0-	-0-

Diluted Weighted Average Shares Outstanding	17,774,865	17,111,535	14,709,016

For 2011, 2010 and 2009, the dilutive effect of stock options and common share purchase warrants have not been included in the average shares outstanding for the calculation of diluted loss per share as the effect would be anti-dilutive as a result of our net loss in these periods.

At December 31, 2011 potentially dilutive securities comprised 5,482,135 stock options exercisable at prices from $.55 to $10.20, 2,607,440 common share purchase warrants exercisable at prices ranging from $6.14 to $10.25 and 310,000 unvested restricted common shares.

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

The Company also has certain non-financial assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. No such measurements were required in 2011 or 2010.

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

Recently Issued Accounting Standards

In 2011 the FASB amended the provisions of the Fair Value Measurement topic of the FASB Codification. This amendment provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards (IFRS). This topic changes certain fair value measurement principles and enhances the disclosure requirements, particularly for Level 3 fair value measurements. These provisions are effective for reporting periods beginning on or after December 15, 2011, applied prospectively. The adoption of this amendment will not have a material effect on our Consolidated Financial Statements.

In 2011 the FASB amended the provisions of the Comprehensive Income topic of the FASB Codification. The amended provisions were issued to enhance comparability between entities that report under GAAP and IFRS and to provide a more consistent method of presenting non-owner transactions that affect an entity’s equity. This topic eliminates the option to report other comprehensive income and its components in the statement of changes in shareholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. These amended provisions are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption of the new guidance is permitted and full retrospective application is required. The adoption of this amendment will not have a material effect on our Consolidated Financial Statements as the amendment impacts presentation only.

In 2011 the FASB amended the provisions of the Intangibles-Goodwill and Other topic of the FASB Codification. The amended provisions were issued to simplify how entities test goodwill for impairment. This topic will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. These amended provisions are effective for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this amendment will not have a material effect on our Consolidated Financial Statements.

3.	INVESTMENTS IN AVAILABLE FOR SALE SECURITIES

We hold investments in available for sale securities in four short term bond funds. These funds generally hold high credit quality short term debt instruments. These debt instruments are subject to changes in fair market value due to changes in interest rates. The market value of these investments was $11,810,775 and $11,938,098 as of December 31, 2011 and 2010, respectively. Each of the bond funds is in an unrealized loss position and has been for more than 12 months. Total unrealized losses are $152,079 and $213,623 at December 31, 2011 and 2010, respectively. There are no unrealized gains. The Company evaluated the near term interest rate environment, the expected holding period of the investments along with the duration of the fund portfolios in assessing the severity and duration of the potential impairment. Based on that evaluation the Company does not consider those investments to be other-than-temporarily impaired at December 31, 2011.

In 2011 we sold securities with a market value of $2,000,000 with an average cost basis of $2,084,590 and we realized losses of $84,590 from rebalancing our portfolio of available-for-sale securities to shorter duration funds. There were no sales proceeds or realized gains and losses on securities classified as available-for-sale during 2010 or 2009.

4.	SIGNIFICANT MARKET SEGMENTS

We operate in one market segment which involves the manufacture and distribution of hemodialysis concentrates, dialysis kits and ancillary products used in the dialysis process to hemodialysis clinics. For the years ended December 31,2011, 2010 and 2009, one customer, DaVita Inc., accounted for 48%, 42% and 50% of our sales, respectively. Our accounts receivable from this customer were $2,073,000 and $2,336,526 as of December 31, 2011 and 2010, respectively. We are dependent on this key customer and the loss of its business would have a material adverse effect on our business, financial condition and results of operations. One distributor accounted for 15% of our sales in 2010 and 2% in 2011. Due to credit arrangements with this distributor no accounts receivable were due as of either December 31, 2010 or December 31, 2011. No other customers accounted for more than 10% of our sales in the last three years.

The majority of our international sales in each of the last three years were sales to domestic distributors that were resold to end users outside the United States. Our sales to foreign customers and distributors were less than 5% of our total sales in 2011 and 2010. We have no assets outside the United States. Our total international sales, including sales to domestic distributors for resale outside the United States, aggregated 13%, 23% and 12%, of overall sales in 2011, 2010 and 2009, respectively.

5.	INVENTORY

Components of inventory as of December 31, 2011 and 2010 are as follows:

	2011	2010
Raw Materials	$819,523	$1,082,807
Work in Process	171,842	148,712
Finished Goods	1,512,762	1,705,359

Total	$2,504,127	$2,936,878

6.	PROPERTY AND EQUIPMENT

Major classes of property and equipment, stated at cost, as of December 31, 2011 and 2010 are as follows:

	2011	2010
Leasehold Improvements	$446,164	$401,006
Machinery and Equipment	5,848,306	5,686,102
Information Technology & Office Equipment	1,921,668	1,871,022
Laboratory Equipment	508,929	538,052
Transportation Equipment	417,493	421,159

	9,142,560	8,917,341
Accumulated Depreciation	(6,852,084)	(5,867,828)

Net Property and Equipment	$2,290,476	$3,049,513

Included in the table above are assets under capital lease obligations as follows:

	2011	2010
Assets under Capital Lease Obligations	$84,832	$84,832
Net Book Value of Assets under Capital Lease Obligations	29,269	45,332

Depreciation expense was $1,141,545 for 2011, $1,341,472 for 2010 and $1,202,438 for 2009.

7.	GOODWILL AND INTANGIBLE ASSETS

Total goodwill was $920,745 at December 31, 2011 and 2010. We completed our annual impairment tests as of November 30, 2011 and 2010, and determined that no adjustment for impairment of goodwill was required.

We have entered into a global licensing agreement for certain patents covering a therapeutic drug compound to be delivered using our dialysate product lines. We intend to seek FDA approval for this product. We have capitalized the licensing fees paid for the rights to use this patented technology as an intangible asset.

As of December 31, 2011 we had capitalized licensing fees of $1,070,126, net of accumulated amortization of $236,353. During 2011, we acquired an abbreviated new drug application (ANDA) for a generic version of an intravenous Vitamin-D analogue, calcitriol. Capitalized costs related to this ANDA were approximately $695,000. After a one year period expiring July 13, 2012, the Company, at its sole election, may return this ANDA and related license to the seller or it may pay the seller $550,000 to retain the ANDA. As the calcitriol ANDA has an indefinite life, it is not being amortized.

As of December 31, 2010 we had capitalized licensing fees of $375,005, net of accumulated amortization of $208,348. During 2010, we fully amortized the remaining portion of a separate license agreement for vitamins and carnitine in dialysate when we determined the asset was impaired following the loss of patent protection for the product.

Our policy is to amortize licensing fees over the life of the patents pertaining to certain licensing agreements. We recognized amortization expense of $28,005 in 2011, $47,299 in 2010 and $31,268 in 2009. Estimated amortization expense for licensing fees for 2012 through 2017 is approximately $28,000 per year. Our SFP licensing agreement, which is with a company owned by our chief scientific officer, requires additional payments upon achievement of certain milestones.

8.	OTHER NON-CURRENT ASSETS

The Company has entered into contracts with contract research organizations for the purpose of conducting human clinical research trials and has advanced funds to contract research organizations to partially offset future service costs and expenses under these contracts. As of December 31, 2011, such advances classified as non-current assets aggregated $1,497,000 and such advances classified as prepaid expenses aggregated $852,000.

9.	CAPITAL LEASE OBLIGATIONS

We entered into capital lease obligations primarily related to equipment with a fair market value aggregating $8,688 for the year ended December 31, 2010. In addition, we have other capital lease obligations related to financing other equipment. These capital lease obligations require even monthly installments through 2013 and interest rates on the leases range from 4% to 15%. These obligations under capital leases had outstanding balances of $8,750 and $26,965 at December 31, 2011 and 2010, respectively.

Future minimum lease payments under capital lease obligations are:

Year Ending December 31, 2012	$7,151
Year Ending December 31, 2013	2,410

Total minimum payments on capital lease obligations	9,561
Interest	(811)

Present value of minimum lease payments	8,750
Current portion of capital lease obligations	(6,470)

Long-term capital lease obligations	$2,280

10.	ACCRUED LIABILITIES

We had accrued liabilities of $8,225,015 as of December 31, 2011 which included accrued research and development expenses of $5,913,908 and accrued compensation and benefits of $895,203.

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

Lease payments under all operating leases were $2,001,194, $2,211,080 and $2,191,884 for the years ended December 31, 2011, 2010 and 2009, respectively.

Future minimum rental payments under operating lease agreements are as follows:

Year ending December 31, 2012	$1,502,567
Year ending December 31, 2013	551,678
Year ending December 31, 2014	236,544
Year ending December 31, 2015	194,749
Year ending December 31, 2016 and thereafter	31,360

Total	$2,516,898

12.	INCOME TAXES

A reconciliation of income tax expense at the statutory rate to income tax expense at our effective tax rate is as follows:

	2011	2010	2009
Tax Expense Computed at 34 % of Pretax Income	$(7,291,000)	$(912,000)	$(1,870,000)
Effect of Permanent Differences Principally Related to Non-taxable government grants	—	(83,000)	—
State Income Taxes	2,005	—	—
Effect of Change in Valuation Allowance	(7,291,000)	(995,000)	(1,870,000)

Total Income Tax Expense	$2,005	$-0-	$-0-

The details of the net deferred tax asset are as follows:

	December 31,
	2011	2010
Deferred tax assets:
Net Operating Loss Carryforward	$16,728,000	$10,130,000
Stock Based Compensation	3,467,000	2,208,000
Accrued Expenses	78,000	73,000
Inventories	66,000	82,000
Accounts Receivable	10,000	8,000

Subtotal	20,349,000	12,501,000
Deferred Tax Liabilities:
Tax over Book Depreciation	323,000	230,000
Goodwill & Intangible Assets	297,000	261,000
Prepaid Expenses	3,000	47,000

Subtotal	623,000	538,000

Subtotal	19,726,000	11,963,000
Valuation Allowance	(19,726,000)	(11,963,000)

Net Deferred Tax Asset	$-0-	$-0-

Deferred tax assets result primarily from net operating loss carryforwards. For tax purposes, we have net operating loss carryforwards of approximately $49,201,000 that expire between 2018 and 2031.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized upon the generation of future taxable income during the periods in which those temporary differences become deductible. We recognized no income tax expense or benefit for the years ended December 31, 2011, 2010 and 2009. Due to anticipated spending on research and development over the next several years, coupled with our limited history of operating income and our net losses in 2011, 2010 and 2009, management has placed a full valuation allowance against the net deferred tax assets as of December 31, 2011 and 2010. The portion of the valuation allowance resulting from excess tax benefits on share based compensation that would be credited directly to contributed capital if recognized in subsequent periods is $1.9 million.

The Company accounts for its uncertain tax positions in accordance with ASC 740-10, Income Taxes and the amount of unrecognized tax benefits related to tax positions is not significant at December 31, 2011 and 2010.

13.	CAPITAL STOCK

Our authorized capital stock consists of 40,000,000 common shares, no par value per share, of which 18,710,002 were outstanding as of December 31, 2011, 17,513,608 shares were outstanding as of December 31, 2010 and 17,200,442 shares were outstanding as of December 31, 2009; 2,000,000 preferred shares, none of which were issued or outstanding at December 31, 2011, 2010 and 2009 and 1,416,664 shares of 8.5% non-voting cumulative redeemable Series A Preferred Shares, $1.00 par value, of which none were outstanding at December 31, 2011, 2010 and 2009.

During 2011, we issued 397,054 common shares upon the exercise of 416,021 stock options by employees and realized proceeds of $719,484. The weighted average exercise price of options exercised was $1.81.

In 2011, we issued 799,340 common shares upon the exercise of outstanding warrants and realized $3,877,276 in proceeds.

During 2010, we issued 78,166 common shares upon the exercise of stock options by employees and realized proceeds of $90,448. The weighted average exercise price of options exercised was $1.16. The Board of Directors approved restricted stock grants totaling 235,000 shares in 2010.

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

During 2009, we issued 255,752 common shares upon the exercise of 333,198 stock options by employees and realized proceeds of $262,654. The weighted average exercise price of options exercised was $2.14.

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

Warrants

We had 2,607,440 common share purchase warrants outstanding at December 31, 2011 of which 2,507,440 were exercisable as of December 31, 2011. During 2011, we issued 100,000 warrants with an exercise price of $10.25 related to a supply agreement with a major customer and we recognized a reduction in revenue of $134,501 in 2011 related to those warrants. Those warrants are exercisable after December 31, 2013 and expire March 31, 2014. Also, during 2011, we agreed to extend the term of 245,000 warrants issued in November 2008 in consideration for services. The term was extended from November 5, 2011 to May 4, 2012 and 200,000 remained outstanding as of December 31, 2011. We recognized an expense of $165,850 related to the extension of the term of these warrants.

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

Warrants were valued using the Black Scholes model. The net proceeds from our 2009 registered direct offering and the private placement of our common shares and common share purchase warrants in 2007 described above were prorated between the fair market value of our common shares issued and the Black Scholes valuation of the warrants. In 2011, 2010 and 2009 we recognized $312,000, $640,000 and $403,000 in expense related to services and consideration provided in exchange for warrants. At December 31, 2011, the amount of unrecorded expense for warrants attributable to future periods was approximately $309,000 which is expected to be amortized to expense on a straight line basis through 2013.

Outstanding warrants by exercise price consisted of the following as of December 31, 2011, 2010 and 2009:

Exercise Price	Expiration Date	2011	2010	2009
$9.55	10/5/2014	883,071	1,079,200	1,079,200
$7.18	11/28/2012	1,079,169	1,079,169	1,079,169
$1.99	11/5/2011	—	300,000	300,000
$4.54	11/5/2011	—	200,000	200,000
$7.00	5/4/2012	200,000	200,000	200,000
$10.25	3/31/2014	100,000	—	—
$9.00	5/28/2012	—	—	100,000
$8.00	5/28/2013	105,000	105,000	—
$7.00	10/3/2011	—	90,000	90,000
$9.55	10/5/2012	85,200	85,200	85,200
$10.00	11/28/2012	80,000	80,000	80,000
$7.50	10/3/2011	—	45,000	45,000
$6.14	3/8/2013	15,000	15,000	—
$6.50	9/30/2012	60,000	60,000	60,000

Total		2,607,440	3,338,569	3,318,569

14.	LONG TERM INCENTIVE PLAN & STOCK OPTIONS

Long Term Incentive Plan & Stock Options

The Board of Directors adopted the Rockwell Medical Technologies, Inc., 2007 Long Term Incentive Plan (LTIP) on April 11, 2007. The shareholders approved the LTIP on May 24, 2007 and approved amendments to the LTIP on May 23, 2008, May 21, 2009, May 27, 2010 and May 26, 2011. There are 4,500,000 common shares reserved for issuance under the LTIP. The Compensation Committee of the Board of Directors (the “Committee”) is responsible for the administration of the LTIP including the grant of stock based awards and other financial incentives including performance based incentives to employees, non-employee directors and consultants.

Upon approval of the LTIP, the 1997 Stock Option Plan (the “Old Plan”) was terminated as to future grants. No options were granted under the Old Plan after 2006.

The Committee determines the terms and conditions of options and other equity based incentives including, but not limited to, the number of shares, the exercise price, term of option and vesting requirements. The Committee approved stock option grants during 2011, 2010 and 2009 and restricted stock grants during 2010 under the LTIP. The stock option awards were granted with an exercise price equal to the market price of the Company’s stock on the date of the grant. The options expire 10 years from the date of grant or upon termination of employment and vest in three equal annual installments beginning on the first anniversary of the date of grant.

We granted 235,000 restricted shares in 2010 under the LTIP. Restricted stock was granted with half of the shares vesting after 18 months from the grant date and the remainder vesting after 36 months from the grant date with vesting conditioned upon continued employment with the Company. Vesting terms of certain grants scheduled to vest in November 2011 were extended until May 2012 upon mutual agreement with the grantees. These restricted stock grants were valued at the market price on the date of grant. For the years ended December 31, 2011, 2010 and 2009, we recognized $596,000, $332,644, and $154,438 in compensation expense for restricted stock awards. The amount of unrecorded stock-based compensation expense for restricted stock awards attributable to future periods was approximately $740,142 as of December 31, 2011.

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

In 2011, 2010 and 2009, the Company received cash proceeds of $719,484, $90,448 and $262,654, respectively, in exchange for shares issued upon the exercise of options during the year. No income tax benefits were recognized during 2011, 2010 and 2009 related to stock option activity as the Company has a full valuation allowance recorded against its deferred tax assets.

A summary of the status of the LTIP and the Old Plan is as follows:

	SHARES	WEIGHTED AVERAGE EXERCISE PRICE	AGGREGATE INTRINSIC VALUE
Outstanding at December 31, 2008	4,063,031	3.44	$4,557,158
Granted	805,000	6.22
Exercised	(333,198)	2.14	$1,037,689
Forfeited	(93,333)	5.13

Outstanding at December 31, 2009	4,441,500	3.95	$16,604,310
Granted	938,000	6.70
Exercised	(78,166)	1.16	$369,887
Forfeited	(12,000)	6.80

Outstanding at December 31, 2010	5,289,334	4.52	$17,879,160
Granted	839,000	8.54
Exercised	(416,201)	1.81	$2,571,874
Forfeited	(229,998)	6.61

Outstanding at December 31, 2011	5,482,135	5.23	$17,761,008

OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
RANGE OF EXERCISE PRICES	NUMBER OF OPTIONS	REMAINING CONTRACTUAL LIFE	WEIGHTED EXERCISE PRICE	NUMBER OF OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE
$ .55 to $ 2.79	1,165,300	1.0-3.5 yrs.	$1.98	1,165,300	$1.98
$ 3.06 to $4.55	1,393,168	1.8-6.9 yrs.	$3.97	1,393,168	$3.97
$ 4.93 to $6.74	1,690,000	5.8-8.6 yrs.	$6.41	1,245,000	$6.47
$ 7.13 to $10.20	1,233,667	7.8-9.7 yrs.	$8.10	149,334	$7.21

Total	5,482,135	5.7 yrs.	$5.23	3,952,802	$4.29

Intrinsic Value	$17,761,008			$16,506,424

	NUMBER OF UNVESTED OPTIONS	WEIGHTED AVERAGE FAIR MARKET VALUE AT GRANT DATE
As of December 31, 2008	941,667
Granted	805,000	$6.22
Forfeited	(93,333)
Vested	(348,334)

As of December 31, 2009	1,305,000
Granted	938,000	$4.07
Forfeited	(12,000)
Vested	(621,889)

As of December 31, 2010	1,609,111
Granted	839,000	$5.06
Forfeited	(229,998)
Vested	(688,780)

As of December 31, 2011	1,529,333

The per share weighted average fair market values at the date of grant for options granted to employees during the year ended December 31, 2011 was $5.06. The fair market values of stock options granted during the year ended December 31, 2011 was determined using the Black Scholes option pricing model using the following assumptions: dividend yield of 0.0%, risk free interest rates of 1.1-2.6%, volatility of 63-64% and expected lives of 6 years.

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

For the years ended December 31, 2011, 2010, and 2009 we recognized compensation expense of $3,469,703, $3,048,750 and $1,795,246, respectively related to options granted to employees under the LTIP with a corresponding credit to common stock. At December 31, 2011, the amount of unrecorded stock-based compensation expense for stock options attributable to future periods was approximately $4,641,188 which is expected to be amortized to expense over the remaining three year vesting period of the options.

As of December 31, 2011, the remaining number of common shares available for equity awards under the LTIP was 701,331.

15.	RISK MANAGEMENT

Insurance

We evaluate various kinds of risk that we are exposed to in our business. In our evaluation of risk, we evaluate options and alternatives to mitigating such risks. For certain insurable risks we may acquire insurance policies to protect against potential losses or to partially insure against certain risks. For our subsidiary, Rockwell Transportation, Inc., we maintain a partially uninsured workers’ compensation plan. Under the policy, the Company’s self-insurance retention is $350,000 per occurrence and $745,571 in aggregate coverage for the policy year ending July 1, 2012. The total amount at December 31, 2011 by which retention limits exceed the claims paid and accrued is approximately $707,506 for the policy year ending July 1, 2012. Estimated additional future claims subject to payment by the Company of approximately $87,950 have been accrued at December 31, 2011.

At December 31, 2011, approximately $200,000 was held in cash collateral and escrow by the insurance carrier for workers’ compensation insurance. At December 31, 2011 amounts held in cash collateral and escrow are included in prepaid expenses and other non-current assets in the consolidated financial statements. As the transition to this partially insured plan commenced July 1, 2011, no such amounts were accrued or held in escrow as of December 31, 2010.

Litigation

From time to time in the ordinary course of business, we become involved in various lawsuits, claims and proceedings relating to the conduct of our business, including those pertaining to commercial, intellectual property and employment claims. While we cannot reasonably predict the outcome of any lawsuit, claim or proceeding, we intend to vigorously defend these matters. However, if we are unsuccessful in our defense, these matters could result in a material adverse impact to our financial position and results of operations. The Company is a defendant in various legal actions that have arisen in the ordinary course of business. In the opinion of management, eventual resolution of these claims will not have a material effect on the Company’s financial position or results of operations.

16.	SUBSEQUENT EVENT

On February 15, 2012, the Company completed a registered direct equity financing transaction in which it raised gross proceeds of $17,527,500. The Company issued 1,845,000 common shares related to this transaction. The Company expects to realize net proceeds of approximately $16,225,000 after investment banker commissions, legal expenses and other expenses associated with the transaction.

17.	QUARTERLY RESULTS OF OPERATIONS

The following is a summary of the quarterly results of operations for the years ended December 31, 2011 and 2010.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011
Sales	$13,290,787	$11,802,307	$11,976,329	$11,896,808
Cost of Sales	11,639,242	10,731,258	10,600,144	10,352,677

Gross Profit	1,651,545	1,071,049	1,376,185	1,544,131
Selling, General and Administrative	2,246,553	2,372,597	2,271,350	2,631,805
Research and Product Development	2,402,596	3,313,762	4,221,118	7,867,886

Operating Income (Loss)	(2,997,604)	(4,615,310)	(5,116,283)	(8,955,560)
Interest and Investment Income, net	85,968	77,542	77,107	3,432
Interest Expense	601	504	408	331

Income (Loss) Before Income Taxes	(2,912,237)	(4,538,272)	(5,039,584)	(8,952,459)
Income Tax Expense	—	—	1,958	47

Net Income (Loss)	$(2,912,237)	$(4,538,272)	$(5,041,542)	$(8,952,506)

Basic And Diluted Earnings (Loss) Per Share	$(.17)	$(.26)	$(.28)	$(.49)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2010
Sales	$14,979,952	$15,506,712	$14,745,414	$14,322,514
Cost of Sales	12,666,423	12,735,047	12,345,221	11,947,062

Gross Profit	2,313,529	2,771,665	2,400,193	2,375,452
Selling, General and Administrative	2,194,903	2,221,336	2,431,367	2,460,015
Research and Product Development	517,415	441,273	727,978	1,735,468

Operating Income (Loss)	(398,789)	109,056	(759,152)	(1,820,031)
Interest and Investment Income, net	9,458	10,926	17,257	157,577
Interest Expense	4,349	3,065	1,462	825

Income (Loss) Before Income Taxes	(393,680)	116,917	(743,357)	(1,663,279)
Income Tax Expense	—	—	—	—

Net Income (Loss)	$(393,680)	$116,917	$(743,357)	$(1,663,279)

Basic And Diluted Earnings (Loss) Per Share	$(.02)	$.01	$(.04)	$(.10)

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions	(Deductions)	Balance at End of Period
Allowance for Doubtful Accounts:
Year ended December 31, 2011	$23,231	$8,527	$(2,285)	$29,473
Year ended December 31, 2010	$31,472	$2,927	$(11,168)	$23,231
Year ended December 31, 2009	$96,751	$9,840	$(75,120)	$31,472
Inventory Reserve:
Year ended December 31, 2011	$59,633	$18,501	$(38,332)	$39,803
Year ended December 31, 2010	$32,455	$56,748	$(29,570)	$59,633
Year ended December 31, 2009	$98,345	$27,169	$(93,059)	$32,455
Deferred Tax Asset Valuation Allowance:
Year ended December 31, 2011	$11,963,000	$7,763,000	$—	$19,726,000
Year ended December 31, 2010	$10,930,000	$1,033,000	$—	$11,963,000
Year ended December 31, 2009	$8,658,000	$2,272,000	$—	$10,930,000

Allowances and reserves are deducted from the accounts to which they apply.

S-1