Form 10-Q
period 2012-03-31
ROCKWELL MEDICAL TECHNOLOGIES INC
filed 2012-05-07
CIK 1041024

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2012
Common Stock, no par value	20,857,720 shares

Rockwell Medical Technologies, Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

As of March 31, 2012 and December 31, 2011

	March 31, 2012 (Unaudited)	December 31, 2011
ASSETS
Cash and Cash Equivalents	$13,639,404	$5,715,246
Investments Available for Sale	11,911,484	11,810,775
Accounts Receivable, net of a reserve of $47,000 in 2012 and $29,000 in 2011	4,215,075	4,222,816
Inventory	2,410,235	2,504,127
Other Current Assets	1,664,372	1,643,565

Total Current Assets	33,840,570	25,896,529

Property and Equipment, net	2,132,831	2,290,476
Intangible Assets	792,016	833,773
Goodwill	920,745	920,745
Other Non-current Assets	1,736,431	1,998,076

Total Assets	$39,422,593	$31,939,599

LIABILITIES AND SHAREHOLDERS’ EQUITY

Capitalized Lease Obligations	$4,232	$6,470
Accounts Payable	4,661,925	5,364,537
Accrued Liabilities	9,043,022	8,225,015
Customer Deposits	126,521	96,329

Total Current Liabilities	13,835,700	13,692,351

Capitalized Lease Obligations	1,451	2,280

Shareholders’ Equity:
Common Shares, no par value, 20,707,886 and 18,710,002 shares issued and outstanding	85,193,308	67,407,847
Common Share Purchase Warrants, 2,596,440 and 2,607,440 warrants issued and outstanding	7,125,190	7,103,975
Accumulated Deficit	(66,552,653)	(55,985,742)
Accumulated Other Comprehensive Loss	(180,403)	(281,112)

Total Shareholders’ Equity	25,585,442	18,244,968

Total Liabilities And Shareholders’ Equity	$39,422,593	$31,939,599

The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED INCOME STATEMENTS

For the three months ended March 31, 2012 and March 31, 2011

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011
Sales	$12,028,417	$13,290,787
Cost of Sales	10,401,941	11,639,242

Gross Profit	1,626,476	1,651,545
Selling, General and Administrative	2,898,684	2,246,553
Research and Product Development	9,405,547	2,402,596

Operating Income (Loss)	(10,677,755)	(2,997,604)
Interest and Investment Income, net	111,097	85,968
Interest Expense	253	601

Income (Loss) Before Income Taxes	(10,566,911)	(2,912,237)
Income Tax Expense	—	—

Net Income (Loss)	$(10,566,911)	$(2,912,237)

Basic Earnings (Loss) per Share	($.54)	($.17)

Diluted Earnings (Loss) per Share	($.54)	($.17)

The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the three months ended March 31, 2012 and March 31, 2011

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2012	March 31, 2011
Net Income (Loss)	$(10,566,911)	$(2,912,237)
Unrealized Gain on Available-for-Sale Investments	100,709	15,303

Comprehensive Income (Loss)	$(10,466,202)	$(2,896,934)

The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For The Three Months Ended March 31, 2012

(Unaudited)

	COMMON SHARES		PURCHASE WARRANTS
	SHARES	AMOUNT	WARRANTS	AMOUNT	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL SHAREHOLDER’S EQUITY
Balance as of December 31, 2011	18,710,002	$67,407,847	2,607,440	$7,103,975	$(55,985,742)	$(281,112)	$18,244,968

Net Loss	—	—	—	—	(10,566,911)	—	(10,566,911)

Unrealized Gain (Loss) on Available-for-Sale Investments						100,709	100,709

Issuance of Common Shares	1,887,667	16,252,287	—	—	—	—	16,252,287

Purchase Warrant Expense				34,567			34,567

Exercise of Purchase Warrants	10,217	78,352	(11,000)	(13,352)	—	—	65,000

Stock Option Based Expense	—	1,089,028	—	—	—	—	1,089,028

Restricted Stock Amortization	—	114,794	—	—	—	—	114,794

Shares Issued in Exchange for Services	100,000	1,004,000					1,004,000

Unearned Share Compensation		(753,000)					(753,000)

Balance as of March 31, 2012	20,707,886	$85,193,308	2,596,440	$7,125,190	$(66,552,653)	$(180,403)	$25,585,442

The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2012 and March 31, 2011

(Unaudited)

	2012	2011
Cash Flows From Operating Activities:
Net (Loss)	$(10,566,911)	$(2,912,237)
Adjustments To Reconcile Net Loss To Net Cash Used In Operating Activities:
Depreciation and Amortization	277,200	329,955
Share Based Compensation – Non-employee	285,568	2,993
Share Based Compensation- Employees	1,203,821	1,054,838
Loss (Gain) on Disposal of Assets	10,395	6,070

Changes in Assets and Liabilities:
(Increase) Decrease in Accounts Receivable	7,741	(180,362)
Decrease in Inventory	93,892	154,482
(Increase) Decrease in Other Assets	240,838	(2,325,988)
(Decrease) in Accounts Payable	(702,612)	(958,142)
Increase in Other Liabilities	848,199	266,825

Changes in Assets and Liabilities	488,058	(3,043,185)

Cash Provided By (Used) In Operating Activities	(8,301,869)	(4,561,566)

Cash Flows From Investing Activities:
Purchase of Equipment	(88,543)	(121,082)
Proceeds on Sale of Assets	350	—
(Purchase) of Investments Available for Sale	—	(81,686)

Cash (Used) In Investing Activities	(88,193)	(202,768)

Cash Flows From Financing Activities:
Proceeds from Issuance of Common Shares and Purchase Warrants	16,317,287	459,370
Payments on Notes Payable and Capital Lease Obligations	(3,067)	(6,083)

Cash Provided By Financing Activities	16,314,220	453,287

Increase (Decrease) In Cash	7,924,158	(4,311,047)
Cash At Beginning Of Period	5,715,246	12,263,449

Cash At End Of Period	$13,639,404	$7,952,402

Supplemental Cash Flow disclosure
	2012	2011
Interest Paid	$253	$601

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

2. Summary of Significant Accounting Policies

Basis of Presentation

Our consolidated financial statements include our accounts and the accounts for our wholly owned subsidiary, Rockwell Transportation, Inc. All intercompany balances and transactions have been eliminated in consolidation. The accompanying consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America, or “GAAP,” and with the instructions to Form 10-Q and Securities and Exchange Commission Regulation S-X as they apply to interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

In the opinion of our management, all adjustments have been included which are necessary to make the financial statements not misleading. All of these adjustments that are material are of a normal and recurring nature. Our operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012. You should read our unaudited interim financial statements together with the financial statements and related footnotes for the year ended December 31, 2011 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 includes a description of our significant accounting policies.

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

Investments Available for Sale

Investments Available for Sale are short-term investments, consisting principally of investments in short term duration bond funds, and are stated at fair value based upon observed market prices (Level 1 in the fair value hierarchy). Unrealized holding gains or losses on these securities are included in accumulated other comprehensive income (loss). Realized gains and losses, including declines in value judged to be other-than-temporary on available-for-sale securities are included as a component of other income or expense. There were no such realized gains or losses during the three months ended March 31, 2012.

Research and Product Development

We recognize research and product development expenses as incurred. We incurred product development and research costs related to the commercial development, patent approval and regulatory approval of new products, including iron supplemented dialysate, aggregating approximately $9.4 million and $2.4 million for the three months ended March 31, 2012 and 2011, respectively. We are conducting human clinical trials on our drug candidate, Soluble Ferric Pyrophosphate, or SFP. We recognize the costs of the human clinical trials as the costs are incurred and services performed over the duration of the trials.

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

	Three months ended March 31,
	2012	2011
Basic Weighted Average Shares Outstanding	19,441,971	17,307,179
Effect of Dilutive Securities	—	—

Diluted Weighted Average Shares Outstanding	19,441,971	17,307,179

Statement of Comprehensive Income

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Statement of Comprehensive Income” (“ASU 2011-05”), which requires entities to present net income and other comprehensive income in either a single continuous statement or in two separate, but consecutive, statements of net income and other comprehensive income. ASU 2011-05 was effective for our fiscal year beginning January 1, 2012. The standard did not impact our reported results of operations but did impact our financial statement presentation. We now present items of other comprehensive income in the Statement of Consolidated Comprehensive Income rather than in the Statement of Shareholders’ Equity.

3. Inventory

Components of inventory as of March 31, 2012 and December 31, 2011 are as follows:

	March 31,	December 31,
	2012	2011
Raw Materials	$905,663	$819,523
Work in Process	92,128	171,842
Finished Goods	1,412,444	1,512,762

Total	$2,410,235	$2,504,127

4. Other Current Assets

Other current assets includes amounts advanced to contract services providers. These advances will offset future liabilities incurred with contract services providers for services and travel related to our clinical trials. As of March 31, 2012, the amount included in other current assets was $0.9 million.

5. Other Non-Current Assets

Other non-current assets includes amounts advanced to contract services providers. These advances will offset future liabilities incurred with contract services providers for services and travel related to our clinical trials. As of March 31, 2012, the amount included in other non-current assets was $1.3 million.

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

We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which are based on information available to us on the date of this report or, if made elsewhere, as of the date made. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed below and elsewhere in this report, and from time to time in our other reports filed with the Securities and Exchange Commission, including, without limitation, in “Item 1A — Risk Factors” in our Form 10-K for the year ended December 31, 2011.

•

The dialysis provider market is highly concentrated in national and regional dialysis chains that account for the majority of our domestic revenue. Our business is substantially dependent on a few customers that account for a substantial portion of our sales. The loss of any of these customers would have a material adverse effect on our results of operations and cash flow.

•	We operate in a very competitive market against a substantially larger competitor with greater resources.

•	Our lead drug candidate requires FDA approval and expensive clinical trials before it can be marketed.

•	Even if our new drug products are approved by the FDA we may not be able to market them successfully.

•	We may not be successful in maintaining our gross profit margins.

•	We have incurred net losses in each of the last several years and we may not achieve or sustain profitability.

•

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

•

We depend on contract research organizations and independent clinicians to manage and conduct our clinical trials and if they fail to follow our protocol or meet FDA regulatory requirements our clinical trial data and results could be compromised delaying our development plans or causing us to do more testing than planned.

•	Foreign approvals to market our new drug products may be difficult to obtain.

•	We may not have sufficient products liability insurance.

•	Our Board of Directors is subject to potential deadlock.

•	Shares eligible for future sale may affect the market price of our common shares.

•

We could have a material weakness in our internal control over financial reporting, which, until remedied, could result in errors in our financial statements requiring restatement of our financial statements. As a result, investors may lose confidence in our reported financial information, which could lead to a decline in our stock price.

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

Overview and Recent Developments

Rockwell Medical operates in a single business segment as a specialty pharmaceutical company offering innovative products targeting hemodialysis chronic kidney disease. As an established manufacturer delivering high-quality hemodialysis concentrates to dialysis providers and distributors in the U.S. and abroad, we provide products used to maintain human life, remove toxins and replace critical nutrients in the dialysis patient’s bloodstream.

We are currently developing unique, proprietary renal drug therapies. These novel renal drug therapies support disease management initiatives to improve the quality of life and care of dialysis patients and are designed to deliver safe and effective therapy, while decreasing drug administration costs and improving patient convenience and outcome.

Our strategy is to develop high potential drug candidates while also expanding our dialysis products business, which had sales of $12.0 million in the first quarter of 2012. Our dialysis products business is cash flow positive excluding research and development expenses, and provides an in-place sales and distribution infrastructure and conduit with established business relationships to sell our drug products into the dialysis market.

Our product development costs were primarily related to SFP, our lead drug candidate. We believe our SFP product has unique and substantive benefits compared to current treatment options and has the potential to compete in the iron delivery therapy market. Obtaining regulatory approval for a drug in the United States is expensive and can take several years. We expect to incur substantial costs on product testing and development over the next several years and expect to incur losses from operations until SFP is approved and marketed. In addition to our SFP testing and approval process, we plan to spend additional amounts on drug development of extensions of SFP technology as well as on other opportunities.

In 2011, we acquired the right to manufacture Calcitriol, a generic vitamin D analogue, indicated in the treatment of secondary hyperparathyroidism, which is common in ESRD patients. We are in the process of obtaining FDA approval to make a change in manufacturing locations and intend to begin marketing Calcitriol following regulatory approval of manufacturing changes, which is expected in late 2012.

As of March 31, 2012 we had $25.6 million in cash and investments.

Results of Operations for the Three Months Ended March 31, 2012 and March 31, 2011

Sales

Sales in the first quarter of 2012 were $12.0 million compared to $13.3 million in the first quarter of 2011. Sales decreased $1.3 million or 9.5% largely due to reduced purchase volumes from one international distributor of $1.4 million partially offset by a $0.5 million increase in other international sales. Domestic sales were $0.4 million lower than the first quarter of last year primarily due to continuing changes in product mix resulting in lower sales dollars per unit as well as due to the loss of some smaller chain accounts that were acquired by other customers for whom we do not supply products. Over the last year, many customers have converted to our dry acid concentrate product line, which lowers providers’ cost per treatment and reduces our sales, but improves our gross profit margins by reducing shipping costs.

Gross Profit

Gross profit margins in the first quarter of 2012 were 13.5% compared to 12.4% in the first quarter of 2011, an increase of 1.1 percentage points. Gross profit dollars in the first quarter were approximately equivalent to the first quarter of 2011 as changes to product mix, pricing and other costs offset the impact of lower sales volumes and higher fuel and material costs.

Selling, General and Administrative Expense

Selling, general and administrative expense during the first quarter of 2012 was $2.9 million, an increase of $0.7 million or 29.0% compared to the first quarter of 2011. The increase was largely due to higher charges for non-cash equity compensation of $0.4 million and higher legal costs $0.1 million.

Research and Development

Research and development costs were $9.4 million and $2.4 million in the first quarter of 2012 and 2011, respectively. Spending in both years was primarily for clinical testing and development of SFP with the increase in 2012 due to the increased testing associated with the SFP Phase III clinical program.

Interest and Investment Income, Net

Our net interest and investment income was $111,000 in the first quarter of 2012 compared to net interest and investment income of $86,000 in the first quarter of 2011. This increase in net interest and investment income was the result of slightly higher yields on our investments.

Liquidity and Capital Resources

Our strategy is centered on obtaining regulatory approval to market SFP and developing other high potential drug candidates, while also expanding our dialysis products business. We expect to expend substantial amounts in support of our clinical development plan and regulatory approval of SFP and its extensions and other product development opportunities. These initiatives will require the expenditure of substantial cash resources. We expect our cash needs for research and development spending to be significant over the next two years as we execute our clinical development program for SFP and other development initiatives. We are also required to make an additional cash payment of $550,000 in connection with our acquisition of the right to market Calcitriol and funding will be necessary to obtain FDA approval for our contract manufacturer to manufacture the product for us. However, these expenditures relating to Calcitriol are not expected to have a material effect on our liquidity or financial position.

Our cash resources include cash generated from our business operations and from proceeds of equity offerings. As of March 31, 2012, we had $25.6 million in cash and investments. In February 2012, we completed a common stock offering realizing $17.5 million in gross proceeds and approximately $16.2 million in net proceeds. We expect to generate additional cash from our business operations and from other sources, which may include the exercise of outstanding warrants, the possible out-licensing of SFP outside the United States, out-licensing of certain SFP uses outside the dialysis market, and other capital raising alternatives as needed.

Our current assets exceeded our current liabilities by $20.8 million as of March 31, 2012. During the first quarter of 2012, we used $8.3 million in cash for our operations. Our research and development expenses were $9.4 million in the first quarter of 2012.

We believe our current and prospective sources of cash resources are sufficient to fund our anticipated research and development activities as well as our ordinary course operating cash requirements in 2012. We expect to generate positive cash flow from operations in 2012, excluding the effect of our research and development expenses, assuming relative stability in the markets for fuel and our key raw materials and relatively stable revenues. In addition, we may realize substantial cash proceeds from in-the-money warrants that expire in 2012 aggregating approximately $9.5 million. However, if we use more cash than anticipated for SFP development, if we are required to do more testing than expected, if the assumptions underlying our cash flow projections prove to be incorrect, or if we pursue opportunities to expand our business, we may need to obtain additional cash, such as through equity financing, debt financing of capital expenditures or a line of credit, to supplement our working capital. We explore opportunities from time to time to increase our cash resources, to reduce our liquidity risk and to have resources available to permit us to pursue expansion opportunities. Alternatively, we may seek to enter into product development arrangements with an international partner in order to fully execute our strategic plan. We may also evaluate alternative sources of business development funding, licensing agreements with international marketing partners, sub-licensing of certain products for certain markets and other potential funding sources.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our current exposure to interest rate risk is limited to changes in interest rates on short term investments of cash. As of March 31, 2012, we had $0.4 million in short term investments in a money market fund and $11.9 million in short term bond funds.

A hypothetical 100 basis point increase in market interest rates for short term liquid investments would increase our annualized interest income by an immaterial amount, assuming we invested $0.4 million in short term investments and that level remained constant for the year. We did not perform an analysis of a 100 basis point decrease in market interest rates as such an analysis would be meaningless in light of current rates.

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

Remediation of Material Weakness

As discussed in the Company’s Annual Report on Form-10-K for the year ended December 31, 2011, there was a material weakness in internal control over financial reporting identified by management relating to the timely recognition and recording of research and development expenses related to the Company’s clinical trials. As a result of this material weakness at December 31, 2011, there were misstatements in accounts payable, accrued liabilities and research and development expense in the preliminary consolidated financial statements that were corrected prior to issuance of the Company’s consolidated financial statements. The material weakness did not result in a material misstatement of any previously filed financial statements but posed the risk that it could result in a material misstatement that may not be prevented or detected on a timely basis.

During the first quarter of 2012, management addressed this control deficiency by assigning additional personnel resources to this activity to ensure accurate and timely recording of research and development expenditures by each vendor. Management changed its control procedures to ensure that all liabilities were identified and accurately calculated and that those calculations were properly reviewed. As a result of these changes and subsequent review and testing by management, management has concluded that the previously reported material weakness no longer existed as of March 31, 2012.

Changes in Internal Control over Financial Reporting

Except as described above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15 under the Exchange Act) during the most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1A. Risk Factors

For information regarding risk factors affecting us, see “Risk Factors” in Item 1A of Part I of our 2011 Annual Report on Form 10-K. There have been no material changes to the risk factors described in such Form 10-K, except as described below.

As disclosed above, the material weakness in internal control over financial reporting identified by management and disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 has been remediated. As a result, the risk factor entitled “We have a material weakness in our internal control over financial reporting, which, until remedied, could result in errors in our financial statements requiring restatement of our financial statements. As a result, investors may lose confidence in our reported financial information, which could lead to a decline in our stock price.” has been amended and restated in its entirety as set forth below. In addition, the risk factor entitled “Even if our new drug products are approved by the FDA, we may not be able to market those successfully.” is amended and restated in its entirety as set forth below.

We could have a material weakness in our internal control over financial reporting, which, until remedied, could result in errors in our financial statements requiring restatement of our financial statements. As a result, investors may lose confidence in our reported financial information, which could lead to a decline in our stock price.

SEC rules require us to evaluate the effectiveness of our internal control over financial reporting as of the end of each year, and to include a management report assessing the effectiveness of our internal control over financial reporting in each Annual Report on Form 10-K. In our annual assessment of internal controls over financial reporting that management performed for the year ended December 31, 2011, we identified a material weakness in our internal control over financial reporting. Although we believe this material weakness has been remedied, it is possible, due to the small size of our accounting staff, that we may identify other control deficiencies in the future that constitute one or more material weaknesses. If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements and in our disclosure that could require restatements. Investors may lose confidence in our reported financial information and in our disclosure, which could lead to a decline in our stock price.

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

Even if we receive FDA approval to manufacture and market our new drug products, we may not be able to market them successfully.

We are seeking FDA approval to manufacture and market our lead drug candidate, SFP, for which late-stage clinical trials are ongoing. We are also seeking FDA approval for a change in manufacturing location for our approved generic drug called Calcitriol. While we anticipate timely manufacturing approval for Calcitriol, if we encounter manufacturing delays with our contract manufacturer, FDA approval could be delayed.

Even if SFP and the manufacturing change for Calcitriol are approved by the FDA, the commercial success of these drugs will be affected by a number of factors, including the following:

•	Both drugs will have to compete against existing products, including some that currently dominate their respective markets, and others that later enter the markets;

•	it may be difficult to gain market acceptance of the new products;

•	nephrologists, anemia managers and dialysis chains may be slow to change their clinical practice protocols for new products or may not change their protocols at all;

•	achieving and maintaining compliance with all applicable regulatory requirements;

•	the effectiveness of our marketing, sales and distribution strategies and operations for development and commercialization of these drugs;

•	a continued acceptable safety profile of SFP following FDA approval; and

•	changes to government reimbursement practices that could adversely affect dialysis providers’ ability to purchase or pay for our drug products.

Many of these factors are beyond our control. Accordingly, we cannot assure you that we will ever be able to generate revenues through the sale of SFP or Calcitriol. If we are not successful in commercializing our drugs, it would have a material adverse effect on our financial position and results of operations and the market value of our common shares.

Item 6. Exhibits

See Exhibit Index following the signature page, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKWELL MEDICAL TECHNOLOGIES, INC.
(Registrant)

Date: May 7, 2012	/s/ ROBERT L. CHIOINI
Robert L. Chioini
President and Chief Executive
Officer (principal
executive officer) (duly authorized officer)

Date: May 7, 2012	/s/ THOMAS E. KLEMA
Thomas E. Klema
Vice President and Chief
Financial Officer
(principal financial
officer and principal accounting officer)

10-Q EXHIBIT INDEX

The following documents are filed as part of this report or were previously filed and incorporated herein by reference to the filing indicated. Exhibits not required for this report have been omitted. Our Commission file number is 000-23661.

Exhibit No.	Description

10.43	Form of Amendment to 2010 Restricted Stock Award Agreement as of March 7, 2012 with Robert L. Chioini, Thomas E. Klema, and Dr. Ajay Gupta (Company’s Current Report on Form 8-K dated March 7, 2012)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934

101. INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase

101.DEF *	XBRL Taxonomy Extension Definition Database

101.LAB *	XBRL Taxonomy Extension Label Linkbase

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.