Form 10-Q
period 2012-06-30
ROCKWELL MEDICAL, INC.
filed 2012-08-07
CIK 1041024

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-23661

ROCKWELL MEDICAL, INC.

(Exact name of registrant as specified in its charter)

Michigan	38-3317208
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

30142 Wixom Road, Wixom, Michigan	48393
(Address of principal executive offices)	(Zip Code)

(248) 960-9009

(Registrant’s telephone number, including area code)

ROCKWELL MEDICAL TECHNOLOGIES, INC.

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 30, 2012
Common Stock, no par value	21,268,820 shares

Rockwell Medical, Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ROCKWELL MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

As of June 30, 2012 and December 31, 2011

	June 30, 2012 (Unaudited)	December 31, 2011
ASSETS
Cash and Cash Equivalents	$6,469,912	$5,715,246
Investments Available for Sale	13,915,937	11,810,775
Accounts Receivable, net of a reserve of $23,000 in 2012 and $29,000 in 2011	4,356,005	4,222,816
Inventory	2,762,089	2,504,127
Other Current Assets	1,893,444	1,643,565

Total Current Assets	29,397,387	25,896,529

Property and Equipment, net	2,034,386	2,290,476
Intangible Assets	750,258	833,773
Goodwill	920,745	920,745
Other Non-current Assets	988,231	1,998,076

Total Assets	$34,091,007	$31,939,599

LIABILITIES AND SHAREHOLDERS’ EQUITY

Capitalized Lease Obligations	$3,533	$6,470
Accounts Payable	6,411,007	5,364,537
Accrued Liabilities	10,794,235	8,225,015
Customer Deposits	209,752	96,329

Total Current Liabilities	17,418,527	13,692,351

Capitalized Lease Obligations	591	2,280

Shareholders’ Equity:
Common Shares, no par value, 21,267,320 and 18,710,002 shares issued and outstanding	88,407,885	67,407,847
Common Share Purchase Warrants, 2,376,440 and 2,607,440 warrants issued and outstanding	6,897,948	7,103,975
Accumulated Deficit	(78,457,994)	(55,985,742)
Accumulated Other Comprehensive Loss	(175,950)	(281,112)

Total Shareholders’ Equity	16,671,889	18,244,968

Total Liabilities And Shareholders’ Equity	$34,091,007	$31,939,599

The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED INCOME STATEMENTS

For the three and six months ended June 30, 2012 and June 30, 2011

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Sales	$12,124,790	$11,802,307	$24,153,207	$25,093,094
Cost of Sales	10,405,991	10,731,258	20,807,932	22,370,500

Gross Profit	1,718,799	1,071,049	3,345,275	2,722,594
Selling, General and Administrative	2,824,379	2,372,597	5,723,063	4,619,150
Research and Product Development	10,876,396	3,313,762	20,281,943	5,716,358

Operating Income (Loss)	(11,981,976)	(4,615,310)	(22,659,731)	(7,612,914)
Interest and Investment Income, net	77,091	77,542	188,188	163,510
Interest Expense	456	504	709	1,105

Income (Loss) Before Income Taxes	(11,905,341)	(4,538,272)	(22,472,252)	(7,450,509)
Income Tax Expense	—	—	—	—

Net Income (Loss)	$(11,905,341)	$(4,538,272)	$(22,472,252)	$(7,450,509)

Basic Earnings (Loss) per Share	($.58)	($.26)	($1.12)	($.43)

Diluted Earnings (Loss) per Share	($.58)	($.26)	($1.12)	($.43)

The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the three and six months ended June 30, 2012 and June 30, 2011

(Unaudited)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Net Income (Loss)	$(11,905,341)	$(4,538,272)	$(22,472,252)	$(7,450,509)
Unrealized Gain on Available-for-Sale Investments	4,453	25,965	105,162	41,268

Comprehensive Income (Loss)	$(11,900,888)	$(4,512,307)	$(22,367,090)	$(7,409,241)

The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For The Six Months Ended June 30, 2012

(Unaudited)

	COMMON SHARES		PURCHASE WARRANTS
	SHARES	AMOUNT	WARRANTS	AMOUNT	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL SHAREHOLDER’S EQUITY
Balance as of December 31, 2011	18,710,002	$67,407,847	2,607,440	$7,103,975	$(55,985,742)	$(281,112)	$18,244,968

Net Loss	—	—	—	—	(22,472,252)	—	(22,472,252)

Unrealized Gain (Loss) on Available-for-Sale Investments						105,162	105,162

Issuance of Common Shares	2,127,101	16,190,640	—	—	—	—	16,190,640

Purchase Warrant Expense				73,125			73,125

Exercise of Purchase Warrants	230,217	1,874,152	(231,000)	(279,152)	—	—	1,595,000

Stock Option Based Compensation	—	2,102,455	—	—	—	—	2,102,455

Restricted Stock Amortization	—	291,154	—	—	—	—	291,154

Shares Issued in Exchange for Services	200,000	1,854,000					1,854,000

Unearned Share Compensation		(1,312,363)					(1,312,363)

Balance as of June 30, 2012	21,267,320	$88,407,885	2,376,440	$6,897,948	$(78,457,994)	$(175,950)	$16,671,889

The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2012 and June 30, 2011

(Unaudited)

	2012	2011
Cash Flows From Operating Activities:
Net (Loss)	$(22,472,252)	$(7,450,509)
Adjustments To Reconcile Net Loss To Net Cash Used In Operating Activities:
Depreciation and Amortization	555,182	650,695
Share Based Compensation – Non-employee	614,762	64,073
Share Based Compensation – Employees	2,393,609	2,138,960
Loss (Gain) on Disposal of Assets	25,340	25,299

Changes in Assets and Liabilities:
Decrease (Increase) in Accounts Receivable	(133,189)	10,153
Decrease (Increase) in Inventory	(257,962)	579,181
(Increase) Decrease in Other Assets	759,966	(934,548)
Increase (Decrease) in Accounts Payable	1,046,470	(440,717)
Increase in Other Liabilities	2,682,643	399,522

Changes in Assets and Liabilities	4,097,928	(386,409)

Cash Provided By (Used) In Operating Activities	(14,785,431)	(4,957,891)

Cash Flows From Investing Activities:
Purchase of Equipment	(242,495)	(210,704)
Proceeds on Sale of Assets	1,578	—
(Purchase) of Investments Available for Sale	(2,000,000)	(159,229)

Cash (Used) In Investing Activities	(2,240,917)	(369,933)

Cash Flows From Financing Activities:
Proceeds from Issuance of Common Shares and Purchase Warrants	17,785,640	2,393,317
Payments on Notes Payable and Capital Lease Obligations	(4,626)	(10,950)

Cash Provided By Financing Activities	17,781,014	2,382,367

Increase (Decrease) In Cash	754,666	(2,945,457)
Cash At Beginning Of Period	5,715,246	12,263,449

Cash At End Of Period	$6,469,912	$9,317,992

Supplemental Cash Flow Disclosure
	2012	2011
Interest Paid	$709	$1,105

The accompanying notes are an integral part of the consolidated financial statements.

Rockwell Medical, Inc. and Subsidiary

Notes to Consolidated Financial Statements

1. Description of Business

Rockwell Medical, Inc. and Subsidiary (collectively, “we”, “our”, “us”, or the “Company”) manufacture, sell and distribute hemodialysis concentrates and other ancillary medical products and supplies used in the treatment of patients with End Stage Renal Disease, or “ESRD”. We supply our products to medical service providers who treat patients with kidney disease. Our products are used to cleanse patients’ blood and replace nutrients lost during the kidney dialysis process. We primarily sell our products in the United States.

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

In the opinion of our management, all adjustments have been included which are necessary to make the financial statements not misleading. All of these adjustments that are material are of a normal and recurring nature. Our operating results for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012. You should read our unaudited interim financial statements together with the financial statements and related footnotes for the year ended December 31, 2011 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 includes a description of our significant accounting policies.

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

Investments Available for Sale

Investments Available for Sale are short-term investments, consisting principally of investments in short term duration bond funds, and are stated at fair value based upon observed market prices (Level 1 in the fair value hierarchy). Unrealized holding gains or losses on these securities are included in accumulated other comprehensive income (loss). Realized gains and losses, including declines in value judged to be other-than-temporary on available-for-sale securities are included as a component of other income or expense. There were no such realized gains or losses during the three months ended June 30, 2012.

We hold investments in available for sale securities in short term bond funds. These funds generally hold high credit quality short term debt instruments. These debt instruments are subject to changes in fair market value due to changes in interest rates. The market value of these investments was $13,915,937 and $12,004,123 as of June 30, 2012 and 2011, respectively. Each of the bond funds is in an unrealized loss position and has been for more than 12 months. Total unrealized losses were $175,950 and $172,355 at June 30, 2012 and 2011, respectively. The Company evaluated the near term interest rate environment, the expected holding period of the investments along with the duration of the fund portfolios in assessing the severity and duration of the potential impairment. Based on that evaluation the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2012.

There were no sales proceeds or realized gains and losses on securities classified as available-for-sale in the first six months of 2012.

Research and Product Development

We recognize research and product development expenses as incurred. We incurred product development and research costs related to the commercial development, patent approval and regulatory approval of new products, including our iron supplemented dialysate drug candidate, Soluble Ferric Pyrophosphate, or SFP, aggregating approximately $20.3 million and $5.7 million for the six months ended June 30, 2012 and 2011, respectively. We are conducting human clinical trials on SFP. We recognize the costs of the human clinical trials as the costs are incurred and services performed over the duration of the trials.

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

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Basic Weighted Average Shares Outstanding	20,568,133	17,575,673	20,001,975	17,441,426
Effect of Dilutive Securities	—	—	—	—

Diluted Weighted Average Shares Outstanding	20,568,133	17,575,673	20,001,975	17,441,426

3. Inventory

Components of inventory as of June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012	December 31, 2011
Raw Materials	$1,043,730	$819,523
Work in Process	177,946	171,842
Finished Goods	1,540,413	1,512,762

Total	$2,762,089	$2,504,127

4. Other Current Assets

Other current assets includes amounts advanced to contract services providers. These advances will offset future liabilities incurred with contract services providers for services and travel related to our clinical trials. As of June 30, 2012, the amount included in other current assets was $1.3 million.

5. Other Non-Current Assets

Other non-current assets includes amounts advanced to contract services providers. These advances will offset future liabilities incurred with contract services providers for services and travel related to our clinical trials. As of June 30, 2012, the amount included in other non-current assets was $0.6 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this report. References in this report to “we,” “our” and “us” are references to Rockwell Medical, Inc. and its subsidiaries.

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

We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which are based on information available to us on the date of this report or, if made elsewhere, as of the date made. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed below and elsewhere in this report, and from time to time in our other reports filed with the Securities and Exchange Commission, including, without limitation, in “Item 1A — Risk Factors” in our Form 10-K for the year ended December 31, 2011 and our Form 10-Q for the quarter ended March 31, 2012.

•

The dialysis provider market is highly concentrated in national and regional dialysis chains that account for the majority of our domestic revenue. Our business is substantially dependent on a few customers that account for a substantial portion of our sales. The loss of any of these customers would have a material adverse effect on our results of operations and cash flow.

•	We operate in a very competitive market against a substantially larger competitor with greater resources.

•	Our lead drug candidate requires FDA approval and expensive clinical trials before it can be marketed.

•	Even if we receive FDA approval to manufacture and market our new drug products, we may not be able to market them successfully.

•	We may not be successful in maintaining our gross profit margins.

•	We have incurred net losses in each of the last several years and we may not achieve or sustain profitability.

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

Our strategy is to develop high potential drug candidates while also expanding our dialysis products business, which had sales of $24.2 million in the first half of 2012. Our dialysis products business is cash flow positive excluding research and development expenses, and provides an in-place sales and distribution infrastructure and conduit with established business relationships to sell our drug products into the dialysis market.

Our product development costs were primarily related to SFP, our lead drug candidate. We believe our SFP product has unique and substantive benefits compared to current treatment options and has the potential to compete in the iron delivery therapy market. Obtaining regulatory approval for a drug in the United States is expensive and can take several years. We expect to incur substantial costs relating to product testing and development over the next several years and expect to incur losses from operations until SFP is approved and marketed. In addition to our SFP testing and approval process, we plan to spend additional amounts on drug development of extensions of SFP technology as well as on other opportunities.

In 2011, we acquired the right to manufacture Calcitriol, a generic vitamin D analogue, indicated in the treatment of secondary hyperparathyroidism, which is common in ESRD patients. We are in the process of obtaining FDA approval to make a change in manufacturing locations and expect to begin marketing Calcitriol in early 2013.

As of June 30, 2012 we had $20.4 million in cash and investments.

Results of Operations for the Three and Six Months Ended June 30, 2012 and June 30, 2011

Sales

Sales in the second quarter of 2012 were $12.1 million compared to $11.8 million in the second quarter of 2011. Sales increased $0.3 million or 2.7% due to increased domestic sales of $0.2 million and increased international sales of $0.1 million compared to the second quarter of 2011.

Sales in the first six months of 2012 were $24.2 million compared to $25.1 million in the first six months of 2011. The $0.9 million decrease in sales was attributable to lower sales to a single international distributor totaling $1.4 million in the first half of 2011. Other international sales increased 32% or $650,000 while other domestic sales decreased $0.2 million. Domestic sales were $0.2 million lower primarily due to continuing changes in product mix from liquid to dry acid concentrate as well as due to the loss of some smaller chain accounts that were acquired by other customers for whom we do not supply products. Over the last year, many customers have converted to our dry acid concentrate product line, which lowers providers’ cost per treatment and reduces our sales, but improves our gross profit margins by reducing shipping costs.

Gross Profit

Gross profit margins in the second quarter of 2012 were 14.2% compared to 9.1% in the second quarter of 2011, an increase of 5.1 percentage points. Gross profit dollars in the second quarter were $1.7 million an increase of $0.6 million or 61% compared to the second quarter of last year. These increases were due to improving product mix, increased sales of Dri-sate, reduced operating expenses and other new business compared to the second quarter of 2011.

For the six months ended June 30, 2012, gross profit was $3.3 million compared to $2.7 million in the first six months of 2011. Gross profit margins were 13.9% compared to 10.8% in the first six months of 2011. Gross profit increased by $0.6 million primarily due to an improving product and customer mix as well as lower operating costs. We realized lower operating costs due to lower personnel and insurance costs.

Selling, General and Administrative Expense

Selling, general and administrative expense during the second quarter of 2012 was $2.8 million, an increase of $0.5 million or 19.0% compared to the second quarter of 2011. The increase was largely due to non-cash equity compensation which was $0.4 million greater than the second quarter of 2011.

Selling, general and administrative expense for the first six months of 2012 was $5.7 million compared to $4.6 million in the first six months of 2011. The $1.1 million increase was largely due to non-cash equity compensation which was $0.8 million greater than the first six months of 2011.

Research and Development

Research and development costs were $10.9 million and $3.3 million in the second quarter of 2012 and 2011, respectively. Research and development costs for the first six months of 2012 were $20.3 million and were $5.7 million for the first six months of 2011. Spending in both years was primarily for clinical testing and development of SFP with the increase in 2012 due to the increased testing associated with the SFP Phase III clinical program.

Interest and Investment Income, Net

Our net interest and investment income in the second quarter of 2012 was essentially unchanged compared to net interest and investment income in the second quarter of 2011. Our net interest and investment income for the first six months of 2012 was $187,000 compared to $162,000 in the first half of 2011. The increase in net interest and investment income in the first six months of 2012 was the result of slightly higher yields on our investments.

Liquidity and Capital Resources

Our strategy is centered on obtaining regulatory approval to market SFP and developing other high potential drug candidates, while also expanding our dialysis products business. We expect to expend substantial amounts in support of our clinical development plan and regulatory approval of SFP and its extensions and other product development opportunities. These initiatives will require the expenditure of substantial cash resources. We expect our cash needs for research and development spending to be significant over the next two years as we execute our clinical development program for SFP and other development initiatives. We made the final cash payment of $550,000 in the third quarter of 2012 in connection with our acquisition of the right to market Calcitriol and funding will be necessary to obtain FDA approval for our contract manufacturer to manufacture the product for us. However, these expenditures relating to Calcitriol are not expected to have a material effect on our liquidity or financial position.

Our cash resources include cash generated from our business operations and from proceeds of equity offerings. As of June 30, 2012, we had $20.4 million in cash and investments. In February 2012, we completed a common stock offering realizing $17.5 million in gross proceeds and approximately $16.2 million in net proceeds. We also realized approximately $1.6 million in proceeds from the exercise of warrants during the first half of 2012. We expect to generate additional cash from our business operations and from other sources, which may include the exercise of outstanding warrants, the possible out-licensing of SFP outside the United States, out-licensing of certain SFP uses outside the dialysis market, and other capital raising alternatives as needed.

Our current assets exceeded our current liabilities by $12.0 million as of June 30, 2012. During the first half of 2012, we used $14.8 million in cash for our operations. Our research and development expenses were $20.3 million in the first half of 2012.

We believe our current and prospective sources of cash resources are sufficient to fund our anticipated research and development activities as well as our ordinary course operating cash requirements in 2012. We expect to generate positive cash flow from operations in 2012, excluding the effect of our research and development expenses, assuming relative stability in the markets for fuel and our key raw materials and relatively stable revenues. In addition, we may realize substantial cash proceeds from in-the-money warrants that expire in 2012 aggregating approximately $8.0 million. However, if we use more cash than anticipated for SFP development, if we are required to do more testing than expected, if the assumptions underlying our cash flow projections prove to be incorrect, or if we pursue opportunities to expand our business, we may need to obtain additional cash, such as through equity financing, debt financing of capital expenditures or a line of credit, to supplement our working capital. We explore opportunities from time to time to increase our cash resources, to reduce our liquidity risk and to have resources available to permit us to pursue expansion opportunities. Alternatively, we may seek to enter into product development arrangements with an international partner in order to fully execute our strategic plan. We may also evaluate alternative sources of business development funding, licensing agreements with international marketing partners, sub-licensing of certain products for certain markets and other potential funding sources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our current exposure to interest rate risk is limited to changes in interest rates on short term investments of cash. As of June 30, 2012, we had $13.9 million invested in available for sale short term bond funds which typically yield higher returns than interest realized in money funds.

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

ROCKWELL MEDICAL, INC.
(Registrant)

Date: August 7, 2012	/s/ ROBERT L. CHIOINI
Robert L. Chioini
President and Chief Executive
Officer (principal
executive officer) (duly authorized officer)

Date: August 7, 2012	/s/ THOMAS E. KLEMA
Thomas E. Klema
Vice President and Chief
Financial Officer
(principal financial
officer and principal accounting officer)

10-Q EXHIBIT INDEX

The following documents are filed as part of this report or were previously filed and incorporated herein by reference to the filing indicated. Exhibits not required for this report have been omitted. Our Commission file number is 000-23661.

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation, as amended as of June 2012

10.44	Form of Amendment to 2008 Restricted Stock Award Agreement as of May 14, 2012 with Robert L. Chioini and Thomas E. Klema (Company’s Current Report on Form 8-K filed May 16, 2012)

10.45	Rockwell Medical, Inc. Amended and Restated 2007 Long Term Incentive Plan, as amended effective May 24, 2012 (incorporated by reference to the Company’s Proxy Statement for the 2012 Annual Meeting of Shareholders filed April 13, 2012)

10.46	Form of restricted stock award agreement (executive version) (Company’s Current Report of Form 8-K filed June 14, 2012)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934

101.INS *	XBRL Instance Document

101.SCH *	XBRL Taxonomy Extension Schema

101.CAL *	XBRL Taxonomy Extension Calculation Linkbase

101.DEF *	XBRL Taxonomy Extension Definition Database

101.LAB *	XBRL Taxonomy Extension Label Linkbase

101.PRE *	XBRL Taxonomy Extension Presentation Linkbase

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.