Form 10-Q
period 2012-09-30
ROCKWELL MEDICAL, INC.
filed 2012-11-09
CIK 1041024

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 2, 2012
Common Stock, no par value	21,298,820 shares

Rockwell Medical, Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ROCKWELL MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

As of September 30, 2012 and December 31, 2011

	September 30, 2012 (Unaudited)	December 31, 2011
ASSETS
Cash and Cash Equivalents	$1,174,271	$5,715,246
Investments Available for Sale	10,078,094	11,810,775
Accounts Receivable, net of a reserve of $23,000 in 2012 and $29,000 in 2011	4,318,733	4,222,816
Inventory	2,672,067	2,504,127
Other Current Assets	1,761,200	1,643,565

Total Current Assets	20,004,365	25,896,529

Property and Equipment, net	1,940,555	2,290,476
Intangible Assets	708,500	833,773
Goodwill	920,745	920,745
Other Non-current Assets	646,849	1,998,076

Total Assets	$24,221,014	$31,939,599

LIABILITIES AND SHAREHOLDERS’ EQUITY

Capitalized Lease Obligations	$3,078	$6,470
Accounts Payable	8,090,681	5,364,537
Accrued Liabilities	14,685,032	8,225,015
Customer Deposits	270,642	96,329

Total Current Liabilities	23,049,434	13,692,351

Capitalized Lease Obligations	—	2,280
Shareholders’ Equity:

Common Shares, no par value, 21,298,820 and 18,710,002 shares issued and outstanding	90,631,586	67,407,847
Common Share Purchase Warrants, 2,346,440 and 2,607,440 warrants issued and outstanding	6,900,806	7,103,975
Accumulated Deficit	(96,333,769)	(55,985,742)
Accumulated Other Comprehensive Loss	(27,043)	(281,112)

Total Shareholders’ Equity	1,171,580	18,244,968

Total Liabilities And Shareholders’ Equity	$24,221,014	$31,939,599

The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED INCOME STATEMENTS

For the three and nine months ended September 30, 2012 and September 30, 2011

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
Sales	$12,689,339	$11,976,329	$36,842,546	$37,069,423
Cost of Sales	11,043,412	10,600,144	31,851,344	32,970,644

Gross Profit	1,645,927	1,376,185	4,991,202	4,098,779
Selling, General and Administrative	3,325,411	2,271,350	9,048,474	6,890,500
Research and Product Development	16,238,450	4,221,118	36,520,393	9,937,476

Operating Income (Loss)	(17,917,934)	(5,116,283)	(40,577,665)	(12,729,197)
Interest and Investment Income, net	42,296	77,107	230,484	240,617
Interest Expense	137	408	846	1,513

Income (Loss) Before Income Taxes	(17,875,775)	(5,039,584)	(40,348,027)	(12,490,093)
Income Tax Expense	—	1,958	—	1,958

Net Income (Loss)	$(17,875,775)	$(5,041,542)	$(40,348,027)	$(12,492,051)

Basic Earnings (Loss) per Share	($.86)	($.28)	($1.99)	($.71)

Diluted Earnings (Loss) per Share	($.86)	($.28)	($1.99)	($.71)

The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the three and nine months ended September 30, 2012 and September 30, 2011

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
Net Income (Loss)	$(17,875,775)	$(5,041,542)	$(40,348,027)	$(12,492,051)
Unrealized Gain (Loss) on Available-for-Sale Investments	148,907	(190,310)	254,069	(149,042)

Comprehensive Income (Loss)	$(17,726,868)	$(5,531,852)	$(40,093,958)	$(12,641,093)

The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For The Nine Months Ended September 30, 2012

(Unaudited)

	COMMON SHARES		PURCHASE WARRANTS
	SHARES	AMOUNT	WARRANTS	AMOUNT	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL SHAREHOLDER’S EQUITY
Balance as of December 31, 2011	18,710,002	$67,407,847	2,607,440	$7,103,975	$(55,985,742)	$(281,112)	$18,244,968

Net Loss	—	—	—	—	(40,348,027)	—	(40,348,027)

Unrealized Gain (Loss) on Available-for-Sale Investments						254,069	254,069

Issuance of Common Shares	2,128,601	16,193,845	—	—	—	—	16,193,845

Purchase Warrant Expense				111,683			111,683

Exercise of Purchase Warrants	260,217	2,104,852	(261,000)	(314,852)	—	—	1,790,000

Stock Option Based Expense	—	3,043,682	—	—	—	—	3,043,682

Restricted Stock Amortization	—	683,542	—	—	—	—	683,542

Shares Issued in Exchange for Services	200,000	1,854,000					1,854,000

Unearned Share Compensation		(656,182)					(656,182)

Balance as of September 30, 2012	21,298,820	$90,631,586	2,346,440	$6,900,806	$(96,333,769)	$(27,043)	$1,171,580

The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2012 and September 30, 2011

(Unaudited)

	2012	2011
Cash Flows From Operating Activities:
Net (Loss)	$(40,348,027)	$(12,492,051)
Adjustments To Reconcile Net Loss To Net Cash Used In Operating Activities:
Depreciation and Amortization	828,676	928,208
Share Based Compensation – Non-employee	1,309,502	105,274
Share Based Compensation- Employees	3,727,224	3,024,647
Loss (Gain) on Disposal of Assets	26,340	27,572

Changes in Assets and Liabilities:
Decrease (Increase) in Accounts Receivable	(95,917)	248,893
Decrease (Increase) in Inventory	(167,940)	702,193
(Increase) Decrease in Other Assets	1,233,592	(2,457,970)
Increase (Decrease) in Accounts Payable	2,726,145	(50,272)
Increase in Other Liabilities	7,184,330	2,714,301

Changes in Assets and Liabilities	10,880,210	1,157,145

Cash Provided By (Used) In Operating Activities	(23,576,075)	(7,249,205)

Cash Flows From Investing Activities:
Purchase of Equipment	(381,400)	(344,250)
Proceeds on Sale of Assets	1,578	—
Purchase of Intangible Assets	(550,000)	(144,023)
Sale of Investments Available for Sale	3,986,750	—
(Purchase) of Investments Available for Sale	(2,000,000)	(24,757)

Cash (Used) In Investing Activities	1,056,928	(513,030)

Cash Flows From Financing Activities:
Proceeds from the Issuance of Common Shares and exercise of Purchase Warrants	17,983,844	3,935,926
Payments on Notes Payable and Capital Lease Obligations	(5,672)	(15,225)

Cash Provided By Financing Activities	17,978,172	3,920,701

Increase (Decrease) In Cash	(4,540,975)	(3,841,534)
Cash At Beginning Of Period	5,715,246	12,263,449

Cash At End Of Period	$1,174,271	$8,421,915

Supplemental Cash Flow disclosure

	2012	2011
Interest Paid	$846	$1,513

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

In the opinion of our management, all adjustments have been included which are necessary to make the financial statements not misleading. All of these adjustments that are material are of a normal and recurring nature. Our operating results for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012. You should read our unaudited interim financial statements together with the financial statements and related footnotes for the year ended December 31, 2011 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 includes a description of our significant accounting policies.

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

Investments Available for Sale

Investments Available for Sale are short-term investments, consisting principally of investments in short term duration bond funds, and are stated at fair value based upon observed market prices (Level 1 in the fair value hierarchy). Unrealized holding gains or losses on these securities are included in accumulated other comprehensive income (loss). Realized gains and losses, including declines in value judged to be other-than-temporary on available-for-sale securities are included as a component of other income or expense. There were realized losses of $29,202 during the three and nine months ended September 30, 2012.

We hold investments in available for sale securities in short term bond funds. These funds generally hold high credit quality short term debt instruments. These debt instruments are subject to changes in fair market value due to changes in interest rates. The market value of these investments was $10,078,094 and $11,813,813 as of September 30, 2012 and 2011, respectively. Each of the bond funds is in an unrealized loss position and has been for more than 12 months. Total unrealized losses were $27,043 and $362,665 at September 30, 2012 and 2011, respectively. The Company evaluated the near term interest rate environment, the expected holding period of the investments along with the duration of the fund portfolios in assessing the severity and duration of the potential impairment. Based on that evaluation the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2012.

Research and Product Development

We recognize research and product development expenses as incurred. We incurred product development and research costs related to the commercial development, patent approval and regulatory approval of new products, including iron supplemented dialysate drug candidate, Soluble Ferric Pyrophosphate, or SFP, aggregating approximately $36.5 million and $9.9 million for the nine months ended September 30, 2012 and 2011, respectively. We are conducting human clinical trials on SFP. We recognize the costs of the human clinical trials as the costs are incurred and services performed over the duration of the trials.

Net Earnings Per Share

We computed our basic earnings (loss) per share using weighted average shares outstanding for each respective period. Diluted earnings per share also reflect the weighted average impact from the date of issuance of all potentially dilutive securities, consisting of stock options and common share purchase warrants, unless inclusion would have had an anti-dilutive effect. The calculation of basic weighted average shares outstanding excludes unvested restricted stock. Actual weighted average shares outstanding used in calculating basic and diluted earnings per share were:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Basic Weighted Average Shares Outstanding	20,726,967	17,862,573	20,244,518	17,582,833
Effect of Dilutive Securities	—	—	—	—

Diluted Weighted Average Shares Outstanding	20,726,967	17,862,573	20,244,518	17,582,833

3. Inventory

Components of inventory as of September 30, 2012 and December 31, 2011 are as follows:

	September 30,	December 31,
	2012	2011
Raw Materials	$1,072,396	$819,523
Work in Process	131,385	171,842
Finished Goods	1,468,286	1,512,762

Total	$2,672,067	$2,504,127

4. Other Current Assets

Other current assets includes amounts advanced to contract services providers. These advances will offset future liabilities incurred with contract services providers for services and travel related to our clinical trials. As of September 30, 2012, the amount included in other current assets was $1.2 million.

5. Other Non-Current Assets

Other non-current assets includes amounts advanced to contract services providers. These advances will offset future liabilities incurred with contract services providers for services and travel related to our clinical trials. As of September 30, 2012, the amount included in other non-current assets was $0.2 million.

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

We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements. While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which are based on information available to us on the date of this report or, if made elsewhere, as of the date made. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed below and elsewhere in this report, and from time to time in our other reports filed with the SEC, including, without limitation, in “Item 1A — Risk Factors” in our Form 10-K for the year ended December 31, 2011 and our Form 10-Q for the quarter ended March 31, 2012.

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

Our strategy is to develop high potential drug candidates while also expanding our dialysis products business, which had sales of $36.8 million in the first nine months of 2012. Our dialysis products business is cash flow positive excluding research and development expenses, and provides an in-place sales and distribution infrastructure and conduit with established business relationships to sell our drug products into the dialysis market.

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

In 2011, we acquired the right to manufacture Calcitriol, a generic vitamin D analogue, indicated in the treatment of secondary hyperparathyroidism, which is common in ESRD patients. We are in the process of obtaining FDA approval to make a change in manufacturing locations and expect to begin marketing Calcitriol in the first half of 2013.

As of September 30, 2012 we had $11.3 million in cash and investments.

Results of Operations for the Three and Nine Months Ended September 30, 2012 and September 30, 2011

Sales

Sales in the third quarter of 2012 were $12.7 million compared to $12.0 million in the third quarter of 2011. Sales increased $0.7 million or 6.0% due to increased domestic sales of $0.7 million compared to the third quarter of 2011. Domestic sales were $0.7 million higher than the third quarter last year primarily due to improvements in product mix and increased volumes.

Sales in the first nine months of 2012 were $36.8 million compared to $37.1 million in the first nine months of 2011. The $0.3 million decrease in sales was attributable to lower sales to a single international distributor totaling $1.4 million in the first nine months of 2011. Other international sales increased 18% or $0.6 million while other domestic sales increased $0.5 million. Domestic sales were $0.5 million higher than the first nine months of last year primarily due to continuing changes in product and customer mix. Over the last year, many customers have converted to our dry acid concentrate product line, which lowers providers’ cost per treatment and reduces our sales, but improves our gross profit margins by reducing shipping costs.

Gross Profit

Gross profit margins in the third quarter of 2012 were 13.0% compared to 11.5% in the third quarter of 2011, an increase of 1.5 percentage points. Gross profit dollars in the third quarter were $1.6 million an increase of $0.3 million or 19.6% compared to the third quarter last year. This increase in gross profit was due to improving product mix, increased sales of our dry acid concentrate products, reduced operating expenses and other new business compared to the third quarter of 2011.

For the nine months ended September 30, 2012, gross profit was $5.0 million compared to $4.1 million in the first nine months of 2011. Gross profit margins were 13.5% compared to 11.1% in the first nine months of 2011. Gross profit increased by $0.9 million primarily due to an improving product and customer mix as well as lower operating costs. We realized lower operating costs due to lower personnel and insurance costs.

Selling, General and Administrative Expense

Selling, general and administrative expense during the third quarter of 2012 was $3.3 million, an increase of $1.1 million or 46.4% compared to the third quarter of 2011. The increase was due to non-cash equity compensation which was $1.1 million greater than the third quarter of 2011.

Selling, general and administrative expense for the first nine months of 2012 was $9.0 million compared to $6.9 million in the first nine months of 2011. The $2.1 million increase was largely due to non-cash equity compensation which was $1.9 million greater than for the first nine months of 2011.

Research and Development

Research and development costs were $16.2 million and $4.2 million in the third quarter of 2012 and 2011, respectively. Research and development costs for the first nine months of 2012 were $36.5 million compared to $9.9 million for the first nine months of 2011. Spending in both years was primarily for clinical testing and development of SFP with the increase in 2012 due to the increased testing associated with the SFP Phase III clinical program.

Interest and Investment Income, Net

Our net interest and investment income was $42,000 in the third quarter of 2012 compared to net interest and investment income of $77,000 in the third quarter of 2011. Our net interest and investment income for the first nine months of 2012 was $230,000 compared to $239,000 in the first nine months of 2011. The decrease in net interest and investment income in the first nine months of 2012 was primarily the result of slightly lower yields on our investments.

Liquidity and Capital Resources

Our strategy is centered on obtaining regulatory approval to market SFP and developing other high potential drug candidates, while also expanding our dialysis products business. We expect to expend substantial amounts in support of our clinical development plan and regulatory approval of SFP and its extensions and other product development opportunities. These initiatives will require the expenditure of substantial cash resources. We expect our cash needs for research and development spending to be significant as we execute our clinical development program for SFP and other drug and business development initiatives.

Our cash resources include cash generated from our business operations and from proceeds of equity offerings. As of September 30, 2012, we had $11.3 million in cash and investments. In February 2012, we completed a common stock offering realizing $17.5 million in gross proceeds and approximately $16.2 million in net proceeds. We also realized approximately $1.8 million in proceeds from the exercise of warrants during the first nine months of 2012. We expect to generate additional cash from our business operations and from other sources, which may include the exercise of outstanding warrants, the possible out-licensing of SFP outside the United States, out-licensing of certain SFP uses outside the dialysis market and other capital raising alternatives as needed. We expect to generate positive cash flow from operations over the next year, excluding the effect of our research and development expenses, assuming relative stability in the markets for fuel and our key raw materials and relatively stable revenues.

During the first nine months of 2012, we used $23.6 million in cash in our operations. Our primary use of cash has been for development and testing expenditures related to SFP and those expenditures are expected to be substantial throughout 2013. We had capital expenditures of $0.4 million. We, also made the final cash payment of $550,000 in the third quarter of 2012 in connection with our acquisition of the right to market Calcitriol and funding will be necessary to obtain FDA approval for our contract manufacturer to manufacture the product for us. However, these expenditures relating to Calcitriol are not expected to have a material effect on our liquidity or financial position.

As of September 30, 2012, our current liabilities exceeded our current assets by $3.0 million. In order to meet our obligations as they are due and to complete our planned development activities, we expect to raise additional cash resources. We expect to obtain additional cash resources from a variety of potential sources including exercise of warrants, out-licensing arrangements, equity financing or debt financing arrangements. In addition, if we use more cash than anticipated for SFP development, if we are required to do more testing than expected, if the assumptions underlying our cash flow projections prove to be incorrect, or if we pursue opportunities to expand our business, we may need to obtain additional capital for those purposes as well. If we are not able to raise sufficient cash when needed, we may be required to delay, limit, reduce or suspend our product development and commercialization efforts for SFP.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

    Interest Rate Risk

Our current exposure to interest rate risk is limited to changes in interest rates on short term investments of cash. As of September 30, 2012, we had $10.1 million invested in available for sale short term bond funds which typically yield higher returns than interest realized in money funds.

While these funds hold bonds of short term duration, their market value is affected by changes in interest rates. Increases in interest rates will reduce the market value of bonds held in these funds and we may incur unrealized losses from the reduction in market value of the fund. If we liquidate our position in these funds, those unrealized losses may result in realized losses which may or may not exceed the interest and dividends earned from those funds. However, due to the short duration of these short term bond fund portfolios, we do not believe that an immediate 100 basis point increase or decrease in interest rates would have a material impact on the value of our investment portfolio.

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

PART II – OTHER INFORMATION

Item 5. Other Information

In June 2011, the Financial Accounting Standards Board (“FASB”) revised guidance on the presentation of comprehensive income in financial statements. Entities are required to report components of comprehensive income in either a continuous statement of comprehensive income or in two separate but consecutive statements. We adopted this standard as of January 1, 2012 and present net income and comprehensive income in two separate but consecutive statements. The table below reflects the retrospective application of this guidance for each of the three years ended December 31. The retrospective application did not have a material impact on our results of operations, cash flows or financial condition.

Components of Comprehensive Income

	Year ended December 31,
	2011	2010	2009
Net Income	$(21,444,557)	$(2,683,399)	$(5,501,238)
Other Comprehensive Income
Unrealized Gain (Loss) on Available-for-Sale Investments	(67,489)	(213,623)	—

Total Other Comprehensive Income or (Loss), net of tax	(67,489)	(213,623)	—

Total Comprehensive Income or (Loss)	$(21,512,046)	$(2,897,022)	$(5,501,238)

Item 6. Exhibits

See Exhibit Index following the signature page, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKWELL MEDICAL, INC.
(Registrant)

Date: November 9, 2012	/s/ ROBERT L. CHIOINI
Robert L. Chioini
President and Chief Executive
Officer (principal executive officer) (duly authorized officer)

Date: November 9, 2012	/s/ THOMAS E. KLEMA
Thomas E. Klema
Vice President and Chief
Financial Officer
(principal financial officer and principal accounting officer)

10-Q EXHIBIT INDEX

The following documents are filed as part of this report or were previously filed and incorporated herein by reference to the filing indicated. Exhibits not required for this report have been omitted. Our Commission file number is 000-23661.

Exhibit No.	Description

10.47	Form of Amendment to 2010 Restricted Stock Award Agreement as of August 3, 2012 with Robert L. Chioini, Thomas E. Klema, and Dr. Ajay Gupta (Company’s Current Report on Form 8-K filed August 3, 2012)

10.48	Lease Renewal Agreement dated August 14, 2012, by and between Rockwell Medical, Inc. and International-Wixom, LLC (Company’s Current Report on Form 8-K filed August 15, 2012)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934

101. INS* XBRL Instance Document

101.SCH* XBRL Taxonomy Extension Schema

101.CAL* XBRL Taxonomy Extension Calculation Linkbase

101.DEF* XBRL Taxonomy Extension Definition Database

101.LAB* XBRL Taxonomy Extension Label Linkbase

101.PRE* XBRL Taxonomy Extension Presentation Linkbase

*	XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.