Form 10-Q
period 2013-03-31
ROCKWELL MEDICAL, INC.
filed 2013-05-08
CIK 1041024

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2013

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 1, 2013
Common Stock, no par value	25,859,138 shares

Rockwell Medical, Inc.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

ROCKWELL MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

As of March 31, 2013 and December 31, 2012

	March 31, 2013 (Unaudited)	December 31, 2012
ASSETS
Cash and Cash Equivalents	$5,774,297	$4,711,730
Accounts Receivable, net of a reserve of $34,600 in 2013 and $26,000 in 2012	4,462,299	4,431,932
Inventory	2,865,510	2,649,639
Other Current Assets	1,086,167	1,356,131
Total Current Assets	14,188,273	13,149,432

Property and Equipment, net	1,791,942	1,858,442
Intangible Assets	624,987	666,744
Goodwill	920,745	920,745
Other Non-current Assets	442,223	429,723
Total Assets	$17,968,170	$17,025,086

LIABILITIES AND SHAREHOLDERS’ EQUITY
Capitalized Lease Obligations	$1,451	$2,280
Accounts Payable	16,100,474	14,833,565
Accrued Liabilities	12,288,923	12,015,978
Customer Deposits	82,997	135,133
Total Current Liabilities	28,473,845	26,986,956

Capitalized Lease Obligations	—	—

Shareholders’ Equity:
Common Shares, no par value, 25,859,138 and 21,494,696 shares issued and outstanding	106,884,342	92,866,458
Common Share Purchase Warrants, 2,175,407 and 2,233,240 warrants issued and outstanding	7,996,964	7,178,929
Accumulated Deficit	(125,386,981)	(110,007,257)
Accumulated Other Comprehensive Loss	—	—
Total Shareholders’ Equity (Deficit)	(10,505,675)	(9,961,870)

Total Liabilities And Shareholders’ Equity	$17,968,170	$17,025,086

The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED INCOME STATEMENTS

For the three months ended March 31, 2013 and March 31, 2012

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2013	March 31, 2012
Sales	$12,336,374	$12,028,417
Cost of Sales	11,055,394	10,401,941
Gross Profit	1,280,980	1,626,476
Selling, General and Administrative	3,916,783	2,898,684
Research and Product Development	12,754,518	9,405,547
Operating Income (Loss)	(15,390,321)	(10,677,755)
Interest and Investment Income, net	10,672	111,097
Interest Expense	75	253
Income (Loss) Before Income Taxes	(15,379,724)	(10,566,911)
Income Tax Expense	—	—
Net Income (Loss)	$(15,379,724)	$(10,566,911)

Basic Earnings (Loss) per Share	$(0.72)	$(0.54)

Diluted Earnings (Loss) per Share	$(0.72)	$(0.54)

The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the three months ended March 31, 2013 and March 31, 2012

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2013	March 31, 2012
Net Income (Loss)	$(15,379,724)	$(10,566,911)
Unrealized Gain on Available-for-Sale Investments	—	100,709
Comprehensive Income (Loss)	$(15,379,724)	$(10,466,202)

The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For The Three Months Ended March 31, 2013

(Unaudited)

						ACCUMULATED
						OTHER	TOTAL
	COMMON SHARES		PURCHASE WARRANTS		ACCUMULATED	COMPREHENSIVE	SHAREHOLDER’S
	SHARES	AMOUNT	WARRANTS	AMOUNT	DEFICIT	INCOME (LOSS)	EQUITY
Balance as of December 31, 2012	21,494,696	$92,866,458	2,233,240	$7,178,929	$(110,007,257)	$—	$(9,961,870)

Net Loss	—	—	—	—	(15,379,724)	—	(15,379,724)

Issuance of Common Shares	4,313,609	12,153,752	—	—	—	—	12,153,752

Purchase Warrant Expense				966,227			966,227

Exercise of Purchase Warrants	50,833	513,173	(57,833)	(148,192)	—	—	364,981

Stock Option Based Expense	—	960,144	—	—	—	—	960,144

Restricted Stock Amortization	—	390,815	—	—	—	—	390,815

Balance as of March 31, 2013	25,859,138	$106,884,342	2,175,407	$7,996,964	$(125,386,981)	$—	$(10,505,675)

The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2013 and March 31, 2012

 (Unaudited)

	2013	2012

Cash Flows From Operating Activities:
Net (Loss)	$(15,379,724)	$(10,566,911)
Adjustments To Reconcile Net Loss To Net Cash Used In
Operating Activities:
Depreciation and Amortization	250,530	277,200
Share Based Compensation — Non-employee	966,227	285,568
Share Based Compensation- Employees	1,350,959	1,203,821
Loss (Gain) on Disposal of Assets	5,109	10,395

Changes in Assets and Liabilities:
Decrease (Increase) in Accounts Receivable	(30,367)	7,741
Decrease (Increase) in Inventory	(215,871)	93,892
Decrease in Other Assets	257,464	240,838
Increase (Decrease) in Accounts Payable	1,266,909	(702,612)
Increase in Other Liabilities	220,809	848,199
Changes in Assets and Liabilities	1,498,944	488,058
Cash Provided By (Used) In Operating Activities	(11,307,955)	(8,301,869)

Cash Flows From Investing Activities:
Purchase of Equipment	(153,380)	(88,543)
Proceeds on Sale of Assets	5,998	350
Cash (Used) In Investing Activities	(147,382)	(88,193)

Cash Flows From Financing Activities:
Proceeds from the Issuance of Common Shares and Purchase Warrants	12,518,733	16,317,287
Payments on Notes Payable and Capital Lease Obligations	(829)	(3,067)
Cash Provided By Financing Activities	12,517,904	16,314,220

Increase (Decrease) In Cash	1,062,567	7,924,158
Cash At Beginning Of Period	4,711,730	5,715,246
Cash At End Of Period	$5,774,297	$13,639,404

Supplemental Cash Flow disclosure

	2013	2012
Interest Paid	$75	$253

The accompanying notes are an integral part of the consolidated financial statements.

Rockwell Medical, Inc. and Subsidiary

Notes to Consolidated Financial Statements

1.  Description of Business

Rockwell Medical, Inc. and Subsidiary (collectively, “we”, “our”, “us”, or the “Company”) is a fully-integrated pharmaceutical company targeting end-stage renal disease (“ESRD”) and chronic kidney disease (“CKD”) with innovative products and services for the treatment of iron deficiency, secondary hyperparathyroidism and hemodialysis.

Rockwell’s lead drug candidate, Soluble Ferric Pyrophosphate (“SFP”), is in late-stage clinical development and is for the treatment of iron deficiency in dialysis patients.  SFP is nearing completion of its Phase 3 clinical studies (CRUISE-1 and CRUISE-2).

Rockwell is preparing to launch its FDA approved generic drug called Calcitriol to treat secondary hyperparathyroidism in dialysis patients.  Calcitriol active vitamin D injection is indicated in the management of hypocalcemia in patients undergoing chronic renal dialysis. Rockwell intends to launch Calcitriol as soon as it receives FDA manufacturing approval.

Rockwell is also an established manufacturer and leader in delivering high-quality hemodialysis concentrates/dialysates to dialysis providers and distributors in the U.S. and abroad.  Rockwell’s products are used to maintain human life, by removing toxins and replacing critical nutrients in the dialysis patient’s bloodstream.  Rockwell has three manufacturing and distribution facilities located in the U.S. and its operating infrastructure is a ready-made sales and distribution channel that is able to provide seamless integration into the commercial market for its drug products, Calcitriol and SFP upon FDA market approval.

We are regulated by the Federal Food and Drug Administration under the Federal Drug and Cosmetics Act, as well as by other federal, state and local agencies.  We have received 510(k) approval from the FDA to market hemodialysis solutions and powders and related equipment.

We have obtained global licenses for certain dialysis related drugs which we are developing and are seeking FDA approval to market.  We plan to devote substantial resources to the development, testing and FDA approval of our lead drug candidate.

2.  Summary of Significant Accounting Policies

Basis of Presentation

Our consolidated financial statements include our accounts and the accounts for our wholly owned subsidiary, Rockwell Transportation, Inc.  All intercompany balances and transactions have been eliminated in consolidation. The accompanying consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America, or “GAAP,” and with the instructions to Form 10-Q and Securities and Exchange Commission Regulation S-X as they apply to interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

In the opinion of our management, all adjustments have been included which are necessary to make the financial statements not misleading. All of these adjustments that are material are of a normal and recurring nature. Our operating results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013. You should read our unaudited interim financial statements together with the financial statements and related footnotes for the year ended December 31, 2012 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 includes a description of our significant accounting policies.

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

Research and Product Development

We recognize research and product development expenses as incurred.  We incurred product development and research costs related to the commercial development, patent approval and regulatory approval of new products, including our anemia related iron maintenance drug candidate, Soluble Ferric Pyrophosphate, or SFP, aggregating approximately $12.8 million and $9.4 million for the three months ended March 31, 2013 and 2012, respectively. We are conducting human clinical trials on SFP.  We recognize the costs of the human clinical trials as the costs are incurred and services performed over the duration of the trials.

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

	Three months ended March 31,
	2013	2012
Basic Weighted Average Shares Outstanding	21,241,000	19,441,971
Effect of Dilutive Securities	—	—
Diluted Weighted Average Shares Outstanding	21,241,000	19,441,971

3.  Inventory

Components of inventory as of March 31, 2013 and December 31, 2012 are as follows:

	March 31,	December 31,
	2013	2012
Raw Materials	$1,131,476	$1,018,648
Work in Process	170,464	179,922
Finished Goods	1,563,570	1,451,069
Total	$2,865,510	$2,649,639

4.  Other Current Assets

Other current assets includes amounts advanced to contract services providers.  These advances will offset future liabilities incurred with contract services providers for services and travel related to our clinical trials.  As of March 31, 2013, the amount included in other current assets was $0.5 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this report. References in this report to “we,” “our” and “us” are references to Rockwell Medical, Inc. and its subsidiary.

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

We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements.  While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which are based on information available to us on the date of this report or, if made elsewhere, as of the date made.  Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different.  Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed below and elsewhere in this report, and from time to time in our other reports filed with the SEC, including, without limitation, in “Item 1A — Risk Factors” in our Form 10-K for the year ended December 31, 2012.

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

•                  There is substantial doubt about our ability to continue as a going concern.

•                  We require substantial additional financing to achieve our goals, and such financing may result in substantial dilution to shareholders or restrictions on our ability to operate our business.  A failure to obtain this necessary capital when needed could force us to delay, limit, reduce or terminate our product development or commercialization efforts.

•                  We may not be successful in maintaining our gross profit margins.

•                  We depend on government funding of health care.

•                  Health care reform could adversely affect our business.

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

Overview and Recent Developments

Rockwell Medical, Inc. is a fully-integrated pharmaceutical company targeting end-stage renal disease and chronic kidney disease with innovative products and services for the treatment of iron deficiency, secondary hyperparathyroidism and hemodialysis.  We are also an established manufacturer and leader in delivering high-quality hemodialysis concentrates/dialysates to dialysis providers and distributors in the U.S. and abroad.

We are developing unique, proprietary renal drug therapies. These novel renal drug therapies support disease management initiatives to improve the quality of life and care of dialysis patients and are designed to deliver safe and effective therapy, while decreasing drug administration costs and improving patient convenience and outcome.

Our strategy is to develop high potential drugs while expanding our dialysis products business.  Our dialysis products business has been cash flow positive, excluding research and development expenses, and provides a ready-made sales and distribution infrastructure to market our drugs and other related products used in dialysis.

Our product development costs were primarily related to SFP, our lead drug which is nearing completion of its Phase 3 clinical studies. Based upon clinical data, we believe SFP has unique and substantive benefits compared to current treatment options.  Obtaining regulatory approval for a drug in the United States is expensive and can take several years.  We expect to incur substantial costs relating to product testing and development over the next two years and we expect to incur losses from operations in 2013.  In addition to our SFP testing and approval process, we plan to spend additional amounts in the future on testing and development of SFP technology for other medical indications.

In 2011, we acquired  an FDA approved generic vitamin D injection, Calcitriol, indicated in the treatment of secondary hyperparathyroidism, which is common in ESRD patients.  We have submitted the necessary manufacturing data to the FDA to obtain commercial marketing approval and intend to begin marketing Calcitriol following regulatory approval from the FDA which we expect later this year.

As of March 31, 2013 we had $5.8 million in cash. In March 2013, we completed a common stock offering for $12.9 million in gross proceeds and approximately $12.1 million in net proceeds.   We expect to raise additional capital in order to fund our planned development.

In the first quarter of 2013, our sales increased 2.6% or $0.3 million compared to the first quarter of 2012. The increase in sales was a result of new domestic business which increased 5.5% over the first quarter of 2012.

We anticipate that our gross profit margins will be favorably impacted by revenue from Calcitriol once we obtain FDA approval for manufacturing changes.

We may experience changes in our customer and product mix in future quarters that could impact gross profit, since we sell a wide range of products with varying profit margins and to customers with varying order patterns. These changes in mix may cause our gross profit and our gross profit margins to vary period to period.

The majority of our business is with domestic clinics who order routinely.  From time to time, we have experienced volatility in international orders.

Going Concern

Due to our recurring losses and need for additional working capital, there is substantial doubt about our ability to continue as a going concern. Management is taking steps to improve our financial condition. The financial statements and the accompanying footnotes have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future, and do not include any adjustment to reflect the possible future effects of our inability to raise the additional capital needed to continue as a going concern.

Results of Operations for the Three Months Ended March 31, 2013 and March 31, 2012

Sales

Sales in the first quarter of 2013 were $12.3 million compared to $12.0 million in the first quarter of 2012.  Sales increased $0.3 million or 2.6% due to increased domestic sales of $0.6 million compared to the first quarter of 2012.  Domestic sales were 5.5% or $0.6 million higher than the first quarter last year primarily due to increased sales volumes.  International sales were $0.3 million lower than the first quarter of 2012 due to timing of orders.

Gross Profit

Gross profit margins in the first quarter of 2013 were 10.4% compared to 13.5% in the first quarter of 2012, a decrease of 3.1 percentage points.  Gross profit dollars in the first quarter were $1.3 million a decrease of $0.3 million compared to the first quarter last year.  This decrease in gross profit was primarily due to higher material costs coupled with increased operating costs compared to the first quarter of 2012.  Operating costs increased due to inflation and increased costs due to government regulations.

Selling, General and Administrative Expense

Selling, general and administrative expense during the first quarter of 2013 was $3.9 million compared to $2.9 million in the first quarter of 2012.  We incurred a non-cash charge of $0.9 million related to the extension of certain expiring common stock purchase warrants in 2013.  Non-cash equity compensation was $1.7 million in the first quarter of 2013 compared to $1.5 million in the first quarter of 2012. We recognized an increase in cost related to the recently mandated medical device tax of $0.2 million in the first quarter of 2013.

Research and Development

Research and development cost was $12.8 million  compared to  $9.4 million in the first quarter of 2012. Spending in both years was primarily for clinical testing and development of SFP with the increase in 2013 due to increased testing associated with the SFP Phase 3 clinical program.

Interest and Investment Income, Net

Our net interest and investment income was $10,700 in the first quarter of 2013 compared to net interest and investment income of $111,100 in the first quarter of 2012.  The decrease in net interest and investment income was due to lower levels of invested funds in 2013 compared to 2012.

Liquidity and Capital Resources

We expect to expend substantial amounts in support of our clinical development plan and regulatory approval of SFP and its extensions and other product development opportunities.  These initiatives will require the expenditure of substantial cash resources.  We expect our cash needs for research and development spending to be significant as we execute our clinical program and complete the process of seeking regulatory approval for SFP in the United States.  We used $11.3 million in cash for operations in the first quarter of 2013.  Costs for research and development were $12.8 million in the first quarter of 2013.

Our cash resources also include cash generated from the proceeds of equity offerings, including the receipt of $12.1 million in net proceeds from an equity offering completed in March 2013.  We had $5.8 million in cash as of March 31, 2013.  Our current liabilities were $28.5 million while our current assets were $14.2 million as of March 31, 2013.  We are evaluating various business development and strategic partnering options as well as sources of equity and debt financing alternatives in order to meet our current and future cash requirements. We expect to complete one or more financing or partnering transactions.

Our ability to continue as a going concern is dependent upon raising additional capital through debt, equity, licensing or other business development or partnering transactions. If we do not complete one or more transactions and raise a substantial amount of additional capital in the near term, we would not have sufficient cash resources to complete our business development plans and we may be forced to delay, reduce, curtail, or cease our research and development efforts or our business operations as a whole.

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

ROCKWELL MEDICAL, INC.
(Registrant)

Date: May 8, 2013	/s/ ROBERT L. CHIOINI
Robert L. Chioini
President and Chief Executive Officer (principal executive officer) (duly authorized officer)

Date: May 8, 2013	/s/ THOMAS E. KLEMA
Thomas E. Klema
Vice President and Chief Financial Officer
(principal financial officer and principal accounting officer)

10-Q EXHIBIT INDEX

The following documents are filed as part of this report or were previously filed and incorporated herein by reference to the filing indicated. Exhibits not required for this report have been omitted. Our Commission file number is 000-23661.

Exhibit No.	Description

3.1	Restated Articles of Incorporation, as amended as of May 1, 2013.

10.50	Common Stock Purchase Agreement, dated March 20, 2013, between the Company and the investors party thereto (Company’s Form 8-K filed March 20, 2013).

10.51	Placement Agency Agreement, dated March 20, 2013, among the Company, Chardan Capital Markets, LLC and Newbridge Securities Corporation (Company’s Form 8-K filed March 20, 2013).

10.52	Form of Subscription Agreement, dated March 20, 2013 (Company’s Form 8-K filed March 20, 2013).

10.53

Rockwell Medical, Inc. Amended and Restated 2007 Long Term Incentive Plan, as amended effective April 30, 2013 (appendix to Company’s Proxy Statement for the 2013 Annual Meeting of Shareholders filed March 29, 2013)

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