Form 10-Q
period 2013-09-30
ROCKWELL MEDICAL, INC.
filed 2013-11-05
CIK 1041024

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2013
Common Stock, no par value	39,997,961 shares

Rockwell Medical, Inc.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

ROCKWELL MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

As of September 30, 2013 and December 31, 2012

	September 30, 2013 (Unaudited)	December 31, 2012
ASSETS
Cash and Cash Equivalents	$21,212,826	$4,711,730
Investments Available for Sale	10,004,943	—
Accounts Receivable, net of a reserve of $32,800 in 2013 and $26,000 in 2012	4,222,411	4,431,932
Inventory	2,814,165	2,649,639
Other Current Assets	687,367	1,356,131
Total Current Assets	38,941,712	13,149,432

Property and Equipment, net	1,705,258	1,858,442
Intangible Assets	541,472	666,744
Goodwill	920,745	920,745
Other Non-current Assets	1,492,214	429,723
Total Assets	$43,601,401	$17,025,086

LIABILITIES AND SHAREHOLDERS’ EQUITY
Loan Payable	$571,355	$—
Capitalized Lease Obligations	—	2,280
Accounts Payable	7,111,561	14,833,565
Accrued Liabilities	10,124,949	12,015,978
Customer Deposits	263,825	135,133
Total Current Liabilities	18,071,690	26,986,956

Long Term Debt	19,428,645	—

Shareholders’ Equity:
Common Shares, no par value, 39,997,961 and 21,494,696 shares issued and outstanding	151,396,640	92,866,458
Common Share Purchase Warrants, 1,063,071 and 2,233,240 warrants issued and outstanding	5,158,558	7,178,929
Accumulated Deficit	(150,458,464)	(110,007,257)
Accumulated Other Comprehensive Income	4,332	—
Total Shareholders’ Equity (Deficit)	6,101,066	(9,961,870)

Total Liabilities And Shareholders’ Equity	$43,601,401	$17,025,086

The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED INCOME STATEMENTS

For the three and nine months ended September 30, 2013 and September 30, 2012

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Sales	$13,094,381	$12,689,339	$38,414,919	$36,842,546
Cost of Sales	11,461,100	11,043,412	33,815,593	31,851,344
Gross Profit	1,633,281	1,645,927	4,599,326	4,991,202
Selling, General and Administrative	3,386,367	3,325,411	10,541,124	9,048,474
Research and Product Development	10,611,219	16,238,450	33,588,458	36,520,393
Operating Income (Loss)	(12,364,305)	(17,917,934)	(39,530,256)	(40,577,665)
Interest and Investment Income, net	13,546	42,296	28,784	230,484
Interest Expense	857,505	137	949,735	846
Income (Loss) Before Income Taxes	(13,208,264)	(17,875,775)	(40,451,207)	(40,348,027)
Income Tax Expense	—	—	—	—
Net Income (Loss)	$(13,208,264)	$(17,875,775)	$(40,451,207)	$(40,348,027)

Basic Earnings (Loss) per Share	$(.34)	$(.86)	$(1.32)	$(1.99)

Diluted Earnings (Loss) per Share	$(.34)	$(.86)	$(1.32)	$(1.99)

The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the three and nine months ended September 30, 2013 and September 30, 2012

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net Income (Loss)	$(13,208,264)	$(17,875,775)	$(40,451,207)	$(40,348,027)
Unrealized Gain on Available-for-Sale Investments	4,332	148,907	4,332	254,069
Comprehensive Income (Loss)	$(13,203,932)	$(17,726,868)	$(40,446,875)	$(40,093,958)

The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the nine months ended September 30, 2013

(Unaudited)

						ACCUMULATED
						OTHER	TOTAL
	COMMON SHARES		PURCHASE WARRANTS		ACCUMULATED	COMPREHENSIVE	SHAREHOLDER’S
	SHARES	AMOUNT	WARRANTS	AMOUNT	DEFICIT	INCOME (LOSS)	EQUITY
Balance as of December 31, 2012	21,494,696	$92,866,458	2,233,240	$7,178,929	$(110,007,257)	$—	$(9,961,870)

Net Loss	—	—	—	—	(40,451,207)	—	(40,451,207)

Unrealized Gain (Loss) on Available-for-Sale Investments	—	—	—	—	—	4,332	4,332

Issuance of Common Shares	17,942,432	50,260,374	—	—	—	—	50,260,374

Shares Issued in Exchange for Services	200,000	392,000	—	—	—	—	392,000

Purchase Warrant Expense	—	—	—	1,043,344	—	—	1,043,344

Exercise of Purchase Warrants	50,833	762,221	(161,833)	(397,240)	—	—	364,981

Expiration of Purchase Warrants		2,666,475	(1,008,336)	(2,666,475)	—	—	—

Stock Option Based Expense	—	3,026,933	—	—	—	—	3,026,933

Restricted Stock Issuance	310,000	—	—	—	—	—	—

Restricted Stock Amortization	—	1,422,179	—	—	—	—	1,422,179

Balance as of September 30, 2013	39,997,961	$151,396,640	1,063,071	$5,158,558	$(150,458,464)	$4,332	$6,101,066

The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2013 and September 30, 2012

 (Unaudited)

	2013	2012

Cash Flows From Operating Activities:
Net (Loss)	$(40,451,207)	$(40,348,027)
Adjustments To Reconcile Net Loss To Net Cash Used In Operating Activities:
Depreciation and Amortization	752,360	828,676
Share Based Compensation — Non-employee	1,435,344	1,309,502
Share Based Compensation- Employees	4,449,110	3,727,224
Non-cash Interest Expense	426,938	—
Loss (Gain) on Disposal of Assets	15,500	26,340

Changes in Assets and Liabilities:
(Increase) Decrease in Accounts Receivable	209,521	(95,917)
(Increase) in Inventory	(164,526)	(167,940)
Decrease in Other Assets	606,263	1,233,592
Increase (Decrease) in Accounts Payable	(7,722,004)	2,726,145
Increase (Decrease) in Other Liabilities	(2,079,489)	7,184,330
Changes in Assets and Liabilities	(9,150,235)	10,880,210
Cash Provided By (Used In) Operating Activities	(42,522,190)	(23,576,075)

Cash Flows From Investing Activities:
Purchase of Equipment	(496,302)	(381,400)
Proceeds on Sale of Assets	6,898	1,578
Purchase of Intangible Assets	—	(550,000)
Sale of Investments Available for Sale	—	3,986,750
(Purchase) of Investments Available for Sale	(10,000,611)	(2,000,000)

Cash (Used In) Investing Activities	(10,490,015)	1,056,928

Cash Flows From Financing Activities:
Proceeds from the Issuance of Common Shares and Purchase Warrants	50,625,357	17,983,844
Proceeds from the Issuance of Notes Payable	20,000,000	—
Debt Issuance Costs	(1,109,776)	—
Payments on Capital Lease Obligations	(2,280)	(5,672)
Cash Provided By Financing Activities	69,513,301	17,978,172

Increase (Decrease) In Cash	16,501,096	(4,540,975)
Cash At Beginning Of Period	4,711,730	5,715,246
Cash At End Of Period	$21,212,826	$1,174,271

Supplemental Cash Flow disclosure

	2013	2012
Interest Paid	$522,797	$846

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

Rockwell’s lead drug candidate, Triferic™, also known as Soluble Ferric Pyrophosphate (SFP), in late-stage clinical development, is an iron replacement therapy for dialysis patients.  The Company has completed the efficacy portion of its Phase 3 clinical studies (CRUISE-1 and CRUISE-2) and is preparing to file a new drug application for Triferic™ with the U. S. Food and Drug Administration (“FDA”).

Rockwell is preparing to launch its FDA approved generic drug, Calcitriol, to treat secondary hyperparathyroidism in dialysis patients.  Calcitriol active vitamin D injection is indicated in the management of hypocalcemia in patients undergoing chronic renal dialysis. Rockwell intends to launch Calcitriol as soon as it receives FDA manufacturing approval.

Rockwell is also an established manufacturer and leader in delivering high-quality hemodialysis concentrates/dialysates to dialysis providers and distributors in the U.S. and abroad.  Rockwell’s products are used to maintain human life, by removing toxins and replacing critical nutrients in the dialysis patient’s bloodstream.  Rockwell has three manufacturing and distribution facilities located in the U.S. and its operating infrastructure is a ready-made sales and distribution channel that is able to provide seamless integration into the commercial market for its drug products, Calcitriol and Triferic™ upon FDA market approval.

We are regulated by the FDA under the Federal Drug and Cosmetics Act, as well as by other federal, state and local agencies.  We have received 510(k) approval from the FDA to market hemodialysis solutions and powders and related equipment.

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

In the opinion of our management, all adjustments have been included which are necessary to make the financial statements not misleading. All of these adjustments that are material are of a normal and recurring nature. Our operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013. You should read our unaudited interim financial statements together with the financial statements and related footnotes for the year ended December 31, 2012 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 includes a description of our significant accounting policies.

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

Investments Available for Sale

Investments Available for Sale are short-term investments, consisting of investments in short term duration bond funds, and are stated at fair value based upon observed market prices (Level 1 in the fair value hierarchy).  These funds generally hold high credit quality short term debt instruments.  These instruments are subject to changes in fair market value due primarily to changes in interest rates.  The fair value of these investments was $10,004,943 as of September 30, 2013.  There were no investments held as of December 31, 2012.  Unrealized holding gains or losses on these securities are included in accumulated other comprehensive income (loss). Realized gains and losses, including declines in value judged to be other-than-temporary on available-for-sale securities are included as a component of other income or expense. Gross unrealized gains were $6,338 and gross unrealized losses were $2,006 as of September 30, 2013.

The Company evaluated the near term interest rate environment, the expected holding period of the investments along with the duration of the fund portfolios in assessing the severity and duration of the potential impairment. Based on that evaluation the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2013.

Research and Product Development

We recognize research and product development expenses as incurred.  We incurred product development and research costs related to the commercial development, patent approval and regulatory approval of new products, including our anemia related iron maintenance drug candidate, Triferic™, aggregating approximately $33.6 million and $36.5 million for the nine months ended September 30, 2013 and 2012, respectively. We are conducting human clinical trials on Triferic™.  We recognize the costs of the human clinical trials as the costs are incurred and services performed over the duration of the trials.

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

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Basic Weighted Average Shares Outstanding	39,327,994	20,726,967	30,652,944	20,244,518
Effect of Dilutive Securities	—	—	—	—
Diluted Weighted Average Shares Outstanding	39,327,994	20,726,967	30,652,944	20,244,518

3.  Inventory

Components of inventory as of September 30, 2013 and December 31, 2012 are as follows:

	September 30,	December 31,
	2013	2012
Raw Materials	$1,085,794	$1,018,648
Work in Process	215,613	179,922
Finished Goods	1,512,758	1,451,069
Total	$2,814,165	$2,649,639

4.  Loans Payable

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

The loan will mature and become due on March 1, 2017, subject to adjustment as provided below, and will bear interest at the greater of (i) 12.50% plus the prime rate as reported in The Wall Street Journal minus 3.25%, or (ii) 12.50%.  The Company will be required to make monthly interest only payments through August 31, 2014.  Monthly principal and interest payments will be due on the loan following the interest only period through the maturity date. The loan may be prepaid at any time after June 14, 2014 without penalty and will mature and become due upon any change in control of the Company.  The Company paid debt issuance costs of $1.1 million including a fee of $0.2 million at closing to Hercules, which are recorded as a noncurrent asset, and is required to pay a fee of $1.1 million upon any prepayment or at maturity.  The $1.1 million fee due upon any prepayment or at maturity is accrued using the effective interest rate method over the life of the loan.  The effective interest rate of the loan is 14.5%.

In connection with the loan, the Company granted Hercules a security interest in substantially all of the Company’s assets other than motor vehicles, real property and certain intellectual property and other interests.  The Loan Agreement provides for standard indemnification of Hercules and contains representations, warranties and non-financial covenants of the Company.  The Loan Agreement contains covenants that, among other things, limit the Company’s ability to incur additional indebtedness, transfer assets, acquire assets of or merge with another entity and pay dividends to the Company’s shareholders.  The Loan Agreement defines event of default, to include, among other events, the occurrence of an event that results in a material adverse effect upon the Company’s business operations, properties, assets or condition (financial or otherwise), the collateral or the perfection of the security interest, or the Company’s ability to perform its obligations under the Loan Agreement.  The Company was in compliance with the terms of the Loan Agreement and there was no event of default as of September 30, 2013.

The balance of the above debt matures at September 30, 2013  as follows:

2013 (remainder of year)	$—
2014	2,308,145
2015	7,544,935
2016	8,555,035
2017	1,591,885

Total Principal Payable	$20,000,000

Interest accrued on the loan payable through September 30, 2013 was $208,333.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this report. References in this report to “we,” “our” and “us” are references to Rockwell Medical, Inc. and its subsidiary.

Forward-Looking Statements

We make forward-looking statements in this report and may make such statements in future filings with the Securities and Exchange Commission, or SEC.  We may also make forward-looking statements in our press releases or other public or shareholder communications.  Our forward-looking statements are subject to risks and uncertainties and include information about our expectations and possible or assumed future results of our operations.  When we use words such as “may,” “might,” “will,” “should,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” “predict,” “forecast,” “projected,” “intend,” or similar expressions, or make statements regarding our intent, belief, or current expectations, we are making forward-looking statements.  Our forward looking statements also include, without limitation, statements about our competitors, statements regarding the timing and costs of obtaining FDA approval of our new drug Triferic™ also known as Soluble Ferric Pyrophosphate and statements regarding our anticipated future financial condition, operating results, cash flows and business plans.

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

Our strategy is to develop high potential drugs while expanding our dialysis products business.  Our dialysis products business generally has been cash flow positive, excluding research and development expenses, and provides a ready-made sales and distribution infrastructure to market our drugs and other related products used in dialysis.

Our product development costs were primarily related to Triferic™, our lead drug which is nearing completion of its clinical program.  Both of our pivotal efficacy studies reported successful top line results in the third quarter of 2013, with both studies having met their primary efficacy end point and all key secondary end points, and having demonstrated a very good safety profile.  The recently released results of our large scale safety study provide further confirmation of Triferic™’s good safety profile.

Based upon clinical data to date, we believe Triferic™ has unique and substantive benefits compared to current treatment options.  Obtaining regulatory approval for a drug in the United States is expensive and can take several years.  We expect to incur substantial costs related to product testing and development in 2013 and to a lesser extent for regulatory approval in 2014.  We expect to incur losses from operations in 2013 largely as a result of the cost of the Triferic™ clinical development program.

We completed a multi-year extension of the supply agreement with our largest customer during the second quarter of 2013 and anticipate future volume and revenue growth from this agreement due to an increase in the minimum number of committed clinics, but do not expect a material change in gross profit margins as a result of the extension.

As of September 30, 2013 we had $31.2 million in cash, cash equivalents and investments. In March and May 2013, we completed common stock offerings for a total of approximately $49.7 million in net proceeds.  In June 2013 we entered into a loan agreement and borrowed $20.0 million.  We believe these cash resources are adequate for the Company to complete the regulatory approval for Triferic™ through its commercialization.  The Company expects to launch Triferic™ immediately following FDA approval, if received, and to largely use its existing sales, marketing and business infrastructure in support of the Triferic™ commercial development.

In 2011, we acquired an FDA approved generic vitamin D injection, Calcitriol, indicated in the treatment of secondary hyperparathyroidism, which is common in ESRD patients.  We have submitted the necessary manufacturing data to the FDA to obtain commercial marketing approval and intend to begin marketing Calcitriol following regulatory approval from the FDA.  We anticipate that our gross profit margins will be favorably impacted by revenue from Calcitriol once we obtain FDA approval for manufacturing changes.

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

Results of Operations for the Three and Nine Months Ended September 30, 2013 and September 30, 2012

Sales

Sales in the third quarter of 2013 were $13.1 million compared to $12.7 million in the third quarter of 2012, an increase of 3.2%.  Domestic sales increased 5.3% compared to the third quarter last year.  Sales increased due to growth in our CitraPure®  product lines, which increased significantly in the third quarter, reflective of increased market adoption and to a lesser extent, as a result of the expansion of the supply agreement with our largest customer in May 2013.

Sales in the first nine months of 2013 were $38.4 million compared to $36.8 million in the first nine months of 2012 an increase of $1.6 million or 4.3%.  Domestic sales accounted for the majority of the increase with sales up 4.5% led by growth in CitraPure ® sales and, to a lesser extent, an expansion of a multi-year supply agreement with our largest customer.

Gross Profit

Gross profit dollars in the third quarter of 2013 and 2012 were $1.6 million while gross profit margins in the third quarter of 2013 were 12.5% compared to 13.0 % in the third quarter of 2012.  The decrease in margin was due to inflationary cost increases for our raw materials.

Gross profit margins for the first nine months of 2013 were 12.0 % compared to 13.5 % in the first nine months of 2012.  Gross profit dollars year to date were $4.6 million compared to $5.0 million in the first nine months of 2012.  The decrease in gross profit was primarily due to higher material costs coupled with increased operating costs compared to the nine months of 2012.  Operating costs increased due to inflation and increased costs due to government regulations.

Selling, General and Administrative Expense

Selling, general and administrative expense during the third quarter of 2013 was $3.4 million compared to $3.3 million in the third quarter of 2012.  Non-cash equity compensation was $1.9 million in the third quarter of 2013 compared to $2.0 million in the third quarter of 2012.  We recognized an increase of $0.1 million related to the mandated medical device tax in the third quarter of 2013.

Selling, general and administrative expense in the first nine months of 2013 was $10.5 million compared to $9.0 million in the first nine months of 2012.  We incurred a non-cash charge of $0.9 million related to the extension of certain common stock purchase warrants in 2013 and those warrants expired during the third quarter of 2013.  We also recognized an increase in cost related to the recently mandated medical device tax of $0.6 million in the first nine months of 2013.

Research and Development

Research and development cost was $10.6 million in the third quarter of 2013 compared to $16.2 million in the third quarter of 2012.  Research and development costs in the first nine months of 2013 were $33.6 million compared to $36.5 million in the first nine months of 2012.  Spending in both years was primarily for clinical testing and development of Triferic™ with the decrease in 2013 due to completion of certain testing associated with the Triferic™ Phase 3 clinical program.  We anticipate substantial spending for clinical development and regulatory approval for Triferic™ until the clinical program for Triferic™ is completed and our new drug application for Triferic™ is submitted to the FDA.

Interest Expense, Net

Our net interest expense was $844,000 in the third quarter of 2013 compared to net interest and investment income of $42,000 in the third quarter of 2012.  Year to date net interest expense was $921,000 compared to net interest and investment income of $230,000 in the first nine months of 2012.  The increase in net interest expense was due to the loan obligation entered into in June 2013 coupled with reduced net interest and investment income due to lower funds available for investment in 2013 compared to 2012.

Liquidity and Capital Resources

We expect to expend a portion of our capital resources for our clinical development program and to complete the process of seeking regulatory approval for Triferic™ in the United States. Once completed, we expect these costs to decrease substantially.  Costs for research and development were $33.6 million in the first nine months of 2013 compared to $36.5 million in the first nine months of 2012.  We also reduced our accounts payable by $7.7 million and other accrued liabilities by $1.9 million in the first nine months of 2013.

Our cash resources include cash generated from the proceeds of equity offerings, including the receipt of $12.0 million in net proceeds from an equity offering completed in March 2013 and $37.7 million in an equity offering completed in May 2013.  We also borrowed $20.0 million in June 2013.  The repayment and other terms of the loan are described in Note 4 to the accompanying consolidated financial statements.

We had $31.2 million in cash and investments as of September 30, 2013.  Our current assets were $38.9 million and our current liabilities were $18.1 million as of September 30, 2013.  In the first nine months of 2013, our cash and investments increased by $26.5 million as a result of our recent financing activities, partially offset by expenditures in our clinical development program.

We believe we have adequate cash resources to fund our current development and commercialization plans for Triferic™.  We are evaluating various business development and strategic partnering options which may provide additional financial resources.

Our contractual obligations are described in our Form 10-K for the year ended December 31, 2012. There have been no material changes to that information since December 31, 2012, other than incurrence of the $20 million loan described in Note 4 to the accompanying consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our current exposure to interest rate risk is limited to changes in interest rates on short term investments of cash. As of September 30, 2013, we had $10.0 million invested in available for sale short term bond funds which typically yield higher returns than interest realized in money funds.

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

PART II — OTHER INFORMATION

Item 1A. Risk Factors

For information regarding risk factors affecting us, see “Risk Factors” in Item 1A of Part I of our 2012 Annual Report on Form 10-K. There have been no material changes to the risk factors described in such Form 10-K, except as described in our Quarterly Report on Form 10-Q for the period ended June 30, 2013.

Item 6. Exhibits

See Exhibit Index following the signature page, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKWELL MEDICAL, INC.
(Registrant)

Date: November 5, 2013	/s/ ROBERT L. CHIOINI
Robert L. Chioini
President and Chief Executive
Officer (principal
executive officer) (duly authorized
officer)

Date: November 5, 2013	/s/ THOMAS E. KLEMA
Thomas E. Klema
Vice President and Chief
Financial Officer
(principal financial
officer and principal accounting
officer)

10-Q EXHIBIT INDEX

The following documents are filed as part of this report or were previously filed and incorporated herein by reference to the filing indicated. Exhibits not required for this report have been omitted. Our Commission file number is 000-23661.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934

101. INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Database

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase