Form 10-Q
period 2014-03-31
ROCKWELL MEDICAL, INC.
filed 2014-05-12
CIK 1041024

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2014

or

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2014
Common Stock, no par value	40,759,976 shares

Rockwell Medical, Inc.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

ROCKWELL MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

As of March 31, 2014 and December 31, 2013

(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Cash and Cash Equivalents	$661,117	$11,881,451
Investments Available for Sale	14,068,482	12,034,622
Accounts Receivable, net of a reserve of $41,000 in 2014 and $37,000 in 2013	4,100,453	4,578,319
Inventory	2,909,828	2,799,648
Other Current Assets	602,393	623,734
Total Current Assets	22,342,273	31,917,774

Property and Equipment, net	1,761,165	1,648,949
Intangible Assets	457,958	499,715
Goodwill	920,745	920,745
Other Non-current Assets	1,311,411	1,374,941
Total Assets	$26,793,552	$36,362,124

LIABILITIES AND SHAREHOLDERS’ EQUITY
Note Payable Capitalized Lease Obligations	$4,113,013	$2,308,145
Accounts Payable	5,133,267	8,686,153
Accrued Liabilities	4,605,573	6,647,828
Customer Deposits	244,314	207,545
Total Current Liabilities	14,096,167	17,849,671

Long Term Debt	16,224,575	17,916,914

Shareholders’ Equity:
Common Shares, no par value, 40,759,976 and 40,110,661 shares issued and outstanding	158,776,957	154,457,878
Common Share Purchase Warrants, 838,071 and 983,071 warrants issued and outstanding	4,225,669	4,895,811
Accumulated Deficit	(166,596,095)	(158,790,569)
Accumulated Other Comprehensive Income	66,279	32,419
Total Shareholders’ Equity (Deficit)	(3,527,190)	595,539

Total Liabilities And Shareholders’ Equity	$26,793,552	$36,362,124

The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED INCOME STATEMENTS

For the three months ended March 31, 2014 and March 31, 2013

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013
Sales	$12,963,652	$12,336,374
Cost of Sales	11,283,694	11,055,394
Gross Profit	1,679,958	1,280,980
Selling, General and Administrative	4,090,199	3,916,783
Research and Product Development	4,615,197	12,754,518
Operating Income (Loss)	(7,025,438)	(15,390,321)
Interest and Investment Income, net	74,215	10,672
Interest Expense	854,303	75
Income (Loss) Before Income Taxes	(7,805,526)	(15,379,724)
Income Tax Expense	—	—
Net Income (Loss)	$(7,805,526)	$(15,379,724)

Basic Earnings (Loss) per Share	$(0.20)	$(0.72)

Diluted Earnings (Loss) per Share	$(0.20)	$(0.72)

The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the three months ended March 31, 2014 and March 31, 2013

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2014	March 31, 2013
Net Income (Loss)	$(7,805,526)	$(15,379,724)
Unrealized Gain on Available-for-Sale Investments	33,860	—
Comprehensive Income (Loss)	$(7,771,666)	$(15,379,724)

The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For The Three Months Ended March 31, 2014

(Unaudited)

						ACCUMULATED
						OTHER	TOTAL
	COMMON SHARES		PURCHASE WARRANTS		ACCUMULATED	COMPREHENSIVE	SHAREHOLDER’S
	SHARES	AMOUNT	WARRANTS	AMOUNT	DEFICIT	INCOME (LOSS)	EQUITY
Balance as of December 31, 2013	40,110,661	$154,457,878	983,071	$4,895,811	$(158,790,569)	$32,419	$595,539

Net Loss	—	—	—	—	(7,805,526)	—	(7,805,526)
Unrealized Gain on Available-For-Sale Securities						33,860	33,860

Issuance of Common Shares	262,500	1,044,975	—	—	—	—	1,044,975

Restricted Stock Issuance	320,000

Exercise of Purchase Warrants	66,815	1,099,892	(145,000)	(670,142)	—	—	429,750

Stock Option Based Expense	—	1,036,371	—	—	—	—	1,036,371

Restricted Stock Amortization	—	1,137,841	—	—	—	—	1,137,841

Balance as of March 31, 2014	40,759,976	$158,776,957	838,071	$4,225,669	$(166,596,095)	$66,279	$(3,527,190)

The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2014 and March 31, 2013

(Unaudited)

	2014	2013

Cash Flows From Operating Activities:
Net (Loss)	$(7,805,526)	$(15,379,724)
Adjustments To Reconcile Net Loss To Net Cash Used In
Operating Activities:
Depreciation and Amortization	257,761	250,530
Share Based Compensation — Non-employee	—	966,227
Share Based Compensation- Employees	2,174,212	1,350,959
Amortization of Debt Issuance Costs	113,529	—
Non-Cash Interest Expense	112,529	—
Loss on Disposal of Assets	1,662	5,109

Changes in Assets and Liabilities:
Decrease (Increase) in Accounts Receivable	477,866	(30,367)
Increase in Inventory	(110,180)	(215,871)
Decrease (Increase) in Other Assets	(243,936)	257,464
Increase (Decrease) in Accounts Payable	(3,552,886)	1,266,909
Increase (Decrease) in Other Liabilities	(1,790,208)	220,809
Changes in Assets and Liabilities	(5,219,344)	1,498,944
Cash Used In Operating Activities	(10,365,177)	(11,307,955)

Cash Flows From Investing Activities:
Purchase of Investments Available for Sale	(2,000,000)	—
Purchase of Equipment	(329,882)	(153,380)
Proceeds on Sale of Assets	—	5,998
Cash Used In Investing Activities	(2,329,882)	(147,382)

Cash Flows From Financing Activities:
Proceeds from the Issuance of Common Shares and Purchase Warrants	1,474,725	12,518,733
Payments on Notes Payable and Capital Lease Obligations	—	(829)
Cash Provided By Financing Activities	1,474,725	12,517,904

Increase (Decrease) In Cash	(11,220,334)	1,062,567
Cash At Beginning Of Period	11,881,451	4,711,730
Cash At End Of Period	$661,117	$5,774,297

Supplemental Cash Flow disclosure

	2014	2013
Interest Paid	$628,244	$75

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

Rockwell has submitted a New Drug Application (“NDA”) to the Federal Food and Drug Administration (“FDA”) for its lead drug candidate, Triferic™.  The application is under review by the FDA.

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

2.  Summary of Significant Accounting Policies

Basis of Presentation

Our consolidated financial statements include our accounts and the accounts for our wholly owned subsidiary, Rockwell Transportation, Inc.  All intercompany balances and transactions have been eliminated in consolidation. The accompanying consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America, or “GAAP,” and with the instructions to Form 10-Q and Securities and Exchange Commission Regulation S-X as they apply to interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

In the opinion of our management, all adjustments have been included which are necessary to make the financial statements not misleading. All of these adjustments that are material are of a normal and recurring nature. Our operating results for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014. You should read our unaudited interim financial statements together with the financial statements and related footnotes for the year ended December 31, 2013 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. Our

Annual Report on Form 10-K for the fiscal year ended December 31, 2013 includes a description of our significant accounting policies.

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

Investments Available for Sale

Investments Available for Sale are short-term investments, consisting of investments in short term duration bond funds, and are stated at fair value based upon observed market prices (Level 1 in the fair value hierarchy).  These funds generally hold high credit quality short term debt instruments.  These instruments are subject to changes in fair market value due primarily to changes in interest rates.  The fair value of these investments was $14,068,482 as of March 31, 2014.  Unrealized holding gains or losses on these securities are included in accumulated other comprehensive income (loss).  Realized gains and losses, including declines in value judged to be other-than-temporary on available-for-sale securities are included as a component of other income or expense.  Gross unrealized gains were $77,932 and gross unrealized losses were $11,653 as of March 31, 2014.  There were no realized gains or losses in the first quarter of 2014.

The Company evaluated the near term interest rate environment, the expected holding period of the investments along with the duration of the fund portfolios in assessing the severity and duration of the potential impairment. Based on that evaluation the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2014.

Research and Product Development

We recognize research and product development expenses as incurred.  We incurred product development and research costs related to the commercial development, patent approval and regulatory approval of new products, including our anemia related iron maintenance drug candidate, Triferic™, aggregating approximately $4.6 million and $12.8 million for the three months ended March 31, 2014 and 2013, respectively. We have completed the human clinical trials related to Triferic™ and submitted an NDA to the FDA in the first quarter of 2014.  First quarter costs included a $2.2 million NDA review fee paid to the FDA for the review of Triferic™.

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

	Three months ended March 31,
	2014	2013
Basic Weighted Average Shares Outstanding	39,812,820	21,241,000
Effect of Dilutive Securities	—	—
Diluted Weighted Average Shares Outstanding	39,812,820	21,241,000

3.  Inventory

Components of inventory as of March 31, 2014 and December 31, 2013 are as follows:

	March 31,	December 31,
	2014	2013
Raw Materials	$1,243,020	$1,142,776
Work in Process	231,936	254,714
Finished Goods	1,434,872	1,402,158
Total	$2,909,828	$2,799,648

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

The balance of the above debt matures at March 31, 2014 as follows:

2014 (remainder of year)	$2,308,145
2015	7,544,935
2016	8,555,035
2017	1,591,885
Total Principal Payable	$20,000,000

Interest accrued on the loan payable through March 31, 2014 was $215,278.

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

We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements.  While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which are based on information available to us on the date of this report or, if made elsewhere, as of the date made.  Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different.  Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed below and elsewhere in this report, and from time to time in our other reports filed with the SEC, including, without limitation, in “Item 1A — Risk Factors” in our Form 10-K for the year ended December 31, 2013.

•                  Before it can be marketed, our lead drug candidate requires FDA approval, a long, expensive process with no guarantee of success.

•                  Even if Triferic™ is approved by the FDA, we may not be able to market it successfully.

•                  If we do not obtain protection under the Hatch-Waxman Act to extend patent protection for Triferic™, our business may be harmed.

•                  FDA approval to manufacture Calcitriol may take longer than we anticipate and commercial launch may be delayed or may not be widely adopted when launched.

•                  We could be prevented from selling products, forced to pay damages and compelled to defend against litigation if we infringe the rights of a third party.

•                  We may not be successful in obtaining foreign regulatory approvals or in arranging a business development, out-licensing or other venture to realize commercialization of our drug products outside of the United States.

•                  Our dialysis concentrate business is substantially dependent on a few customers that account for a substantial portion of our sales.  The loss of any of these customers could have a material adverse effect on our results of operations and cash flow from our dialysis business and on our ability to market our new drug products.

•                  We operate in a very competitive market against a substantially larger competitor with greater resources.

•                  We may not be successful in maintaining our gross profit margins.

•                  We depend on government funding of health care, changes in which could impact our ability to be paid in full for our products, increase pricing pressures or cause consolidation in the dialysis provider market.

•                  We will rely on third party suppliers for raw materials, packaging components and manufacturing of our drug products for our commercially marketed drug products once they are approved. We may not be able to obtain the raw materials, components and manufacturing capacity we need, or the cost of the materials, components and manufacturing capacity may be higher than expected, any of which could have a material adverse effect on our expected results of operations, financial position and cash flows.

•                  Health care reform could adversely affect our business.

•                  We depend on key personnel, the loss of which could harm our ability to operate.

•                  Our business is highly regulated, which increases our costs and results in risks relating to potential noncompliance.

•                  We may not have sufficient products liability insurance.

•                  Shares eligible for future sale may negatively affect the market price of our common shares.

•                  Our stock price could be volatile.

•                  We could have a material weakness in our internal control over financial reporting, which, until remedied, could result in errors in our financial statements requiring restatement of our financial statements. As a result, investors may lose confidence in our reported financial information, which could lead to a decline in our stock price.

•                  Structural and anti-takeover provisions reduce the likelihood that you will receive a takeover premium.

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

Our product development costs were primarily related to Triferic™ for which we submitted a New Drug Application with the U.S. Food and Drug Administration in the first quarter of 2014.  We expect our spending for Triferic™ to decrease significantly going forward.  Based upon clinical data, we believe Triferic™ has unique and substantive benefits compared to current treatment options.

In 2011, we acquired an FDA approved generic vitamin D injection, Calcitriol, indicated in the treatment of secondary hyperparathyroidism, which is common in ESRD patients.  We have submitted the necessary manufacturing data to the FDA to obtain commercial marketing approval.  We plan to market Calcitriol once we obtain approval to manufacture it.

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

As of March 31, 2014, we had $14.7 million in cash and investments.  We believe our current cash resources are adequate to meet our expected needs as we do not anticipate substantial cash requirements to fund our operations going forward.  We may seek additional funding through business development, joint ventures and other business arrangements, or through additional debt or equity financings if we believe market conditions are advantageous or if we believe raising additional capital would be appropriate to give us further flexibility to pursue our business strategy.

Results of Operations for the Three Months Ended March 31, 2014 and March 31, 2013

Sales

Sales in the first quarter of 2014 increased 5.1% to $13.0 million from $12.4 million in the first quarter of 2013.  The majority of the sales increase was due to higher international sales while most of our domestic sales growth was offset by several factors including conversion to dry product from liquid product and reduced sales to clinics acquired by a competitor.

Gross Profit

Gross profit margin in the first quarter of 2014 increased 2.6 percentage points to 13.0% from 10.4% in the first quarter of 2013.  Gross profit dollars in the first quarter were $1.7 million, an increase of 31% or $0.4 million compared to the first quarter last year.  The increase in gross profit was primarily due to the favorable impact of higher sales of our CitraPure product lines.  Higher operating and delivery costs have been largely offset by higher prices in the aggregate.

Selling, General and Administrative Expense

Selling, general and administrative expense during the first quarter of 2014 was $4.1 million compared to $3.9 million in the first quarter of 2013.   Non-cash equity compensation was $2.2 million in the first quarter of 2014 compared to $1.3 million in the first quarter of 2013. In the first quarter of 2013, we recognized a non-cash expense of $0.9 million related to the extension of certain warrants.

Research and Product Development

We incurred product development and research costs related to the commercial development, patent approval and regulatory approval of new products, including our anemia related iron maintenance drug candidate, Triferic™, aggregating approximately $4.6 million and $12.8 million for the three months ended March 31, 2014 and 2013, respectively.   We submitted an NDA for Triferic™ to the FDA in the first quarter of 2014.  Development costs in the first quarter of 2014 were primarily related to NDA preparation and filing as well as completion of the Triferic™ Phase 3 longer term safety study work and related documentation.  First quarter 2014 expense included a $2.2 million fee paid to the FDA in connection with the NDA filing for the review of Triferic™. Spending in 2013 was primarily for conducting the Phase 3 clinical trial program for Triferic™. We have completed the human clinical trials related to Triferic™ and future spending on Triferic™ is expected to diminish significantly in each of the remaining quarters of 2014 compared to the corresponding periods in 2013.

Interest and Investment Income, Net

Our net interest and investment expense was $0.8 million in the first quarter of 2014 compared to net interest and investment income of $11,000 in the first quarter of 2013.  The increase in net interest expense was due to borrowings under the June 2013 $20 million secured loan.

Liquidity and Capital Resources

Our strategy is centered on obtaining regulatory approval to market Triferic™ and developing other high potential drug candidates, while also expanding our dialysis products business.  Now that the planned clinical trials for Triferic™ are complete and the related NDA has been filed, we expect our cash usage to decrease substantially compared to recent periods.  Product development expense will aggregate approximately $4.0 - $4.5 million for the remaining three quarters of 2014 in total.  We believe we have adequate cash resources to launch Triferic™ once approved by the FDA.

Our cash resources include cash generated from our business operations, the $50.4 million in net proceeds generated from equity offerings during 2013 and the $20.0 million borrowed under the secured loan agreement executed in June 2013.  The repayment and other terms of the loan are described in Note 4 to our Consolidated Financial Statements.  We were in compliance with the terms of the loan agreement and there was no event of default as of March 31, 2014.  As of March 31, 2014, our cash and investments were $14.7 million and our current assets exceeded our current liabilities by $8.2 million.

We expect to generate positive cash flow from operations in 2014, excluding research and development related expenditures.  The Company intends to expand its customer relationships and to introduce Calcitriol.  We anticipate our business development efforts will result in increased cash availability and higher future cash flows if successful.  We believe that cash flow from operations will increase substantially once we achieve commercial launch of our new products.

The Company is in discussions with potential business development partners to license rights to its products outside the United States and to partner its dialysis business with interested parties including joint ventures, partnerships and or other marketing arrangements, any of which could provide additional liquidity, if completed.  We do not expect to require additional cash resources to execute our business plan.   However, if we believe market conditions are advantageous or that raising additional capital would otherwise be appropriate to give us further flexibility to pursue our business strategy, we may seek to raise additional debt or equity capital.

Our contractual obligations are described in our Form 10-K for the year ended December 31, 2013. There have been no material changes to that information since December 31, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Our current exposure to interest rate risk is primarily on our long term debt.  As of March 31, 2014 we owed $20,000,000 in current and long term debt related to a loan we entered into in June 2013.  The loan bears interest at the greater of (i) 12.50% plus the prime rate as reported in The Wall Street Journal minus 3.25%, or (ii) 12.50%. We are exposed to interest rate risk on this loan to the extent the prime rate rises above 3.25%.  If the prime rate were to increase to 3.25%, a hypothetical 100 basis point increase above that rate would increase interest expense by $200,000 per year.

We have invested $14.1 million in available for sale securities which are invested in short term bond funds which typically yield higher returns than the interest realized in money market funds.  While these funds hold bonds of short term duration, their market value is affected by changes in interest rates.  Increases in interest rates will reduce the market value of bonds held in these funds and we may incur unrealized losses from the reduction in market value of the fund.  If we liquidate our position in these funds, those unrealized losses may result in realized losses which may or may not exceed the interest and dividends earned from those funds. However, due to the short duration of these short term bond fund portfolios, we do not believe that a hypothetical 100 basis point increase or decrease in interest rates will have a material impact on the value of our investment portfolio.

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

PART II — OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors described in our 2013 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 28, 2014, DaVita Healthcare Partners, Inc. exercised its warrant to purchase 100,000 shares of the Company’s common stock using a cashless exercise method pursuant to which no cash was exchanged and the exercise price consideration was satisfied entirely by cancelation of a portion of the warrant.  A total of 21,815 shares were issued and the warrant is no longer outstanding.  The deemed exchange of the warrant for shares of common stock for no additional consideration and without paying remuneration for soliciting such exchange was exempt under Section 3(a)(9) of the Securities Act of 1933, as amended.

Item 6. Exhibits

See Exhibit Index following the signature page, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKWELL MEDICAL, INC.
(Registrant)

Date: May 12, 2014	/s/ ROBERT L. CHIOINI
Robert L. Chioini
President and Chief Executive Officer (principal executive officer) (duly authorized officer)

Date: May 12, 2014	/s/ THOMAS E. KLEMA
Thomas E. Klema
Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

10-Q EXHIBIT INDEX

The following documents are filed as part of this report or were previously filed and incorporated herein by reference to the filing indicated. Exhibits not required for this report have been omitted. Our Commission file number is 000-23661.

Exhibit No.	Description

10.54	Form of Restricted Stock Award Agreement June 2013 (Executive Version)

10.56

Rockwell Medical, Inc. Amended and Restated 2007 Long Term Incentive Plan, as amended effective May 22, 2014 (appendix to Company’s Proxy Statement for the 2014 Annual Meeting of Shareholders filed April 14, 2014)

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