Form 10-K/A
period 2013-12-31
ROCKWELL MEDICAL, INC.
filed 2014-06-04
CIK 1041024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2013 (computed by reference to the closing sales price of the registrant’s Common Stock as reported on the NASDAQ Global Market on such date) was $135,645,000.  For purposes of this computation, shares of common stock held by our executive officers, directors and common shareholders with 10% or more of the outstanding shares of Common Stock were excluded.  Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates.

Number of shares outstanding of the registrant’s Common Stock, no par value, as of February 28, 2014: 40,748,161 shares.

Documents Incorporated by Reference

Portions of the Registrant’s definitive Proxy Statement pertaining to the 2014 Annual Meeting of Shareholders (the “Proxy Statement”) filed pursuant to Regulation 14A are herein incorporated by reference in Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

This amendment to our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed on March 7, 2014, is being filed solely to provide Exhibit 23.1 Consent of Plante & Moran, PLLC relating to the registrant and its subsidiary, which was inadvertently omitted from the filing.  No items in the Form 10-K are affected by this omission and therefore no item in the Form 10-K is being amended hereby. All information in the Form 10-K speaks as of the date of filing except as expressly set forth therein and the registrant has not undertaken to update any of the disclosures therein to reflect any events that occurred at a date subsequent to the date of filing.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL MEDICAL, INC. (Registrant)

By:	/s/ THOMAS E. KLEMA
Thomas E. Klema
Vice President and Chief Financial Officer

Date:	June 3, 2014

EXHIBITS

The following documents are filed as part of this amendment. Exhibits not required for this amendment have been omitted. Our Commission file number is 000-23661.

23.1 Consent of Plante & Moran, PLLC.

31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).