Form 10-K
period 2014-12-31
ROCKWELL MEDICAL, INC.
filed 2015-03-03
CIK 1041024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2014 (computed by reference to the closing sales price of the registrant's Common Stock as reported on the NASDAQ Global Market on such date) was $457,066,000. For purposes of this computation, shares of common stock held by our executive officers, directors and common shareholders with 10% or more of the outstanding shares of Common Stock were excluded. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates.

          Number of shares outstanding of the registrant's Common Stock, no par value, as of February 20, 2015: 50,344,507 shares.

Documents Incorporated by Reference

          Portions of the Registrant's definitive Proxy Statement pertaining to the 2015 Annual Meeting of Shareholders (the "Proxy Statement") to be filed pursuant to Regulation 14A are herein incorporated by reference in Part III of this Annual Report on Form 10-K.

        References to "Rockwell", the "Company," "we," "us" and "our" are to Rockwell Medical, Inc. and its subsidiary unless otherwise specified or the context otherwise requires.

Forward Looking Statements

        We make forward-looking statements in this report and may make such statements in future filings with the Securities and Exchange Commission, or SEC. We may also make forward-looking statements in our press releases or other public or shareholder communications. Our forward-looking statements are subject to risks and uncertainties and include information about our expectations and possible or assumed future results of our operations. When we use words such as "may," might," "will," "should," "believe," "expect," "anticipate," "estimate," "continue", "predict", "forecast", "projected," "intend" or similar expressions, or make statements regarding our intent, belief, or current expectations, we are making forward-looking statements. Our forward looking statements also include, without limitation, statements about our competitors, statements regarding the commercialization of our new products, statements regarding our new products such as Triferic™ and Calcitriol, and statements regarding our anticipated future financial condition, operating results, cash flows and business and financing plans.

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

 PART I

Item 1.    Business.

General

        Rockwell Medical, Inc., incorporated in the state of Michigan in 1996, is a fully-integrated biopharmaceutical company targeting end-stage renal disease (ESRD) and chronic kidney disease (CKD) with innovative products and services for the treatment of iron deficiency, secondary hyperparathyroidism and hemodialysis (also referred to as "dialysis").

        Rockwell's lead branded drug, Triferic™, formerly known as Soluble Ferric Pyrophosphate or SFP, was approved by U.S. Food and Drug Administration ("FDA") in late January 2015. Triferic™ is a unique iron compound that is delivered to hemodialysis patients via dialysate, replacing the ongoing iron loss that occurs during their dialysis treatment. Triferic™ enters the blood and immediately binds to transferrin and is transported to the erythroid precursor cells to be incorporated into hemoglobin.

        The Company successfully completed its Phase 3 clinical trial program SFP-3 and SFP-4 (CRUISE-1and CRUISE-2) that included an extensive long-term safety program where Triferic™ demonstrated a favorable safety profile similar to placebo patients. Triferic™ has the distinction of being the first drug in its class to be indicated for iron maintenance compared to other intravenous iron drugs that are indicated for iron repletion.

        In addition, the Company completed clinical study NIH-FP-01, the PRIME study, which demonstrated that Triferic™ could significantly reduce the need for erythropoiesis stimulating agents ("ESA"). ESA drugs are the most expensive drugs used in dialysis.

        We plan to commercialize Triferic™ in the U.S. market. We plan to seek foreign regulatory approval for Triferic™ in some countries and license the technology to partner companies who will gain regulatory approval and commercialize Triferic™. Rockwell has in-licensed the exclusive right to commercialize Triferic™ and we hold certain other patents related to Triferic™.

        Rockwell's FDA approved generic drug, Calcitriol, is for treating secondary hyperparathyroidism in dialysis patients. Calcitriol (active vitamin D) injection is indicated in the management of hypocalcemia in patients undergoing chronic renal dialysis. It has been shown to significantly reduce elevated parathyroid hormone (PTH) levels. Reduction of PTH has been shown to result in an improvement in renal osteodystrophy. Rockwell has received FDA manufacturing approval and intends to market Calcitriol to hemodialysis providers in the United States dialysis market.

        Rockwell is also an established manufacturer and leader in delivering high-quality hemodialysis concentrates/dialysates to dialysis providers and distributors in the United States and abroad. These products are used in the hemodialysis process to maintain human life by removing toxins and replacing critical nutrients in the patient's bloodstream. Rockwell has three manufacturing and distribution facilities in the United States. Rockwell entered into an Exclusive Distribution Agreement (the "Distribution Agreement") with Baxter Healthcare Corporation ("Baxter") in October 2014 pursuant to which Baxter has become our exclusive distributor for our concentrate products in the United States and certain foreign markets. See "Item 1—Business—Distribution Agreement with Baxter."

Our Business Strategy

        We intend to become a leading biopharmaceutical company, leveraging our Triferic™ technology into other medical indications, using our operating business infrastructure to penetrate and sell approved drugs commercially into the renal market and discovering and acquiring or licensing other potential high-value drugs. The following are the key elements of our business strategy:

Commercially Launch Triferic™ as an Iron Maintenance Therapy for Hemodialysis Patients in the U.S.

        We obtained FDA regulatory approval in January 2015 to market Triferic™ commercially. Triferic™ is a unique iron compound that is delivered to hemodialysis patients via dialysate, replacing the ongoing iron loss that occurs during their dialysis treatment. In completed clinical trials, Triferic™ has demonstrated that it can effectively deliver sufficient iron to the bone marrow and maintain hemoglobin, without increasing iron stores (ferritin). Rockwell intends to market Triferic™ to hemodialysis patients in the U.S. dialysis market in 2015.

Commercially Launch Calcitriol to Treat Secondary Hyperparathyroidism in Dialysis Patients in the U.S.

        Calcitriol (active vitamin D) injection is indicated in the management of hypocalcemia in patients undergoing chronic renal dialysis. It has been shown to significantly reduce elevated parathyroid hormone levels. We expect to sell and market generic Calcitriol in 2015. Based on industry estimates, we believe the U.S. market for vitamin D therapy for ESRD patients is greater than $200 million per year. We intend to market Calcitriol to dialysis providers, many of whom we have an established commercial relationship with through our dialysis concentrate business. We estimate that there are currently over 60,000,000 vitamin D injections per year in the ESRD market in the United States.

License our Triferic™ Technology to Marketing Partners to Leverage Our Renal Indications and Others Globally for Commercialization.

        We continue to seek commercial collaborations to license and develop our products and to realize financial benefits on a global scale. We intend to leverage the development, regulatory and marketing presence and expertise of potential business partners to accelerate the development of our products throughout the world. We may initiate regulatory approval in select markets.

Grow Our Commercial Concentrate Business and Market Position and Leverage our Current Relationships to Sell our Renal Drugs.

        We intend to continue to increase our market presence in our concentrate/dialysate products business in the United States. Through the Distribution Agreement with Baxter, we intend to expand our concentrate business operations and increase our sales domestically and internationally. We will continue to develop and offer innovative products that improve patient outcomes and lower provider costs. We intend to leverage our sales and marketing operating infrastructure to sell our renal drugs into the same market.

Identify Novel Drugs to Address Unmet Needs and Market Opportunities.

        We will pursue opportunities to secure other drugs inside and outside the renal market that we believe hold great potential to address unmet needs, and that we believe will enable us to expand our reach further into drug development.

Acquire Rights to and Commercially Implement Complementary Drug Products.

        We intend to continue to selectively pursue and acquire rights to drug products in various stages of development, or FDA approved drugs, with the intention to commercialize and/or realize their business potential.

The Hemodialysis Market

        The great majority of hemodialysis patients receive dialysis treatment three or four times per week, or approximately 156 times per year. Most have their dialysis treatment performed at a free-standing clinic for permanent loss of kidney function; these are called "chronic" patients. Some have their treatment performed at hospitals for temporary loss of kidney function; these are called "acute" patients. A small percent of patients receive their treatment at home; these are called "home" patients. In each setting, a dialysis machine dilutes concentrated solution, such as Rockwell's concentrate products, with purified water. The resulting solution is called dialysate. Dialysate is pumped through an artificial kidney (or dialyzer) while the patient's blood is pumped through a semi-permeable membrane inside the dialyzer, in the opposite direction the dialysate is flowing. The dialysate infuses calcium and bicarbonate into the patient's blood while removing water and waste. Dialysate generally contains dextrose, sodium chloride, calcium, potassium, magnesium, sodium bicarbonate and either citric acid or acetic acid. The patient's physician chooses the proper concentrations required for each patient based on each particular patient's needs.

        In addition to using reusable concentrate products, a dialysis provider also uses other products such as blood tubing, fistula needles, dialyzers, drugs, specialized component kits, dressings, cleaning agents, filtration salts and other supplies, many of which we sell.

Dialysis Industry Trends

        Hemodialysis is the primary treatment modality employed in the United States with over 90% of all dialysis patients receiving hemodialysis. The Company does not compete in the peritoneal or home dialysis segments. Hemodialysis treatments are generally performed in free standing clinics or hospitals with the majority of dialysis services performed by national and regional for profit dialysis chains. Based on data published by the U.S. Renal Data Systems ("USRDS") we estimate that there are approximately 6,300 Medicare-certified treatment clinics in the United States. The two largest national for-profit dialysis chains service approximately 70% of the domestic hemodialysis market. According to the most recent statistics published by USRDS, there were approximately 443,000 dialysis patients in the United States as of the end of 2012.

        Based on a global market study published by a major dialysis products manufacturer, the global ESRD population receiving some form of treatment was estimated to be over 2.8 million patients at the end of 2011 with the overall global patient population growing approximately 6-7% annually. We have observed that the ESRD patient population in the United States has grown steadily over the past several decades and coupled with data provided in that report we expect the dialysis population to grow approximately 4-5% annually over the next several years. The Asia-Pacific market is projected to experience rapid growth in both the incidence of kidney disease and the total ESRD population over the decade ahead.

Drug Products

Triferic™ (Ferric Pyrophosphate Citrate)

        Iron deficiency is pervasive in the CKD-HD patient population. Triferic™ is the first product approved by the FDA for iron replacement and maintenance of hemoglobin in hemodialysis patients.

We believe Triferic™ will become the standard of care in iron maintenance therapy for dialysis patients and address an important need in the maintenance of hemoglobin in ESRD patients.

        Approved by the FDA in January 2015, Triferic™ is a unique iron compound that is delivered to hemodialysis patients via dialysate, replacing the ongoing iron loss that occurs during their dialysis treatment. Triferic™ is introduced into bicarbonate concentrate, on-site at the dialysis clinic, and subsequently mixed into dialysate. Once in dialysate, Triferic™ crosses the dialyzer membrane and enters the blood where it immediately binds to transferrin and is transported to the erythroid precursor cells to be incorporated into hemoglobin. In completed clinical trials, Triferic™ has demonstrated that it can effectively deliver sufficient iron to the bone marrow and maintain hemoglobin, without increasing iron stores (ferritin).

        To currently address iron deficiency, patients receive intravenous (IV) iron and ESA. ESA is an artificial hormone that acts in the bone marrow, together with iron, to increase the production of red blood cells, which carry oxygen throughout the body to nourish tissues and sustain life. Hemoglobin, an important constituent of red blood cells, is composed largely of iron and protein.

        Current clinical practice for iron therapy for CKD-HD patients is provided mainly with IV iron compounds, which are approved for iron repletion, not maintenance. IV iron is encased by a carbohydrate shell to prevent free-iron from circulating in the bloodstream. Due to the carbohydrate shell, IV iron is taken up by the reticuloendothelial system and deposited primarily in the liver, rather than directly into blood plasma where it would be carried to the bone marrow. An increase in inflammation during dosing, coupled with chronic inflammation found in ESRD patients, causes a peptide called hepcidin to mobilize and block the majority of IV iron from leaving the liver, increasing iron stores. This functional iron deficiency can reduce the effectiveness of ESA treatments. The carbohydrate moiety in IV iron compounds is also believed to be responsible for the anaphylactic reactions that may occur.

        Triferic™ is distinctly different from IV iron compounds. Triferic™ is an iron salt and contains no carbohydrate. Triferic™ enters the bloodstream through dialysate and immediately binds to transferrin (the body's natural binding site for iron) and is carried directly to the bone marrow for the formation of new red blood cells. Triferic™'s efficient binding action is similar to how a healthy human body processes dietary iron when received via food. Triferic™ effectively delivers iron and maintains hemoglobin without increasing iron stores. Triferic™ has demonstrated an excellent safety profile in its Phase 3 clinical program and has not been attributed to any anaphylaxis in over 100,000 administrations.

        The PRIME study demonstrated that this more direct method of iron delivery is able to significantly reduce ESA treatment. In this study, Triferic™ patients used 35% less ESA than placebo patients and ESA hyporesponsive patients used 74% less ESA (see PRIME study design and results below).

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

        Triferic™, in place of IV iron, has shown it can effectively deliver iron and maintain hemoglobin without increasing iron stores, and the PRIME study has shown Triferic™ can lower ESA use. Triferic™ additionally lowers IV iron drug administration cost to dialysis providers. Along with the elimination of the needle and syringe normally used for IV iron administration, a nurse will not have to administer individual injections of IV iron, thereby reducing the amount of time required for IV iron administration, permitting nursing time to be redeployed to other patient care activities.

        During 2013, Rockwell successfully completed its two pivotal Phase 3 efficacy trials, called CRUISE-1 and CRUISE-2, for Triferic™. The CRUISE studies were identical single-blind, placebo controlled, parallel group, multi-center studies comparing Triferic™ delivered via hemodialysate concentrate to placebo with standard hemodialysate concentrate with 600 subjects split evenly between the two studies and treatment arms. Both of the CRUISE studies successfully met their primary endpoint, demonstrating a statistically significant mean change in hemoglobin from baseline to End-of-Treatment. Triferic™ also met key secondary endpoints including maintenance of hemoglobin, maintenance of reticulocyte hemoglobin and increase in serum iron pre-to-post treatment without an increase in ferritin.

        A third Phase 3 trial, called the PRIME study demonstrated that Triferic™ significantly reduces the need for ESA during dialysis. The PRIME study was a nine-month, prospective, randomized, placebo-controlled, double-blinded, multi-center study in the United States that randomized patients equally to dialysate containing Triferic™-iron versus conventional dialysate. A total of 103 patients received blinded study drug (52 Triferic™, 51 Placebo). Both groups were able to have ESA doses titrated to keep hemoglobin levels within the target range, and both groups could receive IV iron if they developed absolute iron deficiency. Both groups successfully kept their hemoglobin concentrations within the target range, but the Triferic™ patients used 35% less ESA to do so than placebo patients. ESA hyporesponsive patients—those on more than 13,000 units of epoetin per week—needed 74% less ESA in the Triferic™ group compared to the placebo group. Hypo-responsive patients are generally estimated to represent approximately 20% of the dialysis population. According to Amgen Inc., which sells the vast majority of ESA drugs in the dialysis market, over $2.8 billion was spent on Amgen's ESA drugs in 2014 in the United States and we estimate that approximately $2.3 billion of Amgen's ESA sales were to the hemodialysis market.

        In January 2014, we completed our long term safety study for Triferic™ which was a prospective, randomized, double-blinded, placebo-controlled, crossover, multicenter, multinational, Phase 3 study with an enrollment of 718 CKD-HD patients in the United States and Canada. This large-scale long term safety study, coupled with the successful Phase 3 CRUISE studies, dosed over 100,000 Triferic™ administrations and demonstrated a safety profile similar to placebo patients.

        We plan to commercialize Triferic™ in 2015 using our current sales and marketing infrastructure. We intend to out-license the rights to Triferic™ for commercial development in markets outside of the United States.

Calcitriol (Active Vitamin D) Injection

        Calcitriol is a generic active vitamin D and is indicated for the treatment of secondary hyperparathyroidism in dialysis patients. The majority of ESRD patients receive vitamin D on a routine basis using one of two branded drugs. Clinical data shows Calcitriol to be clinically equivalent in safety and efficacy to the two branded drugs. We believe the lower cost of Calcitriol will entice dialysis providers to purchase it over current vitamin D options. We plan to commercialize Calcitriol in 2015 using our current sales and marketing infrastructure.

Dialysis Concentrate Products

        We manufacture, sell, deliver and distribute hemodialysis concentrates, along with a full line of ancillary products abroad. We use Baxter as our exclusive marketer and distributor in the U.S. and in select foreign markets. Dialysate concentrates accounted for over 89% of our 2014 revenue with ancillary products accounting for the remainder. All of our products are manufactured according to Association for the Advancement of Medical Instrumentation and current good manufacturing practices ("cGMP") guidelines. Our concentrate products are diluted with clean water on-site at the clinic in the dialysis machine, creating dialysate, which works to clean the patient's blood.

CitraPure® Citric Acid Concentrate

        Our CitraPure® Concentrate is 100% acetate-free, in contrast to the acetate-based products used for many years. Acetate promotes inflammation so its removal is beneficial to the patient. Citrate has anticoagulant properties and has been shown in clinical studies to reduce the need for heparin during dialysis treatment (CitraPure® is not indicated for heparin sparing). CitraPure® is packaged as a liquid and as a dry powder acid concentrate for use with our Dry Acid Concentrate Mixer. CitraPure® contains citric acid, sodium chloride, dextrose, magnesium, potassium and calcium. CitraPure® is packaged as dry acid concentrate in 25 gallon cases and liquid acid concentrate in 55 gallon drums and four one gallon jugs to a case.

Dri-Sate® Dry Acid Concentrate

        Our Dri-Sate® Concentrate is our original acetate-based product that was introduced to the market when liquid acid was the only packaging option available in the market. Dri-Sate® is packaged as a dry powder acid concentrate for use with our Dry Acid Concentrate Mixer. Dri-Sate® contains acetic acid, sodium chloride, dextrose, magnesium, potassium and calcium. Dri-Sate® is packaged as dry acid concentrate in 25 gallon cases.

Renal Pure® Liquid Acid Concentrate

        Our RenalPure® Liquid Concentrate is acetate-based and contains acetic acid, sodium chloride, dextrose, magnesium, potassium and calcium and packaged in 55 gallon drums and four one gallon jugs to a case.

Dry Acid Concentrate Mixer

        Our Dry Acid Concentrate Mixer is designed for our CitraPure® and Dri-Sate® Dry Acid product and allows a clinic to mix its acid concentrate on-site. The clinic technician, using a specially designed mixer, adds pre-measured packets of the necessary ingredients to purified water (AMII standard). Clinics using Dry Acid Concentrate realize numerous advantages, including lower cost per treatment, reduced storage space requirements, reduced number of deliveries and more flexibility in scheduling deliveries, while enabling the Company to reduce distribution and warehousing costs.

RenalPure® Powder Bicarbonate Concentrate

        RenalPure® bicarbonate is a dry powder mixed on-site at the clinic and is packaged for bulk and individual treatment.

SteriLyte® Liquid Bicarbonate Concentrate

        SteriLyte® bicarbonate is liquid packaged in four one gallon jugs to a case and is used mainly in acute care settings.

Ancillary Products

        We offer a wide range of ancillary products including blood tubing, fistula needles, specialized custom kits, dressings, cleaning agents, filtration salts and other supplies used by hemodialysis providers.

Distribution Agreement with Baxter

        Pursuant to the terms of the Distribution Agreement, Baxter is now our exclusive agent for commercializing our hemodialysis concentrate and ancillary products in the United States and various foreign countries for an initial term of 10 years. We retain sales, marketing and distribution rights for our hemodialysis concentrate products for our current international customers and in those countries in which we have an established commercial presence. During the term of the Distribution Agreement, Baxter has agreed not to manufacture or sell any competitive concentrate products in the United States hemodialysis market, other than specified products. The Distribution Agreement does not include any of the Company's drug products.

        Under the Distribution Agreement, Baxter will purchase concentrate-related products from us at pre-determined gross margin-based prices per unit adjusted each year during the term and subject to an annual true up. The Distribution Agreement also requires Baxter to meet minimum annual purchase levels, subject to a cure period and certain other relief, in order to maintain its exclusive distribution rights. The minimum purchase levels increase each year over the term of the Distribution Agreement. Purchases in any contract year that exceed the minimum may be carried forward and applied to future years' minimum requirements. The Distribution Agreement also contains provisions governing the operating relationship between the parties, our obligations to maintain specified manufacturing capacity and quality levels, remedies, as well as representations, warranties and indemnification obligations of the parties. We will continue to manage customer service, transportation and certain other functions for our current customers through at least December 31, 2017, for which Baxter will pay us an amount equal to our related costs plus a slight mark-up.

        Following the October 2, 2014 signing of the Distribution Agreement, we received an upfront fee of $20 million and an equity investment of $15 million. Baxter also agreed to pay us $10 million during the initial term of the Distribution Agreement to build a new manufacturing facility in the Pacific time zone that will serve customers in the Western United States. The fee payable in connection with building the facility will be reduced to the extent that the facility is not operational within 12 months after the start of construction. Except for any leased components, we will own and operate the facility when completed.

        Either party may terminate the Distribution Agreement upon the insolvency or material breach of the other party or in the event of a force majeure. In addition, Baxter may also terminate the Distribution Agreement at any time upon 270 days' prior written notice to us or if (1) prices increase beyond certain thresholds and notice is provided within 45 days after the true up payment is due for the year in which the price threshold is exceeded, (2) a change of control of the Company occurs and 270 days' notice is provided, or (3) upon written notice that Baxter has been enjoined by a court of competent jurisdiction from selling in the United States any product covered by the Distribution Agreement due to a claim of intellectual property infringement or misappropriation relating to such product. If Baxter terminates the Distribution Agreement under the discretionary termination or the price increase provisions, it would be subject to a limited noncompete obligation in the United States with respect to certain products for a period of two years.

        If a "Refund Trigger Event" occurs, we would be obligated to repay a portion of the upfront fee and facility fee. A "Refund Trigger Event" means any of the following: (1) a change of control of the Company involving any of certain specified companies; (2) a termination by Baxter due to the Company's bankruptcy or breach, or due to price increases that exceed the stated thresholds; (3) a termination by either party due to a force majeure; (4) settlement or adjudication of any claim, action or litigation relating to a covered product that materially and adversely affects Baxter's commercialization of the product; and (5) any regulatory action or ruling relating to a covered product that materially and adversely affects Baxter's commercialization of the product. In addition, if Baxter terminates the Distribution Agreement because Baxter has been enjoined by a court of competent jurisdiction from selling in the United States any product covered by the Distribution Agreement due to a claim of intellectual property infringement or misappropriation relating to such product prior to the end of 2019, Baxter would be entitled to a partial refund. In no event would more than one refund be required to be paid.

        The Distribution Agreement may be extended an additional five years by Baxter if the Company achieves a specified sales target and pays an extension fee of $7.5 million. If the first extension occurs, the Distribution Agreement term may later be extended an additional five years at Baxter's option at no additional cost.

Distribution and Delivery Operations

        The majority of our domestic products are delivered through our subsidiary, Rockwell Transportation, Inc., which operates a fleet of trucks used to deliver products to our customers. Rockwell distribution and delivery will continue to operate under the Distribution Agreement on behalf of Baxter for domestic business. We perform delivery services that are generally not available from common carriers or our competitors, such as stock rotation, non-loading-dock delivery and drum pump-off service. As a result, we believe we offer a higher level of service than other providers.

Sales and Marketing

        The ten largest dialysis providers treat approximately 396,000 patients according to an article published by Nephrology News in 2014, which we believe constitutes over 80% of the hemodialysis patient population in the United States. Due to the concentrated nature of our customers, we will market our drug products using few salespeople. Our Chief Executive Officer leads and directs our sales effort, and handles our major accounts.

        We market and advertise through trade publications, journals, product literature, the internet and industry trade conferences. We target our sales and marketing efforts to upper management of dialysis companies, dialysis service providers, nephrologists, clinic administrators, nurses, medical directors and purchasing personnel.

        Our dialysis concentrate products are sold to U.S. customers through Baxter in accordance with the Distribution Agreement. Our dialysis concentrate products are sold to international customers through independent sales agents, distributors and direct.

Competition

Dialysis Concentrate Solutions and Dialysis Products Market Competition

        In the United States, the principal competitor for our concentrate products is Fresenius Medical Care NA, a vertically integrated manufacturer and marketer of dialysis devices, drugs and supplies and dialysis clinic operator, which has substantially greater financial, technical, manufacturing, marketing, research and development and management resources than the Company. Fresenius operates approximately 2,200 clinics and treats approximately 37% of the dialysis patients in the U.S. Fresenius also manufactures and sells a full range of renal products, including dialysis machines, dialyzers (artificial kidneys), concentrates and other supplies used in hemodialysis. In addition to its captive customer base, Fresenius also services clinics owned by others with its products where it commands a market leading position in its key product lines. Fresenius manufactures its concentrate in its own regional manufacturing facilities. Other than Rockwell, there are no other major dialysis concentrate suppliers in the United States.

Iron Delivery Market Competition

        We intend to enter the iron delivery market with Triferic™. We believe Triferic™ has potential to capture market share from the current IV iron drugs due to its unique mode of action, clinical benefits, ability to lower treatment cost for providers, ease of administration and excellent safety profile. Presently, the IV iron drug Venofer® has the majority of the market for delivering iron to CKD-HD patients in the United States. Venofer® is owned by Switzerland-based Galenica. Galenica also markets Ferinject®. Fresenius has a sublicense agreement that allows them to distribute Venofer® to the dialysis market in the United States and Canada. Other IV iron competitors include Sanofi with Ferrlecit®, Watson with a generic IV iron called Nulecit® and AMAG Pharmaceuticals, Inc. with Feraheme®.

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

        Prior to 2011, the Centers for Medicare & Medicaid Services ("CMS") had historically paid providers for dialysis treatments under the Medicare program in two parts: the composite rate and separately reimbursed drugs and services. The composite rate is payment for the complete dialysis treatment except for physicians' professional services, separately billed laboratory services and separately billed drugs. CMS began implementation of a fully bundled reimbursement rate in 2011, which we believe will benefit our marketing efforts for Triferic™. The bundled rate is a single payment per treatment, thereby eliminating reimbursement for individual drugs and services to providers. Regulations provide that the rate is recalculated each year. As a result, dialysis drugs are now viewed by providers as an additional cost rather than as a source of revenue. We believe Triferic™, due to its potential for improved therapeutic response and lower cost of administration, will be an attractive alternative to IV iron under this reimbursement landscape.

Vitamin D Therapy Market Competition

        We intend to market Calcitriol injection against two competitors with branded vitamin D products, as well as other generic drug competitors. Abbott Laboratories markets Zemplar® and Sanofi-Aventis, through its Genzyme subsidiary, markets Hectorol®. Other companies offer oral forms of vitamin D. We believe the dialysis reimbursement law that went into effect in January 2011, along with Calcitriol being the lowest dose vitamin D injection available and our relationships with many dialysis providers gives us an advantage to sell Calcitriol against competitors in the market.

Quality Assurance and Control

Dialysis Concentrate Solutions Business

        We operate under FDA and cGMP guidelines and place significant emphasis on providing quality products and services to our customers. Our quality management plays an essential role in meeting product quality requirements and FDA guidelines. We have implemented quality systems that involve control procedures that result in rigid conformance to specifications. Our quality systems also include assessments of suppliers of raw materials, packaging components and finished goods, and quality management reviews designed to inform management of key issues that may affect the quality of products, assess the effectiveness of our quality systems and identify areas for improvement.

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

Drug Manufacturing

        We will utilize contract manufacturing organizations ("CMOs") to manufacture and package our drug products for sale. These contract manufacturers will be FDA approved drug manufacturing establishments. We follow defined procedures to qualify manufacturers of our products and to review and approve all manufactured products to ensure compliance with FDA cGMP regulations.

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

        We plan to develop and commercialize selected drug candidates, such as Triferic™. The development and regulatory approval process includes preclinical testing and human clinical trials and is lengthy and uncertain. Before marketing in the United States, any pharmaceutical or therapeutic product must undergo rigorous preclinical testing and clinical trials and an extensive regulatory approval process implemented by the FDA under the FD&C Act.

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

        A device which sustains or supports life, prevents impairment of human health or presents a potential unreasonable risk of illness or injury is categorized as a Class III device. A Class III device generally must receive approval through a pre-market approval ("PMA") application, which requires proving the safety and effectiveness of the device to the FDA. The process of obtaining PMA approval is expensive and uncertain. We have been advised that it usually takes approximately one year to obtain approval after filing the request, and may take substantially longer.

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

        In addition to the regulations for medical devices covering our current dialysate products, our new product development efforts will be subject to the regulations pertaining to pharmaceutical products. Our Triferic™ and Calcitriol products will be subject to FDA drug regulations.

Drug Approval and Regulation

        The marketing of pharmaceutical products in the United States, such as Triferic™, requires the approval of the FDA. We received FDA approval to market Triferic™ in January 2015. The FDA has established regulations, guidelines and safety standards which apply to the pre-clinical evaluation, clinical testing, manufacturing and marketing of our new iron maintenance therapy product and other pharmaceutical products. The steps required before a pharmaceutical product can be produced and marketed for human use include: (i) pre-clinical studies; (ii) submission to the FDA of an Investigational New Drug Application ("IND"), which must become effective before human clinical trials may commence in the United States; (iii) adequate and well controlled human clinical trials; (iv) submission to the FDA of a New Drug Application ("NDA") or, in some cases, an Abbreviated New Drug Application ("ANDA"); and (v) review and approval of the NDA or ANDA by the FDA. An NDA generally is required for products with new active ingredients, new indications, new routes of administration, new dosage forms or new strengths. An NDA requires that complete clinical studies of a product's safety and efficacy be submitted to the FDA, the cost of which is substantial. The costs are often less, however, for new delivery systems which utilize already approved drugs than for drugs with new active ingredients.

        An ANDA is a marketing application filed as part of an abbreviated approval process that is available for generic drug products that have been determined to be "bioequivalent" to an FDA-approved drug. This requires that the generic drug product have the same amount of active ingredient(s) absorbed in the same amount of time, use indication, route of administration, dosage form and strength as an existing FDA-approved product. In addition the generic drug product must be manufactured in accordance with cGMP and meet requirements for batch identity, strength, purity and quality. Under applicable regulations, companies that seek to introduce an ANDA product must also certify that the product does not infringe on the approved product's patent or that such patent has expired. If the applicant certifies that its product does not infringe on the approved product's patent, the patent holder may institute legal action to determine the relative rights of the parties and the application of the patent, and the FDA may not finally approve the ANDA until a court finally determines that the applicable patent is invalid or would not be infringed by the applicant's product.

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

Product License Agreements

        We are party to an in-license agreement for Triferic™ that covers issued patents in the United States, the European Union and Japan, as well as other foreign jurisdictions. We licensed the product from a company owned by Dr. Ajay Gupta who subsequently joined us as our Chief Scientific Officer. The license agreement continues for the duration of the underlying patents in each country plus a period of ten years. Patents were issued in the United States in 2004 and extend through 2016 and may be extended thereafter under the Hatch-Waxman Act. The European patent was issued in 2005 and extends through 2017. The Japanese patent was issued in 2007 and extends through 2017. We may apply for an extension of our patent exclusivity for up to five years. As noted below in "Trademarks and Patents," the Company has also received patent protection on the pharmaceutical grade formulation of the active pharmaceutical ingredient in Triferic™ which extends patent protection until 2029.

        Our Triferic™ license agreement requires us to obtain and pay the cost of obtaining FDA approval of the product and patent maintenance expenses in order to realize any benefit from commercialization of the product. In addition, we are obligated to make certain milestone payments and to pay ongoing royalties upon successful introduction of the product. As of December 31, 2014, remaining milestone payments include a payment of $100,000, which became due in January 2015 upon FDA approval of

Triferic™, and a payment of $175,000 which will become due upon issuance of a reimbursement code covering Triferic™.

Trademarks and Patents

        We have several trademarks and servicemarks used on our products and in our advertising and promotion of our products, and we have applied for United States registration of such marks. Most such applications have resulted in registration of such trademarks and servicemarks.

        We were issued a United States patent on the synthesis and formulation of our pharmaceutical grade formulation of Triferic™. The U.S patent expires on April 17, 2029. Patents have also been granted in Europe, Japan and Canada. We have numerous other patents and patent applications connected to Triferic™ pending in various countries.

        We also own patents in the United States and Canada for our Dry Acid Concentrate method and apparatus for preparing liquid dialysate which expire on September 17, 2019. Expiration of these patents is not expected to have a material impact on our business.

Suppliers

        We believe the raw materials and packaging materials for our hemodialysis concentrates, the components for our hemodialysis kits and the ancillary hemodialysis products distributed by us are generally available from several potential suppliers. We intend to engage CMOs for the manufacture and packaging of our drug products. There are several potential CMOs that are able to manufacture and package our drug products and so it is unlikely we will be dependent on any particular CMO. However, the lead time to bring on an additional or new CMO could be lengthy.

Customers

        We operate in one market segment which involves the manufacture and distribution of hemodialysis concentrates, dialysis kits and ancillary products used in the dialysis process to hemodialysis clinics. For the years ended December 31, 2014, 2013 and 2012, one customer, DaVita Healthcare Partners, Inc., accounted for 49% of our sales. Our accounts receivable from this customer were $2,041,000 and $1,886,000 as of December 31, 2014 and 2013, respectively. This key customer is important to our business and the loss of its business could have a material adverse effect on our business, financial condition and results of operations. No other customer accounted for more than 10% of our sales in any of the last three years. Pursuant to our Distribution Agreement, our future concentrate product sales to this customer will be through Baxter. If business with this key account were lost, it could have a material adverse effect on our business, financial condition and results of operations.

        The majority of our international sales in each of the last three years were sales to domestic distributors that were resold to end users outside the United States. Our sales to foreign customers and distributors were less than 5% of our total sales in 2014, 2013 and 2012. We have no material assets outside the United States. Our total international sales, including sales to domestic distributors for resale outside the United States, aggregated 13%, 12% and 11%, of overall sales in 2014, 2013 and 2012, respectively.

Employees

        As of December 31, 2014, we had approximately 283 employees, substantially all of whom are full time employees. Our arrangements with our employees are not governed by any collective bargaining agreement. Our employees are employed on an "at-will" basis.

Research & Development

        Over the last several years we have invested heavily in the testing and development of Triferic™. We completed human clinical trials and other testing in 2013, and submitted our NDA for Triferic™ to the FDA in 2014. We received FDA approval for Triferic™ in January 2015.

        We engaged outside service providers, contract research organizations, consultants and legal counsel to assist us with clinical trials, product development and obtaining regulatory approval. We incurred product development and research costs related to the commercial development, patent approval and regulatory approval of new products, including Triferic™, aggregating approximately $7,784,000, $39,382,000 and $48,272,000, in 2014, 2013 and 2012, respectively.

        Future R&D spending on the Triferic™ platform may include clinical testing in connection with peritoneal dialysis, total parenteral nutrition, an orphan indication and a pediatric indication. Future spending on such indications is expected to be minor in relation to the Company's cash resources.

Where You Can Get Information We File with the SEC

        Our internet address is http://www.rockwellmed.com. Our internet address is included as an inactive textual reference only and nothing on the website is incorporated by reference into this Annual Report on Form 10-K. You can access free of charge on our web site all of our reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports. These reports are available as soon as practicable after they are electronically filed with the SEC.

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

RISKS RELATED TO OUR DRUG BUSINESS

Although Triferic™ has recently been approved by the FDA, we may not be able to commercialize it successfully.

        The commercial success of Triferic™ will depend on a number of factors, including the following:

  •
  IV iron currently dominates treatment for iron deficiency and Triferic™ will have to compete against it and possibly other existing and future products;

  •
  It may be difficult to gain market acceptance from dialysis chains, anemia managers and nephrologists or such acceptance may be slower than expected. Market acceptance will depend on a number of factors, such as demonstration of Triferic™'s safety and efficacy, cost-effectiveness, advantages over existing products, and the reimbursement policies of government and third party payers, including Medicare;

  •
  Maintaining compliance with ongoing regulatory requirements applicable to Triferic™ or which apply generally to the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping applicable to the product;

  •
  The effectiveness of our marketing, sales and distribution strategies and operations for development and commercialization, and our ability to execute our marketing strategy without significant additional expenditures;

  •
  Our ability to avoid third party patent interference or patent infringement claims;

  •
  A continued acceptable safety profile of Triferic™; and

  •
  Discovery of previously unknown problems with Triferic™ or with any third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements.

        Any of the foregoing may have a material adverse effect on our ability to manufacture and market Triferic™. These factors are largely beyond our control. Accordingly, we cannot assure you that we will be able to generate revenues through the sale of Triferic™. If we are not successful in commercializing Triferic™, or are significantly delayed in doing so, our entire investment in Triferic™ may be worthless, our licensing rights could be forfeited and the price of our common stock could substantially decline. Even if we were successful in commercializing Triferic™, due to the highly concentrated nature of the market, our continued success may depend on adoption of Triferic™ by a few customers.

Triferic™ is currently limited to use in patients receiving hemodialysis treatments and has not been approved for other indications. Regulatory approval for any approved product is limited by the FDA to those specific indications and conditions for which clinical safety and efficacy have been demonstrated, which may limit our ability to market our drug products.

        While physicians may choose to prescribe drugs for uses that are not described in the product's labeling and for uses that differ from those tested in clinical studies and approved by regulatory authorities, our ability to promote the products or encourage our customers to use the products is limited to those indications that are specifically approved by the FDA as safe and effective. Any new indication for an approved product also requires FDA approval. If we are not able to obtain FDA approval for any other indications for Triferic™, our ability to effectively market and sell Triferic™ may be reduced and our business may be adversely affected. Moreover, if our promotional activities fail to comply with the FDA's regulations or guidelines, we may be subject to warnings from, or enforcement action by, the FDA that may include penalties, fines, injunctions, recall or seizure of products, suspension of production, denial of future regulatory approvals, withdrawal or suspension of existing regulatory approvals, operating restrictions, injunctions and criminal prosecution, any of which could materially harm our business.

If we do not obtain protection under the Hatch-Waxman Act to extend patent protection for Triferic™, our business may be harmed.

        The United States Drug Price Competition and Patent Term Restoration Act of 1984, more commonly known as the "Hatch-Waxman Act," provides that patent holders may apply for an extension of patent term for drugs for a period of up to five years to compensate for time spent in development and regulatory approval. There can be no assurance that we will receive the extension of the patent term provided under the Hatch-Waxman Act for either of the licensed Triferic™ patents expiring in 2016. If we fail to receive such extension, our ability to prevent competitors from manufacturing, marketing and selling generic versions of Triferic™ could be impaired and we would have to rely on the protection afforded us by the United States patent we hold on the synthesis and formulation of our pharmaceutical grade formulation of Triferic™ which expires in 2029 or on other patents related to Triferic™ that may be issued to us in the future.

Although Calcitriol has been approved by the FDA, we may not be able to commercialize it successfully.

        We have received FDA approval to manufacture a generic version of Calcitriol, but we still must meet certain ongoing regulatory requirements for product testing and stability of our commercially marketed products. If our testing does not meet approvable standards, if we are unable to find one or more approved suppliers that can make the product in sufficient quantities or if we experience operational issues with our supplier, we may not be able to market Calcitriol or the launch may be delayed.

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

We may not be successful in obtaining foreign regulatory approvals or in arranging an out-licensing or other venture to realize commercialization of our drug products outside of the United States. If we are successful in out-licensing our drug products, the licensee or partner may not be effective at marketing our products in certain markets or at all.

        The approval procedures for marketing our new drug products, such as Triferic™, outside the United States vary from country to country, can be difficult to obtain and carry the same risks as FDA approval. In particular, regulatory approval in foreign countries may require additional testing and may otherwise be expensive and time consuming to undertake. Even after foreign approvals are obtained, further delays may be encountered before products may be marketed. Many countries require additional government approval for price reimbursement under national health insurance systems.

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

        Any such delay or abandonment, or any failure to receive one or more foreign approvals, may have an adverse effect on the benefits otherwise expected from marketing in foreign countries.

        If we are successful in obtaining a business partner or partners to commercialize our products in foreign markets, we will be dependent upon their effectiveness in selling and marketing our products in those foreign markets. These partners may face stiff competition, government price regulations, generic versions of our drug products, violations of our intellectual property rights and other negative events or may otherwise be ineffective in commercializing our products, any of which could reduce the market potential for our products and our success in those markets.

We will rely on third party suppliers for raw materials, packaging components and manufacturing of our drug products. We may not be able to obtain the raw materials, proper components or manufacturing capacity we need, or the cost of the materials, components or manufacturing capacity may be higher than expected, any of which could have a material adverse effect on our expected results of operations, financial position and cash flows.

        We may not be able to obtain needed raw materials, packaging components and manufacturing capacity for a variety of reasons, including among others:

  •
  We may be required to purchase certain raw materials and packaging components from unaffiliated third- party suppliers who may not be able to supply us consistently or at all;

  •
  Regulatory requirements or action by regulatory agencies or others, including delays in receiving necessary approvals;

  •
  Adverse financial or other strategic developments at or affecting the supplier or contract manufacturer;

  •
  Unexpected demand for or shortage of raw materials or packaging components;

  •
  Failure to comply with cGMP standards which results in quality or product failures, adulteration, contamination and/or recall;

  •
  Limitations in capacity of contract manufacturers; and

  •
  Changes in product demand.

        If we are unable to obtain the raw materials, components and manufacturing capacity we require, or if we are charged more than expected for these items, we may not be able to produce the desired quantities of our drug products or our expected gross profit margins may be materially adversely affected.

Before it can be marketed, an investigational drug requires FDA approval, which is a long, expensive process with no guarantee of success.

        Performing clinical trials and obtaining FDA approval for any drug can take a long time. Clinical trials typically take months or years to complete. Once trials are completed and the NDA, is submitted to the FDA, the FDA may find deficiencies in our NDA, may raise safety or efficacy concerns or may otherwise require additional clinical testing or impose other requirements before granting approval, which could significantly delay approval or result in us not receiving approval at all.

        Clinical trials and the NDA approval process are also expensive. Any such delays, additional testing or other requirements may require us to raise additional capital, which may not be available when needed or may be available only on terms that are not in the best interests of the Company and its shareholders, or which result in substantial dilution of shareholders' voting power and ownership. If approval is not granted, our entire investment in the related products may be worthless, any licensing rights could be forfeited and the price of our common stock could substantially decline.

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

        Since 2011, CMS has continued to modify reimbursement policies for dialysis under the ESRD prospective payment system generally resulting in lower payment to dialysis providers. We anticipate that dialysis providers will continue to seek ways to reduce their costs per treatment due to this change in reimbursement practice which could reduce our sales and profitability and have a material adverse effect on our business, financial condition and results of operations.

        CMS has also introduced a quality incentive program for dialysis facilities and posts each facility's total performance score on the CMS website. Low performance scores at our customers could result in a reduction in patient volume and a decrease in sales for those customers.

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

        In the United States, Congress enacted the Patient Protection and Affordable Care Act in 2010, as amended by the Health Care and Education Affordability Reconciliation Act, referred to collectively as PPACA, which has resulted in significant changes to the health care payment and delivery system. The PPACA requires employers to provide employees with insurance coverage that meets minimum eligibility and coverage requirements or face penalties. The PPACA also includes provisions that impact the number of individuals with insurance coverage, including expansion of those eligible for Medicaid in some states, the types of coverage and level of health benefits that are required and the amount of payment providers performing health care services receive. The PPACA imposes implementation through 2020. The United States government faces structural deficits that may require changes to government funded healthcare programs such as Medicare and Medicaid which may negatively impact customers of our products. Our financial position, results of operations, and cash flows and ability to commercialize our drug products could be materially impacted by the PPACA, future health care reform or reduced Medicare and Medicaid spending by the federal government.

        Device and pharmaceutical manufacturers are required to report annually to the FDA regarding certain financial relationships they have with physicians and teaching hospitals. This reporting requirement will increase governmental scrutiny on our contractual relationships with physicians and teaching hospitals and will increase the risk that inadvertent violations result in liability under the federal fraud and abuse laws, which could have a material adverse effect on our results of operations, financial position and cash flows.

RISKS RELATED TO OUR CONCENTRATE BUSINESS

The Distribution Agreement with Baxter may be terminated or Baxter may lose exclusivity, requiring us to resume commercialization, which could have a material adverse effect on our financial condition, results of operations and cash flows.

        Baxter may terminate the Distribution Agreement at any time at its discretion upon 270 days' written notice to us. In addition, Baxter may terminate the Distribution Agreement if:

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

        In addition, if Baxter were to fail to purchase its minimum purchase requirement, its distribution rights may become non-exclusive. If, after December 31, 2017, the Distribution Agreement is terminated or Baxter's rights become non-exclusive, we would be required to reassume distribution of hemodialysis concentrate and ancillary products in the United States and various foreign countries and re-establish commercial arrangements with our current customers. Further, our concentrate products are distribution-intensive, resulting in a high cost to deliver relative to the selling prices of our products and we may have to re-establish, or may be unable to maintain, competitive pricing for our products in order to be profitable. If the Distribution Agreement is terminated or Baxter's distribution rights become non-exclusive, such events could have a material and adverse effect on our financial condition, results of operations and cash flows.

We may be required to repay a portion of the fees received from Baxter, which could materially and adversely affect our financial position and cash reserves.

        Pursuant to the terms of the Distribution Agreement, we may be required to repay a portion of the upfront fee and a portion of the facility fee to Baxter upon the occurrence of a "Refund Trigger Event." A "Refund Trigger Event" means any of the following:

  •
  A change of control of the Company involving any of certain specified companies;

  •
  A termination by Baxter due to our bankruptcy, insolvency or uncured breach, or due to price increases that exceed the stated thresholds;

  •
  A termination by either party due to a force majeure;

  •
  The settlement or adjudication of any claim, action or litigation relating to a covered product that materially and adversely affects Baxter's commercialization of the product; and

  •
  Any regulatory action or ruling relating to a covered product that materially and adversely affects Baxter's commercialization of the product.

        Any of these events would obligate us to repay 50% of the $20 million upfront fee and 50% of the facility fee if the event occurs prior to December 31, 2016, 33% if the event occurs in 2017 or 2018, and 25% if the event occurs in 2019, 2020 or 2021. Any such repayment could result in a material negative impact on our financial condition and cash reserves.

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

        In addition, we may not be able to transition the sales and marketing activities of these products to Baxter successfully or Baxter could fail to price the product adequately to allow its sales of our products to be profitable to it, either of which could cause Baxter to exercise its right to terminate the Distribution Agreement or to fail to purchase the minimum requirements and allow its distribution rights to become non-exclusive. Any such termination or failure could have a material and adverse effect on our financial condition, results of operations and cash flows.

A few customers account for a substantial portion of the end user sales of our concentrate products. The loss of any of these customers could have a material adverse effect on our results of operations and cash flow from our concentrate business.

        Beginning in October 2014, our concentrate and ancillary products are primarily sold to or through Baxter. Its sales of our products are highly concentrated in a few customers and Baxter's loss of any of those customers could adversely affect our results of operations. One customer in particular accounted for nearly half of our sales in each of the last three years and for a substantial number of the clinics we serve. If Baxter were to lose this customer or the relationship with any other major dialysis chain customers, it could have a substantial negative impact on our cash flow and operating results.

The concentrate market is very competitive and has a large competitor with substantial resources.

        There is intense competition in the hemodialysis products market. The primary competitor in the market for our concentrate products is a large diversified company which has substantial financial, technical, manufacturing, marketing, research and management resources. Our distributor, Baxter, may not be able to successfully compete with them or other companies. The primary competitor has historically used product bundling and low pricing as marketing techniques to capture market share of the products we sell. Baxter may be at a disadvantage in competing against their marketing strategies to sell our products. Furthermore, the primary competitor is vertically integrated and is the largest provider of dialysis services in the United States, treating approximately 37% of all U.S. patients through its clinics. This competitor has routinely acquired smaller clinic chain operations that we service and may acquire more of the customers we service in the future. In addition, if the Distribution Agreement were to terminate or if the distribution rights were to become non-exclusive, Baxter may be able to compete with us, which could materially and adversely affect our business.

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

        Although our hemodialysis concentrates have been cleared by the FDA, it could rescind these clearances and any new products or modifications to our current products that we develop could fail to receive FDA clearance. If the FDA rescinds or denies any current or future clearances or approvals for our products, we would be prohibited from selling those products in the United States until we obtain such clearances or approvals. Our business would be adversely affected by any such prohibition, any delay in obtaining necessary regulatory approvals, and any limits placed by the FDA on our intended use. Our products are also subject to federal regulations regarding good manufacturing practices and quality. Our failure to comply with these regulations could result in FDA action or product liability litigation adverse to us. Any of these events could constitute a breach by us of the Distribution Agreement, providing Baxter with various remedies that would be material and adverse to us, including without limitation, termination of the Distribution Agreement. Moreover, changes in applicable regulatory requirements could significantly increase the costs of our operations and, if such higher costs result in price increases that exceed the thresholds specified in the Distribution Agreement, could give Baxter the right to terminate the Distribution Agreement and obtain a partial refund of certain fees paid to us pursuant to that agreement.

RISKS RELATED TO OUR BUSINESS AS A WHOLE

We may not be successful in expanding our product portfolio or in our business development efforts related to in-licensing, acquisitions or other business collaborations. Even if we are able to enter into business development arrangements, they could have a negative impact on our business and our profitability.

        As part of our business strategy to expand our product portfolio, we are seeking to acquire or in-license other drug products that we believe are a complementary fit with our current product portfolio as well as other products that we believe have substantial development potential. Our experience with respect to these business development activities is limited. The negotiation of such arrangements can be a lengthy and complex process and there can be no assurance that any such negotiations will be completed on a timely basis or on terms that are cost-effective and acceptable to us or, if they are completed, that we will be able to effectively integrate, develop and launch such products effectively.

        In addition, the market potential for new products is highly uncertain and evaluation of such potential requires significant judgment and assumptions. There is a significant risk that any new product may not be able to be brought to market as profitably as expected or at all. If the results of any new product initiative were materially worse than expected, it could have a material adverse effect on our financial results and condition.

Our drug and concentrate businesses are highly regulated, resulting in additional expense and risk of noncompliance that can materially and adversely affect our business, financial condition and results of operations.

        Our businesses are highly regulated. The testing, manufacture and sale of the products we manufacture directly or through third party contractors are subject to extensive regulation by the FDA and by other federal, state and foreign authorities. Before drugs or medical devices, such as our concentrate products, can be commercially marketed in the United States, the FDA must give either approval or 510(k) clearance. Even after a product is approved, regulatory authorities may still impose significant restrictions on a product's indicated uses or marketing or impose requirements for potentially costly post-marketing studies. In addition, our products are subject to ongoing regulatory requirements for labeling, packaging, storage, advertising, promotion, sampling, record-keeping and reporting of safety and other post-market information, including both federal and state requirements in the United States and in other jurisdictions where they are marketed. In addition, manufacturers and their facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to current cGMP and applicable state laws. As such, we and our contract manufacturers are subject to continual review and periodic inspections to assess compliance with cGMP and state laws. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas to achieve and maintain regulatory compliance. We are also required to report certain adverse reactions and production problems, if any, to the FDA, state agencies and foreign regulatory authorities, when applicable, and to comply with requirements concerning advertising and promotion for our products.

        If a regulatory agency determines that we do not comply with any applicable regulatory requirements, we may be subject to warnings from, or enforcement action by, state and federal government authorities that may include penalties, fines, injunctions, recall or seizure of products, suspension of production, denial of future regulatory approvals, withdrawal or suspension of existing regulatory approvals, operating restrictions, injunctions and criminal prosecution. If regulatory sanctions are applied, the value of our Company and our operating results could be materially and adversely affected.

We depend on key personnel, the loss of which could harm our ability to operate.

        Our success depends heavily on the efforts of Robert L. Chioini, our founder and Chief Executive Officer, Dr. Ajay Gupta, our Chief Scientific Officer, Dr. Raymond D. Pratt, our Chief Medical Officer, and Thomas E. Klema, our Chief Financial Officer, Secretary and Treasurer. Mr. Chioini is primarily responsible for the strategic direction of the Company and for managing our sales and marketing efforts. Dr. Gupta is primarily responsible for discovery and development of new technologies. Dr. Pratt is primarily responsible for the clinical development, testing and regulatory approval of our products. None of our executive management have current employment agreements with the Company. If we lose the services of Mr. Chioini, Dr. Gupta, Dr. Pratt or Mr. Klema, our business, product development efforts, financial condition and results of operations could be adversely affected.

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

Our products may have undesirable side effects and our product liability insurance may not be sufficient to protect us from material liability or harm to our business.

        If concerns are raised regarding the safety of a new drug as a result of undesirable side effects identified during clinical testing, the FDA may decline to approve the drug at the end of the NDA review period or issue a letter requesting additional data or information prior to making a final decision regarding whether or not to approve the drug. Following FDA approval, if we or others later identify previously unknown undesirable side effects caused by our drug or concentrate products, if known side effects are more frequent or severe than in the past, or if we or others detect unexpected safety signals for such products or any products perceived to be similar to such products, the FDA or other applicable regulatory authorities may require the addition of unfavorable labeling statements, specific warnings or contraindications, may suspend or withdraw their approval of the product, may require it to be removed from the market or may impose restrictions on the distribution or use of the product. Such side effects may also result in litigation against the Company by private litigants.

        We maintain products liability insurance in the amount of $5 million per occurrence and $5 million in the aggregate. We cannot be sure that such insurance would be sufficient to protect us against liabilities associated with any of these events in view of our expanding business or that such insurance will remain available at economical levels. We may have significant legal expenses that are not covered by insurance. In addition, our reputation could be damaged by such sanctions or product liability litigation and that could harm our marketing ability. Any such sanctions or litigation could also hurt our ability to retain products liability insurance or make such insurance more expensive. In any such event, our business, financial condition and results of operations could be materially adversely affected.

We may be unable to obtain certain debt financing in the future as a result of our arrangement with Baxter.

        The Distribution Agreement prohibits us from entering into a contract encumbering the assets used in our concentrate business without the prior written consent of Baxter, and Baxter would be under no obligation to provide us with consent. The assets used in our concentrate business currently constitute a substantial portion of the tangible assets we own. If our development activities require substantial cash resources in the future in excess of our liquid resources on hand and if our cash flows are not sufficient to support financing through unsecured indebtedness, we may not be able to obtain debt financing and our capital financing options may become limited. If we are unable to generate, retain or obtain adequate capital, our business and our future development and expansion strategies may be adversely affected.

RISKS RELATED TO OUR COMMON STOCK

Shares eligible for future sale may affect the market price of our common shares.

        Any future sales by us of substantial amounts of our common shares, or the possibility of such sales, could adversely affect the market price of our common shares and also impair our ability to raise capital through an offering of our equity securities in the future. In the future, we may issue additional shares or warrants in connection with investments or for other purposes considered advisable by our Board of Directors. Any substantial sale of our common shares may have an adverse effect on the market price of our common shares and may dilute the economic value and voting rights of existing shareholders.

        In addition, as of December 31, 2014, there were 4,304,583 shares issuable upon the exercise of outstanding and exercisable stock options, 2,580,500 shares issuable upon the exercise of outstanding stock options that are not yet exercisable and 733,066 additional shares available for future grant under our 2007 Long Term Incentive Plan. The market price of the common shares may be depressed by the potential exercise of these options. The holders of these options are likely to exercise them when we would otherwise be able to obtain additional capital on more favorable terms than those provided by the options.

The market price for our common stock is volatile.

        Our stock price, like the market price of many stocks in the biotechnology and pharmaceutical industries, is volatile. Events such as announcements around clinical testing results or regulatory approval of a product, as well as the reporting of sales, operating results and cash resources, may cause significant fluctuations in our share price. In addition, third parties may engage in trading strategies that result in intentional volatility to and control over our share price.

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

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common shares trade on the Nasdaq Global Market under the trading symbol "RMTI". The prices below are the high and low sale prices as reported by the Nasdaq Global Market in each quarter during 2014 and 2013.

	Price Range
	High	Low
2014
Fourth Quarter	$11.75	$8.10
Third Quarter	12.42	9.05
Second Quarter	13.06	9.37
First Quarter	14.80	9.49
2013
Fourth Quarter	$15.85	$9.51
Third Quarter	12.25	3.40
Second Quarter	4.41	3.25
First Quarter	8.40	3.16

        As of February 24, 2015, there were 23 holders of record of our common shares.

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

Performance Graph

        The following graph compares the cumulative 5-year total return of holders of the Company's common stock with the cumulative total returns of the Russell 2000 index and the Nasdaq Biotechnology index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with reinvestment of all dividends, if any) on December 31, 2009 with relative performance tracked through December 31, 2014. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Rockwell Medical, Inc., the Russell 2000 Index,
and the NASDAQ Biotechnology Index

*
$100 invested on 12/31/09 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2015 Russell Investment Group. All rights reserved.

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Rockwell Medical, Inc.	100.00	102.73	110.14	104.68	135.76	133.68
Russell 2000	100.00	126.86	121.56	141.43	196.34	205.95
NASDAQ Biotechnology	100.00	106.73	122.40	166.72	286.55	379.71

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

	For the Year Ended December 31,
	2014	2013	2012	2011	2010
Net sales	$54,188,444	$52,379,543	$49,842,392	$48,966,231	$59,554,592
Cost of sales	45,643,231	45,720,323	43,148,965	43,323,321	49,693,753
Gross profit	8,545,213	6,659,220	6,693,427	5,642,910	9,860,839
Income from continuing operations before interest expense and income taxes(1)	(17,559,101)	(47,059,266)	(54,262,082)	(21,684,757)	(2,868,916)
Interest (expense) and Investment Income, net	(3,768,056)	(1,724,046)	240,567	242,205	185,517
Income from continuing operations before income taxes	(21,327,157)	(48,783,312)	(54,021,515)	(21,442,552)	(2,683,399)
Income taxes	—	—	—	2,005	—
Net income	(21,327,157)	(48,783,312)	(54,021,515)	(21,444,557)	(2,683,399)
Earnings per common share:
Basic	$(0.52)	$(1.48)	$(2.65)	$(1.21)	$(0.16)
Diluted	$(0.52)	$(1.48)	$(2.65)	$(1.21)	$(0.16)
Weighted average number of common shares and common share equivalents
Basic	41,404,999	32,882,333	20,395,889	17,774,865	17,111,535
Diluted	41,404,999	32,882,333	20,395,889	17,774,865	17,111,535

	2014	2013	2012	2011	2010
Total assets	$97,999,716	$36,362,124	$17,025,086	$31,939,599	$36,966,907
Current assets	94,707,149	31,917,774	13,149,432	25,896,529	32,666,368
Current liabilities	9,804,402	17,849,671	26,986,956	13,692,351	6,420,220
Working capital	84,902,747	14,068,103	(13,837,524)	12,204,178	26,246,148
Long-term debt and capitalized lease obligations	—	17,916,914	—	2,280	8,750
Stockholders' equity(2)	68,702,794	595,539	(9,961,870)	18,244,968	30,537,937
Book value per outstanding common share	$1.37	$0.01	$(0.46)	$0.98	$1.74
Common shares outstanding	50,284,007	40,110,661	21,494,696	18,710,002	17,513,608

(1)
Decrease in loss in 2014 reflects significant decrease in research and development expenses associated with completion of Phase 3 clinical trials for Triferic™.

(2)
There were no cash dividends paid during the periods presented. Stockholders' equity reflects the proceeds of public and private offerings in 2014, 2013 and 2012.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview and Recent Developments

        Rockwell is a fully-integrated pharmaceutical company targeting end-stage renal disease and chronic kidney disease with innovative products and services for the treatment of iron deficiency, secondary hyperparathyroidism and hemodialysis. We are also an established manufacturer and leader in delivering high-quality hemodialysis concentrates/dialysates to dialysis providers and distributors in the United States and abroad.

        We are currently developing unique, proprietary renal drug therapies. These novel renal drug therapies support disease management initiatives to improve the quality of life and care of dialysis patients and are designed to deliver safe and effective therapy, while decreasing drug administration costs and improving patient convenience and outcome.

        Our strategy is to develop high potential drugs while expanding our dialysis products business. In January 2015, we received FDA approval to market Triferic™ our lead branded drug. Based on our clinical trial results, we believe Triferic™ has the potential to capture significant market share due to its unique attributes and clinical benefits, including savings on nursing administration time, potential to reduce expensive ESA treatments and excellent safety profile. We also received FDA approval to manufacture Calcitriol an injectable generic vitamin D analogue. We plan to launch both of these drugs in 2015.

        In 2014, our dialysis concentrate business had revenue of $54.2 million, an increase of 3.5% or $1.8 million while our gross profit increased by 28% or $1.9 million. We supply approximately 25% of the United States domestic market with dialysis concentrates and we also supply dialysis concentrates to distributors serving a number of foreign countries, primarily in the Americas as well as the Pacific Rim.

        In October 2014, we entered into the Distribution Agreement with Baxter, a leading global dialysis products supplier, to exclusively distribute our dialysis concentrates in the United States and certain foreign markets. Under the Distribution Agreement, we are the exclusive third party supplier of dialysis concentrates to Baxter in the United States. Rockwell receives a pre-defined gross profit margin on its products sold through Baxter which adjusts each year over the ten year term of the agreement and is subject to an annual true-up. Baxter must achieve certain growth targets to maintain its exclusivity under the agreement. This Distribution Agreement relates solely to our dialysis concentrate business and excludes any future drug related business. For a more detailed description of the Distribution Agreement, see "Item 1—Business—Distribution Agreement with Baxter. We expect the distribution relationship with Baxter under the Distribution Agreement to have a generally positive impact on our operating profit. Our operating costs are expected to decrease and operating income should improve. Initially, our sales will decrease, partially offset by the portion of the $20 million license fee received from Baxter that is being recognized as revenue over the term of the Distribution Agreement. Going forward over time, we expect our overall domestic and global concentrate sales to increase as a result of Baxter's expanded marketing reach, coupled with the anticipated expansion of our manufacturing operations in the Western United States.

        In the fourth quarter of 2014, we strengthened our balance sheet to position the Company for future growth and development. We raised net proceeds of approximately $55 million in a public offering of our common shares and sold $15 million of common shares to Baxter in a private offering. We also received $20 million in cash from Baxter related to the Distribution Agreement related to our concentrate products. We fully paid off our high interest rate long term debt and we have no debt on our balance sheet. Overall, we had cash and investments of $85.7 million as of December 31, 2014.

        We expect to achieve profitability following the launch of our drug products and to generate positive cash flow from our business operations as a result.

Results of Operations

For the year ended December 31, 2014 compared to the year ended December 31, 2013

Sales

        In 2014, our sales were $54.2 million compared to $52.4 million in 2013 an increase of $1.8 million or 3.5%. Domestic sales increased $1.1 million or 2.5% and international sales increased $0.7 million or 10.4%.

        The growth in and conversion to our higher margin CitraPure dry acid concentrate product line contributed to improving gross profit margin while moderating the sales increase. CitraPure products represented 63.5% of gallons sold in 2014 compared to 32.5% in 2013.

        International sales and domestic sales shipped internationally increased due to increased demand in international markets for dialysis products.

Gross Profit

        Our gross profit was $8.5 million in 2014, an increase of $1.9 million or 28.3% compared to 2013. Gross profit margins were 15.8% in 2014 compared to 12.7% in 2013. The increase in gross profit was primarily due to the favorable impact of higher sales of our higher margin CitraPure product lines, strong sales of other higher margin products, a more favorable customer profile and our efforts to reduce operating and distribution costs. We also realized approximately $0.3 million in additional gross profit as a result of the execution of the Distribution Agreement with Baxter in the fourth quarter of 2014.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses were $18.3 million in 2014 compared to $14.3 million in 2013. The increase of $4.0 million was primarily due to an increase of $2.4 million in non-cash equity compensation expenses, increased cash compensation of $0.6 million and increased marketing, legal and regulatory expenses related to Triferic™ of $0.6 million.

Research and Development

        We incurred product development and research costs related to the commercial development, patent approval and regulatory approval of new products, primarily Triferic™, aggregating approximately $7.8 million and $39.4 million in 2014 and 2013, respectively. Costs incurred in 2014 were mostly related to Triferic™ and primarily for regulatory approval of Triferic™, which the FDA approved in January 2015. Spending in 2014 also included costs for the completion of the Triferic™ clinical program. Costs incurred in 2013 were primarily for conducting human clinical trials of Triferic™ and other Triferic™ testing and development activities.

        Future R&D spending on the Triferic™ platform is expected to include clinical testing in connection with peritoneal dialysis, total parenteral nutrition, an orphan indication and a pediatric indication. Spending on product development and research activities is not expected to be significant in 2015.

Interest Expense, Net

        Our net interest expense was $3.8 million in 2014 compared to $1.7 million in 2013. The increase in net interest expense was due to the loan agreement entered into in June 2013. We fully paid off that loan in the fourth quarter of 2014, which included a $1.1 million end of term fee and have no remaining debt as of December 31, 2014. The end of term fee was being recognized over the term of the loan and the remaining unamortized portion was recognized as interest expense upon termination of the loan.

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

Research and Development

        We incurred product development and research costs related to the commercial development, patent approval and regulatory approval of new products, primarily Triferic™, aggregating approximately $39.4 million and $48.3 million in 2013 and 2012, respectively. Costs incurred in 2013 and 2012 were primarily for conducting human clinical trials of Triferic™ and other Triferic™ testing and development activities.

Interest Expense, Net

        Our net interest expense was $1.7 million in 2013 compared to net interest and investment income of $0.2 million in 2012. The increase in net interest expense was due to the loan agreement entered into in June 2013 coupled with reduced net interest and investment income due to lower funds available for investment in 2013 compared to 2012.

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

New Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede the current revenue recognition requirements in Topic 605, Revenue Recognition. The ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The new guidance will be effective for the Company's year ending December 31, 2017, including interim periods within that reporting period. The ASU permits the new revenue recognition guidance to be applied using one of two retrospective application methods. The Company has not yet determined which application method it will use or the potential effects of the new standard on the financial statements, if any.

Liquidity and Capital Resources

        We have adequate capital resources and substantial liquidity to pursue our business strategy. Our strategy is centered on developing and licensing high potential drug candidates including Triferic™, for which we received FDA approval to market in late January 2015. We intend to commercialize Triferic™ using Rockwell's sales and marketing infrastructure with minor additional resources added to support commercialization.

        As of December 31, 2014, we had current assets of $94.7 million and net working capital of $84.9 million. We have over $85.7 million in cash and investments with over $65 million of that total in cash. Our cash resources include cash generated from our business operations, $55 million we raised from an equity offering, $20 million from Baxter related to the Distribution Agreement, and

$15 million from a private placement of common shares to Baxter. We also received $8.4 million from the exercise of expiring warrants during 2014. We expect cash flow from operations to be positive following the launch of our drug products in 2015. Cash flow from operations improved to $4.3 million in 2014 from ($50.7 million) in 2013 due largely to the decrease in research and development expense and the $20 million upfront payment from Baxter.

        We have no long term debt as of December 31, 2014 and do not expect to incur interest expense in 2015, the sum of which aggregated $4.2 million of interest expense in 2014.

        We intend to expand our plant operations during 2015. Under the terms of our Distribution Agreement, capital spending related to such an expansion will be funded through payments by Baxter of $5 million upon commencement of construction and up to $5 million following completion. Other capital expenditures on our current facilities are not expected to materially exceed depreciation expense. We intend to source our drug products from contract manufacturing organizations.

        Our research and development expenses were reduced significantly following the completion of the clinical program for Triferic™ and FDA approval of Triferic™. Future R&D spending on the Triferic™ platform is expected to include clinical testing in connection with peritoneal dialysis, total parenteral nutrition and pediatric indications. Future spending on such indications is expected to be minor in relation to the Company's cash resources. Our expected future cash investment for product launches is expected to be primarily related to working capital for inventory and accounts receivables in the near term.

        The Company is in discussions with multiple potential business development partners to out-license rights to Rockwell's products outside the United States. We are considering other business development arrangements including joint ventures, partnerships and other transactions related to our products or other future products that we may develop or license.

Contractual Obligations

        The following table details our contractual obligations as of December 31, 2014:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating leases	$5,314,131	1,658,737	1,988,268	1,583,835	83,291
Purchase obligations	—	—	—	—	—
All other long term liabilities	—	—	—	—	—

Total	$5,314,131	$1,658,737	$1,988,268	$1,583,835	$83,291

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

  Interest Rate Risk

        We have invested $19.9 million in available for sale securities that are invested in short term bond funds which typically yield higher returns than the interest realized in money market funds. While these funds hold bonds of short term duration, their market value is affected by changes in interest rates. Increases in interest rates will reduce the market value of bonds held in these funds and we may incur unrealized losses from the reduction in market value of the fund. If we liquidate our position in these funds, those unrealized losses may result in realized losses which may or may not exceed the interest and dividends earned from those funds. However, due to the short duration of these short term bond fund portfolios, we do not believe that a hypothetical 100 basis point increase or decrease in interest rates will have a material impact on the value of our investment portfolio.

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

Item 8.    Financial Statements.

        The Consolidated Financial Statements of the Registrant and other information required by this item are set forth on pages F-1 through F-28 and incorporated herein by reference.

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

        Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014. In making its assessment of internal control over financial reporting, management used the criteria described in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our evaluation included documenting, evaluating and testing of the design and operating effectiveness of our internal control over financial reporting. Based on this evaluation, we concluded that the Company's internal control over financial reporting was effective as of December 31, 2014.

        Plante & Moran, PLLC, an independent registered public accounting firm, as auditors of our consolidated financial statements, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2014. Plante & Moran, PLLC's report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting, is included herein.

Changes in Internal Controls

        There was no change in our internal control over financial reporting identified in connection with the Company's evaluation of such internal controls that occurred during our fiscal quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table summarizes our compensation plans, including individual compensation arrangements, under which our equity securities are authorized for issuance as of December 31, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	6,885,083	$7.41	733,066
Equity compensation plans not approved by security holders	—	—	—
Total	6,885,083	$7.41	733,066

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
10.11	Amending Agreement made the 16th day of January, 2006, by and between Dr. Ajay Gupta, Charak LLC and Rockwell Medical, Inc. (Company's Form 10-KSB filed March 31, 2006).
*10.20	Form of Nonqualified Stock Option Agreement (Director Version) (Company's Form 8-K filed December 20, 2007).
*10.21	Form of Nonqualified Stock Option Agreement (Employee Version) (Company's Form 8-K filed December 20, 2007).
*10.43	Form of Amendment to 2010 Restricted Stock Award Agreement as of March 7, 2012 with Robert L. Chioini, Thomas E. Klema, and Dr. Ajay Gupta (Company's Current Report on Form 8-K dated March 7, 2012).
*10.44	Form of Amendment to 2008 Restricted Stock Award Agreement as of May 14, 2012 with Robert L. Chioini and Thomas E. Klema (Company's Current Report on Form 8-K dated May16, 2012).
*10.46	Form of restricted stock award agreement (Company's Current Report on Form 8-K dated June 14, 2012).
*10.47	Form of Amendment to 2010 Restricted Stock Award Agreement as of August 3, 2012 with Robert L. Chioini, Thomas E. Klema, and Dr. Ajay Gupta (Company's Current Report on Form 8-K filed August 3, 2012).
*10.54	Form of Restricted Stock Award Agreement June 2013 (Executive Version) (Company's Form 10-Q filed May 12, 2014).

10.55
First Amended and Restated Products Purchase Agreement dated May 8, 2013, by and between Rockwell Medical, Inc. and DaVita Healthcare Partners, Inc. (with certain portions redacted pursuant to a confidential treatment order) (Company's Form 10-Q filed August 1, 2013).
10.56
Rockwell Medical, Inc. Amended and Restated 2007 Long Term Incentive Plan, as amended effective May 22, 2014 (appendix to Company's Proxy Statement for the 2014 Annual Meeting of Shareholders filed April 14, 2014).
10.57	Exclusive Distribution Agreement, dated as of October 2, 2014, between the Company and Baxter Healthcare Corporation (with certain portions redacted pursuant to a confidential treatment order).
10.58	Investment Agreement, dated as of October 2, 2014, between the Company and Baxter Healthcare Corporation.
*10.59	Amendment to October 1, 2014 Stock Option Agreement with Robert L. Chioini.
14.1	Rockwell Medical, Inc. Code of Ethics (Company's Proxy Statement filed April 23, 2004).
21.1	List of Subsidiaries (Company's Form SB-2 (file No. 333-31991)).
23.1	Consent of Plante & Moran, PLLC.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1	Certification of the Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	XBRL Instance Document

101. SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Database

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*
Current management contracts or compensatory plans or arrangements.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL MEDICAL, INC. (Registrant)
By:	/s/ ROBERT L. CHIOINI Robert L. Chioini President and Chief Executive Officer
Date:	March 3, 2015

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ ROBERT L. CHIOINI Robert L. Chioini	President, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2015
/s/ THOMAS E. KLEMA Thomas E. Klema	Vice President of Finance, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 3, 2015
/s/ KENNETH L. HOLT Kenneth L. Holt	Director	March 3, 2015
/s/ RONALD D. BOYD Ronald D. Boyd	Director	March 3, 2015
/s/ PATRICK J. BAGLEY Patrick J. Bagley	Director	March 3, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Rockwell Medical, Inc. and Subsidiary

        We have audited the accompanying consolidated balance sheets of Rockwell Medical, Inc. and Subsidiary (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rockwell Medical, Inc. and Subsidiary at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

        The financial statement schedule has been subjected to audit procedures performed in conjunction with the audit of the Company's financial statements. The financial statement schedule is the responsibility of the Company's management. Our audit procedures included determining whether the financial statement schedule reconciles to the financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information presented in the financial statement schedule. In forming our opinion on the financial statement schedule, we evaluated whether the financial statement schedule, including its form and content, is presented in conformity with generally accepted accounting principles. In our opinion, the financial statement schedule is fairly stated, in all material respects, in relation to the financial statements as a whole.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rockwell Medical, Inc. and Subsidiary's internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2015 expressed an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ Plante & Moran, PLLC

Clinton Township, Michigan
March 3, 2015

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Rockwell Medical, Inc. and Subsidiary

        We have audited Rockwell Medical, Inc. and Subsidiary's internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Rockwell Medical, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Rockwell Medical, Inc. and Subsidiary (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2014 and related financial statement schedule and our report dated March 3, 2015 expressed an unqualified opinion thereon.

/s/ Plante & Moran, PLLC

Clinton Township, Michigan
March 3, 2015

ROCKWELL MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

As of December 31, 2014 and 2013

	December 31, 2014	December 31, 2013
ASSETS
Cash and Cash Equivalents	$65,800,451	$11,881,451
Investments Available for Sale	19,927,310	12,034,622
Accounts Receivable, net of a reserve of $52,000 in 2014 and $37,000 in 2013	4,472,002	4,578,319
Inventory	3,920,185	2,799,648
Other Current Assets	587,201	623,734

Total Current Assets	94,707,149	31,917,774
Property and Equipment, net	1,496,912	1,648,949
Intangible Assets	332,686	499,715
Goodwill	920,745	920,745
Other Non-current Assets	542,224	1,374,941

Total Assets	$97,999,716	$36,362,124

LIABILITIES AND SHAREHOLDERS' EQUITY
Note Payable	$—	$2,308,145
Accounts Payable	5,294,515	8,686,153
Accrued Liabilities	4,325,997	6,647,828
Customer Deposits	183,890	207,545

Total Current Liabilities	9,804,402	17,849,671
Deferred License Revenue	19,492,520	—
Long Term Debt	—	17,916,914
Shareholders' Equity:
Common Shares, no par value, 50,284,007 and 40,110,661 shares issued and outstanding	249,018,189	154,457,878
Common Share Purchase Warrants, none and 983,071 warrants issued and outstanding	—	4,895,811
Accumulated Deficit	(180,117,726)	(158,790,569)
Accumulated Other Comprehensive Income	(197,669)	32,419

Total Shareholders' Equity	68,702,794	595,539

Total Liabilities And Shareholders' Equity	$97,999,716	$36,362,124

The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED INCOME STATEMENTS

For The Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
Sales	$54,188,444	$52,379,543	$49,842,392
Cost of Sales	45,643,231	45,720,323	43,148,965

Gross Profit	8,545,213	6,659,220	6,693,427
Selling, General and Administrative	18,320,720	14,336,449	12,683,860
Research and Product Development	7,783,594	39,382,037	48,271,649

Operating Income (Loss)	(17,559,101)	(47,059,266)	(54,262,082)
Interest and Investment Income	386,257	98,101	241,518
Interest (Expense)	(4,154,313)	(1,822,147)	(951)

Income (Loss) Before Income Taxes	(21,327,157)	(48,783,312)	(54,021,515)
Income Tax Expense	—	—	—

Net Income (Loss)	$(21,327,157)	$(48,783,312)	$(54,021,515)

Basic And Diluted Earnings (Loss) Per Share	$(0.52)	$(1.48)	$(2.65)

The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For The Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
Net Income (Loss)	$(21,327,157)	$(48,783,312)	$(54,021,515)
Reclassification of Losses Included in Net Loss	—	—	67,303
Unrealized Gain (Loss) on Available-for-Sale Investments	(230,088)	32,419	213,809

Comprehensive Income (Loss)	$(21,557,245)	$(48,750,893)	$(53,740,403)

The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For The Years Ended December 31, 2014, 2013 and 2012

	COMMON SHARES		PURCHASE WARRANTS			ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
					ACCUMULATED DEFICIT		TOTAL SHAREHOLDER'S EQUITY
	SHARES	AMOUNT	WARRANTS	AMOUNT
Balance as of December 31, 2011	18,710,002	$67,407,847	2,607,440	$7,103,975	$(55,985,742)	$(281,112)	$18,244,968
Net Loss					(54,021,515)		(54,021,515)
Reclassification of Losses Included in Net Loss						67,303	67,303
Unrealized Gain on Available-for-Sale Investments						213,809	213,809
Issuance of Common Shares	2,296,477	16,252,695					16,252,695
Shares Issued in Exchange for Services	200,000	1,854,000					1,854,000
Exercise of Purchase Warrants	288,217	2,372,192	(374,200)	(393,463)			1,978,729
Purchase Warrants Expense				468,417			468,417
Stock Option Based Expense		3,903,795					3,903,795
Restricted Stock Amortization		1,075,929					1,075,929

Balance as of December 31, 2012	21,494,696	$92,866,458	2,233,240	$7,178,929	$(110,007,257)	$—	$(9,961,870)
Net Loss					(48,783,312)		(48,783,312)
Unrealized Gain on Available-for-Sale Investments						32,419	32,419
Issuance of Common Shares	18,285,132	50,431,250					50,431,250
Shares Issued in Exchange for Services	200,000	780,678					780,678
Exercise of Purchase Warrants	130,833	1,593,003	(130,833)	(428,021)			1,164,982
Expiration of Purchase Warrants		2,937,293	(1,119,336)	(2,937,293)			—
Purchase Warrants Expense				1,082,196			1,082,196
Stock Option Based Expense		3,887,695					3,887,695
Restricted Stock Amortization		1,961,501					1,961,501

Balance as of December 31, 2013	40,110,661	154,457,878	983,071	4,895,811	(158,790,569)	32,419	595,539
Net Loss					(21,327,157)		(21,327,157)
Unrealized Gain on Available-for-Sale Investments						(230,088)	(230,088)
Issuance of Common Shares	9,268,460	71,136,487					71,136,487
Exercise of Purchase Warrants	904,886	13,329,138	(983,071)	(4,895,811)			8,433,327
Stock Option Based Expense		4,597,412					4,597,412
Restricted Stock Amortization		5,497,274					5,497,274

Balance as of December 31, 2014	50,284,007	$249,018,189	—	$—	$(180,117,726)	$(197,669)	$68,702,794

The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2014, 2013 and 2012

	2014	2013	2012
Cash Flows From Operating Activities:
Net (Loss)	$(21,327,157)	$(48,783,312)	$(54,021,515)
Adjustments To Reconcile Net Loss To Net Cash Used In
Operating Activities:
Depreciation and Amortization	996,321	1,007,411	1,087,397
Share Based Compensation—Non-employee	—	1,862,874	2,322,417
Share Based Compensation- Employees	10,094,685	5,849,196	4,979,724
Loss (Gain) on Disposal of Assets	7,338	16,410	17,876
Loss on Sale of Investments Available for Sale	1,223	—	67,303
Amortization of Debt Issuance Costs	882,716	227,059	—
Non-Cash Interest Expense	874,942	225,059	—
Changes in Assets and Liabilities:
(Increase) Decrease in Accounts Receivable	106,317	(146,387)	(209,116)
(Increase) in Inventory	(1,120,537)	(150,009)	(145,512)
(Increase) Decrease in Other Assets	(13,466)	669,896	1,855,787
Increase (Decrease) in Accounts Payable	(3,391,638)	(6,147,412)	9,469,028
Increase (Decrease) in Other Liabilities	(2,345,486)	(5,295,738)	3,829,767
Deferred Distribution Agreement Income	20,000,000	—	—
Recognized Distribution Agreement Income	(507,480)	—	—

Changes in Assets and Liabilities	12,727,710	(11,069,650)	14,799,954

Cash Provided By (Used In) Operating Activities	4,257,778	(50,664,953)	(30,746,844)
Cash Flows From Investing Activities:
Purchase of Investments Available for Sale	(13,100,000)	(12,002,203)	(2,012,671)
Sale of Investments Available for Sale	4,976,000	—	14,037,255
Purchase of Equipment	(684,593)	(654,197)	(507,788)
Proceeds on Sale of Assets	—	6,898	1,578

Cash Provided By (Used In) Investing Activities	(8,808,593)	(12,649,502)	11,518,374
Cash Flows From Financing Activities:
Proceeds from Issuance of Common Shares and Purchase Warrants	79,569,815	51,596,232	18,231,424
Proceeds from the Issuance of Notes Payable	—	20,000,000	—
Debt Issuance Costs	—	(1,109,776)	—
Payments on Notes Payable and Capital Lease Obligations	(21,100,000)	(2,280)	(6,470)

Cash Provided By Financing Activities	58,469,815	70,484,176	18,224,954
Increase (Decrease) In Cash	53,919,000	7,169,721	(1,003,516)
Cash At Beginning Of Period	11,881,451	4,711,730	5,715,246

Cash At End Of Period	$65,800,451	$11,881,451	$4,711,730

        Supplemental Cash Flow disclosure

	2014	2013	2012
Interest Paid	$3,518,168	$1,154,752	$951
Non-Cash Investing and Financing Activity—
Acquisition of Intangible Assets	$—	$—	$—

The accompanying notes are an integral part of the consolidated financial statements

ROCKWELL MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

        We are a fully-integrated pharmaceutical company targeting end-stage renal disease and chronic kidney disease with innovative products and services for the treatment of iron deficiency, secondary hyperparathyroidism and hemodialysis. We are also an established manufacturer and leader in delivering high-quality hemodialysis concentrates/dialysates to dialysis providers and distributors in the United States and abroad.

        We are currently developing unique, proprietary renal drug therapies. These novel renal drug therapies support disease management initiatives to improve the quality of life and care of dialysis patients and are designed to deliver safe and effective therapy, while decreasing drug administration costs and improving patient convenience and outcome. We have obtained global licenses for certain dialysis related drugs which we are developing and planning to market.

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

        We are regulated by the Federal Food and Drug Administration ("FDA") under the Federal Drug and Cosmetics Act, as well as by other federal, state and local agencies. We obtained FDA approval of Triferic™, our branded dialysis iron maintenance therapy drug, in January 2015. We have also received 510(k) approval from the FDA to market hemodialysis solutions and powders. We also have 510(k) approval to sell our Dri-Sate Dry Acid Concentrate product line and our Dri-Sate Mixer.

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

        The initial payment received from our long-term distribution agreement has been deferred and classified as deferred license revenue. Deferred license revenue is being recognized based on the proportion of product shipments to Baxter in each period to total expected sales volume for the term of the agreement.

        We require certain customers, mostly international customers, to pay for product prior to the transfer of title to the customer. Deposits received from customers and payments in advance for orders are recorded as liabilities under Customer Deposits until such time as orders are filled and title transfers to the customer consistent with our terms of sale. At December 31, 2014 and 2013 we had customer deposits of $183,890 and $207,545, respectively.

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

        The effects of tax positions are generally recognized in the financial statements consistent with amounts reflected in returns filed, or expected to be filed, with taxing authorities. For tax positions that the Company considers to be uncertain, current and deferred tax liabilities are recognized, or assets derecognized, when it is probable that an income tax liability has been incurred and the amount of the liability is reasonably estimable, or when it is probable that a tax benefit, such as a tax credit or loss

ROCKWELL MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

carryforward, will be disallowed by a taxing authority. The amount of unrecognized tax benefits related to current tax positions is insignificant.

Research and Product Development

        We recognize research and product development costs as expenses as incurred. We incurred product development and research costs related to the commercial development, patent approval and regulatory approval of new products, including Triferic™, aggregating approximately $7,784,000, $39,382,000 and $48,272,000 in 2014, 2013 and 2012, respectively.

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

	2014	2013	2012
Basic Weighted Average Shares Outstanding	41,404,999	32,882,333	20,395,889
Effect of Dilutive Securities	-0-	-0-	-0-

Diluted Weighted Average Shares Outstanding	41,404,999	32,882,333	20,395,889

        For 2014, 2013 and 2012, the dilutive effect of stock options, unvested restricted share grants and common share purchase warrants have not been included in the average shares outstanding for the

ROCKWELL MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

calculation of diluted loss per share as the effect would be anti-dilutive as a result of our net loss in these periods. The table below summarizes potentially dilutive securities.

	2014	2013	2012
Stock Options	6,898,000	6,228,000	5,989,200
Range of Exercise Prices of Stock Options	$3.09 - $10.20	$2.79 - $11.44	$1.81 - $10.20
Unvested Restricted Common Shares	740,000	545,000	545,000
Common Share Purchase Warrants	None	983,071	2,233,240
Range of Exercise Prices of Warrants	n/a	$9.55 - $10.25	$6.14 - $10.25

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

ROCKWELL MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. FAIR MARKET VALUE MEASUREMENTS (Continued)

        Based on the foregoing methods and assumptions, the carrying value and fair value of the Company's financial instruments other than trade receivables and payables are as follows (in thousands):

	Carrying value	Fair value	Level 1	Level 2	Level 3
As of December 31, 2014
Financial assets
Cash and cash equivalents	$65,800	$65,800	$65,800	$—	$—
Investment securities available for sale	19,927	19,927	19,927	—	—
As of December 31, 2013
Financial assets
Cash and cash equivalents	11,881	11,881	11,881	—	—
Investment securities available for sale	12,035	12,035	12,035	—	—
Financial liabilities
Notes Payable	20,000	20,000	—	20,000	—

        The Company also has certain non-financial assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. No such measurements were required in 2014 or 2013.

4. INVESTMENTS IN AVAILABLE FOR SALE SECURITIES

        As of December 31, 2014, we held investments in available for sale securities in several short term bond funds. These funds generally held high credit quality short term debt instruments. These debt instruments were subject to changes in fair market value due to changes in interest rates. The market value of these investments was $19,927,310 as of December 31, 2014. In 2014, we purchased securities with a market value of $13,100,000 and had unrealized gains of $7,161 and unrealized losses of $204,830 as of December 31, 2014. In 2014, we sold securities with a market value of $4,976,000 with an average cost basis of $4,977,223. We realized gains of $28,430 and losses of $29,653 from sales of available for sale securities.

        As of December 31, 2013, we held investments in available for sale securities in several short term bond funds. These funds generally held high credit quality short term debt instruments. These debt instruments were subject to changes in fair market value due to changes in interest rates. The market value of these investments was $12,034,622 as of December 31, 2013. In 2013 we purchased securities with a market value of $12,002,203 and had unrealized gains of $44,070 and unrealized losses of $11,652 as of December 31, 2013.

5. SIGNIFICANT MARKET SEGMENTS

        We operate in one market segment which involves the manufacture and distribution of hemodialysis concentrates, dialysis kits and ancillary products used in the dialysis process to hemodialysis clinics. For the years ended December 31, 2014, 2013 and 2012, one customer, DaVita Healthcare Partners, Inc., accounted for 49% of our sales. Our accounts receivable from this customer were $2,041,000 and $1,886,000 as of December 31, 2014 and 2013, respectively. This key customer is important to our business and the loss of its business could have a material adverse effect on our

ROCKWELL MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5. SIGNIFICANT MARKET SEGMENTS (Continued)

business, financial condition and results of operations. No other customer accounted for more than 10% of our sales in any of the last three years. Pursuant to our Distribution Agreement, our future concentrate product sales to this customer will be through Baxter. If business with this key account were lost, it could have a material adverse effect on our business, financial condition and results of operations.

        The majority of our international sales in each of the last three years were sales to domestic distributors that were resold to end users outside the United States. Our sales to foreign customers and distributors were less than 5% of our total sales in 2014, 2013 and 2012. We have no material assets outside the United States. Our total international sales, including sales to domestic distributors for resale outside the United States, aggregated 13%, 12% and 11%, of overall sales in 2014, 2013 and 2012, respectively.

6. DISTRIBUTION AGREEMENT

        As of October 2, 2014, we entered into the Distribution Agreement with Baxter, pursuant to which Baxter became the Company's exclusive agent for sales, marketing and distribution activities for the Company's hemodialysis concentrate and ancillary products in the United States and various foreign countries for an initial term of 10 years. The Distribution Agreement does not include any of the Company's drug products. The Company will retain sales, marketing and distribution rights for its hemodialysis concentrate products in specified foreign countries in which the Company has an established commercial presence. During the term of the Distribution Agreement, Baxter has agreed not to manufacture or sell any competitive concentrate products in the United States hemodialysis market, other than specified products.

        Pursuant to the Distribution Agreement, Baxter paid the Company $20 million in cash in early October (the "Upfront Fee"). The Upfront Fee has been deferred and will be recognized as revenue based on the proportion of product shipments to Baxter in each period to total expected sales volume over the term of the Distribution Agreement. The Company recognized revenue associated with the Upfront Fee totaling $507,480 for the year ended December 31, 2014.

        Under the Distribution Agreement, Baxter will purchase products from the Company at established gross margin-based prices per unit, adjusted each year during the term. The Company will continue to manage customer service, transportation and certain other functions for its current customers on Baxter's behalf through at least December 31, 2017, in exchange for which Baxter will pay the Company an amount equal to the Company's related costs to provide such functions plus a slight mark-up.

        The Distribution Agreement also requires Baxter to meet minimum annual gallon-equivalent purchase levels, subject to a cure period and certain other relief, in order to maintain its exclusive distribution rights. The minimum purchase levels increase each year over the term of the Distribution Agreement. Orders in any contract year that exceed the minimum will be carried forward and applied to future years' minimum requirements. The Distribution Agreement also contains provisions governing the operating relationship between the parties, the Company's obligations to maintain specified manufacturing capacity and quality levels, remedies, as well as representations, warranties and indemnification obligations of the parties.

ROCKWELL MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. DISTRIBUTION AGREEMENT (Continued)

        Either party may terminate the Distribution Agreement upon the insolvency or material breach of the other party or in the event of a force majeure. In addition, Baxter may also terminate the Distribution Agreement at any time upon 270 days' prior written notice to the Company or if (1) prices increase beyond certain thresholds and notice is provided within 45 days after the true up payment is due for the year in which the price threshold is exceeded, (2) a change of control of the Company occurs and 270 days' notice is provided, or (3) upon written notice that Baxter has been enjoined by a court of competent jurisdiction from selling in the United States any product covered by the Distribution Agreement due to a claim of intellectual property infringement or misappropriation relating to such product. If Baxter terminates the Distribution Agreement under the discretionary termination or the price increase provisions, it would be subject to a limited non-compete obligation in the United States with respect to certain products for a period of two years.

        If a "Refund Trigger Event" occurs, the Company would be obligated to repay a portion of the Upfront Fee and Facility Fee (described below) as follows: 50% if the event occurs prior to December 31, 2016, 33% if the event occurs in 2017 or 2018, and 25% if the event occurs in 2019, 2020 or 2021. A "Refund Trigger Event" means any of the following: (1) a change of control of the Company involving any of certain specified companies; (2) a termination by Baxter due to the Company's bankruptcy or breach, or due to price increases that exceed the stated thresholds; (3) a termination by either party due to a force majeure; (4) settlement or adjudication of any claim, action or litigation relating to a covered product that materially and adversely affects Baxter's commercialization of the product; and (5) any regulatory action or ruling relating to a covered product that materially and adversely affects Baxter's commercialization of the product. In addition, if Baxter terminates the Distribution Agreement because Baxter has been enjoined by a court of competent jurisdiction from selling in the United States any product covered by the Distribution Agreement due to a claim of intellectual property infringement or misappropriation relating to such product prior to the end of 2018, Baxter would be entitled to a refund of up to $10 million, or $6.6 million if the termination occurs in 2019. In no event would Baxter be entitled to more than one refund payment.

        The Distribution Agreement also required the Company to prepay its outstanding secured long-term indebtedness within 180 days and prohibits the Company from entering into a subsequent contract encumbering the assets used in the Company's concentrate business without the prior written consent of Baxter.

        Baxter has also agreed to pay the Company $10 million (the "Facility Fee") to build and operate a new manufacturing facility located in the Pacific time zone to service customers in the Western United States. The Facility Fee will be reduced to the extent that the facility is not operational within 12 months after the start of construction. Except for any leased components, the Company will own the facility when completed.

        The Distribution Agreement may be extended an additional five years by Baxter if Baxter achieves a specified sales target and pays an extension fee of $7.5 million. If the first extension occurs, the Distribution Agreement term may later be extended an additional five years at Baxter's option at no additional cost.

ROCKWELL MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. INVENTORY

        Components of inventory as of December 31, 2014 and 2013 are as follows:

	2014	2013
Raw Materials	$2,197,143	$1,142,776
Work in Process	197,106	254,714
Finished Goods	1,525,936	1,402,158

Total	$3,920,185	$2,799,648

8. PROPERTY AND EQUIPMENT

        Major classes of property and equipment, stated at cost, as of December 31, 2014 and 2013 are as follows:

	2014	2013
Leasehold Improvements	$581,990	$517,907
Machinery and Equipment	6,635,380	6,398,396
Information Technology & Office Equipment	2,163,945	1,961,968
Laboratory Equipment	594,946	513,616
Transportation Equipment	319,209	374,035

	10,295,470	9,765,922
Accumulated Depreciation	(8,798,558)	(8,116,973)

Net Property and Equipment	$1,496,912	$1,648,949

        Below is a summary of depreciation expense by period:

	2014	2013	2012
Depreciation expense	$829,292	$840,382	$920,368

9. GOODWILL AND INTANGIBLE ASSETS

        Total goodwill was $920,745 at December 31, 2014 and 2013. We completed our annual impairment tests as of November 30, 2014 and 2013, and determined that no adjustment for impairment of goodwill was required.

        We have entered into a global licensing agreement for certain patents covering Triferic™, a therapeutic drug compound to be delivered using our dialysate product lines. We received FDA approval for this product in January 2015. We have capitalized the licensing fees paid for the rights to use this patented technology as an intangible asset.

ROCKWELL MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. GOODWILL AND INTANGIBLE ASSETS (Continued)

        During 2011, we acquired an abbreviated new drug application ("ANDA") for a generic version of an intravenous vitamin-D analogue, Calcitriol. Total capitalized costs related to this ANDA were approximately $695,000. These costs are being amortized over a five year period.

	2014	2013	2012
Capitalized Licensing Fees	$1,070,126	$1,070,126	$1,070,126
Accumulated Amortization	(737,440)	(570,411)	(403,382)

Capitalized Licensing Fees, Net of Amortization	$332,686	$499,715	$666,744

Amortization Expense	$167,029	$167,029	$167,029

        Our policy is to amortize licensing fees over the life of the patents pertaining to certain licensing agreements. Estimated amortization expense for licensing fees for 2015 through 2016 is approximately $167,000 per year. Our Triferic™ licensing agreement, which is with a company owned by our chief scientific officer, requires additional payments by the Company upon achievement of certain milestones.

10. NOTES PAYABLE

        In 2013, the Company entered into a loan and security agreement (the "Loan Agreement") with Hercules Technology III, L.P. ("Hercules") pursuant to which the Company received a loan in the aggregate principal amount of $20.0 million. On December 19, 2014, the Company paid off and terminated the loan agreement in accordance with its loan agreement. The payoff amount of $18,902,434 included principal, accrued and unpaid interest, fees, costs and expenses payable under the Loan Agreement, including an end of term fee of $1.1 million. In connection with such repayment, Hercules terminated its security interest in the assets of the Company subject to the Loan Agreement.

        The loan under the Loan Agreement was due on March 1, 2017, and bore interest at the greater of (i) 12.50% plus the prime rate as reported in The Wall Street Journal minus 3.25%, or (ii) 12.50%. Amounts outstanding under the Loan Agreement bore interest at 12.50%. Monthly principal and interest payments were due on the loan following August 31, 2014 through the maturity date.

11. ACCRUED LIABILITIES

        We had the following accrued liabilities as of December 31, 2014 and 2013:

	2014	2013
Accrued Research & Development Expense	$747,488	$3,237,093
Accrued Compensation and Benefits	1,359,659	1,490,953
Other Accrued Liabilities	2,218,850	1,919,782

Total Accrued Liabilities	$4,325,997	$6,647,828

ROCKWELL MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. OPERATING LEASES

        We lease our production facilities and administrative offices as well as certain equipment used in our operations including leases on transportation equipment used in the delivery of our products. The lease terms range from monthly to seven years. We occupy a 51,000 square foot facility and a 17,500 square foot facility in Wixom, Michigan under a lease expiring in August 2015. We also occupy a 51,000 square foot facility in Grapevine, Texas under a lease expiring in December 2015. In addition, we lease a 57,000 square foot facility in Greer, South Carolina under a lease expiring February 2016.

	2014	2013	2012
Rent Expense Recognized Under Operating Leases	$2,075,919	$2,163,281	$1,955,626

        Future minimum rental payments under operating lease agreements are as follows:

Year ending December 31, 2015	$1,658,737
Year ending December 31, 2016	1,073,187
Year ending December 31, 2017	915,081
Year ending December 31, 2018	885,008
Year ending December 31, 2019	698,827
Year ending December 31, 2020 and thereafter	83,291

Total	$5,314,131

13. INCOME TAXES

        A reconciliation of income tax expense at the statutory rate to income tax expense at our effective tax rate is as follows:

	2014	2013	2012
Tax Expense Computed at 34% of Pretax Income	$(7,251,000)	$(16,583,000)	$(18,367,000)
State Income Taxes	—	—	—
Effect of Change in Valuation Allowance	(7,251,000)	(16,583,000)	(18,367,000)

Total Income Tax Expense	$-0-	$-0-	$-0-

ROCKWELL MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. INCOME TAXES (Continued)

        The details of the net deferred tax asset are as follows:

	December 31,
	2014	2013
Deferred tax assets:
Net Operating Loss Carryforward	$49,463,000	$49,426,000
Stock Based Compensation	7,673,000	6,839,000
Deferred Revenue	6,627,000	—
General Business Credit	5,293,000	—
Accrued Expenses	345,000	334,000
Inventories	77,000	65,000
Book over Tax Depreciation	19,000	—
Workers' Compensation Reserve	48,000	60,000
Accounts Receivable	18,000	13,000

Total Deferred Tax Assets	69,563,000	56,737,000
Deferred Tax Liabilities:
Tax over Book Depreciation	—	118,000
Goodwill & Intangible Assets	196,000	225,000
Prepaid Expenses	60,000	122,000

Total Deferred Tax Liabilities	256,000	465,000

Subtotal	69,307,000	56,272,000
Valuation Allowance	(69,307,000)	(56,272,000)

Net Deferred Tax Asset	$-0-	$-0-

        Deferred tax assets result primarily from net operating loss carryforwards. For tax purposes, we have net operating loss carryforwards of approximately $145,479,000 that expire between 2018 and 2034.

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized upon the generation of future taxable income during the periods in which those temporary differences become deductible. We recognized no income tax expense or benefit for the years ended December 31, 2014, 2013 and 2012. While we anticipate generating income within the next year or two, we expect to incur operating losses until our drug products are manufactured and marketed following FDA approval. Considered together with our limited history of operating income and our net losses in 2014, 2013 and 2012, management has placed a full valuation allowance against the net deferred tax assets as of December 31, 2014 and 2013. The portion of the valuation allowance resulting from excess tax benefits on share based compensation that would be credited directly to contributed capital if recognized in subsequent periods is $7.3 million.

        The Company accounts for its uncertain tax positions in accordance with ASC 740-10, Income Taxes and the amount of unrecognized tax benefits related to tax positions is not significant at December 31, 2014 and 2013.

ROCKWELL MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. CAPITAL STOCK

        Our authorized capital stock consists of 2,000,000 preferred shares, none of which were issued or outstanding at December 31, 2014, 2013 and 2012, and 120,000,000 common shares, no par value per share, of which the following shares were outstanding:

	2014	2013	2012
Shares outstanding as of December 31,	50,284,007	40,110,661	21,494,696
Summary of Share Issuances:
Shares Issuances related to Equity Compensation:
Shares issued upon exercise of stock options by employees	711,516	478,411	216,477
Proceeds realized from stock option exercises	$2,964,445	$766,926	$132,026
Average exercise price of options exercised	$4.17	$1.60	$0.61
Restricted Stock Grants	740,000	310,000	235,000
Share issuances related to Warrant Exercises
Shares issued upon the exercise of warrants	904,886	130,833	288,217
Proceeds realized from warrant exercises	$8,433,045	$1,164,982	$1,982,720
Share issuances related to Equity Offerings
Shares issued pursuant to equity offerings	7,816,944	17,496,721	1,845,000
Proceeds realized from equity offerings	$69,780,967	$49,664,324	$16,120,669
Share issuances in Exchange for Services
Share issuances in Exchange for Services	—	200,000	200,000
Value of Shares issued in Exchange for Services	—	$780,678	$1,854,000

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

Warrants

        As of December 31, 2014, we had no outstanding warrants. During 2014, we realized $8,433,045 in net proceeds from the exercise of 904,886 warrants at an average exercise price of $9.32.

        We had 983,071 common share purchase warrants outstanding at December 31, 2013, all of which were exercisable as of December 31, 2013. During 2013, we agreed to extend the term of 1,008,336 common share purchase warrants until July 31, 2013 and incurred an expense of $927,669 related to the extension of these warrants. Outstanding warrants as of December 31, 2013 consisted of 883,071 warrants with an exercise price of $9.55 expiring on October 5, 2014 and 100,000 warrants with an exercise price of $10.25 expiring on March 31, 2014.

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

        Warrants were valued using the Black Scholes model. In 2013 and 2012, we recognized $1,082,196 and $468,417, respectively, in expense related to services and consideration provided in exchange for warrants.

15. LONG TERM INCENTIVE PLAN & STOCK OPTIONS

Long Term Incentive Plan & Stock Options

        The Board of Directors adopted the Rockwell Medical, Inc., 2007 Long Term Incentive Plan ("LTIP") on April 11, 2007 as a replacement for the 1997 Stock Option Plan (the "Old Plan") which was terminated as to future grants. No options were granted under the Old Plan after 2006. There are 9,500,000 common shares reserved for issuance under the LTIP. The Compensation Committee of the Board of Directors (the "Committee") is responsible for the administration of the LTIP including the grant of stock based awards and other financial incentives including performance based incentives to employees, non-employee directors and consultants.

        The Committee determines the terms and conditions of options and other equity based incentives including, but not limited to, the number of shares, the exercise price, term of option and vesting requirements. The Committee approved stock option grants and restricted stock grants during 2014, 2013 and 2012. The stock option awards were granted with an exercise price equal to the market price of the Company's stock on the date of the grant. The options expire 10 years from the date of grant or upon termination of employment and generally vest in three equal annual installments beginning on the first anniversary of the date of grant.

Restricted Stock Grants

        We granted 740,000, 310,000 and 235,000 restricted shares in 2014, 2013 and 2012, respectively under the LTIP. These restricted stock grants were valued at the market price on the date of grant.

        During 2014, restricted stock grants aggregating 320,000 shares were granted in January 2014 with a vesting date of approximately fourteen months after the grant date and an additional 420,000 common shares were granted in October 2014 with a vesting date of approximately seven months following the grant date. Vesting is conditioned upon continued employment with the Company.

ROCKWELL MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. LONG TERM INCENTIVE PLAN & STOCK OPTIONS (Continued)

        The 2013 grant vested on the fourteenth month anniversary of the grant with vesting conditioned upon continued employment with the Company. The 2012 grant vested two years after the date of grant with vesting conditioned upon continued employment with the Company.

	2014	2013	2012
Restricted Shares Granted	740,000	310,000	235,000
Average Market Value Per Share on Grant Date	$9.42	$3.94	$9.45
Expense related to All Restricted Shares	$5,497,274	$1,961,501	$1,075,929
Unearned Stock Based Compensation for All Restricted Stock Awards Attributable to Future Periods.	$2,580,634

Stock Option Grants

        Our standard stock option agreement in the 2007 Plan allows for the payment of the exercise price of vested stock options either through cash remittance in exchange for newly issued shares, or through non-cash exchange of previously issued shares held by the recipient for at least six months in exchange for our newly issued shares. The 1997 Plan also allows for the retention of shares in payment of the exercise price and income tax withholding. The latter method results in no cash being received by us, but also results in a lower number of total shares being outstanding subsequently as a direct result of this exchange of shares. Shares returned to us in this manner would be retired.

        In 2014, 2013 and 2012, the Company received cash proceeds of $2,964,445, $766,926 and $132,026, respectively, in exchange for shares issued upon the exercise of options during the year. No income tax benefits were recognized during 2014, 2013 and 2012 related to stock option activity as the Company has a full valuation allowance recorded against its deferred tax assets. However, tax benefits for the excess of the value of the shares issued over the price paid of $3,228,000, $609,000 and $494,000, were created in 2014, 2013, and 2012. The cumulative excess tax benefit at December 31, 2014 is $7.3 million, which when realized, will be credited directly to stockholders' equity.

ROCKWELL MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. LONG TERM INCENTIVE PLAN & STOCK OPTIONS (Continued)

        A summary of the status of the LTIP and the Old Plan is as follows:

	SHARES	WEIGHTED AVERAGE EXERCISE PRICE	AGGREGATE INTRINSIC VALUE
Outstanding at December 31, 2011	5,482,135	5.23	$17,761,008
Granted	871,000	9.62
Exercised	(223,601)	0.59	$1,486,470
Forfeited	(140,334)	8.66

Outstanding at December 31, 2012	5,989,200	5.95	$12,559,074
Granted	920,500	5.74
Exercised	(623,700)	1.23	$1,920,557
Forfeited	(58,000)	8.31

Outstanding at December 31, 2013	6,228,000	6.27	$25,956,880
Granted	1,731,500	9.43
Exercised	(1,029,016)	2.88	$2,964,445
Forfeited	(45,401)	6.19

Outstanding at December 31, 2014	6,885,083	7.41	$19,730,211

OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
RANGE OF EXERCISE PRICES	NUMBER OF OPTIONS	REMAINING CONTRACTUAL LIFE	WEIGHTED EXERCISE PRICE	NUMBER OF OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE
$3.09 to $4.93	1,010,916	1.1 - 8.5 yrs.	$4.00	934,805	$4.04
$5.34 to $7.13	2,638,000	2.8 - 8.7 yrs.	$6.42	2,134,667	$6.49
$8.35 to 10.20	3,236,167	4.8 - 9.8 yrs.	$9.29	1,235,111	$9.01

Total	6,885,083	6.3 yrs.	$7.41	4,304,583	$6.68

Intrinsic Value	$19,730,211			$15,477,857

ROCKWELL MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. LONG TERM INCENTIVE PLAN & STOCK OPTIONS (Continued)

	NUMBER OF UNVESTED OPTIONS	WEIGHTED AVERAGE FAIR MARKET VALUE AT GRANT DATE
As of December 31, 2011	1,529,333
Granted	871,000	$5.93
Forfeited	(140,334)
Vested	(680,999)

As of December 31, 2012	1,579,000
Granted	920,500	$3.33
Forfeited	(58,000)
Vested	(727,067)

As of December 31, 2013	1,714,433
Granted	1,731,500	$5.91
Forfeited	(45,401)
Vested	(820,032)

As of December 31, 2014	2,580,500

        The Company values stock options awarded using the Black-Scholes method. Assumptions used in the stock option valuations were:

	2014	2013	2012
Volatility of share price	69 - 70%	59 - 67%	64 - 65%
Risk free interest rate	1.9 - 2.0%	0.1 - 2.0%	0.8 - 1.2%
Expected option life	6 yrs.	1 - 6 yrs.	6 yrs.
Dividend Yield	0.0%	0.0%	0.0%

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

        For the years ended December 31, 2014, 2013 and 2012, we recognized compensation expense of $4,597,412, $3,877,695, and $3,903,795, respectively related to options granted to employees under the LTIP with a corresponding credit to common stock. At December 31, 2014, the amount of unrecorded stock-based compensation expense for stock options attributable to future periods was approximately $9,517,328 which is expected to be amortized to expense over the remaining vesting periods of the options of 1 to 33 months.

ROCKWELL MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15. LONG TERM INCENTIVE PLAN & STOCK OPTIONS (Continued)

        As of December 31, 2014, the remaining number of common shares available for equity awards under the LTIP was 733,066.

16. RISK MANAGEMENT

Insurance

        We evaluate various kinds of risk that we are exposed to in our business. In our evaluation of risk, we evaluate options and alternatives to mitigating such risks. For certain insurable risks we may acquire insurance policies to protect against potential losses or to partially insure against certain risks. For our subsidiary, Rockwell Transportation, Inc., we maintain a partially uninsured workers' compensation plan. Under the policy, the Company's self-insurance retention is $350,000 per occurrence and $747,619 in aggregate coverage for the policy year ending July 1, 2015. The total amount at December 31, 2014 by which retention limits exceed the claims paid and accrued is approximately $747,000 for the policy year ending July 1, 2015. Estimated additional future claims subject to payment by the Company of approximately $133,608 has been accrued for the year ended December 31, 2014.

        At December 31, 2014, approximately $400,000 was held in cash collateral and escrow by the insurance carrier for workers' compensation insurance. At December 31, 2014 amounts held in cash collateral and escrow are included in prepaid expenses and other non-current assets in the consolidated financial statements.

17. QUARTERLY RESULTS OF OPERATIONS

        The following is a summary of the quarterly results of operations for the years ended December 31, 2014 and 2013.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014
Sales	$12,963,652	$13,033,361	$13,743,778	$14,447,653
Cost of Sales	11,283,694	11,014,469	11,473,961	11,871,106

Gross Profit	1,679,958	2,018,892	2,269,817	2,576,547
Selling, General and Administrative	4,090,199	4,214,205	4,098,835	5,917,480
Research and Product Development	4,615,197	186,695	1,301,824	1,679,878

Operating Income (Loss)	(7,025,438)	(2,382,008)	(3,130,842)	(5,020,811)
Interest and Investment Income, net	74,215	69,633	55,263	187,144
Interest Expense	854,303	858,003	892,027	1,549,980

Income (Loss) Before Income Taxes	(7,805,526)	(3,170,378)	(3,967,606)	(6,383,647)
Income Tax Expense	—	—	—	—

Net Income (Loss)	$(7,805,526)	$(3,170,378)	$(3,967,606)	$(6,383,647)

Basic And Diluted Earnings (Loss) Per Share	$(.20)	$(.08)	$(.10)	$(.14)

ROCKWELL MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. QUARTERLY RESULTS OF OPERATIONS (Continued)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013
Sales	$12,336,374	$12,984,164	$13,094,381	$13,964,624
Cost of Sales	11,055,394	11,299,099	11,461,100	11,904,730

Gross Profit	1,280,980	1,685,065	1,633,281	2,059,894
Selling, General and Administrative	3,916,783	3,237,974	3,386,367	3,795,325
Research and Product Development	12,754,518	10,222,721	10,611,219	5,793,579

Operating Income (Loss)	(15,390,321)	(11,775,630)	(12,364,305)	(7,529,010)
Interest and Investment Income, net	10,672	4,566	13,546	69,317
Interest Expense	75	92,155	857,505	872,412

Income (Loss) Before Income Taxes	(15,379,724)	(11,863,219)	(13,208,264)	(8,332,105)
Income Tax Expense	—	—	—	—

Net Income (Loss)	$(15,379,724)	$(11,863,219)	$(13,208,264)	$(8,332,105)

Basic And Diluted Earnings (Loss) Per Share	$(.72)	$(.38)	$(.34)	$(.21)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions	(Deductions)	Balance at End of Period
Allowance for Doubtful Accounts:
Year ended December 31, 2014	$37,392	$40,714	$(25,893)	$52,213
Year ended December 31, 2013	$26,257	$37,392	$(23,474)	$37,392
Year ended December 31, 2012	$29,473	$9,659	$(12,875)	$26,257
Inventory Reserve:
Year ended December 31, 2014	$35,009	$19,701	$(27,435)	$27,274
Year ended December 31, 2013	$27,579	$105,647	$(98,217)	$35,009
Year ended December 31, 2012	$39,803	$37,009	$(49,233)	$27,579
Deferred Tax Asset Valuation Allowance:
Year ended December 31, 2014	$56,272,000	$13,035,000	$—	$69,307,000
Year ended December 31, 2013	$38,266,000	$18,006,000	$—	$56,272,000
Year ended December 31, 2012	$19,726,000	$18,540,000	$—	$38,266,000

        Allowances and reserves are deducted from the accounts to which they apply.

S-1