Form 10-Q
period 2015-06-30
ROCKWELL MEDICAL, INC.
filed 2015-08-04
CIK 1041024

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes  ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 24, 2015
Common Stock, no par value	50,222,877 shares

Rockwell Medical, Inc.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

ROCKWELL MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

As of June 30, 2015 and December 31, 2014

(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Cash and Cash Equivalents	$37,145,875	$65,800,451
Investments Available for Sale	40,114,886	19,927,310
Accounts Receivable, net of a reserve of $59,000 in 2015 and $52,000 in 2014	3,938,815	4,472,002
Inventory	6,315,021	3,920,185
Other Current Assets	926,156	587,201
Total Current Assets	88,440,753	94,707,149

Property and Equipment, net	1,373,488	1,496,912
Intangible Assets	249,172	332,686
Goodwill	920,745	920,745
Other Non-current Assets	542,223	542,224
Total Assets	$91,526,381	$97,999,716

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts Payable	$4,319,843	$5,294,515
Accrued Liabilities	2,582,711	4,325,997
Customer Deposits	129,851	183,890
Total Current Liabilities	7,032,405	9,804,402

Deferred License Revenue	18,506,066	19,492,520

Shareholders’ Equity:
Common Shares, no par value, 50,221,211 and 50,284,007 shares issued and outstanding	252,651,670	249,018,189
Accumulated Deficit	(186,353,667)	(180,117,726)
Accumulated Other Comprehensive Income (Loss)	(310,093)	(197,669)
Total Shareholders’ Equity	65,987,910	68,702,794

Total Liabilities And Shareholders’ Equity	$91,526,381	$97,999,716

The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED INCOME STATEMENTS

For the three and six months ended June 30, 2015 and June 30, 2014

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Sales	$12,955,576	$13,033,361	$26,839.537	$25,997,013
Cost of Sales	10,889,619	11,014,469	22,461,237	22,298,163
Gross Profit	2,065,957	2,018,892	4,378,300	3,698,850
Selling, General and Administrative	3,835,596	4,214,205	9,161,357	8,304,404
Research and Product Development	885,259	186,695	1,684,850	4,801,892
Operating Income (Loss)	(2,654,898)	(2,382,008)	(6,467,907)	(9,407,446)
Interest and Investment Income, net	118,151	69,633	231,966	143,848
Interest Expense	—	858,003	—	1,712,306
Income (Loss) Before Income Taxes	(2,536,747)	(3,170,378)	(6,235,941)	(10,975,904)
Income Tax Expense	—	—	—	—
Net Income (Loss)	$(2,536,747)	$(3,170,378)	$(6,235,941)	$(10,975,904)

Basic Earnings (Loss) per Share	$(0.05)	$(0.08)	$(0.12)	$(0.28)

Diluted Earnings (Loss) per Share	$(0.05)	$(0.08)	$(0.12)	$(0.28)

The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the three and six months ended June 30, 2015 and June 30, 2014

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net Income (Loss)	$(2,536,747)	$(3,170,378)	$(6,235,941)	$(10,975,904)
Unrealized Gain (Loss) on Available-for-Sale Investments	(182,623)	(15,015)	(112,424)	18,845
Comprehensive Income (Loss)	$(2,719,370)	$(3,185,393)	$(6,348,365)	$(10,957,059)

The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For The Three and Six Months Ended June 30, 2015

(Unaudited)

				ACCUMULATED
				OTHER	TOTAL
	COMMON SHARES		ACCUMULATED	COMPREHENSIVE	SHAREHOLDER’S
	SHARES	AMOUNT	DEFICIT	INCOME (LOSS)	EQUITY
Balance as of December 31, 2014	50,284,007	$249,018,189	$(180,117,726)	$(197,669)	$68,702,794

Net (Loss)	—	—	(6,235,941)	—	(6,235,941)

Unrealized (Loss) on Available-For-Sale Securities				(112,424)	(112,424)

Issuance of Common Shares	227,332	1,552,068	—	—	1,552,068

Stock Option Based Expense	—	2,384,257	—	—	2,384,257

Restricted Stock Amortization	—	2,610,015	—	—	2,610,015

Restricted Stock Tendered in Satisfaction of Tax Liabilities	(290,128)	(2,912,859)	—	—	(2,912,859)

Balance as of June 30, 2015	50,221,211	$252,651,670	$(186,353,667)	$(310,093)	$65,987,910

The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2015 and June 30, 2014

(Unaudited)

	2015	2014

Cash Flows From Operating Activities:
Net (Loss)	$(6,235,941)	$(10,975,904)
Adjustments To Reconcile Net Loss To Net Cash Used In Operating Activities:
Depreciation and Amortization	408,327	506,465
Share Based Compensation- Employees	4,994,272	4,406,012
Restricted Stock Tendered in Satisfaction of Tax Liabilities	(2,912,859)	—
Amortization of Debt Issuance Costs	—	227,058
Non-Cash Interest Expense	—	225,058
Loss on Disposal of Assets	2,424	4,827
Loss on Sale of Investments, net	—	1,223

Changes in Assets and Liabilities:
Decrease in Accounts Receivable	533,187	359,402
Decrease (Increase) in Inventory	(2,394,836)	15,506
(Increase) in Other Assets	(338,954)	(2,393,555)
(Decrease) in Accounts Payable	(974,672)	(2,409,592)
(Decrease) in Other Liabilities	(1,797,325)	(3,578,224)
Deferred License Revenue	(986,454)	—
Changes in Assets and Liabilities	(5,959,054)	(8,006,463)
Cash Used In Operating Activities	(9,702,831)	(13,611,724)

Cash Flows From Investing Activities:
Purchase of Investments Available for Sale	(20,300,000)	(2,000,000)
Sale of Investments Available for Sale	—	4,976,000
Purchase of Equipment	(208,613)	(428,831)
Proceeds from Sale of Assets	4,800	—
Cash (Used In) Investing Activities	(20,503,813)	2,547,169

Cash Flows From Financing Activities:
Proceeds from the Issuance of Common Shares and Purchase Warrants	1,552,068	2,041,828
Cash Provided By Financing Activities	1,552,068	2,041,828

Increase (Decrease) In Cash	(28,654,576)	(9,022,727)
Cash At Beginning Of Period	65,800,451	11,881,451
Cash At End Of Period	$37,145,875	$2,858,724

Supplemental Cash Flow disclosure

	2015	2014

Interest Paid	$—	$1,267,133

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

We are regulated by the Federal Food and Drug Administration (“FDA”) under the Federal Drug and Cosmetics Act, as well as by other federal, state and local agencies.  We obtained FDA approval of TrifericTM our branded dialysis iron maintenance therapy drug, in January 2015.  We have also received 510(k) approval from the FDA to market hemodialysis solutions and powders, to sell our Dri-Sate Dry Acid Concentrate product line and our Dri-Sate Mixer.

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

In the opinion of our management, all adjustments have been included that are necessary to make the financial statements not misleading. All of these adjustments that are material are of a normal and recurring nature. Our operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015. You should read our unaudited interim financial statements together with the financial statements and related footnotes for the year ended December 31, 2014 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 includes a description of our significant accounting policies.

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

The initial payment of $20 million received pursuant to our long-term Distribution Agreement (the “Distribution Agreement”) with Baxter Healthcare Corporation (“Baxter”) in October 2014 has been deferred and classified as deferred license revenue.   Deferred license revenue is being recognized based on the proportion of product shipments to Baxter in each period to total expected sales volume for the term of the agreement.

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

Investments Available for Sale

Investments Available for Sale are short-term investments, consisting of investments in short term duration bond funds, and are stated at fair value based upon observed market prices (Level 1 in the fair value hierarchy).  These funds generally hold high credit quality short term debt instruments.  These instruments are subject to changes in fair market value due primarily to changes in interest rates.  The fair value of these investments was $40,114,886 as of June 30, 2015.  Unrealized holding gains or losses on these securities are included in accumulated other comprehensive income (loss).  Realized gains and losses, including declines in value judged to be other-than-temporary on available-for-sale securities are included as a component of other income or expense.  Gross unrealized gains were $8,779 and gross unrealized losses were $318,873 as of June 30, 2015.  There were no realized gains or losses in 2015.

The Company has evaluated the near term interest rate environment and the expected holding period of the investments along with the duration of the fund portfolios in assessing the severity and duration of the potential impairment. Based on that evaluation the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2015.

Research and Product Development

We recognize research and product development expenses as incurred.  We incurred product development and research costs related to the commercial development, patent approval and regulatory approval of new products, including our FDA approved iron delivery maintenance drug, Triferic™, aggregating approximately $0.9 million and $0.2 million for the three months ended June 30, 2015 and 2014, respectively.  Research and product development costs were $1.7 million and $4.8 million for the six months ended June 30, 2015 and 2014, respectively.

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

The Company’s Long Term Incentive Plan permits grantees to tender shares to the Company in satisfaction of liabilities related to the exercise of equity awards, including the exercise price of options and tax liabilities related to equity awards.  During the first six months of 2015, 290,128 shares were tendered to the Company in satisfaction of $2,912,859 of such liabilities.

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

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Basic Weighted Average Shares Outstanding	50,069,729	39,965,169	49,869,693	39,889,416
Effect of Dilutive Securities	—	—	—	—
Diluted Weighted Average Shares Outstanding	50,069,729	39,965,169	49,869,693	39,889,416

3.  Inventory

Components of inventory as of June 30, 2015 and December 31, 2014 are as follows:

	June 30,	December 31,
	2015	2014
Raw Materials	$4,590,022	$2,197,143
Work in Process	146,831	197,106
Finished Goods	1,578,168	1,525,936
Total	$6,315,021	$3,920,185

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

In the fourth quarter of 2014, we strengthened our balance sheet to position the Company for future growth and development.  We raised net proceeds of approximately $55 million in a public offering of our common shares and sold $15 million of common shares to Baxter in a private offering. We also received $20 million in cash in connection with the signing of the Distribution Agreement with Baxter related to our concentrate products.  We fully paid off our high interest rate long term debt in the fourth quarter of 2014 and we have no debt on our balance sheet at June 30, 2015.  Overall, we had cash and investments of $77.3 million as of June 30, 2015 and $85.7 million as of December 31, 2014.

We expect to achieve profitability following the launch of our drug products and to generate positive cash flow from our business operations as a result.

Distribution Agreement

As discussed in “Item 1—Business—Distribution Agreement with Baxter” in our 2014 Annual Report on Form 10-K, on October 2, 2014, we entered into the Distribution Agreement pursuant to which Baxter, a leading global dialysis products company, became our exclusive agent for sales, marketing and distribution activities for our concentrate and ancillary products in the United States and various foreign countries for an initial term of 10 years.  We retain sales, marketing and distribution rights for our hemodialysis concentrate products in specified foreign countries in which we have an established commercial presence.  During the term of the Distribution Agreement, Baxter has agreed not to manufacture or sell any competitive concentrate products in the United States hemodialysis market, other than specified products. The Distribution Agreement relates solely to our concentrate business and excludes any future drug related business.

Under the Distribution Agreement, Baxter purchases products from us at gross margin-based prices per unit, adjusted each year during the term and subject to an annual true up.  We continue to manage customer service, transportation and certain other functions for our current customers through at least December 31, 2017, for which Baxter pays us an amount equal to our related costs to provide such functions plus a slight mark-up.  The Distribution Agreement also requires Baxter to meet minimum annual gallon-equivalent purchase levels, subject to a cure period and certain other relief, in order to maintain its exclusive distribution rights.  The minimum purchase levels increase each year over the term of the Distribution Agreement.  Orders in any contract year that exceed the minimum will be carried forward and applied to future years’ minimum requirements.

In light of the gross margin-based pricing terms, the arrangement for Baxter to reimburse us the cost of customer service, transportation and other functions performed for it through at least 2017, and Baxter’s requirement to meet increasing minimum concentrate purchase levels, we expect the distribution relationship with Baxter under the Distribution Agreement to have a positive impact on our operating profit. Commencing with June 2015 activity for domestic accounts invoiced by Baxter, our revenue from dialysis concentrates and ancillary products reflect the lower wholesale prices paid by Baxter pursuant to our Distribution Agreement.  Similarly, our distribution costs, which are included in costs of sales, and our administration costs, which are included in selling, general and administrative expenses, are being passed through to Baxter and are reduced accordingly. We expect the net effect of these changes to result in an improvement in gross profit of approximately $1.2 million per annum compared to operating results for our domestic concentrate business prior to the Distribution Agreement.  Included in the higher expected gross profit is recognition of deferred licensing revenue.

We expect our overall domestic and global concentrate sales to increase in the long term as a result of the expanded marketing channel provided by Baxter as well as the anticipated expansion of our manufacturing operations to the Western United States as a result of funding provided through the Distribution Agreement.

Results of Operations for the Three and Six Months Ended June 30, 2015 and June 30, 2014

Sales

Our sales in the second quarter of 2015 were $13.0 million, essentially unchanged from the second quarter of 2014.  Sales in both periods consisted of dialysis concentrates and other dialysis related ancillary products sold domestically and internationally.   Our domestic sales, which aggregated $11.3 million, were $0.1 million less in the second quarter of 2015 than in the second quarter of 2014.  Our international sales were $1.6 million in the second quarter of both 2015 and 2014.

Our overall domestic revenue on the business distributed under the Distribution Agreement increased $0.2 million or 2.3% in the second quarter of 2015 and included amortization of deferred license revenue of $0.5 million.  Contract manufacturing related sales to a non-hemodialysis domestic customer ceased during the second quarter of 2015 when the customer discontinued its product line resulting in a $0.3 million sales reduction compared to the second quarter of 2014.

Our sales in the first six months of 2015 were $26.8 million compared to $26.0 million in the first six months of 2014.  Sales increased $0.8 million overall largely due to $1.0 million in revenue resulting from the amortization of deferred license income related to the Distribution Agreement.  Our international sales were $3.7 million in the first six months of 2015 compared to $3.5 million in the first six months of 2014.  Contract manufacturing related sales to a non-hemodialysis domestic customer ceased during the second quarter of 2015 when the customer discontinued its product line resulting in a $0.2 million sales reduction in sales compared to the first six months of 2015.

Gross Profit

Gross profit in the second quarter of 2015 was $2.1 million and 2.3% above the second quarter of 2014.  Gross profit margins increased to 15.9% from 15.4% in the second quarter of 2014.  Gross profit was favorably impacted by the recognition of deferred license revenue under the Distribution Agreement of $0.5 million in the second quarter of 2015.

Gross profit for the first six months of 2015 was $4.4 million compared to $3.7 million in the first six months of 2014.  Gross profit was favorably impacted by the recognition of deferred license revenue under the

Distribution Agreement of $1.0 million.  Gross profit margin was 16.3% for the first six months of 2015 compared to 14.2% for the first six months of 2014.

Selling, General and Administrative Expense

Selling, general and administrative expenses during the second quarter of 2015 were $3.8 million compared to $4.2 million in the second quarter of 2014.   The decrease was primarily a result of the $0.5 million decrease in non-cash equity compensation to $1.7 million in the second quarter of 2015 from the second quarter of 2014.  The decrease was partially offset by increased costs of approximately $0.1 million for personnel, marketing and intellectual property expenses related to preparation of our anticipated drug product launches.

Selling, general and administrative expenses for the first six months of 2015 were $9.2 million compared to $8.3 million for the first six months of 2014.  The increase was primarily due to an increase in non-cash equity compensation of $0.6 million to $5.0 million.  Other cost increases for the preparation of our anticipated drug launches, including increased expenditures on personnel, marketing and other costs of operations, also contributed to the overall increase.

Research and Product Development

We incurred research and product development costs related to the commercial development, patent approval and regulatory approval of new products, including TrifericTM which was approved by the FDA in the first quarter of 2015.  Research and product development costs were $0.9 million in the second quarter of 2015 compared to $0.2 million in the second quarter of 2014 (including the effect of the reversal of the $2.2 million NDA fee discussed in note 2 to the condensed consolidated financial statements) and $0.8 million in the first quarter of 2015.   R&D costs for the first six months of 2015 were $1.7 million compared to $4.8 million in the first six months of 2014.  Future research and product development spending in 2015 is expected to be primarily related to other TrifericTM indications.

Interest and Investment Income, Net

Our net interest and investment income was $0.1 million and $0.2 million in the second quarter and first six months of 2015, respectively, compared to a net interest expense of $0.8 million and $1.6 million in the comparable periods of 2014.  The changes were a result of paying off our long term debt in the fourth quarter of 2014 and temporarily investing the remaining net proceeds from our capital raising activities in the fourth quarter of 2014 in short term investments.

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

As of June 30, 2015, we had $88.4 million in current assets and net working capital of $81.4 million.  We had $77.3 million in cash and investments with $37.1 million in cash as of June 30, 2015.  We have no debt outstanding as of June 30, 2015.

In the first six months of 2015, we incurred $1.7 million in research and product development costs and we increased our inventory $2.4 million in preparation for the launch of our drug products.  Other cash used in operations included approximately $2.9 million related to the satisfaction of tax obligations related to restricted stock tendered to the Company by restricted stock grantees. We intend to source our drug products from contract manufacturing organizations.  Capital expenditures on our current facilities are not expected to materially exceed depreciation expense.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have temporarily invested $40.1 million in available for sale securities that are invested in short term bond funds which typically yield higher returns than the interest realized in money market funds.  While these funds hold bonds of short duration, their market value is affected by changes in interest rates.  Increases in interest rates will reduce the market value of bonds held in these funds and we may incur unrealized losses from the reduction in market value of the fund.  If we liquidate our position in these funds, those unrealized losses may result in realized losses which may or may not exceed the interest and dividends earned from those funds. However, due to the short duration of these short term bond fund portfolios, we do not believe that a hypothetical 100 basis point increase or decrease in interest rates will have a material impact on the value of our investment portfolio.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
April 2015	—	—	n/a	n/a
May 2015	150,338	$9.64	n/a	n/a
June 2015	—	—	n/a	n/a
Total	150,338	$9.64	n/a	n/a

Under the provisions of the Company’s Long Term Incentive Plan, 150,338 shares were tendered to the Company in satisfaction of tax liabilities associated with the vesting of restricted stock awards.  The Company has no publicly announced share repurchase program.

Item 6. Exhibits

See Exhibit Index following the signature page, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKWELL MEDICAL, INC.
(Registrant)

Date: August 4, 2015	/s/ ROBERT L. CHIOINI
Robert L. Chioini
President and Chief Executive Officer (principal executive officer) (duly authorized officer)

Date: August 4, 2015	/s/ THOMAS E. KLEMA
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

10.60

Rockwell Medical, Inc. Amended and Restated 2007 Long Term Incentive Plan, as amended effective May 21, 2015 (incorporated by reference to the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders filed on April 13, 2015).

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