Form 10-Q
period 2015-09-30
ROCKWELL MEDICAL, INC.
filed 2015-11-09
CIK 1041024

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

☐Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2015
Common Stock, no par value	51,077,877 shares

Rockwell Medical, Inc.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

ROCKWELL MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

As of September 30, 2015 and December 31, 2014

(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Cash and Cash Equivalents	$33,172,740	$65,800,451
Investments Available for Sale	39,818,118	19,927,310
Accounts Receivable, net of a reserve of $88,000 in 2015 and $52,000 in 2014	5,896,487	4,472,002
Inventory	7,415,281	3,920,185
Other Current Assets	1,601,211	587,201
Total Current Assets	87,903,837	94,707,149

Property and Equipment, net	1,341,795	1,496,912
Intangible Assets	207,415	332,686
Goodwill	920,745	920,745
Other Non-current Assets	542,223	542,224
Total Assets	$90,916,015	$97,999,716

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts Payable	$5,223,394	$5,294,515
Accrued Liabilities	2,937,245	4,325,997
Customer Deposits	313,082	183,890
Total Current Liabilities	8,473,721	9,804,402

Deferred License Revenue	18,012,839	19,492,520

Shareholders’ Equity:
Common Shares, no par value, 50,227,877 and 50,284,007 shares issued and outstanding	253,777,785	249,018,189
Accumulated Deficit	(188,768,220)	(180,117,726)
Accumulated Other Comprehensive Income (Loss)	(580,110)	(197,669)
Total Shareholders’ Equity	64,429,455	68,702,794

Total Liabilities And Shareholders’ Equity	$90,916,015	$97,999,716

The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED INCOME STATEMENTS

For the three and nine months ended September 30, 2015 and June 30, 2014

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Sales	$14,378,528	$13,743,778	$41,218,065	$39,740,791
Cost of Sales	11,875,122	11,473,961	34,336,359	33,772,125
Gross Profit	2,503,406	2,269,817	6,881,706	5.968,666
Selling, General and Administrative	3,827,904	4,098,835	12,989,261	12,403,240
Research and Product Development	1,246,727	1,301,824	2,931,577	6,103,716
Operating Income (Loss)	(2,571,225)	(3,130,842)	(9,039,132)	(12,538,290)
Interest and Investment Income, net	156,672	55,263	388,638	199,113
Interest Expense	—	892,027	—	2,604,333
Income (Loss) Before Income Taxes	(2,414,553)	(3,967,606)	(8,650,494)	(14,943,510)
Income Tax Expense	—	—	—	—
Net Income (Loss)	$(2,414,553)	$(3,967,606)	$(8,650,494)	$(14,943,510)

Basic Earnings (Loss) per Share	$(0.05)	$(0.10)	$(0.17)	$(0.37)

Diluted Earnings (Loss) per Share	$(0.05)	$(0.10)	$(0.17)	$(0.37)

The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the three and nine months ended September 30, 2015 and September 30, 2014

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net Income (Loss)	$(2,414,553)	$(3,967,606)	$(8,650,494)	$(14,943,510)
Unrealized Gain (Loss) on Available-for-Sale Investments	(270,017)	(58,848)	(382,441)	(40,003)
Comprehensive Income (Loss)	$(2,684,570)	$(4,026,454)	$(9,032,935)	$(14,983,513)

The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For The Nine Months Ended September 30, 2015

(Unaudited)

				ACCUMULATED
				OTHER	TOTAL
	COMMON SHARES		ACCUMULATED	COMPREHENSIVE	SHAREHOLDER’S
	SHARES	AMOUNT	DEFICIT	INCOME (LOSS)	EQUITY
Balance as of December 31, 2014	50,284,007	$249,018,189	$(180,117,726)	$(197,669)	$68,702,794

Net (Loss)	—	—	(8,650,494)	—	(8,650,494)
Unrealized (Loss) on Available-For-Sale Securities				(382,441)	(382,441)

Issuance of Common Shares	233,998	1,575,333	—	—	1,575,333

Stock Option Based Expense	—	3,487,107	—	—	3,487,107

Restricted Stock Amortization	—	2,610,015	—	—	2,610,015

Restricted Stock Tendered in Satisfaction of Tax Liabilities	(290,128)	(2,912,859)	—	—	(2,912,859)

Balance as of September 30, 2015	50,227,877	$253,777,785	$(188,768,220)	$(580,110)	$64,429,455

The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2015 and September 30, 2014

(Unaudited)

	2015	2014

Cash Flows From Operating Activities:
Net (Loss)	$(8,650,494)	$(14,943,510)
Adjustments To Reconcile Net Loss To Net Cash Used In Operating Activities:
Depreciation and Amortization	608,152	767,386
Share Based Compensation- Employees	6,097,122	6,293,250
Restricted Stock Tendered in Satisfaction of Tax Liabilities	(2,912,859)	—
Amortization of Debt Issuance Costs	—	357,140
Non-Cash Interest Expense	—	353,994
Loss on Disposal of Assets	4,292	4,827
Loss on Sale of Investments, net	58,095	1,223
Changes in Assets and Liabilities:
(Increase) Decrease in Accounts Receivable	(1,424,485)	388,653
(Increase) in Inventory	(3,495,096)	(181,858)
(Increase) in Other Assets	(1,014,009)	(317,194)
(Decrease) in Accounts Payable	(71,121)	(3,514,762)
(Decrease) in Other Liabilities	(1,259,560)	(2,506,918)
Deferred License Revenue	(1,479,681)	—
Changes in Assets and Liabilities	(8,743,952)	(6,132,079)
Cash Used In Operating Activities	(13,539,644)	(13,297,769)

Cash Flows From Investing Activities:
Purchase of Investments Available for Sale	(21,800,000)	(2,000,000)
Sale of Investments Available for Sale	1,468,656	4,976,000
Purchase of Equipment	(336,856)	(613,311)
Proceeds from Sale of Assets	4,800	—
Cash Provided By (Used In) Investing Activities	(20,663,400)	2,362,689

Cash Flows From Financing Activities:
Payments on Notes Payable and Capital Lease Obligations	—	(564,410)
Proceeds from the Issuance of Common Shares and Purchase Warrants	1,575,333	2,634,876
Cash Provided By Financing Activities	1,575,333	2,070,466

Increase (Decrease) In Cash	(32,627,711)	(8,864,614)
Cash At Beginning Of Period	65,800,451	11,881,451
Cash At End Of Period	$33,172,740	$3,016,837

Supplemental Cash Flow disclosure

	2015	2014

Interest Paid	$—	$1,906,022

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

We are regulated by the Federal Food and Drug Administration (“FDA”) under the Federal Drug and Cosmetics Act, as well as by other federal, state and local agencies.  We obtained FDA approval of TrifericTM , our branded dialysis iron maintenance therapy drug, in January 2015 and sales began in September 2015.  We have also received 510(k) approval from the FDA to market hemodialysis solutions and powders, to sell our Dri-Sate Dry Acid Concentrate product line and our Dri-Sate Mixer.

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

In the opinion of our management, all adjustments have been included that are necessary to make the financial statements not misleading. All of these adjustments that are material are of a normal and recurring nature. Our operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015. You should read our unaudited interim financial statements together with the financial statements and related footnotes for the year ended December 31, 2014 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 includes a description of our significant accounting policies.

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

The initial payment of $20 million received pursuant to our long-term Distribution Agreement (the “Distribution Agreement”) with Baxter Healthcare Corporation (“Baxter”) in October 2014 has been accounted for as deferred license revenue.  Deferred license revenue is being recognized based on the proportion of product shipments to Baxter in each period to total expected sales volume for the term of the agreement.

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

Investments Available for Sale

Investments Available for Sale are investments in short term duration bond funds, and are stated at fair value based upon observed market prices (Level 1 in the fair value hierarchy).  These funds generally hold high credit quality short term debt instruments.  These instruments are subject to changes in fair market value due primarily to changes in interest rates.  The fair value of these investments was $39,818,118 as of September 30, 2015.  Unrealized holding gains or losses on these securities are included in accumulated other comprehensive income (loss).  Realized gains and losses, including declines in value judged to be other-than-temporary on available-for-sale securities are included as a component of other income or expense.  Realized losses from repositioning our portfolio aggregated $58,095 for the nine months ended September 30, 2015.  Gross unrealized gains were $18,493 and gross unrealized losses were $598,603 as of September 30, 2015.

The Company has evaluated the near term interest rate environment and the expected holding period of the investments along with the duration of the fund portfolios in assessing the severity and duration of the potential impairment. Based on that evaluation the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2015.

Research and Product Development

We recognize research and product development expenses as incurred.  We incurred product development and research costs related to the commercial development, patent approval and regulatory approval of new products, including our FDA approved iron maintenance therapy drug, Triferic™, aggregating approximately $1.2 million and $1.3 million for the three months ended September 30, 2015 and 2014, respectively.  Research and product development costs were $2.9 million and $6.1 million for the nine months ended September 30, 2015 and 2014, respectively.

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

The Company’s Long Term Incentive Plan permits grantees to tender shares to the Company in satisfaction of liabilities related to the exercise of equity awards, including the exercise price of options and tax liabilities related to equity awards.  During the first nine months of 2015, 290,128 shares were tendered to the Company in satisfaction of $2,912,859 of such liabilities.

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

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Basic Weighted Average Shares Outstanding	50,222,787	40,405,693	49,988,684	40,063,399
Effect of Dilutive Securities	—	—	—	—
Diluted Weighted Average Shares Outstanding	50,222,787	40,405,693	49,988,684	40,063,399

3.  Inventory

Components of inventory as of September 30, 2015 and December 31, 2014 are as follows:

	September 30,	December 31,
	2015	2014
Raw Materials	$5,117,485	$2,197,143
Work in Process	187,392	197,106
Finished Goods	2,110,404	1,525,936
Total	$7,415,281	$3,920,185

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this report. References in this report to the “Company,” “we,” “our” and “us” are references to Rockwell Medical, Inc. and its subsidiary.

Forward-Looking Statements

We make forward-looking statements in this report and may make such statements in future filings with the Securities and Exchange Commission, or SEC.  We may also make forward-looking statements in our press releases or other public or shareholder communications.  Our forward-looking statements are subject to risks and uncertainties and include information about our expectations and possible or assumed future results of our operations.  When we use words such as “may,” “might,” “will,” “should,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” “predict,” “forecast,” “projected,” “intend,” or similar expressions, or make statements regarding our intent, belief, or current expectations, we are making forward-looking statements.  Our forward looking statements also include, without limitation, statements about our competitors, statements regarding TrifericTM (also known as Ferric Pyrophosphate Citrate or SFP) and Calcitriol and statements regarding our anticipated future financial condition, operating results, cash flows and business plans.

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

Our strategy is to develop high potential drugs while expanding our dialysis products business.  In January 2015, we received FDA approval to market Triferic™ our lead branded drug.  Based on our clinical trial results, we believe Triferic™ has the potential to capture significant market share due to its unique attributes and clinical benefits, including savings on nursing administration time, potential to reduce expensive ESA treatments and excellent safety profile.  We began selling Triferic™ near the end of the third quarter of 2015.

In the fourth quarter of 2014, we strengthened our balance sheet to position the Company for future growth and development.  We raised net proceeds of approximately $55 million in a public offering of our common shares and sold $15 million of common shares to Baxter in a private offering. We also received $20 million in cash in connection with the signing of the Distribution Agreement with Baxter related to our concentrate products.  We fully paid off our high interest rate long term debt in the fourth quarter of 2014 and we have no debt on our balance sheet at September 30, 2015.  Overall, we had cash and investments of $73.0 million as of September 30, 2015 and $85.7 million as of December 31, 2014.

In addition to Triferic™, we plan to begin marketing Calcitriol, which is a vitamin-D analogue used to treat secondary hyperparathyroidism.  We expect to achieve profitability following the launch of our drug products and to generate positive cash flow from our business operations as a result.

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

Results of Operations for the Three and Nine Months Ended September 30, 2015 and September 30, 2014

Sales

Our sales in the third quarter of 2015 were $14.4 million, $0.6 million or 4.6% higher than the third quarter of 2014.  Domestic concentrate sales increased $0.5 million or 4.2% compared to the third quarter of 2014 primarily due to higher concentrate unit volume sales aggregating $0.4 million coupled with recognition of $0.5 million in deferred license revenue partially offset by the lower wholesale prices paid by Baxter as a distributor.

Our sales for the first nine months of 2015 were $41.2 million, an increase $1.5 million or 3.7% over the first nine months of 2014.  Concentrate sales increased 3.3% with international concentrate sales up 2.4% and domestic concentrate sales up 3.5% or $1.2 million compared to the first nine months of 2014.  The domestic concentrate sales increase was primarily due to the amortization of $1.5 million of deferred license income related to the Distribution Agreement, partially offset by the lower wholesale prices paid by Baxter as a distributor and the cessation of contract manufacturing for a non-hemodialysis customer in the second quarter of 2015.

Gross Profit

Gross profit in the third quarter of 2015 was $2.5 million, an increase of $0.2 million or 10.3% over the third quarter of 2014.  Gross profit margins increased to 17.4% from 16.5% in the third quarter of 2014.  Gross profit was favorably impacted by the recognition of deferred license revenue under the Distribution Agreement of $0.5 million in the third quarter of 2015.

Gross profit for the first nine months of 2015 was $6.9 million compared to $6.0 million in the first nine months of 2014.  Gross profit was favorably impacted by the recognition of deferred license revenue under the Distribution Agreement of $1.5 million.  Gross profit margin was 16.7% for the first nine months of 2015 compared to 15.0% for the first nine months of 2014.

Selling, General and Administrative Expense

Selling, general and administrative expenses during the third quarter of 2015 were $3.8 million compared to $4.1 million in the third quarter of 2014.  The decrease of $0.3 million was primarily a result of a $0.8 million decrease in non-cash equity compensation to $1.1 million in the third quarter of 2015 from the third quarter of 2014.  The decrease was partially offset by increased costs of approximately $0.5 million for personnel, marketing and other operating costs in support of the commercial launch of Triferic™.

Selling, general and administrative expenses for the first nine months of 2015 were $13.0 million compared to $12.4 million for the first nine months of 2014.  The increase was directly related to the Triferic™ product launch including increased spending on marketing, advertising, personnel and regulatory compliance.

Research and Product Development Costs

We incurred research and product development costs related to the commercial development, patent approval and regulatory approval of TrifericTM which was approved by the FDA in the first quarter of 2015.  Research and product development costs declined to $1.2 million in the third quarter of 2015 from $1.3 million in the third quarter of 2014.  Research and product development costs in the first nine months of 2015 declined to $2.9 million from $6.1 million in the first nine months of 2014 following FDA approval to market Triferic™ in January 2015.  Future research and product development spending over the next year is expected to be related to other Triferic™ post approval studies and for developing other TrifericTM indications.

Interest and Investment Income, Net

Our net interest and investment income was $0.2 million and $0.4 million in the third quarter and first nine months of 2015, respectively, compared to a net interest expense of $0.8 million and $2.4 million in the comparable periods of 2014.  The changes were a result of paying off our long term debt in the fourth quarter of 2014 and temporarily investing the remaining net proceeds from our capital raising activities in the fourth quarter of 2014 in short term investments.

Liquidity and Capital Resources

We have adequate capital resources and substantial liquidity to pursue our business strategy.  Our strategy is centered on developing and licensing high potential drug candidates including TrifericTM.  We began selling Triferic™ late in the third quarter of 2015.  We expect our business to become profitable and to generate positive cash flow in the year ahead as we achieve market penetration with our drug products.

As of September 30, 2015, we had $87.9 million in current assets and net working capital of $79.4 million.  We had $73.0 million in cash and investments including $33.2 million in cash as of September 30, 2015.  We had no debt outstanding as of September 30, 2015.

In the first nine months of 2015, we incurred $2.9 million in research and product development costs and we increased our inventory by $3.5 million in connection with the launch of our drug products.  Other cash used in operations included approximately $2.9 million for the satisfaction of tax obligations related to restricted stock tendered to the Company by restricted stock grantees. We intend to source our drug products from contract manufacturing organizations.  Capital expenditures on our current facilities are not expected to materially exceed depreciation expense.

Future research and product development spending on the TrifericTM platform is expected to include clinical testing in connection with pediatric indications, peritoneal dialysis and certain other indications and is expected to be minor in relation to the Company’s cash resources.  Our near term cash requirements are anticipated to be primarily for working capital in support of drug sales including inventory and accounts receivable until the trade cycle related to our drug business begins to generate positive cash flows.

The Company is in discussions with multiple potential business development partners to out-license rights to our products outside the United States.  We are considering other business development arrangements including joint ventures, partnerships and other transactions related to our products or other future products that we may develop or license.

Our contractual obligations are described in our Form 10-K for the year ended December 31, 2014.  There have been no material changes to that information since December 31, 2014 except as described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have temporarily invested $39.8 million in available for sale securities that are invested in short term bond funds which typically yield higher returns than the interest realized in money market funds.  While these funds hold bonds of short duration, their market value is affected by changes in interest rates.  Increases in interest rates will reduce the market value of bonds held in these funds and we may incur unrealized losses from the reduction in market value of the fund.  If we liquidate our position in these funds, those unrealized losses may result in realized losses which may exceed the interest and dividends earned from those funds. However, due to the short duration of these short term bond fund portfolios, we do not believe that a hypothetical 100 basis point increase or decrease in interest rates will have a material impact on the value of our investment portfolio.

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

ROCKWELL MEDICAL, INC.
(Registrant)

Date: November 9, 2015	/s/ ROBERT L. CHIOINI
Robert L. Chioini
President and Chief Executive
Officer (principal
executive officer) (duly authorized officer)

Date: November 9, 2015	/s/ THOMAS E. KLEMA
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