Form 10-K
period 2015-12-31
ROCKWELL MEDICAL, INC.
filed 2016-02-29
CIK 1041024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2015 (computed by reference to the closing sales price of the registrant's Common Stock as reported on the NASDAQ Global Market on such date) was $761,641,000. For purposes of this computation, shares of common stock held by our executive officers, directors and common shareholders with 10% or more of the outstanding shares of Common Stock were excluded. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates.

          Number of shares outstanding of the registrant's Common Stock, no par value, as of February 19, 2016: 51,526,877 shares.

Documents Incorporated by Reference

          Portions of the Registrant's definitive Proxy Statement pertaining to the 2016 Annual Meeting of Shareholders (the "Proxy Statement") to be filed pursuant to Regulation 14A are herein incorporated by reference in Part III of this Annual Report on Form 10-K.

        References to "Rockwell", the "Company," "we," "us" and "our" are to Rockwell Medical, Inc. and its subsidiary unless otherwise specified or the context otherwise requires.

Forward Looking Statements

        We make forward-looking statements in this report and may make such statements in future filings with the Securities and Exchange Commission, or SEC. We may also make forward-looking statements in our press releases or other public or shareholder communications. Our forward-looking statements are subject to risks and uncertainties and include information about our expectations and possible or assumed future results of our operations. When we use words such as "may," might," "will," "should," "believe," "expect," "anticipate," "estimate," "continue", "predict", "forecast", "projected," "intend" or similar expressions, or make statements regarding our intent, belief, or current expectations, we are making forward-looking statements. Our forward looking statements also include, without limitation, statements about our competitors, statements regarding the commercialization of our new products, statements regarding our new products such as Triferic® and Calcitriol, and statements regarding our anticipated future financial condition, operating results, cash flows and business and financing plans.

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

 PART I

Item 1.    Business.

General

        Rockwell Medical, Inc., incorporated in the state of Michigan in 1996, is a fully-integrated biopharmaceutical company targeting end-stage renal disease (ESRD) and chronic kidney disease (CKD) with innovative products and services for the treatment of iron deficiency, secondary hyperparathyroidism and hemodialysis (HD) (also referred to as "dialysis").

        Rockwell's lead branded drug, Triferic® was approved by U.S. Food and Drug Administration ("FDA") in late January 2015. Triferic® has the distinction of being the first drug in its class to be indicated for iron maintenance compared to other intravenous iron drugs that are indicated for iron repletion. Triferic® is a unique iron compound that is delivered to hemodialysis patients via dialysate, replacing the ongoing iron loss that occurs during their dialysis treatment. Triferic® enters the blood and immediately binds to transferrin and is transported to the erythroid precursor cells to be incorporated into hemoglobin.

        Throughout its clinical program, Triferic® demonstrated a favorable safety profile similar to placebo patients. In addition, the Company completed a clinical study, the Prime study, which demonstrated that Triferic® could significantly reduce the need for erythropoiesis stimulating agents ("ESA"). ESA drugs are the most expensive drugs used in dialysis. Triferic®'s pharmacoeconomic benefits also include reduced nursing drug administration time, reduced supply costs for drug administration and disposal, reduced infections and reduced blood transfusions compared to utilization of IV iron compounds. We believe these benefits make Triferic® a superior alternative to intravenous iron injections.

        We are commercializing Triferic® in the US market which is currently the largest single country market for dialysis products. Following approval of Triferic® by the FDA, the Company migrated to commercial production scale of Triferic®'s active pharmaceutical ingredient (API) under its proprietary and patented formulation. Triferic® was made available for marketing in late September 2015. The Company launched Triferic® with a single presentation. Additional presentations for the US and other markets outside the United States are planned to be launched in 2016.

        Rockwell has in-licensed the exclusive right to commercialize Triferic® and we hold certain other patents related to Triferic®. We are in the process of seeking foreign regulatory approval for Triferic® in markets outside the United States and to license the technology to partner companies who will gain regulatory approval and commercialize Triferic®. In February 2016, we entered into an agreement with Wanbang Biopharmaceutical Co., Ltd. ("Wanbang"), to commercialize Triferic® and Calcitriol to ESRD patients in China (the "Wanbang Agreement"). We are in discussions and negotiations regarding licensing arrangements in significant renal markets outside of the United States.

        Rockwell's FDA approved generic drug, Calcitriol, is for treating secondary hyperparathyroidism in dialysis patients. Calcitriol (active vitamin D) injection is indicated in the management of hypocalcemia in patients undergoing chronic renal dialysis. It has been shown to significantly reduce elevated parathyroid hormone (PTH) levels. Reduction of PTH has been shown to result in an improvement in renal osteodystrophy. We intend to market Calcitriol to hemodialysis providers in the United States dialysis market.

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

Our Business Strategy

        We intend to become a leading biopharmaceutical company, leveraging our Triferic® technology into other medical indications, using our operating business infrastructure to penetrate and sell approved drugs commercially into the renal market and discovering and acquiring or licensing other potential high-value drugs. The following are the key elements of our business strategy:

Commercially Market Triferic® as an Iron Maintenance Therapy for Hemodialysis Patients in the U.S.

        We officially made Triferic® available to market in the United States in late September 2015. Triferic® is a unique iron compound that is delivered to hemodialysis patients via dialysate, replacing the ongoing iron loss that occurs during their dialysis treatment. In completed clinical trials, Triferic®has demonstrated that it can effectively deliver sufficient iron to the bone marrow and maintain hemoglobin, without increasing iron stores (ferritin). Initial marketing efforts are focused on dialysis service providers in the U.S. dialysis market.

Commercially Launch Calcitriol to Treat Secondary Hyperparathyroidism in Dialysis Patients in the U.S.

        Calcitriol (active vitamin D) injection is indicated in the management of hypocalcemia in patients undergoing chronic renal dialysis. It has been shown to significantly reduce elevated parathyroid hormone levels. Based on industry estimates, we believe the U.S. market for vitamin D therapy for ESRD patients is greater than $200 million per year. We expect to commence marketing Calcitriol to dialysis providers as soon as we have sufficient inventory produced by our contract manufacturer. We estimate that there are currently over 60,000,000 vitamin D injections per year in the ESRD market in the United States

License our Triferic® Technology to Marketing Partners to Leverage Our Renal Indications and Others Globally for Commercialization.

        We continue to seek commercial collaborations, such as our recently completed licensing agreement in China, to license and develop our products and to realize financial benefits on a global scale. We intend to leverage the development, regulatory and marketing presence and expertise of potential business partners to accelerate the development of our products throughout the world. We may initiate regulatory approval in select markets.

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

The Hemodialysis Market

        The great majority of hemodialysis patients receive dialysis treatment three times per week, or approximately 156 times per year. Most patients have their dialysis treatment performed at a free-standing clinic for permanent loss of kidney function; these are called "chronic" patients. Some have their treatment performed at hospitals for temporary loss of kidney function; these are called "acute" patients. A small percent of patients receive their treatment at home; these are called "home" patients. In each setting, a dialysis machine dilutes concentrated solution, such as Rockwell's concentrate products, with purified water. The resulting solution is called dialysate. Dialysate is pumped through an artificial kidney (or dialyzer) while the patient's blood is pumped through a semi-permeable membrane inside the dialyzer, in the opposite direction the dialysate is flowing. The dialysate infuses calcium and bicarbonate into the patient's blood while removing water and waste. Dialysate generally contains dextrose, sodium chloride, calcium, potassium, magnesium, sodium bicarbonate and either citric acid or acetic acid. The patient's physician chooses the proper concentrations required for each patient based on each particular patient's needs.

        In addition to using reusable concentrate products, a dialysis provider also uses other products such as blood tubing, fistula needles, dialyzers, drugs, specialized component kits, dressings, cleaning agents, filtration salts and other supplies, many of which we sell.

Dialysis Industry Trends

        Hemodialysis is the primary treatment modality employed in the United States with over 90% of all dialysis patients receiving hemodialysis. The Company does not compete in the peritoneal or home dialysis segments. Hemodialysis treatments are generally performed in free standing clinics or hospitals with the majority of dialysis services performed by national and regional for profit dialysis chains. Based on data published by the U.S. Renal Data Systems ("USRDS") we estimate that there are approximately 6,500 Medicare-certified treatment clinics in the United States. The two largest national for-profit dialysis chains service approximately 70% of the domestic hemodialysis market. According to the most recent statistics published by USRDS, there were approximately 443,000 dialysis patients in the United States as of the end of 2013.

        Based on the most recent global market study published by a major dialysis products manufacturer, the global ESRD population was over 3.2 million patients at the end of 2013 with the overall global ESRD patient population growing approximately 6% annually. This same global market study also noted that the global HD population was approximately 2.3 million patients and growing at approximately 6-7% annually. We have observed that the ESRD patient population in the United States has grown steadily over the past several decades and coupled with data provided in that report we expect the dialysis population to grow approximately 4% annually over the next several years. The Asia-Pacific market is projected to experience rapid growth in both the incidence of kidney disease and the total ESRD population over the decade ahead.

Drug Products

Triferic® (Ferric Pyrophosphate Citrate)

        Iron deficiency is pervasive in the CKD-HD patient population. Triferic®is the first product approved by the FDA for iron replacement and maintenance of hemoglobin in hemodialysis patients.

We believe Triferic®will become the standard of care in iron maintenance therapy for dialysis patients and address an important need in the maintenance of hemoglobin in ESRD patients.

        Triferic®is a unique iron compound that is delivered to hemodialysis patients via dialysate, replacing the ongoing iron loss that occurs during their dialysis treatment. Triferic® is introduced into bicarbonate concentrate, on-site at the dialysis clinic, and subsequently mixed into dialysate. Once in dialysate, Triferic®crosses the dialyzer membrane and enters the blood where it immediately binds to transferrin and is transported to the erythroid precursor cells to be incorporated into hemoglobin. In completed clinical trials, Triferic® has demonstrated that it can effectively deliver sufficient iron to the bone marrow and maintain hemoglobin, without increasing iron stores (ferritin).

        To currently address iron deficiency, patients receive intravenous ("IV") iron and ESA. ESA is an artificial hormone that acts in the bone marrow, together with iron, to increase the production of red blood cells, which carry oxygen throughout the body to nourish tissues and sustain life. Hemoglobin, an important constituent of red blood cells, is composed largely of iron and protein.

        Current clinical practice for iron therapy for CKD-HD patients is provided mainly with IV iron compounds, which are approved for iron repletion, not maintenance. IV iron is encased by a carbohydrate shell to prevent free-iron from circulating in the bloodstream. Due to the carbohydrate shell, IV iron is taken up by the reticuloendothelial system and deposited primarily in the liver, rather than directly into blood plasma where it would be carried to the bone marrow. An increase in inflammation during dosing, coupled with chronic inflammation found in ESRD patients, causes a peptide called hepcidin to mobilize and block the majority of IV iron from leaving the liver, increasing iron stores. This functional iron deficiency can reduce the effectiveness of ESA treatments. The carbohydrate moiety in IV iron compounds is also believed to be responsible for the anaphylactic reactions that may occur with IV iron compounds.

        Triferic® is distinctly different from IV iron compounds. Triferic® is an iron salt and contains no carbohydrate. Triferic® enters the bloodstream through dialysate and immediately binds to transferrin (the body's natural binding site for iron) and is carried directly to the bone marrow for the formation of new red blood cells. Triferic®'s efficient binding action is similar to how a healthy human body processes dietary iron when received via food. Triferic® effectively delivers iron and maintains hemoglobin without increasing iron stores. Triferic® has demonstrated an excellent safety profile in its Phase 3 clinical program and has not been attributed to any anaphylaxis in over 100,000 administrations.

        The PRIME study demonstrated that this more direct method of iron delivery is able to significantly reduce ESA treatment. In this study, Triferic® patients used 35% less ESA than placebo patients and ESA hyporesponsive patients used 74% less ESA (see PRIME study design and results below).

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

        Triferic®, in place of IV iron, has shown it can effectively deliver iron and maintain hemoglobin without increasing iron stores, and the PRIME study has shown Triferic® can lower ESA use. Triferic® additionally lowers IV iron drug administration cost to dialysis providers. Along with the elimination of the needle and syringe normally used for IV iron administration, a nurse will not have to administer individual injections of IV iron, thereby reducing the amount of time required for IV iron administration, permitting nursing time to be redeployed to other patient care activities.

        During 2013, Rockwell successfully completed its two pivotal Phase 3 efficacy trials, called CRUISE-1 and CRUISE-2, for Triferic®. The CRUISE studies were identical single-blind, placebo controlled, parallel group, multi-center studies comparing Triferic® delivered via hemodialysate concentrate to placebo with standard hemodialysate concentrate with 600 subjects split evenly between the two studies and treatment arms. Both of the CRUISE studies successfully met their primary endpoint, demonstrating a statistically significant mean change in hemoglobin from baseline to End-of-Treatment. Triferic® also met key secondary endpoints including maintenance of hemoglobin, maintenance of reticulocyte hemoglobin and increase in serum iron pre-to-post treatment without an increase in ferritin.

        A third Phase 3 trial, called the PRIME study demonstrated that Triferic® significantly reduces the need for ESA during dialysis. The PRIME study was a nine-month, prospective, randomized, placebo-controlled, double-blinded, multi-center study in the United States that randomized patients equally to dialysate containing Triferic® -iron versus conventional dialysate. A total of 103 patients received blinded study drug (52 Triferic®[ib]- 51 Placebo). Both groups were able to have ESA doses titrated to keep hemoglobin levels within the target range, and both groups could receive IV iron if they developed absolute iron deficiency. Both groups successfully kept their hemoglobin concentrations within the target range, but the Triferic® patients used 35% less ESA to do so than placebo patients. ESA hyporesponsive patients—those on more than 13,000 units of epoetin per week—needed 74% less ESA in the Triferic® group compared to the placebo group. Hypo-responsive patients are generally estimated to represent approximately 20% of the dialysis population. Amgen, Inc. which sells the vast majority of ESA drugs in the dialysis market, reported $2.7 billion in revenue form Amgen's ESA drugs in 2015. We estimate that sales of ESA drugs to the U.S. dialysis market are approximately $2.5 billion.

        In January 2014, we completed our long term safety study for Triferic® which was a prospective, randomized, double-blinded, placebo-controlled, crossover, multicenter, multinational, Phase 3 study with an enrollment of 718 CKD-HD patients in the United States and Canada. This large-scale long term safety study, coupled with the successful Phase 3 CRUISE studies, dosed over 100,000 Triferic® administrations and demonstrated a safety profile similar to placebo patients.

        We increased our production of Triferic®'s active pharmaceutical ingredient through contract manufacturers following FDA approval in January 2015. The Company believes it has adequate production capacity and redundancy in its supply chain to meet current and prospective demand. Triferic® became available for commercial sale in late September 2015. The Company is preparing additional product presentations of Triferic® for both the US and certain international markets to meet customer requirements.

        Our plan is to out-license Triferic® in key international markets. In February 2016, we entered into the Wanbang Agreement for the rights for commercial development of Triferic® in China including future Triferic® indications. We are actively pursuing and negotiating licensing arrangements for Triferic® in several other markets and regions.

        Triferic® is a unique product that blends seamlessly with current clinical operations and offers substantial improvements to anemia management. Triferic® provides improved clinical productivity and important clinical benefits for patients. Our initial marketing efforts have had a primary focus on education and awareness of these benefits. We are working to educate multiple parties and stakeholders, including patients, nurses, patient care technicians, nephrologists, purchasing management, clinical operations management and senior medical officers of dialysis chains, on the benefits of Triferic®, including its unique mode of action, Triferic® and ESA drug dosing protocol modifications, Triferic® usage at the clinic level and the physiological benefits to patients in utilizing the only FDA approved drug for iron replacement and maintenance of hemoglobin. Our outreach efforts have included a broad range of marketing communications including trade shows, advertising, direct sales, multi-media access and direct presentations by iron therapy experts.

Calcitriol (Active Vitamin D) Injection

        Calcitriol is a generic active vitamin D and is indicated for the treatment of secondary hyperparathyroidism in dialysis patients. The majority of ESRD patients receive vitamin D on a routine basis using one of two branded drugs. Clinical data shows Calcitriol to be clinically equivalent in safety and efficacy to the two branded drugs. We believe the lower cost of Calcitriol will entice dialysis providers to purchase it over current vitamin D options. We plan to commercialize Calcitriol once we have an adequate supply of inventory from our contract manufacturer.

Dialysis Concentrate Products

        We manufacture, sell, deliver and distribute hemodialysis concentrates, along with a full line of ancillary products abroad. We use Baxter as our exclusive marketer and distributor in the U.S. and in select foreign markets. Dialysate concentrates accounted for over 92% of our 2015 revenue with ancillary products accounting for most of the remainder. All of our products are manufactured according to Association for the Advancement of Medical Instrumentation and current good manufacturing practices ("cGMP") guidelines. Our concentrate products are diluted with clean water on-site at the clinic in the dialysis machine, creating dialysate, which works to clean the patient's blood.

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

Distribution and Delivery Operations

        Rockwell's U.S. drug products are sold to and delivered by two of the major U.S. drug wholesalers.

        The majority of our domestic dialysis concentrate products are delivered through our subsidiary, Rockwell Transportation, Inc., which operates a fleet of trucks used to deliver products to our customers. Rockwell distribution and delivery will continue to operate under the Distribution Agreement on behalf of Baxter for domestic business. We perform delivery services that are generally not available from common carriers or our competitors, such as stock rotation, non-loading-dock delivery and drum pump-off service. As a result, we believe we offer a higher level of service than other providers.

Sales and Marketing

        The eight largest dialysis providers treat approximately 370,000 hemodialysis patients in their centers according to an article published by Nephrology News in 2015, which we believe constitutes over 85% of the hemodialysis patient population in the United States. Due to the concentrated nature of our customers, we will market our drug products using few salespeople. Our Chief Executive Officer leads and directs our sales effort, and handles much of the sales effort with our major accounts.

        We market and advertise through trade publications, journals, product literature, the internet and industry trade conferences. We target our drug sales and marketing efforts to senior and operating management of dialysis companies, dialysis service providers, nephrologists, clinic administrators, nurses, medical directors and purchasing personnel.

        Our dialysis concentrate products are sold to U.S. customers through Baxter in accordance with the Distribution Agreement. Our dialysis concentrate products are sold to international customers through independent sales agents, distributors and direct.

Competition

Dialysis Concentrate Solutions and Dialysis Products Market Competition

        In the United States, the principal competitor for our concentrate products is Fresenius Medical Care NA, a vertically integrated manufacturer and marketer of dialysis devices, drugs and supplies and dialysis clinic operator, which has substantially greater financial, technical, manufacturing, marketing, research and development and management resources than the Company. Fresenius operates approximately 2,300 clinics and treats approximately 37% of the dialysis patients in the U.S. Fresenius also manufactures and sells a full range of renal products, including dialysis machines, dialyzers (artificial kidneys), concentrates and other supplies used in hemodialysis. In addition to its captive customer base, Fresenius also services clinics owned by others with its products where it commands a market leading position in its key product lines. Fresenius manufactures its concentrate in its own regional manufacturing facilities. Other than Rockwell, there are no other major dialysis concentrate suppliers in the United States.

Iron Delivery Market Competition

        We believe Triferic® has potential to capture market share from the current IV iron drugs due to its unique mode of action, clinical benefits, ability to lower treatment cost for providers, ease of administration and excellent safety profile. Presently, the IV iron drug Venofer® has the majority of the market for delivering iron to CKD-HD patients in the United States. Venofer® is owned by Switzerland-based Galenica. Galenica also markets Ferinject® which is primarily used to treat anemia in a non-dialysis setting. Fresenius has a sublicense agreement that allows them to distribute Venofer® to the dialysis market in the United States and Canada. Other IV iron competitors include Sanofi with Ferrlecit®, Watson with a generic IV iron called Nulecit® and AMAG Pharmaceuticals, Inc. with Feraheme®.

        The markets for drug products are highly competitive. Competition in drug delivery systems is generally based on marketing strength, product performance characteristics (i.e., reliability, safety, patient convenience) and product price. Acceptance by dialysis providers and nephrologists is also critical to the success of a product. The first product on the market in a particular therapeutic area typically is able to obtain and maintain a significant market share. In a highly competitive marketplace and with evolving technology, additional product introductions or developments by others could render our products or technologies noncompetitive or obsolete. In addition, pharmaceutical and medical device companies are largely dependent upon health care providers being reimbursed by private insurers and government payors. Drugs approved by the FDA might not receive reimbursement from private insurers or government payors. Even if the government reimburses for drugs, the amount of reimbursement may not provide incentive to convert to a new or different drug.

        Prior to 2011, the Centers for Medicare & Medicaid Services ("CMS") had paid ESRD providers for dialysis treatments under the Medicare program in two parts: the composite rate and separately reimbursed drugs and services. On January 1, 2011, CMS began implementation of a four-year transition to an ESRD prospective payment system ("PPS") reimbursement. Currently, CMS reimburses ESRD providers through a fully bundled reimbursement rate, which we believe will benefit our marketing efforts for Triferic®. The bundled rate is a single payment per HD treatment, thereby eliminating reimbursement for individual drugs and services to providers. The bundled payment is subject to a case-mix adjustment based on a number of factors. CMS issued final regulations on October 30, 2015 to update payment policies and rates for CY 2016 and make changes to the ESRD

Quality Incentive Program ("QIP") for providers. CMS reduced the ESRD PPS base rate paid to ESRD providers for CY 2016. Prior to the implementation of the PPS system, dialysis drugs were a source of revenue to providers while following implementation of PPS dialysis drugs are considered an operating cost by dialysis providers. We believe Triferic®, due to its potential for improved therapeutic response and lower cost of administration, may be an attractive alternative to IV iron under this reimbursement landscape.

Vitamin D Therapy Market Competition

        We intend to market Calcitriol injection against two competitors with branded vitamin D products, as well as other generic drug competitors. Abbott Laboratories markets Zemplar® and Sanofi-Aventis, through its Genzyme subsidiary, markets Hectorol®. Other companies offer oral forms of vitamin D. We believe the dialysis reimbursement law that went into effect in January 2011, along with Calcitriol being the lowest dose vitamin D injection available and our relationships with many dialysis providers may give us an advantage to sell Calcitriol against competitors in the market.

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

Drug Manufacturing

        We will utilize contract manufacturing organizations ("CMOs") to manufacture and package our drug products for sale. These contract manufacturers are FDA registered drug manufacturing establishments. We follow defined procedures to qualify manufacturers of our products and to review and approve all manufactured products to ensure compliance with FDA cGMP regulations.

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

        We plan to develop and commercialize selected drug candidates, such as Triferic® and other Triferic® indications. The development and regulatory approval process for drugs includes preclinical testing and human clinical trials and is lengthy and uncertain. Before marketing in the United States, any pharmaceutical or therapeutic product must undergo rigorous preclinical testing and clinical trials and an extensive regulatory approval process implemented by the FDA under the FD&C Act.

        Moreover, the FDA imposes substantial requirements on new product research and the clinical development, manufacture and marketing of pharmaceutical products, including testing and clinical trials to establish the safety and effectiveness of these products.

Medical Device Approval and Regulation

        A medical device may be marketed in the United States only with prior authorization from the FDA unless it is subject to a specific exemption. Devices classified as Class I devices (general controls) or Class II devices (general and special controls) are eligible to seek "510(k) clearance" from the FDA. Such clearance generally is granted when submitted information establishes that a proposed device is "substantially equivalent" in terms of safety and effectiveness to a legally marketed device that is not subject to premarket approval. A legally marketed device is a "pre-amendment" device that was legally marketed prior to May 28, 1976 (for which a PMA is not required), a device that has been reclassified from Class III to Class I or II, or a device which has been found substantially equivalent through the 510(k) process. The FDA in recent years has been requiring a more rigorous demonstration of substantial equivalence than in the past, including requiring clinical trial data in some cases. For any devices that are cleared through the 510(k) process, modifications or enhancements that could significantly affect safety or effectiveness, or constitute a new or major change in the intended use of the device, will require new 510(k) submissions. We have been advised that it usually takes from three to six months from the date of submission to obtain 510(k) clearance, and may take substantially longer. Our hemodialysis concentrates, liquid bicarbonate and other ancillary products are categorized as Class II devices.

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

        Any devices manufactured or distributed by us pursuant to FDA clearances or approvals are subject to pervasive and continuing regulation by the FDA and certain state agencies. As a manufacturer of medical devices for marketing in the United States we are required to adhere to regulations setting forth detailed cGMP requirements, which include testing, control and documentation requirements. We must also comply with medical device reporting regulations which require that we report to the FDA any incident in which our products may have caused or contributed to a death or serious injury, or in which our products malfunctioned and, if the malfunction were to recur, it would be likely to cause or contribute to a death or serious injury. Under such a scenario, our products may be subject to voluntary recall by us or required recall by the FDA. Labeling and promotional activities are subject to scrutiny by the FDA and, in certain circumstances, by the Federal Trade Commission. The FD&C Act prohibits the marketing of approved medical devices for unapproved uses.

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

Drug Approval and Regulation

        The marketing of pharmaceutical products in the United States, such as Triferic®, requires the approval of the FDA. We received FDA approval to market Triferic® in January 2015. The FDA has established regulations, guidelines and safety standards which apply to the pre-clinical evaluation, clinical testing, manufacturing and marketing of our new iron maintenance therapy product and other pharmaceutical products. The steps required before a pharmaceutical product can be produced and marketed for human use include: (i) pre-clinical studies; (ii) submission to the FDA of an Investigational New Drug Application ("IND"), which must become effective before human clinical trials may commence in the United States; (iii) adequate and well controlled human clinical trials; (iv) submission to the FDA of a New Drug Application ("NDA") or, in some cases, an Abbreviated New Drug Application ("ANDA"); and (v) review and approval of the NDA or ANDA by the FDA. An NDA generally is required for products with new active ingredients, new indications, new routes of administration, new dosage forms or new strengths. An NDA requires that complete clinical studies of a product's safety and efficacy be submitted to the FDA, the cost of which is substantial. The costs are often less, however, for new delivery systems which utilize already approved drugs than for drugs with new active ingredients.

        An ANDA is a marketing application filed as part of an abbreviated approval process that is available for generic drug products that have been scientifically determined to be "bioequivalent" to an FDA-approved drug. This requires that the generic drug product have the same amount of active ingredient(s) absorbed in the same amount of time, use indication, route of administration, dosage form and strength as an existing FDA-approved product. In addition the generic drug product must be manufactured in accordance with cGMP and meet requirements for batch identity, strength, purity and quality. Under applicable regulations, companies that seek to introduce an ANDA product must also certify that the product does not infringe on the approved product's patent or that such patent has expired. If the applicant certifies that its product does not infringe on the approved product's patent, the patent holder may institute legal action to determine the relative rights of the parties and the application of the patent, and the FDA may not finally approve the ANDA until a court finally determines that the applicable patent is invalid or would not be infringed by the applicant's product.

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

Other Government Regulations

        The federal and state governments in the United States, as well as many foreign governments, from time to time explore ways to reduce medical care costs through health care reform. Due to uncertainties regarding the ultimate features of reform initiatives and their enactment and implementation, we cannot predict what impact any reform proposal ultimately adopted may have on the pharmaceutical and medical device industry or on our business or operating results. The Patient

Protection and Affordable Care Act ("PPACA"), which was enacted in 2010, imposes excise taxes on manufacturers on the sale of medical devices and pharmaceutical products and requires medical device and pharmaceutical manufacturers annually to report certain financial and ownership relationships they have with physicians and teaching hospitals. Our activities are subject to various federal, state and local laws and regulations regarding occupational safety, laboratory practices, and environmental protection and may be subject to other present and possible future local, state, federal and foreign regulations.

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

Product License Agreements

        We are party to an in-license agreement for Triferic® that covers issued patents in the United States, the European Union and Japan, as well as other foreign jurisdictions. We licensed the product from a company owned by Dr. Ajay Gupta who subsequently joined us as our Chief Scientific Officer. The license agreement continues for the duration of the underlying patents in each country plus a period of ten years. Patents were issued in the United States in 2004 and extend through 2016 and may be extended thereafter under the Hatch-Waxman Act. Our request for an extension is currently under review and is anticipated to be approved. The European patent was issued in 2005 and extends through 2017. The Japanese patent was issued in 2007 and extends through 2017. We may apply for an extension of our patent exclusivity for up to five years in Europe and Japan. As noted below in "Trademarks and Patents," the Company has also received patent protection on the pharmaceutical grade formulation of the active pharmaceutical ingredient in Triferic® which extends patent protection until 2029.

        Our Triferic® license agreement requires us to obtain and pay the cost of obtaining FDA approval of the product and patent maintenance expenses in order to realize any benefit from commercialization of the product. In addition, we were obligated to make certain milestone payments during development of the product. As of December 31, 2015, there were no remaining milestones to be completed although we continue to be obligated to pay ongoing royalties.

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

Customers

        We operate in one market segment, the hemodialysis market, which involves the manufacture, sale and distribution of hemodialysis products to hemodialysis clinics including pharmaceutical, dialysis concentrates, dialysis kits and other ancillary products used in the dialysis process. In October 2014, we entered into a Distribution Agreement with Baxter and under this agreement Baxter received exclusive distribution rights for our concentrate products in the United States. During 2015, Rockwell domestic customer contracts for the supply of dialysis concentrate products that permitted assignment to Baxter without consent have been assigned to Baxter. As a result, for the year ended December 31, 2015, our direct sales to Baxter aggregated approximately 36% of sales and we had a receivable from Baxter of $2,088,000 as of December 31, 2015.

        For the years ended December 31, 2015, 2014 and 2013, one customer, DaVita Healthcare Partners, Inc., accounted for 48% of our sales in 2015 and 49% of our sales in 2014 and 2013. Our accounts receivable from this customer were $2,156,000 and $2,041,000 as of December 31, 2015 and 2014, respectively. DaVita and Baxter and the accounts administered by Baxter are important to our business, financial condition and results of operations. The loss of any significant accounts could have a material adverse effect on our business, financial condition and results of operations. No other customers accounted for more than 10% of our sales in any of the last three years.

        The majority of our international sales in each of the last three years were sales to domestic distributors that were resold to end users outside the United States. Our sales to foreign customers and distributors were less than 5% of our total sales in 2015, 2014 and 2013. Our total international sales, including sales to domestic distributors for resale outside the United States, aggregated 13%, 13% and 12%, of overall sales in 2015, 2014 and 2013, respectively.

Employees

        As of December 31, 2015, we had approximately 300 employees, substantially all of whom are full time employees. Our arrangements with our employees are not governed by any collective bargaining agreement. Our employees are employed on an "at-will" basis.

Research & Development

        Over the last several years we have invested heavily in the testing and development of Triferic®. We completed human clinical trials and other testing in 2013, and submitted our NDA for Triferic® to the FDA in 2014. We received FDA approval for Triferic® in January 2015.

        We engaged outside service providers, contract research organizations, consultants and legal counsel to assist us with clinical trials, product development and obtaining regulatory approval. We incurred product development and research costs related to the commercial development, patent approval and regulatory approval of new products, including Triferic®, aggregating approximately $4,961,000, $7,784,000 and $39,382,000, in 2015, 2014 and 2013, respectively.

        Future research and product development spending on the Triferic® platform may include clinical testing in connection with peritoneal dialysis, total parenteral nutrition, an orphan indication and a pediatric indication. Future spending on such indications is expected to be minor in relation to the Company's cash resources.

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

RISKS RELATED TO OUR DRUG BUSINESS

Although Triferic® has been approved by the FDA and was recently made available for commercial use, we may not be able to commercialize it successfully.

        The commercial success of Triferic® will depend on a number of factors, including the following:

  •
  IV iron currently dominates treatment for iron deficiency and Triferic® will have to compete against it and possibly other existing and future products;

  •
  It may be difficult to gain market acceptance from dialysis chains, anemia managers and nephrologists or such acceptance may be slower than expected. Market acceptance will depend on a number of factors, such as demonstration of Triferic®'s safety and efficacy, cost-effectiveness, advantages over existing products, and the reimbursement policies of government and third party payers, including Medicare;

  •
  Maintaining compliance with ongoing regulatory requirements applicable to Triferic® or which apply generally to the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping applicable to the product;

  •
  The effectiveness of our marketing, sales and distribution strategies and operations for development and commercialization, and our ability to execute our marketing strategy without significant additional expenditures;

  •
  Competitors may engage in anti-competitive practices and other tactics to retain their market share;

  •
  Our ability to avoid third party patent interference or patent infringement claims;

  •
  A continued acceptable safety profile of Triferic®; and

  •
  Discovery of previously unknown problems with Triferic® or with any third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements.

        An adverse development with respect to any of the foregoing may have a material adverse effect on our ability to manufacture and market Triferic®. These factors are largely beyond our control. Accordingly, we cannot assure you that we will be able to generate significant revenues through the sale of Triferic®. If we are not successful in commercializing Triferic®, or are significantly delayed in doing so, our entire investment in Triferic may be worthless, our licensing rights could be forfeited and the price of our common stock could substantially decline. Even if we were successful in commercializing Triferic®, due to the highly concentrated nature of the market, our continued success may depend on adoption of Triferic® by a few customers.

Triferic® is currently limited to use in adult patients receiving hemodialysis treatments and has not been approved for other indications. Regulatory approval for any approved product is limited by the FDA to those specific indications and conditions for which clinical safety and efficacy have been demonstrated, which may limit our ability to market our drug products.

        While physicians may choose to prescribe drugs for uses that are not described in the product's labeling and for uses that differ from those tested in clinical studies and approved by regulatory authorities, our ability to promote the products or encourage our customers to use the products is limited to those indications that are specifically approved by the FDA as safe and effective. Any new indication for an approved product also requires FDA approval. If we are not able to obtain FDA approval for any other indications for Triferic®, our ability to effectively market and sell Triferic® may be reduced and our business may be adversely affected. Moreover, if our promotional activities fail to comply with the FDA's regulations or guidelines, we may be subject to warnings from, or enforcement action by, the FDA that may include penalties, fines, injunctions, recall or seizure of products, suspension of production, denial of future regulatory approvals, withdrawal or suspension of existing regulatory approvals, operating restrictions, debarment, exclusion and criminal prosecution, any of which could materially harm our business.

If we do not obtain protection under the Hatch-Waxman Act to extend patent protection for Triferic®, our business may be harmed.

        The United States Drug Price Competition and Patent Term Restoration Act of 1984, more commonly known as the "Hatch-Waxman Act," provides that patent holders may apply for an extension of patent term for drugs for a period of up to five years to compensate for time spent in development and regulatory approval. We have applied for an extension, but there can be no assurance that we will receive the extension of the patent term provided under the Hatch-Waxman Act for either of the licensed Triferic® patents expiring in 2016. If we fail to receive such extension, our ability to prevent competitors from manufacturing, marketing and selling generic versions of Triferic®could be impaired and we would have to rely on the protection afforded us by the United States patent we hold on the synthesis and formulation of our pharmaceutical grade formulation of Triferic® which expires in 2029 or on other patents related to Triferic® that may be issued to us in the future.

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

We may not be successful in obtaining foreign regulatory approvals or in arranging an out-licensing or other venture to realize commercialization of our drug products outside of the United States. Even if we are successful in out-licensing our drug products, the licensees or partners may not be effective at marketing our products in certain markets or at all.

        The approval procedures for marketing our new drug products, such as Triferic®, outside the United States vary from country to country, can be difficult to obtain and carry the same risks as FDA approval. In particular, regulatory approval in foreign countries may require additional testing and may otherwise be expensive and time consuming to undertake. Even after foreign approvals are obtained, further delays may be encountered before products may be marketed. Many countries require additional government approval for price reimbursement under national health insurance systems.

        Even if we obtain the necessary foreign approval in a particular market, we do not have substantial expertise selling and marketing on an international level and therefore may not be successful in realizing commercial value from our products should we attempt to develop international markets ourselves. Our strategy for addressing the need for expertise in obtaining foreign approvals and marketing in foreign markets is to out-license rights to our drugs in markets outside the United States. However, we may not be successful in finding partners in addition to Wanbang, our Chinese market partner, who will be willing to invest in our drugs outside the United States. If we are not successful in out-licensing our drugs outside of the United States or entering into some other business development arrangement to obtain the necessary approvals to commercialize them, we may be forced to seek regulatory approval and market these products ourselves. If we elect to seek approval ourselves, it may take longer than expected to obtain regulatory approval and to market and manufacture our drugs, and we may decide to delay or abandon development efforts in certain markets.

        Any such delay or abandonment, or any failure to receive one or more foreign approvals, may have an adverse effect on the benefits otherwise expected from marketing in foreign countries.

        If we are successful in obtaining other business partners to commercialize our products in foreign markets, we will be dependent upon their effectiveness in selling and marketing our products in those foreign markets. These partners may face stiff competition, government price regulations, generic versions of our drug products, violations of our intellectual property rights and other negative events or may otherwise be ineffective in commercializing our products, any of which could reduce the market potential for our products and our success in those markets.

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

  •
  Changes made to manufacturing processes by our contract manufacturers may result in regulatory delays until such changes are approved regulatory authorities;

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

        Performing clinical trials and obtaining FDA approval for any drug can take a long time. Clinical trials typically take many months or years to complete. Once trials are completed and the NDA, is submitted to the FDA, the FDA may find deficiencies in our NDA, may raise safety or efficacy concerns or may otherwise require additional clinical testing or impose other requirements before granting approval, which could significantly delay approval or result in us not receiving approval at all.

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

        Many dialysis providers receive the majority of their funding from the government and are supplemented by payments from private health care insurers. These providers depend on Medicare and Medicaid funding to be viable businesses. Congress continuously enacts a variety of changes to health insurance and reimbursement, some of which could have a negative impact on Medicare and Medicaid funding, which fund the majority of dialysis costs in the United States, and on reimbursement protocols. If Medicare and Medicaid funding were to be materially decreased, these providers would be severely impacted, increasing our risk of not being paid in full. An increase in our exposure to uncollectible accounts could have a material adverse effect on our financial position, results of operations and cash flows.

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

        CMS continues to make changes to the ESRD Quality Incentive Program ("QIP"), which pays dialysis providers an incentive to improve the quality of care. Final ESRD regulations published in October 2015 include changes to QIP for CYs 2017-2019. Each facility's total performance score is posted on the CMS website. Low performance scores at our customers could result in a reduction in patient volume, a reduction in payment rates and a decrease in sales for those customers.

        As a result of these changes to Medicare and Medicaid reimbursement, the dialysis provider industry may continue to consolidate. This may result in increased purchasing leverage for providers across all dialysis product categories and increased pricing pressure on all suppliers to the industry.

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

        Device and pharmaceutical manufacturers are required to report annually to the Department of Health and Human Services regarding certain financial relationships they have with physicians and teaching hospitals. This reporting requirement will increase governmental scrutiny on our contractual relationships with physicians and teaching hospitals and will increase the risk that inadvertent violations result in liability under the federal fraud and abuse laws, which could have a material adverse effect on our results of operations, financial position and cash flows.

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

        In October 2014, we entered into our Distribution Agreement and Baxter became our exclusive agent for commercializing our hemodialysis concentrate and ancillary products in the United States and various foreign countries. If Baxter were to commit insufficient financial and other resources to the marketing and distribution of our products, or if our products were to lose focus within Baxter or are otherwise not being marketed as effectively as we have marketed them in the past, unit sales of our products may fall, resulting in lower revenues and gross margin for us, which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

        A substantial portion of our concentrate and ancillary products are primarily sold to or through Baxter. Its sales of our products are highly concentrated in a few customers and Baxter's loss of any of those customers could adversely affect our results of operations. In addition, another customer accounted for nearly half of our sales in each of the last three years and for a substantial number of the clinics we serve. If the relationships with these significant customers were lost, it could have a substantial negative impact on our cash flow and operating results.

The concentrate market is very competitive and has a large competitor with substantial resources.

        There is intense competition in the hemodialysis products market. The primary competitor in the market for our concentrate products is a large diversified company which has substantial financial, technical, manufacturing, marketing, research and management resources. Our distributor, Baxter, may not be able to successfully compete with them or other companies. The primary competitor has historically used product bundling and low pricing as marketing techniques to capture market share of the concentrate products we sell. Baxter may be at a disadvantage in competing against their marketing strategies to sell our products. Furthermore, the primary competitor is vertically integrated and is the largest provider of dialysis services in the United States, treating approximately 37% of all U.S. patients through its clinics. This competitor has routinely acquired smaller clinic chain operations that we service and may acquire more of the customers we service in the future. In addition, if the Distribution

Agreement were to terminate or if the distribution rights were to become non-exclusive, Baxter may be able to compete with us, which could materially and adversely affect our business.

We may be affected materially and adversely by increases in raw material costs.

        A significant portion of our costs relates to chemicals and other raw materials, which are subject to price volatility based on demand and are highly influenced by the overall level of economic activity in the U.S. and abroad. These costs have tended to rise from year to year and are likely to continue to rise in the future. Under our Distribution Agreement with Baxter, such cost inflation may result in increases in the prices we charge Baxter. If these increases exceed specified levels in the Distribution Agreement, Baxter is permitted to terminate the Distribution Agreement and obtain a refund of a portion of the fees we received from Baxter. Any such termination or refund could have a material adverse effect on our business, results of operations, financial position and cash flows.

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

        Our businesses are highly regulated. The testing, manufacture and sale of the products we manufacture directly or through third party contractors are subject to extensive regulation by the FDA and by other federal, state and foreign authorities. Before drugs or medical devices, such as our concentrate products, can be commercially marketed in the United States, the FDA must give either premarket approval or 510(k) clearance. Even after a product is approved, regulatory authorities may still impose significant restrictions on a product's indicated uses or marketing or impose requirements for potentially costly post-marketing studies. In addition, our products are subject to ongoing regulatory requirements for labeling, packaging, storage, advertising, promotion, sampling, record-keeping and reporting of safety and other post-market information, including both federal and state requirements in the United States and in other jurisdictions where they are marketed. In addition, manufacturers and their facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to current cGMP and applicable state laws. As such, we and our contract manufacturers are subject to continual review and periodic inspections to assess compliance with cGMP and state laws. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas to achieve and maintain regulatory compliance. We are also required to report certain adverse reactions and production problems, if any, to the FDA, state agencies and foreign regulatory authorities, when applicable, and to comply with requirements concerning advertising and promotion for our products.

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

        We maintain products liability insurance in the amount of $10 million per occurrence and $10 million in the aggregate. We cannot be sure that such insurance would be sufficient to protect us against liabilities associated with any of these events in view of our expanding business or that such insurance will remain available at economical levels. We may have significant legal expenses that are not covered by insurance. In addition, our reputation could be damaged by such sanctions or product liability litigation and that could harm our marketing ability. Any such sanctions or litigation could also hurt our ability to retain products liability insurance or make such insurance more expensive. In any such event, our business, financial condition and results of operations could be materially adversely affected.

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

        In addition, as of December 31, 2015, there were 4,644,391 shares issuable upon the exercise of outstanding and exercisable stock options, 3,114,611 shares issuable upon the exercise of outstanding stock options that are not yet exercisable and 504,027 additional shares available for future grant under our 2007 Long Term Incentive Plan. The market price of the common shares may be depressed by the potential exercise of these options. The holders of these options are likely to exercise them when we would otherwise be able to obtain additional capital on more favorable terms than those provided by the options.

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

Item 1B.    Unresolved Staff Comments.

        Not applicable.

Item 2.    Properties.

        We occupy a 51,000 square foot facility and a 17,500 square foot facility in Wixom, Michigan under a lease expiring in August 2018. We also occupy a 51,000 square foot facility in Grapevine, Texas under a lease expiring in December 2020. In addition, we lease a 57,000 square foot facility in Greer, South Carolina under a lease expiring in February 2018.

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

Item 3.    Legal Proceedings.

        We are involved in certain legal proceedings from time to time before various courts and governmental agencies. We cannot predict the final disposition of such proceedings. We regularly review legal matters and record provisions for claims that are considered probable of loss. The resolution of pending proceedings is not expected to have a material effect on our operations or consolidated financial statements in the period in which they are resolved.

Item 4.    Mine Safety Disclosures.

        Not applicable.

 PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common shares trade on the Nasdaq Global Market under the trading symbol "RMTI". The prices below are the high and low sale prices as reported by the Nasdaq Global Market in each quarter during 2015 and 2014.

	Price Range
	High	Low
2015
Fourth Quarter	$13.50	$7.46
Third Quarter	18.90	7.09
Second Quarter	18.04	9.01
First Quarter	12.47	9.11
2014
Fourth Quarter	$11.75	$8.10
Third Quarter	12.42	9.05
Second Quarter	13.06	9.37
First Quarter	14.80	9.49

        As of February 24, 2016, there were 23 holders of record of our common shares.

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

Performance Graph

        The following graph compares the cumulative 5-year total return of holders of the Company's common stock with the cumulative total returns of the Russell 2000 index and the Nasdaq Biotechnology index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with reinvestment of all dividends, if any) on December 31, 2010 with relative performance tracked through December 31, 2015. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Rockwell Medical, Inc., the Russell 2000 Index,
and the NASDAQ Biotechnology Index

*
$100 invested on 12/31/10 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2016 Russell Investment Group. All rights reserved.

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Rockwell Medical, Inc.	100.00	107.22	101.90	132.15	130.13	129.62
Russell 2000	100.00	95.82	111.49	154.78	162.35	155.18
NASDAQ Biotechnology	100.00	113.92	153.97	263.29	348.49	369.06

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

	For the Year Ended December 31,
	2015	2014	2013	2012	2011
Net sales	$55,350,702	$54,188,444	$52,379,543	$49,842,392	$48,966,231
Cost of sales	46,412,848	45,643,231	45,720,323	43,148,965	43,323,321
Gross profit	8,937,854	8,545,213	6,659,220	6,693,427	5,642,910
Income from continuing operations before interest expense and income taxes	(15,102,326)	(17,559,101)	(47,059,266)	(54,262,082)	(21,684,757)
Interest (expense) and Investment Income, net	681,876	(3,768,056)	(1,724,046)	240,567	242,205
Income from continuing operations before income taxes(1)	(14,420,450)	(21,327,157)	(48,783,312)	(54,021,515)	(21,442,552)
Income taxes	—	—	—	—	2,005
Net income	(14,420,450)	(21,327,157)	(48,783,312)	(54,021,515)	(21,444,557)
Earnings per common share:
Basic	$(0.29)	$(0.52)	$(1.48)	$(2.65)	$(1.21)
Diluted	$(0.29)	$(0.52)	$(1.48)	$(2.65)	$(1.21)
Weighted average number of common shares and common share equivalents
Basic	50,068,129	41,404,999	32,882,333	20,395,889	17,774,865
Diluted	50,068,129	41,404,999	32,882,333	20,395,889	17,774,865

	2015	2014	2013	2012	2011
Total assets	$87,822,125	$97,999,716	$36,362,124	$17,025,086	$31,939,599
Current assets	84,626,316	94,707,149	31,917,774	13,149,432	25,896,529
Current liabilities	8,091,451	9,804,402	17,849,671	26,986,956	13,692,351
Working capital	76,534,865	84,902,747	14,068,103	(13,837,524)	12,204,178
Long-term debt and capitalized lease obligations	—	—	17,916,914	—	2,280
Stockholders' equity(2)	62,319,822	68,702,794	595,539	(9,961,870)	18,244,968
Book value per outstanding common share	$1.21	$1.37	$0.01	$(0.46)	$0.98
Common shares outstanding	51,501,877	50,284,007	40,110,661	21,494,696	18,710,002

(1)
Decrease in loss in 2015 and 2014 reflects a significant decrease in research and development expenses associated with completion of clinical trials for Triferic® and elimination of interest expense in 2015 following repayment of our long term indebtedness.

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

        Our business focus is on unique, proprietary renal drug therapies. These novel renal drug therapies support disease management initiatives to improve the quality of life and care of dialysis patients and are designed to deliver safe and effective therapy, while decreasing drug administration costs and improving patient convenience and outcome.

        Our strategy is to develop high potential drugs while expanding our dialysis products business. In January 2015, we received FDA approval to market Triferic® our lead branded drug. Based on our clinical trial results, we believe Triferic® has the potential to capture significant market share due to its unique attributes and clinical benefits, including savings on nursing administration time, potential to reduce expensive ESA treatments and excellent safety profile. Triferic® has a unique mode of action and has proven to be both safe and effective in iron replacement and maintenance of hemoglobin.

        In 2015, we had revenue of $55.4 million, an increase of 2.1% or $1.2 million over 2014. All of our revenue in 2014 and nearly all of our revenue in 2015 was from our dialysis concentrate business. We supply approximately 25% of the United States domestic market with dialysis concentrates and we also supply dialysis concentrates to distributors serving a number of foreign countries, primarily in the Americas and the Pacific Rim.

        We obtained FDA approval to market Triferic® in January 2015 and commenced our marketing efforts following approval. After building sufficient inventory to support our product launch, we offered Triferic® commercially in September 2015. Triferic® sales and marketing efforts have been directed to providers controlling the vast majority of dialysis patients. The Triferic® sales cycle is progressing in a manner and time frame consistent with the Company's prior experiences with its other product launches in the renal market. Several providers have agreed to initiate pilot studies of Triferic® and we anticipate these pilot programs will provide the basis for future adoption. Triferic® sales in 2015 were not material.

        Our global strategy is to out-license Triferic® for key international markets. We are actively pursuing the international development and licensing of Triferic® in targeted markets and regions. We recently completed a licensing agreement and product supply agreement for China. We are in discussions and negotiations regarding a number of other significant renal markets.

        In addition to marketing Triferic®, we are working to produce sufficient inventory to begin marketing Calcitriol, our generic injectable Vitamin-D analogue. We are dependent upon contract manufacturing organizations to manufacture Calcitriol for us. We expect to begin marketing Calcitriol as soon as inventory levels are at an adequate level to ensure sufficient supply.

        In October 2014, we entered into the Distribution Agreement with Baxter, a leading global dialysis products supplier, to exclusively distribute our dialysis concentrates in the United States and certain foreign markets. The Distribution Agreement does not include our drug products. Under the Distribution Agreement, we are the exclusive third party supplier of dialysis concentrates to Baxter in the United States. Rockwell receives a pre-defined gross profit margin on its products sold through Baxter which adjusts each year over the ten year term of the agreement and is subject to an annual true-up. Baxter must achieve certain growth targets to maintain its exclusivity under the agreement. This Distribution Agreement relates solely to our dialysis concentrate business and excludes any future drug related business. For a more detailed description of the Distribution Agreement, see "Item 1—Business—Distribution Agreement with Baxter. We expect the distribution relationship with Baxter under the Distribution Agreement to have a generally positive impact on our operating profit. Our operating costs are expected to decrease and operating income should improve. Initially, our sales will decrease, partially offset by the portion of the $20 million license fee received from Baxter that is being recognized as revenue over the term of the Distribution Agreement. Going forward over time, we expect our overall domestic and global concentrate sales to increase as a result of Baxter's expanded marketing reach, coupled with the anticipated expansion of our manufacturing operations in the Western United States.

Results of Operations

For the year ended December 31, 2015 compared to the year ended December 31, 2014

Sales

        In 2015, our sales were $55.4 million compared to $54.2 million in 2014 an increase of $1.2 million or 2.1%. Our domestic concentrate business sales increased 4.2% or $1.9 million in 2015 compared to 2014. We launched Triferic® in late September 2015 and our net sales of Triferic® were $0.2 million for 2015. Our international concentrate sales increased 1.3% or $0.1 million in 2015 over 2014. Our net revenue from third party contract manufacturing decreased $1.0 million in 2015 compared to 2014 following cessation of contract manufacturing for a certain non-hemodialysis customer.

        As a result of our Distribution Agreement with Baxter, all domestic customer contracts for concentrate products that permitted assignment to Baxter without consent have been assigned to Baxter throughout 2015. Baxter subsequently began to invoice those customers following assignment. Our 2015 sales largely reflect the lower distributor prices paid by Baxter, such that our sales are lower on those accounts billed by Baxter than they were historically. Our 2015 sales were favorably impacted by the recognition of deferred license revenue under the Distribution Agreement of $2.1 million in 2015 compared to $0.5 million in 2014.

Gross Profit

        Our gross profit was $8.9 million in 2015, an increase of $0.4 million or 4.6% compared to 2014. Gross profit margins were 16.1% in 2015 compared to 15.8% in 2014. Gross profit was favorably impacted by recognition of deferred license revenue under the Distribution Agreement of $2.1 million in 2015 compared to $0.5 million in 2014. Gross Profit was negatively impacted by lower sales on those accounts billed by Baxter following assumption of billing by Baxter.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses were $19.0 million in 2015 compared to $18.3 million in 2014. The increase of $0.7 million was primarily due to an increase in marketing expenses related to Triferic® of $1.0 million. Total compensation including direct pay and equity compensation decreased $0.4 million.

Research and Development

        We incurred product development and research costs related to the commercial development, patent approval and regulatory approval of new products, primarily Triferic®, aggregating approximately $5.0 million and $7.8 million in 2015 and 2014, respectively. Costs incurred in 2014 were mostly related to Triferic® and primarily for regulatory approval of Triferic® while spending in 2015 included costs related to peritoneal dialysis, an orphan indication for Triferic®, pediatric indications of Triferic®, additional presentations of Triferic® and other testing and development costs.

Interest Expense, Net

        Our net interest income was $0.7 million compared to a net interest expense of $3.8 million in 2014. The $4.5 million net increase in net interest income over interest expense was due to the repayment of all of our outstanding loan balance in the fourth quarter of 2014. We did not have any long term debt or loans outstanding as of December 31, 2015 or December 31, 2014.

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

Selling, General and Administrative Expenses

        Selling, general and administrative expenses were $18.3 million in 2014 compared to $14.3 million in 2013. The increase of $4.0 million was primarily due to an increase of $2.4 million in non-cash equity compensation expenses, increased cash compensation of $0.6 million and increased marketing, legal and regulatory expenses related to Triferic® of $0.6 million.

Research and Development

        We incurred product development and research costs related to the commercial development, patent approval and regulatory approval of new products, primarily Triferic®, aggregating approximately $7.8 million and $39.4 million in 2014 and 2013, respectively. Costs incurred in 2014 were mostly related to Triferic® and primarily for regulatory approval of Triferic®, which the FDA approved in January 2015. Spending in 2014 also included costs for the completion of the Triferic® clinical program. Costs incurred in 2013 were primarily for conducting human clinical trials of Triferic® and other Triferic® testing and development activities.

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

        We recognize deferred license revenue received pursuant to our long-term Distribution Agreement with Baxter based on the proportion of product shipments to Baxter in each period to total expected sales volume for the term of the agreement. We also recognize delivery services and other administrative services provided under the Distribution Agreement as revenue at the time the services are provided.

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

New Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede the current revenue recognition requirements in Topic 605, Revenue Recognition. The ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The new guidance will be effective for the Company's year ending December 31, 2018, including interim periods within that reporting period. The ASU permits the new revenue recognition guidance to be applied using one of two retrospective application methods. The Company has not yet determined which application method it will use or the potential effects of the new standard on the financial statements, if any.

Liquidity and Capital Resources

        We have adequate capital resources and substantial liquidity to pursue our business strategy. In addition to operating our concentrate business, our strategy is centered on developing, marketing and licensing high potential drug candidates including Triferic®. We are actively selling and marketing Triferic® and made our first commercial sales of Triferic® late in 2015.

        As of December 31, 2015, we had current assets of $84.6 million and net working capital of $76.5 million. We have approximately $70.7 million in cash and investments as of December 31, 2015. Our uses of cash have primarily been for research and product development, investments in inventory to support our product launches and for operating expenses. Cash flow from operations used $16.2 million in 2015, which included research and development expenses of $5.0 million and an increase of $4.0 million in inventory levels. We also received $2.8 million from the exercise of stock options during 2015 and paid $2.9 million in taxes related to equity compensation in exchange for common shares retained by the Company. Our capital expenditures of $0.8 million in 2015 were approximately equivalent to our depreciation and amortization costs.

        We anticipate that we will increase our inventory and accounts receivable as we increase our drug product sales. We also expect to invest in research and product development in 2016 as we work to expand potential uses for Triferic®, although spending on these indications is not expected to be substantial in relation to research and development expenditures relating to the FDA approval of Triferic®. We believe that we have adequate capital resources to make these investments in accounts receivable, inventory and research and product development. We expect to generate positive cash flow from operations upon increased sales of our drug products.

        We have no long term debt as of December 31, 2015 and do not expect to incur interest expense in 2016.

        We are in the process of evaluating a potential expansion of our dialysis concentrate business to the western region of the United States where we currently have only a very minor presence. Under the terms of our Distribution Agreement, capital spending related to such an expansion would be funded through payments by Baxter of $5 million upon commencement of construction and up to $5 million following completion. Other capital expenditures on our current facilities are not expected to materially exceed depreciation expense. We intend to source our drug products from contract manufacturing organizations.

        Our research and development expenses were reduced significantly following the completion of the clinical program for Triferic® and FDA approval of Triferic® Future research and product development spending on the Triferic®platform is expected to include clinical testing in connection with peritoneal dialysis, an orphan drug indication, pediatric indications and certain other indications. Future spending on such indications is expected to be minor in relation to the Company's cash resources. Our expected future cash investment for product launches is expected to be primarily related to inventory and accounts receivables in the near term.

        The Company is in discussions with multiple potential business development partners to out-license rights to Rockwell's products outside the United States. Such licensing arrangements often include upfront fees, developmental milestone payments and royalties. If such licensing arrangements are negotiated for certain markets, we may receive such consideration in the future in addition to those we are already entitled to receive under existing agreements including our recently completed licensing agreement for China. Under the Wanbang Agreement we received $4 million in February 2016 and up to an additional $35 million over the life of the agreement plus ongoing earnings on product sales. We are also considering other business development arrangements including joint ventures, partnerships and other transactions related to our products or other future products that we may develop or license.

Contractual Obligations

        The following table details our contractual obligations as of December 31, 2015:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Operating leases	$7,817,512	2,000,012	3,607,792	1,923,148	286,560
Purchase obligations	—	—	—	—	—
All other long term liabilities	—	—	—	—	—

Total	$7,817,512	$2,000,012	$3,607,792	$1,923,148	$286,560

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements that have or are reasonably likely to have a material effect on our financial condition.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

  Interest Rate Risk

        We have invested $39.5 million in available for sale securities that are invested in short term bond funds which typically yield higher returns than the interest realized in money market funds. While these funds hold bonds of short term duration, their market value is affected by changes in interest rates. Increases in interest rates will reduce the market value of bonds held in these funds and we may incur unrealized losses from the reduction in market value of the fund. If we liquidate our position in these funds, those unrealized losses may result in realized losses which may or may not exceed the interest and dividends earned from those funds. However, due to the short duration of these short term bond fund portfolios, we do not believe that a hypothetical 100 basis point increase or decrease in interest rates will have a material impact on the value of our investment portfolio.

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

Item 8.    Financial Statements.

        The Consolidated Financial Statements of the Registrant and other information required by this item are set forth on pages F-1 through F-27 and incorporated herein by reference.

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

        Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2015. In making its assessment of internal control over financial reporting, management used the criteria described in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our evaluation included documenting, evaluating and testing of the design and operating effectiveness of our internal control over financial reporting. Based on this evaluation, we concluded that the Company's internal control over financial reporting was effective as of December 31, 2015.

        Plante & Moran, PLLC, an independent registered public accounting firm, as auditors of our consolidated financial statements, has issued an attestation report on the effectiveness of our internal control over financial reporting as of December 31, 2015. Plante & Moran, PLLC's report, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting, is included herein.

Changes in Internal Controls

        There was no change in our internal control over financial reporting identified in connection with the Company's evaluation of such internal controls that occurred during our fiscal quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Securities Authorized for Issuance Under Equity Compensation Plans

        The following table summarizes our compensation plans, including individual compensation arrangements, under which our equity securities are authorized for issuance as of December 31, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	7,759,002	$7.84	504,027
Equity compensation plans not approved by security holders	—	—	—
Total	7,759,002	$7.84	504,027

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
10.57
Exclusive Distribution Agreement, dated as of October 2, 2014, between the Company and Baxter Healthcare Corporation (with certain portions redacted pursuant to a confidential treatment order) (Company's Form 10-K filed March 3, 2015).
10.58	Investment Agreement, dated as of October 2, 2014, between the Company and Baxter Healthcare Corporation (Company's Form 10-K filed March 3, 2015)..
*10.59	Amendment to October 1, 2014 Stock Option Agreement with Robert L. Chioini (Company's Form 10-K filed March 3, 2015)..

*10.60
Rockwell Medical, Inc. Amended and Restated 2007 Long Term Incentive Plan, as amended effective May 21, 2015 (Company's Proxy Statement for the 2015 Annual Meeting of Shareholders filed on April 13, 2015).
*10.61	Amendment to October 2, 2015 Stock Option Agreement with Robert L. Chioini.
*10.62	Form of Restricted Stock Award Agreement October 2015 (Director Version)
14.1	Rockwell Medical, Inc. Code of Ethics (Company's Proxy Statement filed April 23, 2004).
21.1	List of Subsidiaries (Company's Form SB-2 (file No. 333-31991)).
23.1	Consent of Plante & Moran, PLLC.
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).
32.1	Certification of the Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	XBRL Instance Document

101. SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Database

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*
Current management contracts or compensatory plans or arrangements.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ROCKWELL MEDICAL, INC. (Registrant)
By:	/s/ ROBERT L. CHIOINI Robert L. Chioini President and Chief Executive Officer
Date:	February 29, 2016

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ ROBERT L. CHIOINI Robert L. Chioini	President, Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2016
/s/ THOMAS E. KLEMA Thomas E. Klema	Vice President of Finance, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	February 29, 2016
/s/ KENNETH L. HOLT Kenneth L. Holt	Director	February 29, 2016
/s/ RONALD D. BOYD Ronald D. Boyd	Director	February 29, 2016
/s/ PATRICK J. BAGLEY Patrick J. Bagley	Director	February 29, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Rockwell Medical, Inc. and Subsidiary

        We have audited the accompanying consolidated balance sheets of Rockwell Medical, Inc. and Subsidiary (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2015. Our audits also included the related Schedule II—Valuation and Qualifying Accounts. These financial statements and related schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and related schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Rockwell Medical, Inc. and Subsidiary at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

        The related Schedule II has been subjected to audit procedures performed in conjunction with the audit of the Company's financial statements. This schedule is the responsibility of the Company's management. Our audit procedures included determining whether the schedule reconciles to the financial statements or the underlying accounting and other records, as applicable, and performing procedures to test the completeness and accuracy of the information presented in the schedule. In forming our opinion on this schedule, we evaluated whether the schedule, including its form and content, is presented in conformity with generally accepted accounting principles. In our opinion, this schedule is fairly stated, in all material respects, in relation to the financial statements as a whole.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Rockwell Medical, Inc. and Subsidiary's internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2016 expressed an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ Plante & Moran, PLLC

Auburn Hills, Michigan
February 29, 2016

 Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Rockwell Medical, Inc. and Subsidiary

        We have audited Rockwell Medical, Inc. and Subsidiary's internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Rockwell Medical, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Rockwell Medical, Inc. and Subsidiary (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2015 and related schedule and our report dated February 29, 2016 expressed an unqualified opinion thereon.

/s/ Plante & Moran, PLLC

Auburn Hills, Michigan
February 29, 2016

ROCKWELL MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

As of December 31, 2015 and 2014

	December 31, 2015	December 31, 2014
ASSETS
Cash and Cash Equivalents	$31,198,182	$65,800,451
Investments Available for Sale	39,482,732	19,927,310
Accounts Receivable, net of a reserve of $75,000 in 2015 and $52,000 in 2014	5,046,733	4,472,002
Inventory	7,871,780	3,920,185
Other Current Assets	1,026,889	587,201

Total Current Assets	84,626,316	94,707,149
Property and Equipment, net	1,646,568	1,496,912
Intangible Assets	165,657	332,686
Goodwill	920,745	920,745
Other Non-current Assets	462,839	542,224

Total Assets	$87,822,125	$97,999,716

LIABILITIES AND SHAREHOLDERS' EQUITY
Accounts Payable	$3,995,216	$5,294,515
Accrued Liabilities	3,831,356	4,325,997
Customer Deposits	264,879	183,890

Total Current Liabilities	8,091,451	9,804,402
Deferred License Revenue	17,410,852	19,492,520
Shareholders' Equity:
Common Shares, no par value, 51,501,877 and 50,284,007 shares issued and outstanding	257,773,494	249,018,189
Accumulated Deficit	(194,538,176)	(180,117,726)
Accumulated Other Comprehensive Income	(915,496)	(197,669)

Total Shareholders' Equity	62,319,822	68,702,794

Total Liabilities And Shareholders' Equity	$87,822,125	$97,999,716

The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED INCOME STATEMENTS

For The Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
Sales	$55,350,702	$54,188,444	$52,379,543
Cost of Sales	46,412,848	45,643,231	45,720,323

Gross Profit	8,937,854	8,545,213	6,659,220
Selling, General and Administrative	19,078,867	18,320,720	14,336,449
Research and Product Development	4,961,313	7,783,594	39,382,037

Operating Income (Loss)	(15,102,326)	(17,559,101)	(47,059,266)
Interest and Investment Income	681,876	386,257	98,101
Interest (Expense)	—	(4,154,313)	(1,822,147)

Income (Loss) Before Income Taxes	(14,420,450)	(21,327,157)	(48,783,312)
Income Tax Expense	—	—	—

Net Income (Loss)	$(14,420,450)	$(21,327,157)	$(48,783,312)

Basic And Diluted Earnings (Loss) Per Share	$(0.29)	$(0.52)	$(1.48)

The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For The Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
Net Income (Loss)	$(14,420,450)	$(21,327,157)	$(48,783,312)
Unrealized Gain (Loss) on Available-for-Sale Investments	(717,827)	(230,088)	32,419

Comprehensive Income (Loss)	$(15,138,277)	$(21,557,245)	$(48,750,893)

The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For The Years Ended December 31, 2015, 2014 and 2013

	COMMON SHARES		PURCHASE WARRANTS			ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
					ACCUMULATED DEFICIT		TOTAL SHAREHOLDER'S EQUITY
	SHARES	AMOUNT	WARRANTS	AMOUNT
Balance as of December 31, 2012	21,494,696	$92,866,458	2,233,240	$7,178,929	$(110,007,257)	$—	$(9,961,870)
Net Loss					(48,783,312)		(48,783,312)
Unrealized Gain on Available-for-Sale Investments						32,419	32,419
Issuance of Common Shares	18,285,132	50,431,250					50,431,250
Shares Issued in Exchange for Services	200,000	780,678					780,678
Exercise of Purchase Warrants	130,833	1,593,003	(130,833)	(428,021)			1,164,982
Expiration of Purchase Warrants		2,937,293	(1,119,336)	(2,937,293)			—
Purchase Warrants Expense				1,082,196			1,082,196
Stock Option Based Expense		3,887,695					3,887,695
Restricted Stock Amortization		1,961,501					1,961,501

Balance as of December 31, 2013	40,110,661	154,457,878	983,071	4,895,811	(158,790,569)	32,419	595,539
Net Loss					(21,327,157)		(21,327,157)
Unrealized Gain on Available-for-Sale Investments						(230,088)	(230,088)
Issuance of Common Shares	9,268,460	71,136,487					71,136,487
Exercise of Purchase Warrants	904,886	13,329,138	(983,071)	(4,895,811)			8,433,327
Stock Option Based Expense		4,597,412					4,597,412
Restricted Stock Amortization		5,497,274					5,497,274

Balance as of December 31, 2014	50,284,007	249,018,189	-0-	-0-	(180,117,726)	(197,669)	68,702,794
Net Loss					(14,420,450)		(14,420,450)
Unrealized (Loss) on Available-for-Sale Investments						(717,827)	(717,827)
Issuance of Common Shares	1,644,248	4,132,250					4,132,250
Stock Option Based Expense		5,193,481					5,193,481
Stock Tendered in Satisfaction of Tax Liabilities	(426,378)	(4,264,922)					(4,264,922)
Restricted Stock Amortization		3,694,496					3,694,496

Balance as of December 31, 2015	51,501,877	$257,773,494	—	$—	$(194,538,176)	$(915,496)	$62,319,822

The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended December 31, 2015, 2014 and 2013

	2015	2014	2013
Cash Flows From Operating Activities:
Net (Loss)	$(14,420,450)	$(21,327,157)	$(48,783,312)
Adjustments To Reconcile Net Loss To Net Cash Used In
Operating Activities:
Depreciation and Amortization	822,294	996,321	1,007,411
Share Based Compensation—Non-employee	—	—	1,862,874
Share Based Compensation—Employees	8,887,977	10,094,685	5,849,196
Restricted Stock Retained in Satisfaction of Tax Liabilities	(2,912,859)	—	—
Loss on Disposal of Assets	5,281	7,338	16,410
Loss on Sale of Investments Available for Sale	58,095	1,223	—
Amortization of Debt Issuance Costs	—	882,716	227,059
Non-Cash Interest Expense	—	874,942	225,059
Changes in Assets and Liabilities:
(Increase) Decrease in Accounts Receivable	(574,731)	106,317	(146,387)
(Increase) in Inventory	(3,951,595)	(1,120,537)	(150,009)
(Increase) Decrease in Other Assets	(360,303)	(13,466)	669,896
(Decrease) in Accounts Payable	(1,299,299)	(3,391,638)	(6,147,412)
(Decrease) in Other Liabilities	(413,652)	(2,345,486)	(5,295,738)
Deferred Distribution Agreement Income	—	20,000,000	—
Recognized Distribution Agreement Income	(2,081,668)	(507,480)	—

Changes in Assets and Liabilities	(8,681,248)	12,727,710	(11,069,650)

Cash (Used In) Provided By Operating Activities	(16,240,910)	4,257,778	(50,664,953)
Cash Flows From Investing Activities:
Purchase of Investments Available for Sale	(21,800,000)	(13,100,000)	(12,002,203)
Sale of Investments Available for Sale	1,468,656	4,976,000	—
Purchase of Equipment	(815,002)	(684,593)	(654,197)
Proceeds on Sale of Assets	4,800	—	6,898

Cash (Used) In Investing Activities	(21,141,546)	(8,808,593)	(12,649,502)
Cash Flows From Financing Activities:
Proceeds from Issuance of Common Shares and Purchase Warrants	2,780,187	79,569,815	51,596,232
Proceeds from the Issuance of Notes Payable	—	—	20,000,000
Debt Issuance Costs	—	—	(1,109,776)
Payments on Notes Payable and Capital Lease Obligations	—	(21,100,000)	(2,280)

Cash Provided By Financing Activities	2,780,187	58,469,815	70,484,176
(Decrease) Increase In Cash	(34,602,269)	53,919,000	7,169,721
Cash At Beginning Of Period	65,800,451	11,881,451	4,711,730

Cash At End Of Period	$31,198,182	$65,800,451	$11,881,451

        Supplemental Cash Flow Information:

	2015	2014	2013
Interest Paid	$-0-	$3,518,168	$1,154,752

The accompanying notes are an integral part of the consolidated financial statements

ROCKWELL MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

        Rockwell Medical, Inc. and Subsidiary (collectively, "we", "our", "us", or the "Company") is a fully-integrated pharmaceutical company targeting end-stage renal disease and chronic kidney disease with innovative products and services for the treatment of iron deficiency, secondary hyperparathyroidism and hemodialysis. We are also an established manufacturer and leader in delivering high-quality hemodialysis concentrates/dialysates to dialysis providers and distributors in the United States and abroad.

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

        We are regulated by the Federal Food and Drug Administration ("FDA") under the Federal Drug and Cosmetics Act, as well as by other federal, state and local agencies. We obtained FDA approval of Triferic®, our branded dialysis iron maintenance therapy drug, in January 2015 and sales began in September 2015. We have also received 510(k) approval from the FDA to market hemodialysis solutions and powders and to sell our Dri-Sate Dry Acid Concentrate product line and Dri-Sate Mixer.

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

        The initial payment of $20 million received pursuant to our long-term Exclusive Distribution Agreement (the "Distribution Agreement") with Baxter Healthcare Corporation ("Baxter") in October 2014 has been accounted for as deferred license revenue. Deferred license revenue is being recognized based on the proportion of product shipments to Baxter in each period to total expected sales volume for the term of the agreement. We also recognize delivery services and other administrative services provided under the Distribution Agreement as revenue at the time the services are provided.

        We require certain customers, mostly international customers, to pay for product prior to the transfer of title to the customer. Deposits received from customers and payments in advance for orders

ROCKWELL MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

are recorded as liabilities under Customer Deposits until such time as orders are filled and title transfers to the customer consistent with our terms of sale. At December 31, 2015 and 2014 we had customer deposits of $264,879 and $183,890, respectively.

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

Research and Product Development

        We recognize research and product development costs as expenses as incurred. We incurred product development and research costs related to the commercial development, patent approval and regulatory approval of new products, including Triferic®, aggregating approximately $4,961,000, $7,784,000 and $39,382,000 in 2015, 2014 and 2013, respectively.

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

	2015	2014	2013
Basic Weighted Average Shares Outstanding	50,068,129	41,404,999	32,882,333
Effect of Dilutive Securities	-0-	-0-	-0-

Diluted Weighted Average Shares Outstanding	50,068,129	41,404,999	32,882,333

ROCKWELL MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        For 2015, 2014 and 2013, the dilutive effect of stock options, unvested restricted share grants and common share purchase warrants have not been included in the average shares outstanding for the calculation of diluted loss per share as the effect would be anti-dilutive as a result of our net loss in these periods. The table below summarizes potentially dilutive securities.

	2015	2014	2013
Stock Options	7,759,000	6,898,000	6,228,000
Range of Exercise Prices of Stock Options	$3.09 - $11.49	$3.09 - $10.20	$2.79 - $11.44
Unvested Restricted Common Shares	850,000	740,000	545,000
Common Share Purchase Warrants	None	None	983,071
Range of Exercise Prices of Warrants	n/a	n/a	$9.55 - $10.25

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

New Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede the current revenue recognition requirements in Topic 605, Revenue Recognition. The ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The new guidance will be effective for the Company's year ending December 31, 2018, including interim periods within that reporting period. The ASU permits the new revenue recognition guidance to be applied using one of two retrospective application methods. The Company has not yet determined which application method it will use or the potential effects of the new standard on the financial statements, if any.

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

        Based on the foregoing methods and assumptions, the carrying value and fair value of the Company's financial instruments other than trade receivables and payables are as follows (in thousands):

	Carrying value	Fair value	Level 1	Level 2	Level 3
As of December 31, 2015
Financial assets
Cash and cash equivalents	$31,198	$31,198	$31,198	$—	$—
Investment securities available for sale	39,483	39,483	39,483	—	—
As of December 31, 2014
Financial assets
Cash and cash equivalents	$65,800	$65,800	$65,800	$—	$—
Investment securities available for sale	19,927	19,927	19,927	—	—

        The Company also has certain non-financial assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. No such measurements were required in 2015 or 2014.

ROCKWELL MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. INVESTMENTS IN AVAILABLE FOR SALE SECURITIES

        As of December 31, 2015, we held investments in available for sale securities in several short term bond funds. These funds generally held high credit quality short term debt instruments. These debt instruments were subject to changes in fair market value due to changes in interest rates. The market value of these investments was $39,482,732 as of December 31, 2015. In 2015, we purchased securities with a market value of $21,800,000 and had unrealized gains of $69,877 and unrealized losses of $985,373 as of December 31, 2015. In 2015, we sold securities with a market value of $1,468,656 with an average cost basis of $1,526,751. We realized losses of $58,095 from sales of available for sale securities.

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

5. SIGNIFICANT MARKET SEGMENTS

        We operate in one market segment, the hemodialysis market, which involves the manufacture, sale and distribution of hemodialysis products to hemodialysis clinics including pharmaceutical, dialysis concentrates, dialysis kits and other ancillary products used in the dialysis process. In October 2014, we entered into a Distribution Agreement with Baxter and under this agreement Baxter received exclusive distribution rights for our concentrate products in the United States. During 2015, Rockwell domestic customer contracts for the supply of dialysis concentrate products that permitted assignment to Baxter without consent have been assigned to Baxter. As a result, for the year ended December 31, 2015, our direct sales to Baxter aggregated approximately 36% of sales and we had a receivable from Baxter of $2,088,000 as of December 31, 2015.

        For the years ended December 31, 2015, 2014 and 2013, one customer, DaVita Healthcare Partners, Inc., accounted for 48% of our sales in 2015 and 49% of our sales in 2014 and 2013. Our accounts receivable from this customer were $2,156,000 and $2,041,000 as of December 31, 2015 and 2014, respectively. DaVita and Baxter and the accounts administered by Baxter are important to our business, financial condition and results of operations. The loss of any significant accounts could have a material adverse effect on our business, financial condition and results of operations. No other customers accounted for more than 10% of our sales in any of the last three years.

        The majority of our international sales in each of the last three years were sales to domestic distributors that were resold to end users outside the United States. Our sales to foreign customers and distributors were less than 5% of our total sales in 2015, 2014 and 2013. Our total international sales, including sales to domestic distributors for resale outside the United States, aggregated 13%, 13% and 12%, of overall sales in 2015, 2014 and 2013, respectively.

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

        Pursuant to the Distribution Agreement, Baxter paid the Company $20 million in cash in October 2014 (the "Upfront Fee"). The Upfront Fee has been deferred and will be recognized as revenue based on the proportion of product shipments to Baxter in each period to total expected sales volume over the term of the Distribution Agreement. The Company recognized revenue associated with the Upfront Fee totaling $2,081,668 for the year ended December 31, 2015 and $507,480 for the year ended December 31, 2014.

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

7. INVENTORY

        Components of inventory as of December 31, 2015 and 2014 are as follows:

	2015	2014
Raw Materials	$5,504,915	$2,197,143
Work in Process	165,910	197,106
Finished Goods	2,200,955	1,525,936

Total	$7,871,780	$3,920,185

ROCKWELL MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8. PROPERTY AND EQUIPMENT

        Major classes of property and equipment, stated at cost, as of December 31, 2015 and 2014 are as follows:

	2015	2014
Leasehold Improvements	$682,992	$581,990
Machinery and Equipment	7,042,836	6,635,380
Information Technology & Office Equipment	2,273,289	2,163,945
Laboratory Equipment	668,607	594,946
Transportation Equipment	273,109	319,209

	10,940,833	10,295,470
Accumulated Depreciation	(9,294,265)	(8,798,558)

Net Property and Equipment	$1,646,568	$1,496,912

        Below is a summary of depreciation expense by period:

	2015	2014	2013
Depreciation expense	$655,265	$829,292	$840,382

9. GOODWILL AND INTANGIBLE ASSETS

        Total goodwill was $920,745 at December 31, 2015 and 2014. We completed our annual impairment tests as of November 30, 2015 and 2014, and determined that no adjustment for impairment of goodwill was required.

        We have entered into a global licensing agreement for certain patents covering Triferic®, a therapeutic drug compound to be delivered using our dialysate product lines. We received FDA approval for this product in January 2015. We have capitalized the licensing fees paid for the rights to use this patented technology as an intangible asset.

        During 2011, we acquired an abbreviated new drug application ("ANDA") for a generic version of an intravenous vitamin-D analogue, Calcitriol. Total capitalized costs related to this ANDA were approximately $695,000. These costs are being amortized over a five year period.

	2015	2014	2013
Capitalized Licensing Fees	$1,070,126	$1,070,126	$1,070,126
Accumulated Amortization	(904,469)	(737,440)	(570,411)

Capitalized Licensing Fees, Net of Amortization	$165,657	$332,686	$499,715

Amortization Expense	$167,029	$167,029	$167,029

        Our policy is to amortize licensing fees over the life of the patents pertaining to certain licensing agreements. Estimated amortization expense for licensing fees for 2016 is approximately $166,000 per year. Our licensing agreement for Triferic® related patents, which is with a company owned by our chief scientific officer, requires additional payments by the Company upon achievement of certain milestones. In 2015, we recognized expenses related to milestone achievements of $275,000.

ROCKWELL MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10. ACCRUED LIABILITIES

        We had the following accrued liabilities as of December 31, 2015 and 2014:

	2015	2014
Accrued Research & Development Expense	$219,070	$747,488
Accrued Compensation and Benefits	1,893,144	1,359,659
Other Accrued Liabilities	1,719,142	2,218,850

Total Accrued Liabilities	$3,831,356	$4,325,997

11. OPERATING LEASES

        We lease our production facilities and administrative offices as well as certain equipment used in our operations including leases on transportation equipment used in the delivery of our products. The lease terms range from monthly to seven years. We occupy a 51,000 square foot facility and a 17,500 square foot facility in Wixom, Michigan under a lease expiring in August 2018. We also occupy a 51,000 square foot facility in Grapevine, Texas under a lease expiring in December 2020. In addition, we lease a 57,000 square foot facility in Greer, South Carolina under a lease expiring February 2018.

	2015	2014	2013
Rent Expense Recognized Under Operating Leases	$2,301,930	$2,075,919	$2,163,281

        Future minimum rental payments under operating lease agreements are as follows:

Year ending December 31, 2016	$2,000,012
Year ending December 31, 2017	1,872,569
Year ending December 31, 2018	1,735,223
Year ending December 31, 2019	1,322,660
Year ending December 31, 2020	600,488
Year ending December 31, 2021 and thereafter	286,560

Total	$7,817,512

12. INCOME TAXES

        A reconciliation of income tax expense at the statutory rate to income tax expense at our effective tax rate is as follows:

	2015	2014	2013
Tax Expense Computed at 34% of Pretax Income	$(4,903,000)	$(7,251,000)	$(16,583,000)
State Income Taxes	—	—	—
Effect of Change in Valuation Allowance	(4,903,000)	(7,251,000)	(16,583,000)

Total Income Tax Expense	$-0-	$-0-	$-0-

ROCKWELL MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12. INCOME TAXES (Continued)

        The details of the net deferred tax asset are as follows:

	December 31,
	2015	2014
Deferred tax assets:
Net Operating Loss Carryforward	$52,669,000	$49,463,000
Stock Based Compensation	4,223,000	7,673,000
Deferred Revenue	5,920,000	6,627,000
General Business Credit	5,741,000	5,293,000
Accrued Expenses	511,000	393,000
Inventories	163,000	77,000
Book over Tax Depreciation	47,000	19,000
Allowance for Doubtful Accounts	26,000	18,000

Total Deferred Tax Assets	69,300,000	69,563,000
Deferred Tax Liabilities:
Goodwill & Intangible Assets	167,000	196,000
Prepaid Expenses	119,000	60,000

Total Deferred Tax Liabilities	286,000	256,000

Subtotal	69,014,000	69,307,000
Valuation Allowance	(69,014,000)	(69,307,000)

Net Deferred Tax Asset	$-0-	$-0-

        Deferred tax assets result primarily from net operating loss carryforwards. For tax purposes, we have net operating loss carryforwards of approximately $154,900,000 that expire between 2018 and 2035.

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized upon the generation of future taxable income during the periods in which those temporary differences become deductible. We recognized no income tax expense or benefit for the years ended December 31, 2015, 2014 and 2013. While we anticipate generating income within the next year or two, we expect to incur operating losses until our drug products are manufactured and marketed following FDA approval. Considered together with our limited history of operating income and our net losses in 2015, 2014 and 2013, management has placed a full valuation allowance against the net deferred tax assets as of December 31, 2015 and 2014. The portion of the valuation allowance resulting from excess tax benefits on share based compensation that would be credited directly to contributed capital if recognized in subsequent periods is $7.1 million.

        The Company accounts for its uncertain tax positions in accordance with ASC 740-10, Income Taxes and the amount of unrecognized tax benefits related to tax positions is not significant at December 31, 2015 and 2014.

ROCKWELL MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. CAPITAL STOCK

        Our authorized capital stock consists of 2,000,000 preferred shares, none of which were issued or outstanding at December 31, 2015, 2014 and 2013, and 120,000,000 common shares, no par value per share, of which the following shares were outstanding:

	2015	2014	2013
Shares outstanding as of December 31,	51,501,877	50,284,007	40,110,661
Summary of Share Issuances:
Share Issuances related to Equity Compensation:
Shares issued upon exercise of stock options by employees	657,998	711,516	478,411
Proceeds realized from stock option exercises	$2,780,188	$2,964,445	$766,926
Average exercise price of options exercised	$4.23	$4.17	$1.60
Restricted Stock Grants	850,000	740,000	310,000
Share issuances related to Warrant Exercises
Shares issued upon the exercise of warrants	—	904,886	130,833
Proceeds realized from warrant exercises	—	$8,433,045	$1,164,982
Share issuances related to Equity Offerings
Shares issued pursuant to equity offerings	—	7,816,944	17,496,721
Proceeds realized from equity offerings	—	$69,780,967	$49,664,324
Share issuances in Exchange for Services
Share issuances in Exchange for Services	—	—	200,000
Value of Shares issued in Exchange for Services	—	—	$780,678

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

Warrants

        As of December 31, 2015 and 2014, we had no outstanding warrants. During 2014, we realized $8,433,045 in net proceeds from the exercise of 904,886 warrants at an average exercise price of $9.32.

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

        Warrants were valued using the Black Scholes model. In 2013, we recognized $1,082,196 in expense related to services and consideration provided in exchange for warrants.

ROCKWELL MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. LONG TERM INCENTIVE PLAN & STOCK OPTIONS

Long Term Incentive Plan & Stock Options

        The Board of Directors adopted the Rockwell Medical, Inc., 2007 Long Term Incentive Plan ("LTIP") on April 11, 2007 as a replacement for the 1997 Stock Option Plan (the "Old Plan") which was terminated as to future grants. No options were granted under the Old Plan after 2006. There are 11,500,000 common shares reserved for issuance under the LTIP. The Compensation Committee of the Board of Directors (the "Committee") is responsible for the administration of the LTIP including the grant of stock based awards and other financial incentives including performance based incentives to employees, non-employee directors and consultants.

        The Committee determines the terms and conditions of options and other equity based incentives including, but not limited to, the number of shares, the exercise price, term of option and vesting requirements. The Committee approved stock option grants and restricted stock grants during 2015, 2014 and 2013. The stock option awards were granted with an exercise price equal to the market price of the Company's stock on the date of the grant. The options expire 10 years from the date of grant or upon termination of employment and generally vest in three equal annual installments beginning on the first anniversary of the date of grant.

Restricted Stock Grants

        We granted 850,000, 740,000 and 310,000 restricted shares in 2015, 2014 and 2013, respectively under the LTIP. These restricted stock grants were valued at the market price of our shares on the date of grant.

        During 2015, restricted stock grants aggregating 850,000 common shares were granted in October 2015 with a vesting date of approximately twenty months following the grant date. Vesting is conditioned upon continued employment with the Company.

        During 2014, restricted stock grants aggregating 320,000 shares were granted in January 2014 with a vesting date of approximately fourteen months after the grant date and an additional 420,000 common shares were granted in October 2014 with a vesting date of approximately seven months following the grant date with vesting conditioned upon continued employment with the Company.

        The 2013 grant vested on the fourteenth month anniversary of the grant with vesting conditioned upon continued employment with the Company.

	2015	2014	2013
Restricted Shares Granted	850,000	740,000	310,000
Average Market Value Per Share on Grant Date	$8.23	$9.42	$3.94
Expense related to All Restricted Shares	$3,694,496	$5,497,274	$1,961,501
Unearned Stock Based Compensation for All Restricted Stock Awards Attributable to Future Periods.	$5,911,019

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

        In 2015, 2014 and 2013, the Company received cash proceeds of $2,780,188, $2,964,445 and $766,926, respectively, in exchange for shares issued upon the exercise of options during the year. No income tax benefits were recognized during 2015, 2014 and 2013 related to stock option activity as the Company has a full valuation allowance recorded against its deferred tax assets. However, tax benefits for the excess of the value of the shares issued over the price paid of $968,000, $3,228,000 and $609,000 were created in 2015, 2014, and 2013. The cumulative excess tax benefit at December 31, 2015 is $7.1 million, which when realized, will be credited directly to shareholders' equity.

        A summary of the status of the LTIP and the Old Plan is as follows:

	SHARES	WEIGHTED AVERAGE EXERCISE PRICE	AGGREGATE INTRINSIC VALUE
Outstanding at December 31, 2012	5,989,200	5.95	$12,559,074
Granted	920,500	5.74
Exercised	(623,700)	1.23	$1,920,557
Forfeited	(58,000)	8.31

Outstanding at December 31, 2013	6,228,000	6.27	$25,956,880
Granted	1,731,500	9.43
Exercised	(1,029,016)	2.88	$2,964,445
Forfeited	(45,401)	6.19

Outstanding at December 31, 2014	6,885,083	7.41	$19,730,211
Granted	1,697,500	8.30
Exercised	(794,248)	3.50	$2,780,188
Forfeited	(29,333)	6.91

Outstanding at December 31, 2015	7,759,002	7.84	$18,648,477

ROCKWELL MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. LONG TERM INCENTIVE PLAN & STOCK OPTIONS (Continued)

OPTIONS OUTSTANDING				OPTIONS EXERCISABLE
RANGE OF EXERCISE PRICES	NUMBER OF OPTIONS	REMAINING CONTRACTUAL LIFE	WEIGHTED EXERCISE PRICE	NUMBER OF OPTIONS	WEIGHTED AVERAGE EXERCISE PRICE
$3.09 to $4.93	418,334	3.0 - 7.5 yrs.	$3.30	390,556	$3.29
$5.54 to $7.13	2,493,000	1.9 - 7.7 yrs.	$6.43	2,248,001	$6.47
$8.23 to 11.49	4,847,668	3.8 - 9.9 yrs.	$8.95	2,005,834	$9.22

Total	7,759,002	6.7 yrs.	$7.84	4,644,391	$7.39

Intrinsic Value	$18,648,477			$13,236,827

	NUMBER OF UNVESTED OPTIONS	WEIGHTED AVERAGE FAIR MARKET VALUE AT GRANT DATE
As of December 31, 2012	1,579,000
Granted	920,500	$3.33
Forfeited	(58,000)
Vested	(727,067)

As of December 31, 2013	1,714,433
Granted	1,731,500	$5.91
Forfeited	(45,401)
Vested	(820,032)

As of December 31, 2014	2,580,500
Granted	1,697,500	$4.56
Forfeited	(28,333)
Vested	(1,135,056)

As of December 31, 2015	3,114,611

        The Company values stock options awarded using the Black-Scholes method. Assumptions used in the stock option valuations were:

	2015	2014	2013
Volatility of share price	58 - 61%	69 - 70%	59 - 67%
Risk free interest rate	1.5 - 1.7%	1.9 - 2.0%	0.1 - 2.0%
Expected option life	6 yrs.	6 yrs.	1 - 6 yrs.
Dividend Yield	0.0%	0.0%	0.0%

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

        For the years ended December 31, 2015, 2014 and 2013, we recognized compensation expense of $5,193,481, $4,597,412 and $3,877,695 respectively related to options granted to employees under the LTIP with a corresponding credit to common stock. At December 31, 2015, the amount of unrecorded stock-based compensation expense for stock options attributable to future periods was approximately $11,953,417 which is expected to be amortized to expense over the remaining vesting periods of the options of 1 to 33 months.

        As of December 31, 2015, the remaining number of common shares available for equity awards under the LTIP was 504,027.

15. RISK MANAGEMENT

Insurance

        We evaluate various kinds of risk that we are exposed to in our business. In our evaluation of risk, we evaluate options and alternatives to mitigating such risks. For certain insurable risks we may acquire insurance policies to protect against potential losses or to partially insure against certain risks. For our subsidiary, Rockwell Transportation, Inc., we maintain a partially uninsured workers' compensation plan. Under the policy, the Company's self-insurance retention is $350,000 per occurrence and $630,370 in aggregate coverage for the policy year ending July 1, 2016. The total amount at December 31, 2015 by which retention limits exceed the claims paid and accrued is approximately $630,000 for the policy year ending July 1, 2016. Estimated additional future claims subject to payment by the Company of approximately $127,349 has been accrued for the year ended December 31, 2015.

        At December 31, 2015, approximately $400,000 was held in cash collateral and escrow by the insurance carrier for workers' compensation insurance. At December 31, 2015 amounts held in cash collateral and escrow are included in prepaid expenses and other non-current assets in the consolidated financial statements.

16. SUBSEQUENT EVENT

        In February 2016, we announced that we entered into exclusive licensing and manufacturing supply agreements with Wanbang Biopharmaceutical Co., Ltd. ("Wanbang"), a subsidiary of Shanghai Fosun Pharmaceutical (Group) Co., Ltd., for the rights to commercialize the Company's Triferic® and Calcitriol drugs for ESRD patients, that also includes new therapeutic indications for Triferic®, in the People's Republic of China. Triferic® is the Company's proprietary iron replacement and hemoglobin maintenance drug for treating anemia. Calcitriol is the Company's generic (active vitamin D) injection for treatment of secondary hyperparathyroidism in dialysis patients.

        Under the terms of the agreement, Wanbang will become the exclusive distributor for Triferic® and Calcitriol in China for an initial commercial term of 10 years, with an extended term of 10 or more years based on achievement of annual minimum purchase requirements. In consideration for the exclusive rights, the Company will receive an upfront fee plus regulatory and revenue milestone payments totaling $39 million in aggregate of which $4 million was received in February 2016. Rockwell

ROCKWELL MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. SUBSEQUENT EVENT (Continued)

will receive ongoing earnings from product sales of Triferic® and Calcitriol, and other additional Triferic® therapeutic indications in China. The Company retains manufacturing responsibility for all products subject to this agreement. Wanbang is required to achieve annual minimum purchase requirements to retain exclusive commercialization rights. In addition to the hemodialysis indication, Wanbang has the exclusive right to develop and commercialize Triferic® for new therapeutic indications for the Chinese market. Wanbang is responsible for all clinical, regulatory and marketing expenses for Triferic® and Calcitriol in China as well as development and regulatory costs for new Triferic® indications.

17. QUARTERLY RESULTS OF OPERATIONS

        The following is a summary of the quarterly results of operations for the years ended December 31, 2015 and 2014.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015
Sales	$13,883,961	$12,955,576	$14,378,528	$14,132,637
Cost of Sales	11,571,618	10,889,619	11,875,122	12,076,489

Gross Profit	2,312,343	2,065,957	2,503,406	2,056,148
Selling, General and Administrative	5,325,761	3,835,596	3,827,904	6,089,606
Research and Product Development	799,591	885,259	1,246,727	2,029,736

Operating Income (Loss)	(3,813,009)	(2,654,898)	(2,571,225)	(6,063,194)
Interest and Investment Income, net	113,815	118,151	156,672	293,238
Interest Expense	—	—	—	—

Income (Loss) Before Income Taxes	(3,699,194))	(2,536,747)	(2,414,553)	(5,769,956)
Income Tax Expense	—	—	—	—

Net Income (Loss)	$(3,699,194)	$(2,536,747)	$(2,414,553)	$(5,769,956)

Basic And Diluted Earnings (Loss) Per Share	$(.07)	$(.05)	$(.05)	$(.12)

ROCKWELL MEDICAL, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17. QUARTERLY RESULTS OF OPERATIONS (Continued)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014
Sales	$12,963,652	$13,033,361	$13,743,778	$14,447,653
Cost of Sales	11,283,694	11,014,469	11,473,961	11,871,106

Gross Profit	1,679,958	2,018,892	2,269,817	2,576,547
Selling, General and Administrative	4,090,199	4,214,205	4,098,835	5,917,480
Research and Product Development	4,615,197	186,695	1,301,824	1,679,878

Operating Income (Loss)	(7,025,438)	(2,382,008)	(3,130,842)	(5,020,811)
Interest and Investment Income, net	74,215	69,633	55,263	187,144
Interest Expense	854,303	858,003	892,027	1,549,980

Income (Loss) Before Income Taxes	(7,805,526)	(3,170,378)	(3,967,606)	(6,383,647)
Income Tax Expense	—	—	—	—

Net Income (Loss)	$(7,805,526)	$(3,170,378)	$(3,967,606)	$(6,383,647)

Basic And Diluted Earnings (Loss) Per Share	$(.20)	$(.08)	$(.10)	$(.14)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Additions	(Deductions)	Balance at End of Period
Allowance for Doubtful Accounts:
Year ended December 31, 2015	$52,213	$72,877	$(49,930)	$75,160
Year ended December 31, 2014	$37,392	$40,714	$(25,893)	$52,213
Year ended December 31, 2013	$26,257	$37,392	$(23,474)	$37,392
Inventory Reserve:
Year ended December 31, 2015	$27,274	$59,581	$(76,193)	$10,662
Year ended December 31, 2014	$35,009	$19,701	$(27,435)	$27,274
Year ended December 31, 2013	$27,579	$105,647	$(98,217)	$35,009
Deferred Tax Asset Valuation Allowance:
Year ended December 31, 2015	$69,307,000	$—	$(293,000)	$69,014,000
Year ended December 31, 2014	$56,272,000	$13,035,000	$—	$69,307,000
Year ended December 31, 2013	$38,266,000	$18,006,000	$—	$56,272,000

        Allowances and reserves are deducted from the accounts to which they apply.

S-1