Form 10-Q
period 2016-03-31
ROCKWELL MEDICAL, INC.
filed 2016-05-10
CIK 1041024

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 30, 2016
Common Stock, no par value	51,526,877 shares

Rockwell Medical, Inc.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

ROCKWELL MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

As of March 31, 2016 and December 31, 2015

(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Cash and Cash Equivalents	$30,007,500	$31,198,182
Investments Available for Sale	39,435,500	39,482,732
Accounts Receivable, net of a reserve of $35,000 in 2016 and $75,000 in 2015	6,223,520	5,046,733
Inventory	9,163,932	7,871,780
Other Current Assets	931,774	1,026,889
Total Current Assets	85,762,226	84,626,316

Property and Equipment, net	1,690,116	1,646,568
Intangible Assets	123,944	165,657
Goodwill	920,745	920,745
Other Non-current Assets	600,687	462,839
Total Assets	$89,097,718	$87,822,125

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts Payable	$4,420,468	$3,995,216
Accrued Liabilities	3,494,794	3,831,356
Customer Deposits	93,646	264,879
Total Current Liabilities	8,008,908	8,091,451

Deferred License Revenue	20,883,712	17,410,852

Shareholders’ Equity:
Common Shares, no par value, 51,526,877 and 51,501,877 shares issued and outstanding	260,530,213	257,773,494
Accumulated Deficit	(199,362,386)	(194,538,176)
Accumulated Other Comprehensive Income	(962,729)	(915,496)
Total Shareholders’ Equity	60,205,098	62,319,822
Total Liabilities And Shareholders’ Equity	$89,097,718	$87,822,125

The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED INCOME STATEMENTS

For the three months ended March 31, 2016 and March 31, 2015

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Sales	$13,627,048	$13,883,961
Cost of Sales	11,932,122	11,571,618
Gross Profit	1,694,926	2,312,343
Selling, General and Administrative	4,986,741	5,325,761
Research and Product Development	1,314,430	799,591
Operating Income (Loss)	(4,606,245)	(3,813,009)
Interest and Investment Income, net	186,562	113,815
Interest Expense	—	—
Income (Loss) Before Income Taxes	(4,419,683)	(3,699,194)
Income Tax Expense	404,527	—
Net Income (Loss)	$(4,824,210)	$(3,699,194)

Basic Income (Loss) per Share	$(0.10)	$(0.07)

Diluted Income (Loss) per Share	$(0.10)	$(0.07)

The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the three months ended March 31, 2016 and March 31, 2015

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
Net Income (Loss)	$(4,824,210)	$(3,699,194)
Unrealized Gain (Loss) on Available-for-Sale Investments	(47,232)	70,198
Comprehensive Income (Loss)	$(4,871,442)	$(3,628,996)

The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For The Three Months Ended March 31, 2016

(Unaudited)

				ACCUMULATED
				OTHER	TOTAL
	COMMON SHARES		ACCUMULATED	COMPREHENSIVE	SHAREHOLDER’S
	SHARES	AMOUNT	DEFICIT	INCOME (LOSS)	EQUITY
Balance as of December 31, 2015	51,501,877	$257,773,494	$(194,538,176)	$(915,496)	$62,319,822

Net Loss	—	—	(4,824,210)	—	(4,824,210)
Unrealized Loss on Available-For-Sale Securities				(47,232)	(47,232)

Issuance of Common Shares	25,000	77,250	—	—	77,250

Stock Option Based Expense	—	1,589,028	—	—	1,589,028

Restricted Stock Amortization	—	1,090,440	—	—	1,090,440

Balance as of March 31, 2016	51,526,877	$260,530,212	$(199,362,386)	$(962,728)	$60,205,098

The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2016 and March 31, 2015

(Unaudited)

	2016	2015

Cash Flows From Operating Activities:
Net (Loss)	$(4,824,210)	$(3,699,194)
Adjustments To Reconcile Net Loss To Net Cash Used In Operating Activities:
Depreciation and Amortization	200,089	207,858
Share Based Compensation- Employees	2,679,468	3,292,584
Restricted Stock Tendered in Satisfaction of Tax Liabilities	—	(1,463,601)
Loss on Disposal of Assets	506	2,424

Changes in Assets and Liabilities:
(Increase) in Accounts Receivable	(1,176,787)	(193,829)
(Increase) in Inventory	(1,292,152)	(1,275,821)
(Increase) in Other Assets	(42,733)	(226,301)
Increase (Decrease) in Accounts Payable	425,252	(156,661)
Increase (Decrease) in Other Liabilities	(507,795)	691,984
Deferred License Revenue	3,472,860	(493,227)
Changes in Assets and Liabilities	878,645	(1,653,855)
Cash (Used In) Operating Activities	(1,065,502)	(3,313,784)

Cash Flows From Investing Activities:
Purchase of Equipment	(202,430)	(77,705)
Proceeds from Sale of Assets	—	4,800
Cash Provided By (Used In) Investing Activities	(202,430)	(72,905)

Cash Flows From Financing Activities:
Proceeds from the Issuance of Common Shares	77,250	918,884
Cash Provided By Financing Activities	77,250	918,884

Increase (Decrease) In Cash	(1,190,682)	(2,467,805)
Cash At Beginning Of Period	31,198,182	65,800,451
Cash At End Of Period	$30,007,500	$63,332,646

Supplemental Cash Flow disclosure

	2016	2015

Interest Paid	$—	$—

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

2.  Summary of Significant Accounting Policies

Basis of Presentation

Our consolidated financial statements include our accounts and the accounts for our wholly owned subsidiary, Rockwell Transportation, Inc.  All intercompany balances and transactions have been eliminated in consolidation. The accompanying consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America, or “GAAP,” and with the instructions to Form 10-Q and Securities and Exchange Commission Regulation S-X as they apply to interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The balance sheet at December 31, 2015 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

In the opinion of our management, all adjustments have been included that are necessary to make the financial statements not misleading. All of these adjustments that are material are of a normal and recurring nature. Our operating results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016. You should read our unaudited interim financial statements together with the financial statements and related footnotes for the year ended December 31, 2015 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 includes a description of our significant accounting policies.

In February 2016, the Financial Accounting Standards Board issued ASU 2016-02, Leases, which supersedes current lease accounting requirements. This new ASU requires lessees to recognize a right-of-use asset and related lease liability for all leases, with limited exception for short-term leases. This new guidance will be effective for the Company’s fiscal year ending December 31, 2019. Upon implementation, the Company’s lease payment obligations will be recognized at their estimated present value along with a corresponding right-of-use asset. Lease expense recognition will be generally consistent with current practice.

Revenue Recognition

Our policy is to recognize revenue consistent with authoritative guidance for revenue recognition including the provisions of the Financial Accounting Standards Board Accounting Standards Codification.   We recognize revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery (or passage of title) has occurred or services have been rendered, (iii) the seller’s price to the buyer is fixed or determinable, and (iv) collectability is reasonably assured.

Consistent with these guidelines we recognize revenue at the time we transfer title to our products to our customers which generally occurs when our products are delivered to our customer’s location consistent with our terms of sale.  We recognize revenue for international shipments when title has transferred consistent with standard terms of sale.

We apply judgment as we analyze each element of our contractual agreements to determine appropriate revenue recognition.  The terms of our contractual agreements may include milestone payments if specified research and development objectives are achieved, non-refundable licensing fees, milestone payments on sales or royalties from product sales.

When entering into an arrangement, we first determine whether the arrangement includes multiple deliverables and is subject to the accounting guidance in ASC subtopic 605-25, Multiple-Element Arrangements. If we determine that an arrangement includes multiple elements, we determine whether the arrangement should be divided into separate units of accounting and how the arrangement consideration should be measured and allocated among the separate units of accounting. An element qualifies as a separate unit of accounting when the delivered element has standalone value to the customer. Our arrangements do not include a general right of return relative to delivered elements. Any delivered elements that do not qualify as separate units of accounting are combined with other undelivered elements within the arrangement as a single unit of accounting. If the arrangement constitutes a single combined unit of accounting, we determine the revenue recognition method for the combined unit of accounting and recognize the revenue either on a straight-line basis or on a modified proportional performance method over the period from inception through the date the last deliverable within the single unit of accounting is delivered.

Non-refundable upfront license fees are recorded as deferred revenue and recognized into revenue over the estimated period of our substantive performance obligations. If we do not have substantive performance obligations, we recognize non-refundable upfront fees into revenue through the date the deliverable is satisfied. Analyzing the arrangement to identify deliverables requires the use of judgment and each deliverable may be an obligation to deliver services, a right or license to use an asset, or another performance obligation. In arrangements that include license rights and other non-contingent deliverables, such as participation in a steering committee, these deliverables do not have standalone value because the non-contingent deliverables are dependent on the license rights. That is, the non-contingent deliverables would not have value without the license rights, and only we can perform the related services. Upfront license rights and non-contingent deliverables, such as participation in a steering committee, do not have standalone value as they are not sold separately and they cannot be resold. In addition, when non-contingent deliverables are sold with upfront license rights, the license rights do not represent the culmination of a separate earnings process. As such, we account for the license and the non-contingent deliverables as a single combined unit of accounting. In such instances, the license revenue in the form of non-refundable upfront payments is deferred and recognized over the applicable relationship period.

For milestone payments based on sales and for royalties based on sales, we recognize revenue in the quarter that the information related to the sales becomes available and collectability is reasonably assured.

We received an upfront payment of $4 million pursuant to our License Agreement with Wanbang Biopharmaceutical Co., Ltd. (“Wanbang”), a subsidiary of Shanghai Fosun Pharmaceutical (Group) Co., Ltd. in February 2016.  Deferred license revenue is being recognized over the term of the license agreement.

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

We recognize other revenues at the time the related fees and or payments are earned.

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

Investments Available for Sale

Investments Available for Sale are short-term investments, consisting of investments in short term duration bond funds, and are stated at fair value based upon observed market prices (Level 1 in the fair value hierarchy).  These funds generally hold high credit quality short term debt instruments.  These instruments are subject to changes in fair market value due primarily to changes in interest rates.  The fair value of these investments was $39,435,500 as of March 31, 2016.  Unrealized holding gains or losses on these securities are included in accumulated other comprehensive income (loss).  Realized gains and losses, including declines in value judged to be other-than-temporary on available-for-sale securities are included as a component of other income or expense.  Gross unrealized gains were $86,321 and gross unrealized losses were $1,049,049 as of March 31, 2016.  There were no realized gains or losses in the first quarter of 2016.

The Company has evaluated the near term interest rate environment and the expected holding period of the investments along with the duration of the fund portfolios in assessing the severity and duration of the potential impairment. Based on that evaluation the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2016.

Research and Product Development

We recognize research and product development expenses as incurred.  We incurred product development and research costs related to the commercial development, patent approval and regulatory approval of new products aggregating approximately $1.3 million and $0.8 million for the three months ended March 31, 2016 and 2015, respectively.

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

	Three Months Ended
	March 31,
	2016	2015
Basic Weighted Average Shares Outstanding	50,673,031	49,667,434
Effect of Dilutive Securities	—	—
Diluted Weighted Average Shares Outstanding	50,673,031	49,667,434

3.  Inventory

Components of inventory as of March 31, 2016 and December 31, 2015 are as follows:

	March 31,	December 31,
	2016	2015
Raw Materials	$6,679,377	$5,504,915
Work in Process	190,978	165,910
Finished Goods	2,293,577	2,200,955
Total	$9,163,932	$7,871,780

4.     Contractual Agreement Revenue

On February 16, 2016, we announced that we entered into exclusive licensing and manufacturing supply agreements with Wanbang Biopharmaceutical Co., Ltd. (“Wanbang”), a subsidiary of Shanghai Fosun Pharmaceutical (Group) Co., Ltd., for the rights to commercialize the Company’s Triferic® and Calcitriol drugs for ESRD patients, that also includes new therapeutic indications for Triferic®, in the People’s Republic of China, (the “Wanbang Agreement”).

Under the terms of the Wanbang Agreement, we received an upfront payment of $4 million which we are recognizing over the term of the agreement.  Rockwell may also receive milestone payments upon achievement of certain regulatory milestones in the future.

Contingent upon and following regulatory approval of each drug in connection with the Wanbang Agreement, Rockwell would receive ongoing earnings from product sales which would be recognized in the period that the sales are reported.  In addition, Rockwell could also receive sales milestone payments or additional regulatory milestone payments.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this report. References in this report to the “Company,” “we,” “our” and “us” are references to Rockwell Medical, Inc. and its subsidiary.

Forward-Looking Statements

We make forward-looking statements in this report and may make such statements in future filings with the Securities and Exchange Commission, or SEC.  We may also make forward-looking statements in our press releases or other public or shareholder communications.  Our forward-looking statements are subject to risks and uncertainties and include information about our expectations and possible or assumed future results of our operations.  When we use words such as “may,” “might,” “will,” “should,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” “predict,” “forecast,” “projected,” “intend,” or similar expressions, or make statements regarding our intent, belief, or current expectations, we are making forward-looking statements.  Our forward looking statements also include, without limitation, statements about our competitors, statements regarding Triferic® also known as Ferric Pyrophosphate Citrate or SFP and Calcitriol and statements regarding our anticipated future financial condition, operating results, cash flows and business plans.

We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements.  While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which are based on information available to us on the date of this report or, if made elsewhere, as of the date made.  Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different.  Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed in this report, and from time to time in our other reports filed with the SEC, including, without limitation, in “Item 1A — Risk Factors” in our Form 10-K for the year ended December 31, 2015.

Risks Related To Our Drug Business

•                  Although Triferic® has been approved by the FDA and was recently made available for commercial use, we may not be able to commercialize it successfully.

•                  Triferic® is currently limited to use in adult patients receiving hemodialysis treatments and has not been approved for other indications.  Regulatory approval for any approved product is limited by the FDA to those specific indications and conditions for which clinical safety and efficacy have been demonstrated, which may limit our ability to market our drug products

•                  If we do not obtain protection under the Hatch-Waxman Act to extend patent protection for Triferic®, our business may be harmed.

•                  Although Calcitriol has been approved by the FDA, we may not be able to commercialize it successfully.

•                  We may not be successful in obtaining foreign regulatory approvals or in arranging an out-licensing or other venture to realize commercialization of our drug products outside of the United States. Even if we are successful in out-licensing our drug products, the licensee or partner may not be effective at marketing our products in certain markets or at all.

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

In January 2015, we received U.S. FDA approval for Triferic®, our innovative iron replacement drug which is the only FDA-approved drug indicated to replace iron and maintain hemoglobin in hemodialysis patients.

Following FDA approval, we successfully completed the scale up of Triferic®’s active pharmaceutical ingredient to commercial scale production which should enable us to meet expected demand and  reduce our unit cost. We also established redundancy in our supply chain to help ensure an uninterrupted and adequate product supply of our active pharmaceutical ingredient in Triferic.

We submitted and received a Medicare reimbursement code from the Centers for Medicare & Medicaid Services (“CMS”) in May 2015, further paving the way for our commercialization efforts. Late in 2015, following the completion of their public comment period for 2016 reimbursement guidance, we met with CMS to evaluate the pathway for separate transitional add-on reimbursement for Triferic®. Since then, we have been actively working to obtain transitional add-on reimbursement for Triferic®, which would allow customers to receive a separate, higher reimbursement for Triferic® to cover their costs of converting to a new innovative therapy. We believe Triferic® meets the criteria for add-on reimbursement and that dialysis patients will greatly benefit from the use of Triferic®. If add-on reimbursement is granted, it is expected to be available for two years and may give dialysis providers additional incentive to adopt Triferic®.

We intend to develop other therapeutic indications that Triferic® can serve. We are continuing our development work on peritoneal dialysis, total parenteral nutrition and other indications. In addition, we initiated clinical study work on an orphan indication. We intend to license our other Triferic® indications to partners who can optimize the commercial opportunities.  We also continue to evaluate opportunities to in-license other products that will complement our product portfolio.

In addition to marketing Triferic, we are working to produce sufficient inventory to begin marketing Calcitriol, our FDA approved generic Vitamin-D injection.  We are dependent upon contract manufacturing organizations to manufacture Calcitriol for us. On May 4, 2016 we announced that our third party contract manufacturer found that one of the inactive ingredients used in completed Calcitriol product earmarked for commercial sale was out of specification for stability. The stability issue is not related to the active pharmaceutical ingredient in Calcitriol, which is supplied by a different manufacturer. Rockwell is working closely with its contract manufacturer to resolve this issue in a timely manner. We expect to begin marketing Calcitriol as soon as production issues are addressed and product is produced within prescribed specifications and stability standards, which is currently expected to occur in the third quarter of 2016.

Nearly all of our revenue in 2015 and in the first quarter of 2016 was from our dialysis concentrate business. We supply approximately 25% of the domestic market with dialysis concentrates and we also supply dialysis concentrates to distributors serving a number of foreign countries, primarily in the Americas as well as the Pacific Rim.

Under our October 2014 Distribution Agreement with Baxter Healthcare Corporation, a leading global dialysis products supplier, Baxter is the exclusive distributor of our dialysis concentrates in the United States and certain foreign markets.  Rockwell receives a pre-defined gross profit margin on its products sold through Baxter which adjusts each year over the ten year term of the agreement and is subject to an annual true-up.  Baxter  must achieve certain growth targets to maintain its exclusivity under the Distribution Agreement. The Distribution Agreement does not include our drug products.

Recent Developments

We are making significant progress regarding our international business development efforts for Triferic®, including securing a licensing agreement with Wanbang Biopharmaceutical for the rights to commercialize our Triferic® and Calcitriol drugs for ESRD patients in the People’s Republic of China.  We believe that China will ultimately become a significant market for the Company due to its large and growing dialysis population with a hemodialysis market projected to become the largest in the world over the next several years as projected by industry participants. It is a market that we also expect will provide an ideal opportunity for our other Triferic® therapeutic indications. We have a strategy for each major market and region and we are actively pursuing other licensing and distribution arrangements.

Additionally, we received FDA approval for our Triferic® Powder Packet on April 25, 2016. This packaging presentation will reduce our future production and distribution costs considerably compared to our Triferic® solution in an ampule. We are developing additional presentations of Triferic® to meet the unique needs of targeted international markets.

Results of Operations for the Three Months Ended March 31, 2016 and March 31, 2015

Sales

Our sales in the first quarter of 2016 were $13.6 million which was $0.3 million or 1.9% less than in the first quarter of 2015.  Our domestic dialysis concentrate products revenue in the first quarter of 2016 was $0.3 million higher and our international dialysis concentrate revenue was $0.1 million lower than the first quarter of 2015.  Third party contract manufacturing sales in the first quarter of 2016 were $0.5 million lower due to the cessation of contract manufacturing for a certain non-hemodialysis customer in the second quarter of 2015.

We continued our sales and market development work with Triferic® while we work to obtain transitional add on reimbursement for the drug.  Until we obtain transitional add-on reimbursement, or until we cease trying to obtain it, we expect Triferic® sales activity to not be significant.

Gross Profit

Gross profit in the first quarter of 2016 was $1.7 million which was $0.6 million less than in the first quarter of 2015.  We were required to recognize $0.3 million of value add taxes in conjunction with the $4 million payment received from Wanbang in consideration of the license agreement.    Gross profit was also lower due to lower contract manufacturing sales compared to the first quarter of 2015.

Selling, General and Administrative Expense

Selling, general and administrative expense during the first quarter of 2016 was $5.0 million compared to $5.3 million in the first quarter of 2015.   The decrease in expense was primarily due to the $0.6 million decrease in non-cash equity compensation to $2.7 million in the first quarter of 2016.  An increase in expenses for personnel, marketing, drug business administration and intellectual property of approximately $0.3 million partially offset the decrease.

Research and Product Development Expense

We incur research and product development costs related to the commercial development, patent approval and regulatory approval of new products, including Triferic® and other clinical indications for Triferic®, in various markets and jurisdictions.  These expenses increased to $1.3 million in the first quarter of 2016 from $0.8 million in the first quarter of 2015 due to work on the additional indications and regulatory approvals.

Interest and Investment Income, Net

Our net interest and investment income was $0.2 million compared to net income of $0.1 million in the first quarter of 2015.  The increase in net investment income was due to a higher level of invested funds.

Income Tax Expense

We recognized approximately $0.4 million in income tax expense in the first quarter of 2016 compared to no income tax expense in the first quarter of 2015. Our income tax expense pertains to foreign income taxes paid related to license payments received  under the Wanbang Agreement.  The amount of foreign income tax paid can be credited against future U.S. tax liabilities and carried forward to offset future US income tax liabilities.

Liquidity and Capital Resources

We have adequate capital resources and substantial liquidity to pursue our business strategy.

As of March 31, 2016, we had current assets of $85.8 million and net working capital of $77.8 million.  We have approximately $69.4 million in cash and investments as of March 31, 2016. Our uses of cash have primarily been for research and product development, investments in inventory to support our product launches and for operating expenses.  Cash flow from operations used $1.1 million in the first quarter of 2016, which included research and development expenses of $1.3 million and an increase of $1.3 million in inventory levels.  We also received $3.3 million net of taxes pursuant to the Wanbang Agreement. Our capital expenditures were $0.2 million and were roughly equivalent to our depreciation and amortization costs.

We anticipate that we will increase our inventory and accounts receivable as we increase our drug product sales.  We also expect to invest in research and product development in 2016 as we work to expand potential uses for Triferic®, although spending on these indications is expected to be minor in relation to the Company’s current cash resources.  We believe that we have adequate capital resources to make these investments in accounts receivable, inventory and research and product development.  We expect to generate positive cash flow from operations upon increased sales of our drug products.

We have no long term debt as of March 31, 2016 and do not expect to incur interest expense in 2016.

We are in the process of evaluating a potential expansion of our dialysis concentrate business to the western region of the United States where we currently have only a minor presence.  Under the terms of our Distribution Agreement, capital spending related to such an expansion would be funded through payments by Baxter of $5 million upon commencement of construction and up to $5 million following completion. Other capital expenditures on our current facilities are not expected to materially exceed depreciation expense.  We intend to source our drug products from contract manufacturing organizations.

The Company is in discussions with multiple potential business development partners to out-license rights to Rockwell’s products outside the United States.  Such licensing arrangements often include upfront fees, research and development milestones, other developmental milestone payments and royalties.  If such licensing arrangements are negotiated for certain markets, we may receive such consideration in the future in addition to those we are already entitled to receive under existing agreements including our recently completed licensing agreement for China.  In addition to the initial milestone payment under the Wanbang Agreement, we may receive up to an additional $35 million over the life of the agreement in regulatory and revenue milestone payments plus ongoing earnings on product sales.  We are also considering other business development arrangements including joint ventures, partnerships and other transactions related to our products or other future products that we may develop or license.

Our contractual obligations are described in our Form 10-K for the year ended December 31, 2015.  There have been no material changes to that information since December 31, 2015 except as described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Pending their use in the operating business, we have invested $39.4  million in available for sale securities that are invested in short term bond funds, which typically yield higher returns than the interest realized in money market funds.  While these funds hold bonds of short duration, their market value is affected by changes in interest rates.  Increases in interest rates will reduce the market value of bonds held in these funds and we may incur unrealized losses from the reduction in market value of the fund.  If we liquidate our position in these funds, those unrealized losses may result in realized losses that exceed the interest and dividends earned from those funds. However, due to the short duration of these short term bond fund portfolios, we do not believe that a hypothetical 100 basis point increase or decrease in interest rates will have a material impact on the value of our investment portfolio.

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

PART II — OTHER INFORMATION

Item 1A. Risk Factors

For information regarding risk factors affecting us, see “Risk Factors” in Item 1A of Part I of our 2015 Annual Report on Form 10-K. There have been no material changes to the risk factors described in such Form 10-K.

Item 6. Exhibits

See Exhibit Index following the signature page, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKWELL MEDICAL, INC.
(Registrant)

Date: May 10, 2016	/s/ ROBERT L. CHIOINI
Robert L. Chioini
President and Chief Executive Officer (principal executive officer) (duly authorized officer)

Date: May 10, 2016	/s/ THOMAS E. KLEMA
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