Form 10-Q
period 2016-06-30
ROCKWELL MEDICAL, INC.
filed 2016-08-09
CIK 1041024

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 29, 2016
Common Stock, no par value	51,526,877 shares

Rockwell Medical, Inc.

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements

ROCKWELL MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

As of June 30, 2016 and December 31, 2015

(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Cash and Cash Equivalents	$23,821,780	$31,198,182
Investments Available for Sale	40,612,423	39,482,732
Accounts Receivable, net of a reserve of $37,000 in 2016 and $75,000 in 2015	7,590,137	5,046,733
Inventory	11,009,676	7,871,780
Other Current Assets	943,173	1,026,889
Total Current Assets	83,977,189	84,626,316

Property and Equipment, net	1,561,913	1,646,568
Intangible Assets	82,351	165,657
Goodwill	920,745	920,745
Other Non-current Assets	600,687	462,839
Total Assets	$87,142,885	$87,822,125

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts Payable	$4,976,192	$3,995,216
Accrued Liabilities	4,122,854	3,831,356
Customer Deposits	79,822	264,879
Total Current Liabilities	9,178,868	8,091,451

Deferred License Revenue	20,333,845	17,410,852

Shareholders’ Equity:
Common Shares, no par value, 51,526,877 and 51,501,877 shares issued and outstanding	263,073,468	257,773,494
Accumulated Deficit	(204,723,532)	(194,538,176)
Accumulated Other Comprehensive Income	(719,764)	(915,496)
Total Shareholders’ Equity	57,630,172	62,319,822
Total Liabilities And Shareholders’ Equity	$87,142,885	$87,822,125

The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED INCOME STATEMENTS

For the three and six months ended June 30, 2016 and June 30, 2015

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Sales	$13,452,517	$12,955,576	$27,079,565	$26,839,537
Cost of Sales	11,962,989	10,889,619	23,895,111	22,461,237
Gross Profit	1,489,528	2,065,957	3,184,454	4,378,300
Selling, General and Administrative	5,014,370	3,835,596	10,001,111	9,161,357
Research and Product Development	2,063,324	885,259	3,377,754	1,684,850
Operating Income (Loss)	(5,588,166)	(2,654,898)	(10,194,411)	(6,467,907)
Interest and Investment Income, net	227,020	118,151	413,582	231,966
Income (Loss) Before Income Taxes	(5,361,146)	(2,536,747)	(9,780,829)	(6,235,941)
Income Tax Expense	—	—	404,527	—
Net Income (Loss)	$(5,361,146)	$(2,536,747)	$(10,185,356)	$(6,235,941)

Basic Earnings (Loss) per Share	$(0.11)	$(0.05)	$(0.20)	$(0.12)

Diluted Earnings (Loss) per Share	$(0.11)	$(0.05)	$(0.20)	$(0.12)

The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the three and six months ended June 30, 2016 and June 30, 2015

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net Income (Loss)	$(5,361,146)	$(2,536,747)	$(10,185,356)	$(6,235,941)
Unrealized Gain (Loss) on Available-for-Sale Investments	242,965	(182,623)	195,732	(112,424)
Comprehensive Income (Loss)	$(5,118,181)	$(2,719,370)	$(9,989,624)	$(6,348,365)

The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For The Six Months Ended June 30, 2016

(Unaudited)

				ACCUMULATED
				OTHER	TOTAL
	COMMON SHARES		ACCUMULATED	COMPREHENSIVE	SHAREHOLDER’S
	SHARES	AMOUNT	DEFICIT	INCOME (LOSS)	EQUITY
Balance as of December 31, 2015	51,501,877	$257,773,494	$(194,538,176)	$(915,496)	$62,319,822

Net Loss	—	—	(10,185,356)	—	(10,185,356)
Unrealized Gain (Loss) on Available-For-Sale Securities				195,732	195,732

Issuance of Common Shares	25,000	77,250	—	—	77,250

Stock Option Based Expense	—	3,041,844	—	—	3,041,844

Restricted Stock Amortization	—	2,180,880	—	—	2,180,880

Balance as of June 30, 2016	51,526,877	$263,073,468	$(204,723,532)	$(719,764)	$57,630,172

The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2016 and June 30, 2015

(Unaudited)

	2016	2015

Cash Flows From Operating Activities:
Net (Loss)	$(10,185,356)	$(6,235,941)
Adjustments To Reconcile Net Loss To Net Cash Used In Operating Activities:
Depreciation and Amortization	395,990	408,327
Share Based Compensation- Employees	5,222,723	4,994,272
Restricted Stock Tendered in Satisfaction of Tax Liabilities	—	(2,912,859)
Loss on Disposal of Assets	258	2,424
(Gain) on Sale of Investments Available for Sale	(3,302)	—

Changes in Assets and Liabilities:
(Increase) Decrease in Accounts Receivable	(2,543,404)	533,187
(Increase) in Inventory	(3,137,896)	(2,394,836)
(Increase) in Other Assets	(54,132)	(338,954)
Increase (Decrease) in Accounts Payable	980,981	(974,672)
Increase (Decrease) in Other Liabilities	106,441	(1,797,325)
Deferred License Revenue	2,922,993	(986,454)
Changes in Assets and Liabilities	(1,725,017)	(5,959,054)
Cash (Used In) Operating Activities	(6,294,704)	(9,702,831)

Cash Flows From Investing Activities:
Purchase of Investments Available for Sale	(9,259,648)	(20,300,000)
Sale of Investments Available for Sale	8,328,987	—
Purchase of Equipment	(229,287)	(208,613)
Proceeds from Sale of Assets	1,000	4,800
Cash Provided By (Used In) Investing Activities	(1,158,948)	(20,503,813)

Cash Flows From Financing Activities:
Proceeds from the Issuance of Common Shares	77,250	1,552,068
Cash Provided By Financing Activities	77,250	1,552,068

Increase (Decrease) In Cash	(7,376,402)	(28,654,576)
Cash At Beginning Of Period	31,198,182	65,800,451
Cash At End Of Period	$23,821,780	$37,145,875

Supplemental Cash Flow disclosure	2016	2015

Interest Paid	$—	$—

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

We are regulated by the Federal Food and Drug Administration (“FDA”) under the Federal Drug and Cosmetics Act, as well as by other federal, state and local agencies.  We hold several FDA product approvals including both drugs and medical devices.

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

In the opinion of our management, all adjustments have been included that are necessary to make the financial statements not misleading. All of these adjustments that are material are of a normal and recurring nature. Our operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016. You should read our unaudited interim financial statements together with the financial statements and related footnotes for the year ended December 31, 2015 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Our

Annual Report on Form 10-K for the fiscal year ended December 31, 2015 includes a description of our significant accounting policies.

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

Investments Available for Sale

Investments Available for Sale are short-term investments, consisting of investments in short term bond funds, and are stated at fair value based upon observed market prices (Level 1 in the fair value hierarchy).  These funds generally hold high credit quality short term debt instruments.  These instruments are subject to changes in fair market value due primarily to changes in interest rates.  The fair value of these investments was $40,612,423 as of June 30, 2016.  Unrealized holding gains or losses on these securities are included in accumulated other comprehensive income (loss).  Realized gains and losses, including declines in value judged to be other-than-temporary on available-for-sale securities are included as a component of other income or expense.  Gross unrealized gains were $42,758 and gross unrealized losses were $762,522 as of June 30, 2016.  Realized gains in the second quarter of 2016 and year to date were $106,879 while realized losses were $103,577.

The Company has evaluated the near term interest rate environment and the expected holding period of the investments along with the duration of the fund portfolios in assessing the severity and duration of potential impairments. Based on that evaluation the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2016.

Research and Product Development

We recognize research and product development expenses as incurred.  We incurred product development and research costs related to the commercial development, patent approval and regulatory approval of new products aggregating approximately $2.1 million and $3.4 million for the three and six months ended June 30, 2016, respectively.

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

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Basic Weighted Average Shares Outstanding	50,676,877	50,069,729	50,674,954	49,869,693
Effect of Dilutive Securities	—	—	—	—
Diluted Weighted Average Shares Outstanding	50,676,877	50,069,729	50,674,954	49,869,693

3.  Inventory

Components of inventory as of June 30, 2016 and December 31, 2015 are as follows:

	June 30,	December 31,
	2016	2015
Raw Materials	$8,060,417	$5,504,915
Work in Process	143,822	165,910
Finished Goods	2,805,437	2,200,955
Total	$11,009,676	$7,871,780

4.     Contractual Agreement Revenue

In February 2016, we entered into exclusive licensing and manufacturing supply agreements with Wanbang Biopharmaceutical Co., Ltd. (“Wanbang”), a subsidiary of Shanghai Fosun Pharmaceutical (Group) Co., Ltd., for the rights to commercialize the Company’s Triferic® and Calcitriol drugs for ESRD patients, that also includes new therapeutic indications for Triferic®, in the People’s Republic of China, (the “Wanbang Agreement”).

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

Following FDA approval, we successfully completed the scale up of Triferic®’s active pharmaceutical ingredient to commercial scale production which should enable us to meet expected demand and reduce our unit cost. We also established redundancy in our supply chain to help ensure an uninterrupted and adequate product supply of our Triferic® active pharmaceutical ingredient to support future sales efforts.

We submitted and received a Medicare reimbursement code from the Centers for Medicare & Medicaid Services (“CMS”) in May 2015. Late in 2015, following the completion of their public comment period for 2016 reimbursement guidance, we met with CMS to evaluate the pathway for separate transitional add-on reimbursement for Triferic®. Since then, we have been actively working to obtain transitional add-on reimbursement for Triferic®, which would allow customers to receive a separate, higher reimbursement for Triferic® to cover their costs of converting to a new innovative therapy. We believe Triferic® meets the criteria for add-on reimbursement and that dialysis patients will greatly benefit from the use of Triferic®. If add-on reimbursement is granted, it is expected to be available for two years and may give dialysis providers additional incentive to adopt Triferic®.

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

In addition to marketing Triferic®, we are working to produce sufficient inventory to begin marketing Calcitriol, our FDA approved generic Vitamin-D injection.  We are dependent upon contract manufacturing organizations to manufacture Calcitriol for us. On May 4, 2016 we announced that our third party contract manufacturer found that one of the inactive ingredients used in completed Calcitriol product earmarked for commercial sale was out of specification for stability. The stability issue was not related to the active pharmaceutical ingredient in Calcitriol, which is supplied by a different manufacturer. Rockwell is working closely with its contract manufacturer to resolve this issue in a timely manner. We expect to begin marketing Calcitriol as soon as production issues are addressed and product is produced within prescribed specifications and stability standards.

Nearly all of our revenue in 2015 and in the first half of 2016 was from our dialysis concentrate business. We supply approximately 25% of the domestic market with dialysis concentrates and we also supply dialysis concentrates to distributors serving a number of foreign countries, primarily in the Americas as well as the Pacific Rim.

Under our October 2014 Distribution Agreement with Baxter Healthcare Corporation, a leading global dialysis products supplier, Baxter is the exclusive distributor of our dialysis concentrates in the United States and certain foreign markets.  Rockwell receives a pre-defined gross profit margin on its products sold pursuant to the Distribution Agreement which adjusts each year over the ten year term of the agreement and is subject to an annual true-up.  Baxter must achieve certain growth targets to maintain its exclusivity under the Distribution Agreement. The Distribution Agreement does not include our drug products.

Recent Developments

We are making significant progress regarding our international business development efforts for Triferic®, including securing a licensing agreement with Wanbang Biopharmaceutical for the rights to commercialize our Triferic® and Calcitriol drugs for ESRD patients in the People’s Republic of China.  We believe that China will ultimately become a significant market for the Company due to its large and growing dialysis population with a hemodialysis market projected by some industry participants to become the largest in the world over the next several years. It is a market that we also expect will provide an ideal opportunity for our other Triferic® therapeutic indications. We have a strategy for each major market and region and we are actively pursuing other licensing and distribution arrangements.

Additionally, we received FDA approval for our Triferic® Powder Packet on April 25, 2016. This packaging presentation will reduce our future production and distribution costs considerably compared to our Triferic® solution in an ampule. We are developing additional presentations of Triferic® to meet the unique needs of targeted international markets.

Results of Operations for the Three and Six Months Ended June 30, 2016 and June 30, 2015

Sales

Our sales in the second quarter of 2016 were $13.5 million which was $0.5 million or 3.8% higher than the second quarter of 2015.  Our domestic dialysis concentrate business revenue in the second quarter of 2016 was $0.9 million or 7.7% higher than the second quarter of 2015 with approximately 2% due to higher unit volume.  Our international dialysis concentrate revenue was $0.4 million lower than the second quarter of 2015.  Nearly all of our product sales were dialysis concentrate product sales and related ancillary items.

Our sales for the first six months of 2016 were $27.1 million, an increase of $0.2 million or 0.9% over the first six months of 2015.  Our domestic concentrate business revenue increased $1.2 million or 5.2% compared to the first six months of 2015.  Domestic unit volumes increased approximately 2.8% compared to the first six months of 2015.  Our international concentrate business for the first six months of 2016 was $0.5 million or 12.5% lower than the first six months of last year.  Third party contract manufacturing sales in the first six months of 2016 were $0.6 million lower due to the cessation of contract manufacturing for a certain non-hemodialysis customer in the second quarter of 2015.

While working to obtain transitional add on reimbursement for Triferic®, we continue to market to and educate our customer base on Triferic®. But until we obtain transitional add on reimbursement, or until we cease trying to obtain it, we expect Triferic® sales activity to be insignificant. Sales of Triferic® were not material in the first six months of 2016.  We recognized approximately $0.1 million in deferred license revenue related the Wanbang Agreement during the first six months of 2016.

Gross Profit

Gross profit in the second quarter of 2016 was $1.5 million which was $0.6 million less than in the second quarter of 2015.  Manufacturing  and regulatory expenses related to manufacturing of our drug products reduced gross profit by $0.5 million in the second quarter of 2016 compared to the second quarter of last year.  Lower international sales volumes in the second quarter of 2016 resulted in lower gross profit but their effect was partially offset by higher gross profit on domestic business.

Gross profit for the first six months of 2016 was $3.2 million which was $1.2 million less than in the first six months of 2015.  Gross profit decreased by $1.0 million due to higher manufacturing and other direct costs related to our drug products which included $0.3 million in value added taxes paid on the $4 million in licensing payments received on our international licensing agreement for China.  The remainder of the decrease was due to lower gross profit on international sales due to lower international orders in the second quarter partially offset by the effect of higher domestic sales.

Selling, General and Administrative Expense

Selling, general and administrative expense during the second quarter of 2016 was $5.0 million compared to $3.8 million in the second quarter of 2015.  The increase in expense was primarily due to non-cash equity compensation costs increasing by $0.8 million. Triferic® marketing expenses and legal fees also increased over the second quarter of 2015.

Selling, general and administrative expense for the first six months of 2016 were $10.0 million compared to $9.2 million in the first six months of 2015.  The increase was primarily due to higher legal expenses of $0.3 million, increased personnel costs of $0.2 million, higher non-cash equity compensation of $0.2 million and increased Triferic® marketing expenses of $0.1 million.

Research and Product Development Expense

We incur research and product development costs related to the commercial development, patent approval and regulatory approval of new products, including Triferic® and other clinical indications for Triferic® in various markets and jurisdictions.  Research and development expense was $2.1 million and $3.4 million in the second quarter and first six months of 2016, respectively, compared to $0.9 million and $1.7 million in the second quarter and first six months of 2015, respectively, reflecting additional clinical research work for other Triferic® indications.

Interest and Investment Income, Net

Our net interest and investment income was $0.2 million in the second quarter of 2016 compared to $0.1 million in the second quarter of 2015.  For the first six months of 2016, our net interest and investment income was $0.4 million compared to $0.2 million in the first six months of 2015.  The increases in net investment income were due to a higher level of invested funds.

Income Tax Expense

We recognized approximately $0.4 million in income tax expense in the first half of 2016 compared to no income tax expense in the first half of 2015. Our income tax expense pertained to foreign income taxes paid related to license payments received under the Wanbang Agreement.  The amount of foreign income tax paid can be credited against future U.S. tax liabilities and carried forward to offset future US income tax liabilities.

Liquidity and Capital Resources

We believe we have adequate capital resources and substantial liquidity to pursue our business strategy.

As of June 30, 2016, we had current assets of $84.0 million and net working capital of $74.8 million.  We have approximately $64.4 million in cash and investments as of June 30, 2016. Our uses of cash have primarily been for research and product development, investments in inventory to support our product launches and for operating expenses.  Cash flow from operations used $6.3 million in the first six months of 2016, which included research and development expenses of $3.4 million, and increases of $3.1 million in inventory and $2.5 million in accounts receivable.  We also received $3.3 million net of taxes pursuant to the Wanbang Agreement. Our capital expenditures for the first half of 2016 were $0.2 million.

We anticipate that we will increase our inventory and accounts receivable as we increase our drug product sales.  We also expect to invest in research and product development in 2016 as we work to expand potential uses for Triferic®, although spending on these indications is expected to be minor in relation to the Company’s current cash resources.  We believe that we have adequate capital resources to make these investments in accounts receivable, inventory and research and product development.  We expect to generate positive cash flow from operations when sales of our drug products become significant.

We have no long term debt as of June 30, 2016 and do not expect to incur interest expense in 2016.

With respect to future capital equipment spending, we intend to source our drug products from contract manufacturing organizations.  Other capital expenditures on our current facilities are not expected to materially exceed depreciation expense.

The Company is in discussions with multiple potential business development partners to out-license rights to Rockwell’s products outside the United States.  Such licensing arrangements often include upfront fees, research and development milestones, other developmental milestone payments and royalties.  If such licensing arrangements are negotiated for certain markets, we may receive such consideration in the future in addition to those we are already entitled to receive under existing agreements including our recently completed licensing agreement for China.  In addition to the initial milestone payment under the Wanbang Agreement, we may receive up to an additional $35 million over the life of the agreement in regulatory and revenue milestone payments plus ongoing earnings.  We are also considering other business development arrangements including joint ventures, partnerships and other transactions related to our products or other future products that we may develop or license.

Our contractual obligations are described in our Form 10-K for the year ended December 31, 2015.  There have been no material changes to that information since December 31, 2015 except as described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Pending their use in the operating business, we have invested $40.6  million in available for sale securities that are invested in short term bond funds, which typically yield higher returns than the interest realized in money market funds.  While these funds hold bonds of short duration, their market value is affected by changes in interest rates.  Increases in interest rates will reduce the market value of bonds held in these funds and we may incur unrealized losses from the reduction in market value of the fund.  If we liquidate our position in these funds, those unrealized losses may result in realized losses that exceed the interest and dividends earned from those funds. However, due to the short duration of these short term bond fund portfolios, we do not believe that a hypothetical 100 basis point increase or decrease in interest rates will have a material impact on the value of our investment portfolio.

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

ROCKWELL MEDICAL, INC.
(Registrant)

Date: August 9, 2016	/s/ ROBERT L. CHIOINI
Robert L. Chioini
President and Chief Executive Officer
(principal executive officer) (duly authorized officer)

Date: August 9, 2016	/s/ THOMAS E. KLEMA
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