Form 10-Q
period 2016-09-30
ROCKWELL MEDICAL, INC.
filed 2016-11-07
CIK 1041024

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 28, 2016
Common Stock, no par value	51,527,711 shares

Rockwell Medical, Inc.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of September 30, 2016 and December 31, 2015

(Unaudited)

	September 30,	December 31,
	2016	2015
ASSETS
Cash and Cash Equivalents	$19,293,454	$31,198,182
Investments Available for Sale	38,434,312	39,482,732
Accounts Receivable, net of a reserve of $39,000 in 2016 and $75,000 in 2015	8,031,196	5,046,733
Inventory	11,760,269	7,871,780
Other Current Assets	2,264,583	1,026,889
Total Current Assets	79,783,814	84,626,316
Property and Equipment, net	1,506,155	1,646,568
Intangible Assets	42,555	165,657
Goodwill	920,745	920,745
Other Non-current Assets	601,187	462,839
Total Assets	$82,854,456	$87,822,125
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts Payable	$3,396,789	$3,995,216
Accrued Liabilities	3,825,374	3,831,356
Customer Deposits	91,005	264,879
Total Current Liabilities	7,313,168	8,091,451

Deferred License Revenue	19,783,978	17,410,852

Shareholders’ Equity:
Common Shares, no par value, 51,527,711 and 51,501,877 shares issued and outstanding	265,648,345	257,773,494
Accumulated Deficit	(209,286,794)	(194,538,176)
Accumulated Other Comprehensive Income	(604,241)	(915,496)
Total Shareholders’ Equity	55,757,310	62,319,822
Total Liabilities And Shareholders’ Equity	$82,854,456	$87,822,125

The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

For the three and nine months ended September 30, 2016 and September 30, 2015

(Unaudited)

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Sales	$12,814,815	$14,378,528	$39,894,380	$41,218,065
Rebates	—	—	—
Cost of Sales	11,234,934	11,875,122	35,130,045	34,336,359
Gross Profit	1,579,881	2,503,406	4,764,335	6,881,706
Selling, General and Administrative	5,070,127	3,827,904	15,071,238	12,989,261
Research and Product Development	1,261,863	1,246,727	4,639,617	2,931,577
Operating Income (Loss)	(4,752,109)	(2,571,225)	(14,946,520)	(9,039,132)
Interest and Investment Income	188,847	156,672	602,429	388,638
Interest (Expense)	—	—	—	—
Income (Loss) Before Income Taxes	(4,563,262)	(2,414,553)	(14,344,091)	(8,650,494)
Income Tax Expense	—	—	(404,527)	—
Net Income (Loss)	$(4,563,262)	$(2,414,553)	$(14,748,618)	$(8,650,494)

Basic Earnings (Loss) per Share	$(0.09)	$(0.05)	$(0.29)	$(0.17)

Diluted Earnings (Loss) per Share	$(0.09)	$(0.05)	$(0.29)	$(0.17)

The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the three and nine months ended September 30, 2016 and September 30, 2015

(Unaudited)

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Net Income (Loss)	$(4,563,262)	$(2,414,553)	$(14,748,618)	$(8,650,494)
Unrealized Gain (Loss) on Available-for-Sale Investments	115,541	(270,017)	311,273	(382,441)
Foreign Currency Translation Adjustments	(18)		(18)
Comprehensive Income (Loss)	$(4,447,739)	$(2,684,570)	$(14,437,363)	$(9,032,935)

The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the nine months ended September 30, 2016

(Unaudited)

				ACCUMULATED
				OTHER	TOTAL
	COMMON SHARES		ACCUMULATED	COMPREHENSIVE	SHAREHOLDER’S
	SHARES	AMOUNT	DEFICIT	INCOME (LOSS)	EQUITY
Balance as of December 31, 2015	51,501,877	257,773,494	(194,538,176)	(915,496)	62,319,822
Net Loss	—	—	(14,748,618)	—	(14,748,618)
Unrealized Gain on Available-for-Sale Investments	—	—	—	311,273	311,273
Foreign Currency Rate Changes	—	—	—	(18)	(18)
Issuance of Common Shares	25,834	80,161	—	—	80,161
Stock Option Based Expense	—	4,523,370	—	—	4,523,370
Restricted Stock Amortization	—	3,271,320	—	—	3,271,320
Balance as of September 30, 2016	51,527,711	$265,648,345	$(209,286,794)	$(604,241)	$55,757,310

The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2016 and September 30, 2015

(Unaudited)

	2016	2015
Cash Flows From Operating Activities:
Net (Loss)	$(14,748,618)	$(8,650,494)
Adjustments To Reconcile Net Loss To Net Cash Used In Operating Activities:
Depreciation and Amortization	583,501	608,152
Share Based Compensation—Employees	7,794,690	6,097,122
Restricted Stock Retained in Satisfaction of Tax Liabilities	—	(2,912,859)
Loss on Disposal of Assets	7,340	4,292
Loss on Sale of Investments Available for Sale	26,820	58,095
Changes in Assets and Liabilities:
(Increase) in Accounts Receivable	(2,984,463)	(1,424,485)
(Increase) in Inventory	(3,888,489)	(3,495,096)
(Increase) in Other Assets	(1,376,042)	(1,014,009)
(Decrease) in Accounts Payable	(598,427)	(71,121)
(Decrease) in Other Liabilities	(179,856)	(1,259,560)
Increase (decrease) in Deferred License Revenue	2,373,126	(1,479,681)
Changes in Assets and Liabilities	(6,654,151)	(8,743,952)
Cash (Used) In Provided By Operating Activities	(12,990,418)	(13,539,644)
Cash Flows From Investing Activities:
Purchase of Investments Available for Sale	(23,158,809)	(21,800,000)
Sale of Investments Available for Sale	24,491,678	1,468,656
Purchase of Equipment	(328,322)	(336,856)
Proceeds on Sale of Assets	1,000	4,800
Cash (Used In) Investing Activities	1,005,547	(20,663,400)
Cash Flows From Financing Activities:
Proceeds from Issuance of Common Shares and Purchase Warrants	80,161	1,575,333
Cash Provided By Financing Activities	80,161	1,575,333
Effects of exchange rate changes	(18)	—
(Decrease) Increase In Cash	(11,904,728)	(32,627,711)
Cash At Beginning Of Period	31,198,182	65,800,451
Cash At End Of Period	$19,293,454	$33,172,740

Supplemental Cash Flow disclosure

	2016	2015
Interest Paid	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

Rockwell Medical, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1.  Description of Business

Rockwell Medical, Inc. and Subsidiaries (collectively, “we”, “our”, “us”, or the “Company”) is a fully-integrated pharmaceutical company targeting end-stage renal disease and chronic kidney disease with innovative products for the treatment of iron deficiency, secondary hyperparathyroidism and hemodialysis.  We are also an established manufacturer and leader in delivering high-quality hemodialysis concentrates/dialysates to dialysis providers and distributors in the United States and abroad.

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

We manufacture, sell and distribute hemodialysis concentrates and other ancillary medical products and supplies used in the treatment of patients with End Stage Renal Disease, or “ESRD”.  We supply our products to dialysis providers and distributors who treat patients with kidney disease.  Our concentrate products are used to remove waste and replace needed nutrients in the blood of dialysis patients during their hemodialysis treatment.  We primarily sell our products in the United States.

We are regulated by the Federal Food and Drug Administration (“FDA”) under the Federal Drug and Cosmetics Act, as well as by other federal, state and local agencies.  We hold several FDA product approvals including both drugs and medical devices.

2.  Summary of Significant Accounting Policies

Basis of Presentation

Our consolidated financial statements include our accounts and the accounts for our wholly owned subsidiaries, Rockwell Transportation, Inc. and Rockwell Medical India Private Limited. All intercompany balances and transactions have been eliminated in consolidation. The accompanying consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America, or “GAAP,” and with the instructions to Form 10-Q and Securities and Exchange Commission Regulation S-X as they apply to interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The balance sheet at December 31, 2015 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

In the opinion of our management, all adjustments have been included that are necessary to make the financial statements not misleading. All of these adjustments that are material are of a normal and recurring nature. Our operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ending December 31, 2016. You should read our unaudited interim financial statements together with the financial statements and related footnotes for the year ended December 31, 2015 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 includes a description of our significant accounting policies.

Revenue Recognition

Our policy is to recognize revenue consistent with authoritative guidance for revenue recognition including the provisions of the Financial Accounting Standards Board Accounting Standards Codification.   We recognize revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery (or passage of title) has occurred or services have been rendered, (iii) the seller's price to the buyer is fixed or determinable, and (iv) collectability is reasonably assured.

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

The initial payment of $20 million received pursuant to our long-term Distribution Agreement (the “Distribution Agreement”) with Baxter Healthcare Corporation (“Baxter”) in October 2014 has been accounted for as deferred license revenue.   Deferred license revenue is being recognized based on the proportion of product shipments to Baxter in each period to total expected sales volume for the term of the agreement. See Note 5 to condensed consolidated financial statements for information related to our ongoing arbitration with Baxter.

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

Investments Available for Sale

Investments Available for Sale are short-term investments, consisting of investments in short term bond funds, and are stated at fair value based upon observed market prices (Level 1 in the fair value hierarchy).  These funds generally hold high credit quality short term debt instruments.  These instruments are subject to changes in fair market value due primarily to changes in interest rates.  The fair value of these investments was $38,434,312 as of September 30, 2016.  Unrealized holding gains or losses on these securities are included in accumulated other comprehensive income (loss). Realized gains and losses, including declines in value judged to be other-than-temporary on available-for-sale securities are included as a component of other income or expense. Gross unrealized gains were $857 and gross unrealized losses were $605,080 as of September 30, 2016. Realized gains in the third quarter of 2016 and year to date were $156,461 while realized losses were $183,281.

The Company has evaluated the near term interest rate environment and the expected holding period of the investments along with the duration of the fund portfolios in assessing the severity and duration of potential impairments. Based on that evaluation the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2016.

Research and Product Development

We recognize research and product development expenses as incurred.  We incurred product development and research costs related to the commercial development, patent approval and regulatory approval of new products aggregating approximately $1.3 million and $4.6 million for the three and nine months ended September 30, 2016, respectively.

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

	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Basic Weighted Average Shares Outstanding	50,677,076	50,222,787	50,675,667	49,988,684
Effect of Dilutive Securities	—	—	—	—
Diluted Weighted Average Shares Outstanding	50,677,076	50,222,787	50,675,667	49,988,684

3.  Inventory

Components of inventory as of September 30, 2016 and December 31, 2015 are as follows:

	September 30,	December 31,
	2016	2015
Raw Materials	$8,621,522	$5,504,915
Work in Process	145,089	165,910
Finished Goods	2,993,658	2,200,955
Total	$11,760,269	$7,871,780

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

5.  Baxter Distribution Agreement

Rockwell has asserted that Baxter is in material default for, among other things, non-payment of certain amounts owed under the Distribution Agreement. Baxter has asserted that Rockwell is in material default under the Distribution Agreement.  Pursuant to the dispute resolution terms of the Distribution Agreement, we are engaged in an arbitration process to resolve our respective claims.  Baxter made a partial payment of past due amounts owed to us in October 2016 of $3.6 million against approximately $4.1 million in past due receivables outstanding at September 30, 2016.   Each party seeks damages and other relief from the other party.  We do not believe that Baxter’s claims or defenses are supported by facts.  As a result, we have not reserved for the amounts owed to us by Baxter under the Distribution Agreement.

We also notified Baxter during the fourth quarter of 2016 that it was in breach of the minimum purchase requirement for concentrate products during the contract year ending October 2, 2016 and that Baxter’s distribution rights would become non-exclusive unless it cured the deficiency.  Baxter failed to cure the deficiency during the cure period prescribed in the Distribution Agreement and Baxter disputed its responsibility to cure the deficiency.  We subsequently provided Baxter with notice of loss of exclusivity due to its failure to cure as provided in the Distribution Agreement.  The determination of whether a breach occurred resulting in a loss of exclusivity and the outcome of the other pending disputes with Baxter will be determined through the arbitration process.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and the Notes thereto included elsewhere in this report. References in this report to the “Company,” “we,” “our” and “us” are references to Rockwell Medical, Inc. and its subsidiaries.

Forward-Looking Statements

We make forward-looking statements in this report and may make such statements in future filings with the Securities and Exchange Commission, or SEC.  We may also make forward-looking statements in our press releases or other public or shareholder communications.  Our forward-looking statements are subject to risks and uncertainties and include information about our expectations and possible or assumed future results of our operations.  When we use words such as “may,” “might,” “will,” “should,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” “predict,” “forecast,” “projected,” “intend,” or similar expressions, or make statements regarding our intent, belief, or current expectations, we are making forward-looking statements.  Our forward looking statements also include, without limitation, statements about our competitors, statements regarding Triferic® also known as Ferric Pyrophosphate Citrate or SFP and Calcitriol, statements relating to our disputes with Baxter and statements regarding our anticipated future financial condition, operating results, cash flows and business plans.

We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements.  While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which are based on information available to us on the date of this report or, if made elsewhere, as of the date made.  Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different.  Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed in this report, and from time to time in our other reports filed with the SEC, including, without limitation, in “Item 1A — Risk Factors” in our Form 10-K for the year ended December 31, 2015 and the risks listed below.

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

Risks Related To Our Concentrate Business

•

We are in arbitration to resolve disputes with Baxter regarding the Distribution Agreement, which could result in termination of the Distribution Agreement or have other material adverse consequences for us.

•

The Distribution Agreement with Baxter may be terminated or Baxter may lose exclusivity, requiring us to commercialize our products direct to customers, which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Overview

Rockwell is a fully-integrated pharmaceutical company targeting end-stage renal disease and chronic kidney disease with innovative products for the treatment of iron deficiency, secondary hyperparathyroidism and hemodialysis.  We are also an established manufacturer and leader in delivering high-quality hemodialysis concentrates/dialysates to dialysis providers and distributors in the United States and abroad.

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

Triferic® received a Medicare reimbursement code from the Centers for Medicare & Medicaid Services (“CMS”) effective July 2015. Following the completion of the public comment period in November 2015, we met with CMS to gain transitional add-on reimbursement for Triferic®. Since then, we have been actively working to obtain transitional add-on reimbursement for Triferic®, which will give Medicare beneficiaries a greater chance to gain access to Triferic® and provide dialysis providers a separate reimbursement for Triferic® that will cover their administration and conversion cost to move to a new innovative therapy. We believe Triferic® meets the criteria for add-on reimbursement and that dialysis patients will greatly benefit from the use of Triferic®. If add-on reimbursement is granted, it is expected to be available for two years and may give dialysis providers additional incentive to adopt Triferic®.

We intend to develop Triferic® to address other clinical needs. We are continuing our development work on peritoneal dialysis, total parenteral nutrition and other indications. In addition, we initiated a clinical study on an orphan indication. We intend to license our other Triferic®  indications to partners who can optimize the commercial opportunities.  We also continue to evaluate opportunities to in-license other products that will complement our product portfolio.

In addition to marketing Triferic®, we are working to produce sufficient inventory to begin marketing Calcitriol, our FDA approved generic Vitamin-D injection.  We are dependent upon contract manufacturing organizations to manufacture Calcitriol for us. On May 4, 2016 we announced that our third party contract manufacturer found that one of the inactive ingredients used in completed Calcitriol product earmarked for commercial sale was out of specification for stability. The stability issue was not related to the active pharmaceutical ingredient in Calcitriol, which is supplied by a different manufacturer. We believe this issue has been resolved.  The FDA has requested additional stability data demonstrating compliance and we expect to submit that data later this month.    We are in the process of manufacturing additional batches to ensure that our products meet the specifications and stability requirements prior to commercial release.

Nearly all of our revenue in 2015 and in the first nine months of 2016 was from our dialysis concentrate business. We supply approximately 25% of the domestic market with dialysis concentrates and we also supply dialysis concentrates to distributors serving a number of foreign countries, primarily in the Americas as well as the Pacific Rim.

    Under our October 2014 Distribution Agreement with Baxter, Baxter holds the exclusive distribution rights for of our dialysis concentrates in the United States and certain foreign markets.  The Distribution Agreement does not include our drug products. Rockwell receives a pre-defined gross profit margin on its concentrate products sold pursuant to the Distribution Agreement, which adjusts each year over the term of the agreement and is subject to an annual true-up. The Distribution Agreement requires Baxter to achieve certain minimum purchase requirements to maintain its exclusivity under the agreement. In October 2016, we notified Baxter that they did not meet the minimum purchase requirements.  Baxter disputed our assertion of a breach of the minimum purchase requirements and Baxter did not subsequently cure the deficiency in the prescribed period.  The dispute regarding whether Baxter maintains exclusive distribution rights and the various other disputes with Baxter under the Distribution Agreement are the subject of a pending arbitration proceeding. See Part II - Item 1 – Legal Proceedings.

Recent Developments

We are making significant progress regarding our international business development efforts for Triferic®, including securing a licensing agreement with Wanbang Biopharmaceutical for the rights to commercialize our Triferic® and Calcitriol products for ESRD patients in the People’s Republic of China.  We believe that China will ultimately become a significant market for the Company due to its large and growing dialysis population with a hemodialysis market projected by some industry participants to become the largest in the world over the next several years. It is a market that we also expect will provide an ideal opportunity for our other Triferic®  therapeutic indications. We have a strategy for each major market and region and we are actively pursuing other licensing and distribution arrangements.

In the third quarter of 2016, we entered into an exclusive license and manufacturing supply with ARAM Medical for the sale of Triferic® and Calcitriol in the Kingdom of Saudi Arabia and a number of other countries in the Middle East for an initial term of 10 years. In consideration for the exclusive rights, ARAM Medical will pay us a licensing fee and a royalty on product sales, and has committed to annual minimum purchase quantities. ARAM Medical will also assume responsibility for all clinical and regulatory expenses for the countries covered by its agreement. Commercial sales activity will commence following regulatory approval. Rockwell retains manufacturing responsibilities for both Triferic® and Calcitriol.

Results of Operations for the Three and Nine Months Ended September 30, 2016 and September 30, 2015

Sales

Our sales in the third quarter of 2016 were $12.8 million, a decrease of $1.6 million or 10.9% from the third quarter of 2015.  Our domestic dialysis concentrate business revenue in the third quarter of 2016 decreased $0.3 million or 2.9% compared to the third quarter of 2015 due to lower unit volume.  Our international dialysis concentrate revenue was $0.2 million lower than the third quarter of 2015.  Third party contract manufacturing sales decreased $0.9 million compared to the third quarter of 2015 due to the completion of a manufacturing contract in the second quarter of 2015.  Nearly all of our product sales were dialysis concentrate product sales and related ancillary items.

Our sales for the first nine months of 2016 were $39.9 million, a decrease of $1.3 million or 3.2% compared to the first nine months of 2015.  Our domestic concentrate revenue increased $0.8 million or 2.5 % compared to the first nine months of 2015 due to increased concentrate product sales.  Our international concentrate revenue for the first nine months of 2016 decreased $0.7 million or 12.7% compared to the first nine months of last year due to lower order volume.  Third party contract manufacturing sales decreased $1.5 million compared to the first nine months of 2015 due to the completion of a manufacturing contract in the second quarter of 2015.

We continue to market to and educate our customers on Triferic® while working to obtain transitional add on reimbursement for Triferic®.   Until we obtain transitional add on reimbursement, or until we cease trying to obtain it, we expect Triferic® sales activity will not be significant. Sales of Triferic® were not material in the first nine months of 2016.  We recognized approximately $0.2 million in deferred license revenue related the Wanbang Agreement during the first nine months of 2016.

Gross Profit

Gross profit in the third quarter of 2016 was $1.6 million which was $0.9 million less than in the third quarter of 2015.  Higher manufacturing and regulatory expenses related to manufacturing of our drug products reduced gross profit by $0.4 million in the third quarter of 2016 compared to the third quarter of last year.  The remainder of the decrease was due to lower unit volumes on contract manufacturing sales and on domestic and international business compared to the third quarter of 2015.

Gross profit for the first nine months of 2016 was $4.8 million which was $2.1 million less than in the first nine months of 2015.  Gross profit decreased by $1.5 million due to higher manufacturing and other direct costs related to our drug products which included $0.3 million in value added taxes paid on the $4 million in licensing payments received on our international licensing agreement for China.  The remainder of the decrease was due to lower unit volumes on contract manufacturing sales and on domestic and international business.

Selling, General and Administrative Expense

Selling, general and administrative expense during the third quarter of 2016 was $5.1 million compared to $3.8 million in the third quarter of 2015.  The $1.3 million increase in expense was primarily due to non-cash equity compensation costs increasing by $1.5 million in comparison to the third quarter last year.

Selling, general and administrative expense for the first nine months of 2016 were $15.1 million compared to $13.0 million in the first nine months of 2015.  The $2.1 million increase was primarily due to higher non-cash equity compensation of $1.7 million and higher legal expenses of $0.4 million.

Research and Product Development Expense

We incur research and product development costs related to the commercial development, patent approval and regulatory approval of new products, including Triferic® and other clinical indications for Triferic® in various markets and jurisdictions.  Research and development expense was $1.3 million and $4.6 million in the third quarter and first nine months of 2016, respectively, compared to $1.2 million and $2.9 million in the third quarter and first nine months of 2015, respectively, reflecting additional clinical research work for other Triferic® indications.

Interest and Investment Income, Net

Our net interest and investment income was $0.2 million in the third quarter of 2016 compared to $0.2 million in the third quarter of 2015.  For the first nine months of 2016, our net interest and investment income was $0.6 million compared to $0.4 million in the first nine months of 2015.  The increases in net investment income were due to a higher level of invested funds.

Income Tax Expense

We recognized approximately $0.4 million in income tax expense in the first nine months of 2016 compared to no income tax expense in the first nine months of 2015. Our income tax expense pertained to foreign income taxes paid related to license payments received under the Wanbang Agreement.  The amount of foreign income tax paid can be credited against future U.S. tax liabilities and carried forward to offset future US income tax liabilities.

Liquidity and Capital Resources

We believe our capital resources and substantial liquidity are adequate to pursue our business strategy.

As of September 30, 2016, we had current assets of $79.8 million and net working capital of $72.5 million.  We have approximately $57.7 million in cash and investments as of September 30, 2016. Our uses of cash have primarily been for research and product development, investments in inventory to support our product launches and for operating expenses.  Cash flow from operations used $13.0 million in the first nine months of 2016, which included research and development expenses of $4.6 million, and increases of $3.9 million in inventory and $3.0 million in accounts receivable.  We also received $3.3 million net of taxes pursuant to the Wanbang Agreement. Our capital expenditures for the first nine months of 2016 were $0.3 million.

We anticipate that we will increase our inventory and accounts receivable as we increase our drug product sales.  We also expect to invest in research and product development in the year ahead as we work to expand potential uses for Triferic®, although spending on these indications is expected to be minor in relation to the Company’s current cash resources.  We believe that we have adequate capital resources to make these investments in accounts receivable, inventory and research and product development.  We expect to generate positive cash flow from operations when sales of our drug products become significant.

We have no long term debt as of September 30, 2016 and do not expect to incur interest expense in 2016.

With respect to future capital equipment spending, we intend to source our drug products from contract manufacturing organizations.  Other capital expenditures on our current facilities are not expected to materially exceed depreciation expense in the year ahead.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Pending their use in the operating business, we have invested $38.4  million in available for sale securities that are invested in short term bond funds, which typically yield higher returns than the interest realized in money market funds.  While these funds hold bonds of short duration, their market value is affected by changes in interest rates.  Increases in interest rates will reduce the market value of bonds held in these funds and we may incur unrealized losses from the reduction in market value of the fund.  If we liquidate our position in these funds, those unrealized losses may result in realized losses that exceed the interest and dividends earned from those funds. However, due to the short duration of these short term bond fund portfolios, we do not believe that a hypothetical 100 basis point increase or decrease in interest rates will have a material impact on the value of our investment portfolio.

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

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

On September 12, 2016, Baxter Healthcare Corporation (“Baxter”) initiated an arbitration proceeding against Rockwell in accordance with the International Institute for Conflict Prevention and Resolution, Inc.’s Rules for Non-Administered Arbitration under the Exclusive Distribution Agreement with Baxter, dated October 2, 2014 (the “Distribution Agreement”). Baxter alleges that Rockwell has breached the Distribution Agreement in various respects associated with its dealings with customers, its allocation of expenses and its true-up notices, and by improperly threatening to build a West Coast facility. Baxter seeks declaratory relief giving Baxter the right to terminate the Distribution Agreement and recover a  portion of the upfront fee, injunctive relief to prevent Rockwell from establishing a West Coast facility, and unspecified damages.

Rockwell filed a response denying all of Baxter’s claims of breach and wrongdoing, and has counterclaimed that Baxter is itself in breach of the Distribution Agreement for failing to pay substantial accounts receivable and for repudiating its obligation to pay the West Coast facility fee.  Rockwell is seeking damages, declaratory, injunctive and other equitable relief, as well as interest, costs and attorney fees.

In addition, in October 2016, we gave notice to Baxter that it breached the minimum purchase requirement for the contract year ending October 2, 2016 and that we intended to cause its distribution rights to become non-exclusive unless it cured the shortfall within the 30-day period specified in the Distribution Agreement. Baxter disputed the existence of a breach and failed to cure the deficiency.  Rockwell subsequently provided Baxter with notice of loss of exclusivity due to its failure to cure as provided in the Distribution Agreement.  The determination of whether a breach occurred resulting in a loss of exclusivity and the outcome of the other pending disputes with Baxter will be determined through the arbitration process.

Item 1A.  Risk Factors.

As disclosed above under “Item 1. Legal Proceedings,” Rockwell is a party to an arbitration with Baxter involving the Distribution Agreement, pursuant to which Baxter is Rockwell’s exclusive distributor for sales of Rockwell’s concentrate products in the United States.  In light of the disputes with Baxter and the potential outcomes of the arbitration, Rockwell is modifying the risk factors contained in “Item 1A Risk Factors” of its Annual Report on Form 10-K for the year ended December 31, 2015 by amending and restating the risks formerly entitled “The transition to Baxter of commercialization of our concentrate and ancillary products may not be successful.”, “The Distribution Agreement with Baxter may be terminated or Baxter may lose exclusivity, requiring us to resume commercialization,  which could have a material adverse effect on our financial condition, results of operations and cash flows.”, “We may be required to repay a portion of the fees received from Baxter, which could materially and adversely affect our financial position and cash reserves.”  and “The concentrate market is very competitive and has a large competitor with substantial resources.”, in each case as set forth below.

We are in arbitration to resolve disputes with Baxter regarding the Distribution Agreement, which could result in termination of the Distribution Agreement or have other material adverse consequences for us.

In October 2014, we entered into the Distribution Agreement pursuant to which Baxter became our exclusive agent for commercializing our hemodialysis concentrate and ancillary products in the United States and various foreign countries.  The Agreement does not involve Rockwell’s drug products.   In September 2016, Baxter initiated an arbitration proceeding against us, alleging that we have materially breached the Distribution Agreement in various respects.  Baxter seeks declaratory relief giving Baxter the right to terminate the Distribution Agreement and recover a portion of the upfront fee, injunctive relief to prevent us from establishing a West Coast facility, and unspecified damages.  We filed a response denying all of Baxter’s claims of breach and wrongdoing, and have counterclaimed that Baxter is itself in material breach of the Distribution Agreement for failing to pay certain accounts receivable and for repudiating its obligation to pay the West Coast facility fee.  We are seeking damages, declaratory, injunctive and other equitable relief, as well as interest, costs and attorney fees.  In addition, in October 2016, we gave notice to Baxter that it breached the minimum purchase requirement for the contract year ending October 2, 2016 and that we intended to cause its distribution rights to become non-exclusive unless it cured the shortfall within the 30-day period specified in the Distribution Agreement. Baxter disputed the existence of a breach and failed to cure the shortfall.  Rockwell subsequently provided Baxter with notice of loss of exclusivity due to its failure to cure as provided in the Distribution Agreement.  The determination of whether a breach occurred resulting in a loss of exclusivity and the outcome of the other pending disputes with Baxter will be determined through the arbitration process.

There can be no assurance that our disputes with Baxter will be resolved in the arbitration in our favor. If resolution of the dispute permits Baxter to not pay us the amounts owed to us, requires us to pay amounts to Baxter in excess of any reserve we may establish in connection with this matter or requires us to refund a portion of the upfront payment made by Baxter to us, it could have a material adverse effect on our results of operations, cash flows and financial condition.  In addition, if we are not permitted to receive the up to $10 million facility fee from Baxter in connection with our potential establishment of a concentrate facility on the West Coast, it could adversely and materially impact business development in the future.  Moreover, the arbitration process will be expensive and may divert management’s attention away from operation of our business.

In addition, given the possibility that either the Distribution Agreement will be terminated by us or Baxter upon completion of the arbitration or that Baxter’s distribution rights will become non-exclusive, we believe that Baxter is unlikely to commit material financial and other resources to the marketing and distribution of our products while the arbitration process continues. As a result, unit sales of our products may fall and we may lose customers to our competitors during the arbitration process, resulting in lower revenues and gross margin for us, which could have a material adverse effect on our financial condition, results of operations and cash flows.  Further, if the Distribution Agreement were to terminate or if Baxter’s distribution rights were to become non-exclusive, we may have to compete with Baxter for our customers to the extent their contracts are not assigned by Baxter to us. Such competition could negatively impact our sales and margins.  Any such impact, or our inability to otherwise reacquire customers, could have a material and adverse effect on our results of operations, cash flows and financial condition.  Our competitors may also seek to disrupt our business relationship and utilize the Baxter dispute in their sales efforts to displace Baxter, which could have the effect of further reducing our sales and adversely affecting our results of operations, cash flows and financial condition.

The Distribution Agreement with Baxter may be terminated or Baxter may lose exclusivity, which may require us to commercialize our products direct to customers, which could have a material adverse effect on our financial condition, results of operations and cash flows

Baxter may terminate the Distribution Agreement at any time at its discretion upon 270 days' written notice to us. In addition, Baxter may terminate the Distribution Agreement upon the occurrence of certain events including, without limitation, a material breach by us that we fail to cure within the applicable cure period.

We have the right to terminate the Distribution Agreement if Baxter is in material breach and fails to cure within the applicable cure period.

In September 2016, Baxter initiated an arbitration proceeding against us alleging material breaches of the Distribution Agreement and seeking various forms of relief, including the right to terminate the Distribution Agreement.  We have filed a response denying all of Baxter’s claims and a counterclaim alleging that Baxter is in material breach of the Distribution Agreement.

In addition, in October 2016, we gave notice to Baxter that it breached the minimum purchase requirement for the contract year ending October 2, 2016 and that we intended to cause its distribution rights to become non-exclusive unless it cured the shortfall within the 30-day period specified in the Distribution Agreement. Baxter failed to cure the shortfall and disputed the existence of a breach.    Rockwell subsequently provided Baxter with notice of loss of exclusivity due to its failure to cure as provided in the Distribution Agreement.     The dispute regarding whether Baxter maintains exclusive distribution rights and the various other disputes with Baxter under the Distribution Agreement are the subject of a pending arbitration proceeding.

    If the Distribution Agreement is terminated by either party or Baxter's rights become non-exclusive, we may be required to commercialize our concentrate products in the United States and re-establish commercial arrangements with our former direct customers. We may be unable to recapture our former direct customers or to sell our products profitably. Any of these outcomes or events could have a material and adverse effect on our financial condition, results of operations and cash flows

We may be required to repay a portion of the fees received from Baxter, which could materially and adversely affect our financial position and cash reserves.

Pursuant to the terms of the Distribution Agreement, we may be required to repay a portion of the upfront fee and a portion of the facility fee to Baxter upon the occurrence of a "Refund Trigger Event." A "Refund Trigger Event" includes, among other events, an uncured material breach by us. Occurrence of a Refund Trigger Event would obligate us to refund 50% of the $20 million upfront fee (and any portion of the facility fee paid by Baxter) if the event occurs prior to December 31, 2016, 33% if the event occurs in 2017 or 2018, and 25% if the event occurs in 2019, 2020 or 2021.

In September 2016, Baxter initiated an arbitration proceeding against us alleging material breaches of the Distribution Agreement and seeking various forms of relief, including the right to terminate the Distribution Agreement and receive a refund of a portion of the upfront fee.  We have filed a response denying all of Baxter’s claims and a counterclaim alleging that Baxter is in material breach of the Distribution Agreement.

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

There is intense competition in the hemodialysis products market. The primary competitor in the market for our concentrate products is a large diversified company which has substantial financial, technical, manufacturing, marketing, research and management resources. We and our distributor, Baxter, may not be able to successfully compete with them or other companies. The primary competitor has historically used product bundling and low pricing as marketing techniques to capture market share of the concentrate products we sell. We and Baxter may be at a disadvantage in competing against their marketing strategies to sell our products. Furthermore, the primary competitor is vertically integrated and is the largest provider of dialysis services in the United States, treating approximately 40% of all U.S. patients through its clinics. This competitor has routinely acquired smaller clinic chain operations which we supply through Baxter.  This competitor may acquire more of the customers we service in the future.

Item 6. Exhibits

See Exhibit Index following the signature page, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKWELL MEDICAL, INC.
(Registrant)

Date: November 7, 2016	/s/ ROBERT L. CHIOINI
Robert L. Chioini
President and Chief Executive Officer
(principal executive officer) (duly authorized officer)

Date: November 7, 2016	/s/ THOMAS E. KLEMA
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