Form 10-Q
period 2017-03-31
ROCKWELL MEDICAL, INC.
filed 2017-05-09
CIK 1041024

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of April 28, 2017
Common Stock, no par value	52,057,711 shares

Rockwell Medical, Inc.

Triferic® is a registered trademark of Rockwell.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of March 31, 2017 and December 31, 2016

(Unaudited)

	March 31,	December 31,
	2017	2016
ASSETS
Cash and Cash Equivalents	$11,899,710	$17,180,594
Investments Available for Sale	40,840,581	40,759,703
Accounts Receivable, net of a reserve of $4,000 in 2017 and $5,000 in 2016	7,249,928	6,393,228
Inventory	13,420,823	12,141,072
Other Current Assets	1,339,169	2,034,598
Total Current Assets	74,750,211	78,509,195
Property and Equipment, net	1,419,651	1,391,575
Inventory, Non-Current	2,837,912	1,826,554
Intangible Assets	4,293	4,382
Goodwill	920,745	920,745
Other Non-current Assets	524,011	501,187
Total Assets	$80,456,823	$83,153,638
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts Payable	$3,943,575	$5,858,234
Accrued Liabilities	6,230,911	4,210,151
Customer Deposits	216,732	77,217
Total Current Liabilities	10,391,218	10,145,602

Deferred License Revenue	19,460,436	20,051,737

Shareholders’ Equity:
Common Shares, no par value, 52,057,711 and 51,527,711 shares issued and outstanding	270,478,325	268,199,939
Accumulated Deficit	(219,083,115)	(214,341,092)
Accumulated Other Comprehensive Income	(790,041)	(902,548)
Total Shareholders’ Equity	50,605,169	52,956,299
Total Liabilities And Shareholders’ Equity	$80,456,823	$83,153,638

The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

For the three ended March 31, 2017 and March 31, 2016

(Unaudited)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Sales	$14,592,254	$13,627,048
Cost of Sales	12,234,782	11,932,122
Gross Profit	2,357,472	1,694,926
Selling, General and Administrative	6,100,715	4,986,741
Research and Product Development	1,214,851	1,314,430
Operating Income (Loss)	(4,958,094)	(4,606,245)
Interest and Investment Income	216,071	186,562
Income (Loss) Before Income Taxes	(4,742,023)	(4,419,683)
Income Tax Expense	—	(404,527)
Net Income (Loss)	$(4,742,023)	$(4,824,210)

Basic Earnings (Loss) per Share	$(0.09)	$(0.10)

Diluted Earnings (Loss) per Share	$(0.09)	$(0.10)

The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the three months ended March 31, 2017 and March 31, 2016

(Unaudited)

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Net Income (Loss)	$(4,742,023)	$(4,824,210)
Unrealized Gain (Loss) on Available-for-Sale Investments	112,002	(47,233)
Foreign Currency Translation Adjustments	505	—
Comprehensive Income (Loss)	$(4,629,516)	$(4,871,443)

The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the three months ended March 31, 2017

(Unaudited)

				ACCUMULATED
				OTHER	TOTAL
	COMMON SHARES		ACCUMULATED	COMPREHENSIVE	SHAREHOLDER’S
	SHARES	AMOUNT	DEFICIT	INCOME (LOSS)	EQUITY
Balance as of December 31, 2016	51,527,711	$268,199,939	$(214,341,092)	$(902,548)	$52,956,299
Net Loss	—	—	(4,742,023)	—	(4,742,023)
Unrealized Gain on Available-for-Sale Investments	—	—	—	112,002	112,002
Foreign Currency Rate Changes	—	—	—	505	505
Shares Issued in Exchange for Services	50,000	19,071			19,071
Stock Option Based Expense	—	1,132,787	—	—	1,132,787
Restricted Stock Amortization	480,000	1,126,528	—	—	1,126,528
Balance as of March 31, 2017	52,057,711	$270,478,325	$(219,083,115)	$(790,041)	$50,605,169

The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2017 and March 31, 2016

(Unaudited)

	2017	2016
Cash Flows From Operating Activities:
Net (Loss)	$(4,742,023)	$(4,824,210)
Adjustments To Reconcile Net Loss To Net Cash Used In Operating Activities:
Depreciation and Amortization	130,215	200,089
Share Based Compensation—Non-employee	19,071	—
Share Based Compensation—Employees	2,259,316	2,679,468
Loss on Disposal of Assets	3,350	506
Changes in Assets and Liabilities:
(Increase) in Accounts Receivable	(344,500)	(1,176,787)
(Increase) in Inventory	(2,291,108)	(1,292,152)
(Increase) in Other Assets	160,406	(42,733)
(Decrease) in Accounts Payable	(1,914,780)	425,252
(Decrease) in Other Liabilities	2,160,268	(507,795)
Increase (decrease) in Deferred License Revenue	(498,120)	(481,686)
Increase (decrease) in Deferred Drug License Revenue	(93,181)	3,954,546
Changes in Assets and Liabilities	(2,821,015)	878,645
Cash (Used In) Provided By Operating Activities	(5,151,086)	(1,065,502)
Cash Flows From Investing Activities:
Purchase of Investments Available for Sale	31,123	—
Purchase of Equipment	(162,003)	(202,430)
Proceeds on Sale of Assets	450	—
Cash (Used In) Investing Activities	(130,430)	(202,430)
Cash Flows From Financing Activities:
Proceeds from Issuance of Common Shares and Purchase Warrants	—	77,250
Cash Provided By Financing Activities	—	77,250

Effects of exchange rate changes	632	—
(Decrease) Increase In Cash	(5,280,884)	(1,190,682)
Cash At Beginning Of Period	17,180,594	31,198,182
Cash At End Of Period	$11,899,710	$30,007,500

Supplemental Cash Flow disclosure

	2017	2016
Income Taxes Paid	$—	$404,527

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

2.  Summary of Significant Accounting Policies

Basis of Presentation

Our consolidated financial statements include our accounts and the accounts for our wholly owned subsidiaries, Rockwell Transportation, Inc. and Rockwell Medical India Private Limited. All intercompany balances and transactions have been eliminated in consolidation. The accompanying consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America, or “GAAP,” and with the instructions to Form 10-Q and Securities and Exchange Commission Regulation S-X as they apply to interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The balance sheet at December 31, 2016 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

In the opinion of our management, all adjustments have been included that are necessary to make the financial statements not misleading. All of these adjustments that are material are of a normal and recurring nature. Our operating results for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017. You should read our unaudited interim financial statements together with the financial statements and related footnotes for the year ended December 31, 2016 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 includes a description of our significant accounting policies.

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

For international license agreements that we have entered into, deferred license revenue is being recognized over the term of the license agreement.

The initial payment of $20 million received pursuant to our long-term Exclusive Distribution Agreement (the “Distribution Agreement”) with Baxter Healthcare Corporation (“Baxter”) in October 2014 has been accounted for as deferred license revenue.   Deferred license revenue is being recognized based on the proportion of product shipments to Baxter in each period to total expected sales volume for the term of the agreement. See Note 4 to condensed consolidated financial statements for information related to our ongoing arbitration with Baxter.

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

Investments Available for Sale

Investments Available for Sale are short-term investments, consisting of investments in short term bond funds, and are stated at fair value based upon observed market prices (Level 1 in the fair value hierarchy).  These funds generally hold high credit quality short term debt instruments.  These instruments are subject to changes in fair market value due primarily to changes in interest rates.  The fair value of these investments was $40,840,581 as of March 31, 2017.  Unrealized holding gains or losses on these securities are included in accumulated other comprehensive income (loss). Realized gains and losses, including declines in value judged to be other-than-temporary on available-for-sale securities are included as a component of other income or expense. Gross unrealized losses were $789,875 as of March 31, 2017. There were no realized gains or losses in the first quarter of 2017.

The Company has evaluated the near term interest rate environment and the expected holding period of the investments along with the duration of the fund portfolios in assessing the severity and duration of potential impairments. Based on that evaluation the Company does not consider those investments to be other-than-temporarily impaired at March 31, 2017.

Research and Product Development

We recognize research and product development expenses as incurred.  We incurred product development and research costs related to the commercial development, patent approval and regulatory approval of new products aggregating approximately $1.2 million and $1.3 million for the three months ended March 31, 2017 and 2016, respectively.

Share Based Compensation

We measure the cost of employee and non-employee services received in exchange for equity awards, including stock options, based on the grant date fair value of the awards in accordance with ASC 718-10, Compensation — Stock Compensation. The cost of equity based compensation is recognized as compensation expense over the vesting period of the awards.

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

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Basic Weighted Average Shares Outstanding	50,686,044	50,673,031
Effect of Dilutive Securities	—	—
Diluted Weighted Average Shares Outstanding	50,686,044	50,673,031

3.  Inventory

Components of inventory as of March 31, 2017and December 31, 2016 are as follows:

	March 31,	December 31,
	2017	2016
Raw Materials	$13,240,960	$10,903,084
Work in Process	91,547	86,452
Finished Goods	2,926,228	2,978,090
Total	$16,258,735	$13,967,626

4.  Baxter Distribution Agreement

As of October 2, 2014, we entered into the Distribution Agreement with Baxter, pursuant to which Baxter became the Company’s exclusive agent for sales, marketing and distribution activities for the Company’s hemodialysis concentrate and ancillary products in the United States and various foreign countries for an initial term of 10 years.  The Distribution Agreement does not include any of the Company’s drug products.  The Company retains sales, marketing and distribution rights for its hemodialysis concentrate products in specified foreign countries in which the Company has an established commercial presence.

On September 12, 2016, Baxter initiated an arbitration proceeding against Rockwell in accordance with the International Institute for Conflict Prevention and Resolution, Inc.’s Rules for Non-Administered Arbitration under the Distribution Agreement. Baxter alleges that Rockwell has breached the Distribution Agreement in various respects. Baxter seeks declaratory relief giving Baxter the right to terminate the Distribution Agreement and recover a portion of the upfront fee, injunctive relief to prevent Rockwell from establishing a West Coast facility, and unspecified damages.

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

Forward-Looking Statements

We make forward-looking statements in this report and may make such statements in future filings with the Securities and Exchange Commission, or SEC.  We may also make forward-looking statements in our press releases or other public or shareholder communications.  Our forward-looking statements are subject to risks and uncertainties and include information about our expectations and possible or assumed future results of our operations.  When we use words such as “may,” “might,” “will,” “should,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” “predict,” “forecast,” “projected,” “intend,” or similar expressions, or make statements regarding our intent, belief, or current expectations, we are making forward-looking statements.  Our forward looking statements also include, without limitation, statements about our competitors, statements regarding Triferic and Calcitriol, statements relating to our disputes with Baxter and statements regarding our anticipated future financial condition, operating results, cash flows and business plans.

We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements.  While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which are based on information available to us on the date of this report or, if made elsewhere, as of the date made.  Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different.  Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed in this report, “Item 1A — Risk Factors” in our Form 10-K for the year ended December 31, 2016 and from time to time in our other reports filed with the SEC.

Risks Related To Our Drug Business

•	Although Triferic has been approved by the FDA, we may not be able to commercialize it successfully.
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

•	Our efforts to obtain transitional add on reimbursement status for Triferic may not be successful.
•	Health care reform could adversely affect our business.

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

Overview

Rockwell is a fully-integrated pharmaceutical company targeting end-stage renal disease and chronic kidney disease with innovative products and services for the treatment of iron deficiency, secondary hyperparathyroidism and hemodialysis. We are also an established manufacturer and leader in delivering high-quality hemodialysis concentrates/dialysates to dialysis providers and distributors in the United States and abroad. We supply approximately 25% of the United States domestic market with dialysis concentrates and we also supply dialysis concentrates to distributors serving a number of foreign countries, primarily in the Americas and the Pacific Rim.  Substantially all of our sales were concentrate products and related ancillary items.

Our business strategy is developing unique, proprietary renal drug therapies that we can commercialize or out-license, while also expanding our dialysis products business. These novel renal drug therapies support disease management initiatives to improve the quality of life and care of dialysis patients and are designed to deliver safe and effective therapy, while decreasing drug administration costs and improving patient convenience and outcome.

Triferic is our lead branded drug. We believe it has the potential to capture significant market share due to its improved clinical and cost-saving benefits. Triferic received FDA approval in 2015, and is the only FDA-approved therapy indicated to replace iron and maintain hemoglobin in adult hemodialysis patients. Triferic was approved, effective January 1, 2016, for Medicare reimbursement within the standard “bundle”.  About that time, we began pursuit of transitional add-on reimbursement status for Triferic, which is available for new, innovative therapies for a period of two years. Although we cannot be certain, we believe that Triferic will ultimately receive transitional add-on reimbursement status, which offers greater incentive for dialysis providers to adopt new, innovative therapies.

Until the add-on reimbursement status issue is resolved for Triferic, we do not anticipate realizing significant revenues from it. In the meantime, we continue to make great progress in educating our customers about Triferic, and the valuable benefits it delivers by improving patient outcomes and lowering costs. We are very pleased with the favorable response, and the positive clinical findings that are being reported from dialysis providers using Triferic through our drug sample program. Our marketing and selling efforts to nephrologists and nurses, as well as to patients, are being received favorably.  We have built up a significant inventory of Triferic and the active pharmaceutical ingredient of Triferic in anticipation of receiving transitional add-on reimbursement status.  If we are unable to successfully commercialize Triferic and achieve sufficient sales volumes over the next one to two years, we may have to write off a portion of our inventory investment in Triferic, which would have an adverse effect on our results of operations.

Our global strategy is to license Triferic to key partners to commercialize internationally. Additionally, we are continuing development work on other clinical indications related to iron deficiency that address unmet patient needs and we are evaluating opportunities to in-license other products that will complement our product portfolio.

We are also working to produce sufficient inventory to begin marketing Calcitriol, our generic injectable vitamin-D analogue, through  contract manufacturing organizations (“CMOs”) but have had delays due to difficulties they are having manufacturing Calcitriol within specification.  We are working to obtain FDA approval of a prior approval supplement for a manufacturing change with our CMO.  Assuming timely approval by the FDA, we currently expect Calcitriol to be available for marketing later in 2017.

Rockwell sells its dialysis concentrates in the United States and certain foreign markets under the Distribution Agreement with Baxter.  Rockwell receives a pre-defined gross profit margin on its concentrate products sold pursuant to the Distribution Agreement, subject to an annual true-up. Baxter and Rockwell have each alleged breaches by the other under the Distribution Agreement that are the subject of a pending arbitration proceeding discussed in more detail under Note 4 to the condensed consolidated financial statements and “Item 3 Legal Proceedings” in the Company’s Form 10-K for the year ended December 31, 2016.

Results of Operations for the Three Months Ended March 31, 2017 and March 31, 2016

Sales

Our sales in the first quarter of 2017 were $14.6 million, an increase of $1.0 million or 7.1% from the first quarter of 2016.  We realized increased sales in our domestic concentrate business of $1.0 million due to higher unit volumes including $0.6 million in orders from Baxter in the first quarter of 2017 that were not from recurring customer demand from which we would expect future orders.  Our international sales were $0.1 million lower than the first quarter of 2016.

Until the Triferic reimbursement issue is resolved, we expect Triferic sales will not be significant. We recognized $0.1 million in drug business revenue related to Triferic licensing agreements in the first quarter of 2017.  Our drug business revenue was not otherwise significant in the first quarter of 2017 or 2016.

Gross Profit

Gross profit in the first quarter of 2017 was $2.4 million which was $0.7 million higher than in the first quarter of 2016.  The increase was due to higher sales in the first quarter of 2017 compared to the first quarter of last year, coupled with lower direct costs in our drug business.  The lower costs in 2017 were primarily a result of the payment of $0.3 million in value added taxes paid in 2016 related to the licensing payments received following execution of our license agreement with Wanbang Biopharmaceutical Co., Ltd. (“Wanbang”).

Selling, General and Administrative Expense

Selling, general and administrative expense during the first quarter of 2017 was $6.1 million compared to $5.0 million in the first quarter of 2016.  The $1.1 million increase in expense was primarily due to $0.9 million in higher legal costs relating to increased litigation involving the Company and higher costs for the 2017 annual meeting.  The increase was also due to increased marketing costs for Triferic of $0.2 million compared to the first quarter of 2016.  A reduction in equity compensation costs of $0.4 million was partially offset by higher compensation and benefit costs of $0.3 million.

Research and Product Development Expense

We incurred product development and research costs related to the commercial development, patent approval and regulatory approval of new products, primarily Triferic, aggregating approximately $1.2 million and $1.3 million in the first quarters of 2017 and 2016, respectively. Costs incurred in the 2017 and 2016 periods were largely related to Triferic testing for use in other indications and other presentations.

Interest and Investment Income, Net

Our net interest and investment income in the first quarter of 2017 was consistent with the first quarter of 2016.

Income Tax Expense

We recognized no income tax expense in the first quarter of 2017 compared to approximately $0.4 million in income tax expense in the first quarter of 2016, which  pertained to foreign income taxes paid related to license payments received under the Wanbang license agreement.

Liquidity and Capital Resources

We believe we have adequate capital resources and substantial liquidity to pursue our business strategy. In addition to operating our concentrate business, our strategy is centered on developing, marketing and licensing high potential drug products including Triferic.

As of March 31, 2017, we had current assets of $74.8 million and net working capital of $64.4 million. We have approximately $52.7 million in cash and investments as of March 31, 2017. Our uses of cash have primarily been for research and product development, investments in inventory to support our drug product launches and for operating expenses.  Operating activities used $5.2 million of cash in the first quarter of 2017, which included research and development expenses of $1.2 million and an increase of $2.3 million in inventory levels.  We significantly increased our Triferic inventory over the last year in preparation for commercializing Triferic and believe we have adequate inventory to meet anticipated requirements.  We have classified $2.8 million of Triferic’s active pharmaceutical ingredient as non-current inventory as of March 31, 2017.  Our capital expenditures were $0.2 million in the first quarter of 2017.

We anticipate that we will increase our accounts receivable as we increase our drug product sales and we may also increase inventories to a more modest degree as we commercialize Triferic and Calcitriol. We also expect to invest in research and product development throughout 2017 as we work to expand potential uses for Triferic.  We believe that we have adequate capital resources to make these investments in accounts receivable, inventory and research and product development. We expect to generate positive cash flow from operations upon increased sales of our drug products.

Future research and product development spending on the Triferic platform is expected to include clinical testing in connection with peritoneal dialysis, an orphan drug indication, pediatric indications and certain other indications. Future spending on such indications is expected to be minor in relation to the Company’s cash resources.

We have no long term debt as of March 31, 2017 and do not expect to incur interest expense in 2017.  Capital expenditures on our current facilities are not expected to materially exceed depreciation expense.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Richmond/Ravich Litigation

On March 8, 2017, Rockwell filed suit in the United States District Court for the Eastern District of Michigan against Richmond Brothers, Inc. and certain related entities, David S. Richmond, Mark H. Ravich and certain related trusts, Matthew J. Curfman, and certain other individual investors (the “Richmond Shareholders”). The complaint alleges that the Richmond Shareholders failed to timely file a Schedule 13D and that they made various material misstatements in a Schedule 13G and Schedule 13D that they filed.  Rockwell is seeking declaratory and injunctive relief relating to alleged violations of Section 13(d) of the Securities Exchange Act of 1934, as amended, and the rules promulgated thereunder by the Securities and Exchange Commission, including among other things, precluding the Richmond Shareholders from (i) soliciting or contacting Rockwell shareholder in connection with efforts to nominate or elect directors to Rockwell’s board until 30 days after they file an appropriate and complete Schedule 13D and (ii) voting Rockwell common stock until 30 days after they file an appropriate and complete Schedule 13D.  The court held a hearing on May 3, 2017 on Rockwell’s request for a preliminary injunction and a decision is currently pending.

Other Proceedings

There were no material developments during the three months ended March 31, 2017 in the Baxter arbitration disclosed in the Company’s Form 10-K for the year ended December 31, 2016.  We are involved in certain other legal proceedings from time to time before various courts and governmental agencies. We cannot predict the final disposition of such proceedings. We regularly review legal matters and record provisions for claims that are considered probable of loss. The resolution of these pending proceedings is not expected to have a material effect on our operations or consolidated financial statements in the period in which they are resolved.

Item 6. Exhibits

See Exhibit Index following the signature page, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKWELL MEDICAL, INC.
(Registrant)

Date: May 9, 2017	/s/ ROBERT L. CHIOINI
Robert L. Chioini
President and Chief Executive Officer
(principal executive officer) (duly authorized officer)

Date: May 9, 2017	/s/ THOMAS E. KLEMA
Thomas E. Klema
Vice President and Chief Financial Officer
(principal financial officer and principal accounting officer)

10-Q EXHIBIT INDEX

The following documents are filed as part of this report or were previously filed and incorporated herein by reference to the filing indicated. Exhibits not required for this report have been omitted. Our Commission file number is 000-23661.

Exhibit No.	Description

10.63	2017 Long Term Incentive Plan (Company’s definitive proxy statement filed April 21, 2017)

10.64	Form of Performance Share Award Agreement March 2017 (Executive version)

10.65	Form of Performance Share Award Agreement March 2017 (Director version)

10.66	Form of Stock Option Agreement under 2017 Long Term Incentive Plan March 2017 (Performance/Executive version)

10.67	Form of Stock Option Agreement under 2017 Long Term Incentive Plan March 2017 (Performance/Director version)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Database

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase