Form 10-Q
period 2017-06-30
ROCKWELL MEDICAL, INC.
filed 2017-08-09
CIK 1041024

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of July 31, 2017
Common Stock, no par value	51,740,040 shares

Rockwell Medical, Inc.

Triferic® is a registered trademark of Rockwell Medical, Inc.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of June 30, 2017 and December 31, 2016

(Unaudited)

	June 30,	December 31,
	2017	2016
ASSETS
Cash and Cash Equivalents	$8,327,695	$17,180,594
Investments Available for Sale	34,914,331	40,759,703
Accounts Receivable, net of a reserve of $7,000 in 2017 and $5,000 in 2016	4,880,969	6,393,228
Inventory	13,774,065	12,141,072
Other Current Assets	1,907,270	2,034,598
Total Current Assets	63,804,330	78,509,195
Property and Equipment, net	1,529,639	1,391,575
Inventory, Non-Current	2,725,958	1,826,554
Intangible Assets	4,205	4,382
Goodwill	920,745	920,745
Other Non-current Assets	490,738	501,187
Total Assets	$69,475,615	$83,153,638
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts Payable	$3,869,646	$5,858,234
Accrued Liabilities	3,585,198	4,210,151
Customer Deposits	212,320	77,217
Total Current Liabilities	7,667,164	10,145,602

Deferred License Revenue	17,962,468	20,051,737

Shareholders’ Equity:
Common Shares, no par value, 51,740,040 and 51,527,711 shares issued and outstanding	270,302,780	268,199,939
Accumulated Deficit	(226,166,099)	(214,341,092)
Accumulated Other Comprehensive Income	(290,698)	(902,548)
Total Shareholders’ Equity	43,845,983	52,956,299
Total Liabilities And Shareholders’ Equity	$69,475,615	$83,153,638

The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

For the three and six months ended June 30, 2017 and June 30, 2016

(Unaudited)

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Sales	$13,243,107	$13,452,517	$27,835,361	$27,079,565
Cost of Sales	11,744,819	11,962,989	23,979,601	23,895,111
Gross Profit	1,498,288	1,489,528	3,855,760	3,184,454
Selling, General and Administrative	6,541,179	5,014,370	12,641,894	10,001,111
Research and Product Development	1,675,494	2,063,324	2,890,345	3,377,754
Operating Income (Loss)	(6,718,385)	(5,588,166)	(11,676,479)	(10,194,411)
Interest and Investment Income	(364,599)	227,020	(148,528)	413,582
Income (Loss) Before Income Taxes	(7,082,984)	(5,361,146)	(11,825,007)	(9,780,829)
Income Tax Expense	—	—	—	(404,527)
Net Income (Loss)	$(7,082,984)	$(5,361,146)	$(11,825,007)	$(10,185,356)

Basic Earnings (Loss) per Share	$(0.14)	$(0.11)	$(0.23)	$(0.20)

Diluted Earnings (Loss) per Share	$(0.14)	$(0.11)	$(0.23)	$(0.20)

The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the three and six months ended June 30, 2017 and June 30, 2016

(Unaudited)

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Net Income (Loss)	$(7,082,984)	$(5,361,146)	$(11,825,007)	$(10,185,356)
Unrealized Gain on Available-for-Sale Investments	500,122	242,965	612,124	195,732
Foreign Currency Translation Adjustments	(65)		(274)	—
Comprehensive Income (Loss)	$(6,582,927)	$(5,118,181)	$(11,213,157)	$(9,989,624)

The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the six months ended June 30, 2017

(Unaudited)

				ACCUMULATED
				OTHER	TOTAL
	COMMON SHARES		ACCUMULATED	COMPREHENSIVE	SHAREHOLDER’S
	SHARES	AMOUNT	DEFICIT	INCOME (LOSS)	EQUITY
Balance as of December 31, 2016	51,527,711	$268,199,939	$(214,341,092)	$(902,548)	$52,956,299
Net Loss	—	—	(11,825,007)	—	(11,825,007)
Unrealized Gain on Available-for-Sale Investments	—	—	—	612,124	612,124
Foreign Currency Rate Changes	—	—	—	(274)	(274)
Issuance of Common Shares	—	—	—	—	—
Shares Issued in Exchange for Services	50,000	88,487			88,487
Stock Option Based Expense	—	2,203,686	—	—	2,203,686
Stock Tendered in Satisfaction of Tax Liabilities	(317,671)	(2,287,231)	—	—	(2,287,231)
Restricted Stock Amortization	480,000	2,097,899	—	—	2,097,899
Balance as of June 30, 2017	51,740,040	$270,302,780	$(226,166,099)	$(290,698)	$43,845,983

The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2017 and June 30, 2016

(Unaudited)

	2017	2016
Cash Flows From Operating Activities:
Net (Loss)	$(11,825,007)	$(10,185,356)
Adjustments To Reconcile Net Loss To Net Cash Used In Operating Activities:
Depreciation and Amortization	259,084	395,990
Share Based Compensation—Non-employee	88,487	—
Share Based Compensation—Employees	4,301,585	5,222,723
Loss on Disposal of Assets	3,634	258
Loss (gain) on Sale of Investments Available for Sale	368,519	(3,302)
Changes in Assets and Liabilities:
Decrease (Increase) in Accounts Receivable	343,993	(2,543,404)
(Increase) in Inventory	(2,532,397)	(3,137,896)
Decrease (Increase) in Other Assets	349,378	(54,132)
Increase (Decrease) in Accounts Payable	(1,988,717)	980,981
Increase (Decrease) in Other Liabilities	(489,857)	106,441
(Decrease) in Deferred License Revenue	(996,240)	(963,372)
Increase (Decrease) in Deferred Drug License Revenue	(136,362)	3,886,365
Changes in Assets and Liabilities	(5,450,202)	(1,725,017)
Cash (Used In) Operating Activities	(12,253,900)	(6,294,704)
Cash Flows From Investing Activities:
Purchase of Investments Available for Sale	(27,262,362)	(9,259,648)
Sale of Investments Available for Sale	33,351,339	8,328,987
Purchase of Equipment	(401,055)	(229,287)
Proceeds on Sale of Assets	450	1,000
Cash Provided by (Used In) Investing Activities	5,688,372	(1,158,948)
Cash Flows From Financing Activities:
Proceeds from Issuance of Common Shares	—	77,250
Restricted Stock Retained in Satisfaction of Tax Liabilities	(2,287,231)	—
Cash Provided By (Used In) Financing Activities	(2,287,231)	77,250

Effects of exchange rate changes	(140)	—
(Decrease) Increase In Cash	(8,852,899)	(7,376,402)
Cash At Beginning Of Period	17,180,594	31,198,182
Cash At End Of Period	$8,327,695	$23,821,780

Supplemental Cash Flow disclosure

	2017	2016
Income Taxes Paid	$—	$404,527

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

We are currently marketing and developing unique, proprietary renal drug therapies. These novel renal drug therapies support disease management initiatives to improve the quality of life and care of dialysis patients and are designed to deliver safe and effective therapy, while decreasing drug administration costs and improving patient convenience and outcome.  We have also obtained licenses for certain dialysis related drugs which we are developing and planning to market globally.

We are also an established manufacturer and leader in delivering high-quality hemodialysis concentrates/dialysates to dialysis providers and distributors in the United States and abroad. We manufacture, sell and distribute hemodialysis concentrates and other ancillary medical products and supplies used in the treatment of patients with End Stage Renal Disease, or “ESRD”.  We supply our products to dialysis providers and distributors who treat patients with kidney disease.  Our concentrate products are used to remove waste and replace essential nutrients in the blood of dialysis patients during their hemodialysis treatment.  The majority of our sales occur in the United States.

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

In the opinion of our management, all adjustments have been included that are necessary to make the financial statements not misleading. All of these adjustments that are material are of a normal and recurring nature. Our operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017. You should read our unaudited interim financial statements together with the financial statements and related footnotes for the year ended December 31, 2016 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 includes a description of our significant accounting policies.

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

The initial payment of $20 million received pursuant to our long-term Exclusive Distribution Agreement (the “Distribution Agreement”) with Baxter Healthcare Corporation (“Baxter”) in October 2014 has been accounted for as deferred license revenue.   Deferred license revenue is being recognized based on the proportion of product shipments to Baxter in each period to total expected sales volume for the term of the agreement. See Note 4 to condensed consolidated financial statements for information related to the settlement of arbitration proceedings with Baxter.

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

Investments Available for Sale

Investments Available for Sale are short-term investments, consisting of investments in short term bond funds and in short term bonds and are stated at fair value based upon observed market prices (Level 1 in the fair value hierarchy).  The portfolio generally consists of high credit quality short term debt instruments.  These instruments are subject to changes in fair market value due primarily to changes in interest rates.  The fair value of these investments was $34,914,331 as of June 30, 2017.  Unrealized holding gains or losses on these securities are included in accumulated other comprehensive income (loss). Realized gains and losses, including declines in value judged to be other-than-temporary on available-for-sale securities are included as a component of other income or expense. Gross unrealized losses were $289,753 as of June 30, 2017.  There were realized losses of $473,871 and no realized gains in the second quarter.  For the six months ended June 30, 2017, there were realized losses of $504,994 and no realized gains.

The Company has evaluated the near term interest rate environment and the expected holding period of the investments along with the duration of the fund portfolios in assessing the severity and duration of potential impairments. Based on that evaluation the Company does not consider those investments to be other-than-temporarily impaired at June 30, 2017.

Research and Product Development

We recognize research and product development expenses as incurred.  We incurred product development and research costs related to the commercial development, patent approval and regulatory approval of new products aggregating approximately $2.9 million and $3.4 million for the six months ended June 30, 2017 and 2016, respectively.

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

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Basic Weighted Average Shares Outstanding	51,031,899	50,676,787	50,859,927	50,674,954
Effect of Dilutive Securities	—	—	—	—
Diluted Weighted Average Shares Outstanding	51,031,899	50,676,787	50,859,927	50,674,954

3.  Inventory

Components of inventory as of June 30, 2017 and December 31, 2016 are as follows:

	June 30,	December 31,
	2017	2016
Raw Materials	$12,943,575	$10,903,084
Work in Process	234,326	86,452
Finished Goods	3,322,122	2,978,090
Total	$16,500,023	$13,967,626

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

On September 12, 2016, Baxter initiated an arbitration proceeding against Rockwell in accordance with the International Institute for Conflict Prevention and Resolution, Inc.’s Rules for Non-Administered Arbitration under the Distribution Agreement. Baxter alleged that Rockwell had breached the Distribution Agreement in various respects associated with its dealings with customers, its allocation of expenses and its true-up notices.  Baxter sought declaratory relief giving Baxter the right to terminate the Distribution Agreement and recover a portion of the upfront fee, injunctive relief to prevent Rockwell from establishing a West Coast facility and unspecified damages.

Rockwell filed a response denying all of Baxter’s claims of breach and wrongdoing, and counterclaimed that Baxter itself is in breach of the Distribution Agreement for failing to pay substantial accounts receivable and for repudiating its obligation to pay the West Coast facility fee of up to $10 million.  Rockwell sought damages, declaratory, injunctive and other equitable relief, as well as interest, costs and attorney fees. In addition, in October 2016, Rockwell gave notice to Baxter that it breached the minimum purchase requirement for the contract year ended October 2, 2016 and that Rockwell intended to cause its distribution rights to become non-exclusive unless it cured the shortfall within the applicable cure period. Baxter disputed the existence of a breach.

On June 23, 2017, the Company and Baxter settled the arbitration (the “Settlement”) related to all of the foregoing claims. The Settlement included a mutual release with respect to all known claims existing on the date of the Settlement and the arbitration was dismissed with prejudice.  No payments were made by either party in connection with the Settlement.

In connection with the Settlement, on June 23, 2017, the Company and Baxter entered into a First Amendment to Exclusive Distribution Agreement and a First Amendment to Investment Agreement. The terms of the settlement included, among other things, modified pricing that provides incentive to Baxter to pursue new customers and increase future sales.      Our Settlement with Baxter is not expected to have a material impact on our liquidity or results of operations.

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

We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements.  While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which are based on information available to us on the date of this report or, if made elsewhere, as of the date made.  Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different.  Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed in this report under “Part II - Item 1A — Risk Factors”.

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

Triferic is our lead branded drug. We believe it has the potential to capture significant market share due to its improved clinical and cost-saving benefits. Triferic received FDA approval in 2015, and is the only FDA-approved therapy indicated to replace iron and maintain hemoglobin in adult hemodialysis patients. Triferic received a reimbursement J-code, effective January 1, 2016.  At about that time, we received clarification from CMS that Triferic would be included in the ESRD bundled payment which initiated our pursuit of transitional add-on reimbursement, which is available for new, innovative therapies. Although we cannot be certain, we believe that Triferic will receive transitional add-on reimbursement, which offers greater incentive for dialysis providers to adopt new, innovative therapies.

Until add-on reimbursement  is resolved for Triferic, we do not anticipate realizing significant revenues from Triferic sales. In the meantime, we continue to make significant progress in marketing to and educating our customers about Triferic and the valuable benefit it delivers by improving patient outcomes and lowering costs. We also continue to provide Triferic to dialysis providers via a drug sample program, receiving favorable response to the positive clinical and cost saving benefits. Our marketing and selling efforts to nephrologists and nurses, as well as to patients, are effective and being received favorably.  We have built significant inventory of Triferic in anticipation of receiving transitional add-on reimbursement.  If we are unable to successfully commercialize Triferic and achieve sufficient sales volumes over the next one to two years, we may have to write off a portion of our inventory investment in Triferic, which would have an adverse effect on our results of operations.

Our global strategy is to license Triferic to key partners to commercialize internationally.  We are actively pursuing international licensing opportunities in a number of countries and regions.   During the second quarter of 2017, we terminated our licensee’s rights to the Middle East region due to their material default under the terms of our agreement.  We are pursuing other business development opportunities in the region.  The termination of this license is not expected to have a material impact on our results of operations and did not impact our liquidity.  Additionally, we are continuing development work on other clinical indications related to iron deficiency that address unmet patient needs and we are evaluating opportunities to in-license other products that will complement our product portfolio.

We are also working to begin marketing Calcitriol, generic injectable vitamin-D through contract manufacturing organizations (“CMOs”). Assuming timely approval by the FDA, we currently expect Calcitriol to be available for marketing later in 2017.

Rockwell sells its dialysis concentrates in the United States and certain foreign markets under the Distribution Agreement with Baxter.  Rockwell receives a pre-defined gross profit margin on its concentrate products sold pursuant to the Distribution Agreement, subject to an annual true-up of costs. Baxter and Rockwell have reached a settlement on their dispute as discussed in more detail under Note 4 to the condensed consolidated financial statements and “Part II Item 1 “Legal Proceedings”.   The terms of the settlement included, among other things, modified pricing that provides incentive to Baxter to pursue new customers and increase future sales.    Our settlement with Baxter is not expected to have a material impact on our liquidity or results of operations.

Results of Operations for the Three Months and Six Months Ended June 30, 2017 and June 30, 2016

Sales

Our sales in the second quarter of 2017 were $13.2 million, $0.2 million or 1.6%  less than the second quarter of 2016 due to lower sales volumes.  Our international sales were $0.1 million higher than the second quarter of 2016.  Revenue recognized from licensing fees was $0.1 million less than in the second quarter of 2016.

Our sales in the first six months of 2017 were $27.8 million, an increase of $0.8 million or 2.8% over the first six months of 2016.  Our domestic business increased $0.8 million over the first six months of 2016 which was due mainly to one-time additional orders from Baxter.  Our international sales were at the same level as the first half of 2016.

Our drug business revenue was not significant in the first half of 2017 or 2016.

Gross Profit

Gross profit in the second quarter of 2017 was $1.5 million, unchanged from the second quarter of 2016.  Gross profit margins were 11.3% in the second quarter of 2017 compared to 11.1% in the second quarter of 2016.

 Gross profit in the first six months of 2017 was $3.9 million, an increase of $0.7 million or 21.1% over the first six months of 2016.  Gross profit margins were 13.9% compared to 11.8% in the first half of 2016.  The gross profit increase was partially due to both higher sales of our concentrate products and lower costs resulting from recognizing $0.3 million related to the licensing payment received following execution of our 2016 license agreement with Wanbang Biopharmaceutical Co., Ltd.

Selling, General and Administrative Expense

Selling, general and administrative expense during the second quarter of 2017 was $6.5 million compared to $5.0 million in the second quarter of 2016.  The $1.5 million expense increase was primarily due to higher legal costs relating to  outstanding litigation expenses and the 2017 annual meeting.  A reduction in equity compensation costs of $0.4 million was partially offset by higher compensation and benefit costs of $0.2 million.

Selling, general and administrative expense during the first half of 2017 was $12.6 million compared to $10.0 million in the first half of 2016.   The $2.6 million increase was primarily due to higher legal and professional costs relating to outstanding litigation and the 2017 annual meeting.  Equity compensation costs decreased by $0.8 million compared to the first half of 2016, partially offset by higher compensation and benefit costs of $0.3 million.  Marketing costs for Triferic increased $0.2 million compared to the first half of 2016.

Research and Product Development Expense

We incurred product development and research costs related to the commercial development, patent approval and regulatory approval of new products, primarily Triferic, aggregating approximately $1.7 million and $2.1 million in the second quarter of 2017 and 2016, respectively. Research and product development costs incurred in the first six months of 2017 and 2016 were $2.9 million and $3.4 million, respectively and were largely related to Triferic development costs for use in other clinical indications and delivery presentations.

Interest and Investment Income, Net

Our net interest and investment income in the second quarter of 2017 was a loss of $0.4 million resulting from the repositioning of holdings in our short term bond portfolio in response to market changes, compared to income of $0.2 million in the second quarter of 2016.  For the first six months of 2017, we incurred a loss of $0.1 million compared to income of $0.4 million in the first six months of 2016.

Income Tax Expense

We recognized no income tax expense in the second quarter of 2017 or 2016.  We recognized no income tax expense in the first six months of 2017 compared to approximately $0.4 million in income tax expense in the first six months of 2016, which pertained to foreign income taxes paid related to license payments received under the Wanbang license agreement.

Liquidity and Capital Resources

We believe we have adequate capital resources and substantial liquidity to pursue our business strategy. In addition to operating our concentrate business, our strategy is centered on developing, marketing and licensing high potential drug products including Triferic.

As of June 30, 2017, we had current assets of $63.8 million and net working capital of $56.1 million. We have approximately $43.2 million in cash and investments as of June 30, 2017. Our uses of cash have primarily been for research and product development, investments in inventory to support our drug product launches and for operating expenses.  Cash used in operating activities was $12.3 million in the first half of 2017, which included research and development expenses of $2.9 million and an increase of $2.5 million in inventory levels. We increased our Triferic inventory over the last year in preparation for commercializing Triferic and believe we have adequate inventory to meet anticipated requirements.  We have classified $2.7 million of Triferic’s active pharmaceutical ingredient as non-current inventory as of June 30, 2017.

We anticipate that we will increase our accounts receivable as we increase our drug product sales and we may also increase inventories to a more modest degree as we commercialize Triferic and Calcitriol. We also expect to continue investing in research and product development, such as clinical testing in connection with peritoneal dialysis, an orphan drug indication, pediatric indications and certain other indications, as we work to expand potential uses for Triferic.  Future spending on such indications is expected to be minor in relation to the Company’s cash resources. We believe that we have adequate capital resources to make these investments in accounts receivable, inventory and research and product development. We expect to generate positive cash flow from operations when our drug products generate substantial sales.

We have no long term debt as of June 30, 2017 and do not expect to incur interest expense in 2017.  Capital expenditures on our current facilities are not expected to materially exceed depreciation expense.  Our capital expenditures were $0.4 million in the first half of 2017 compared to $0.2 million in the first half of 2016.  We paid $2.3 million in withholding taxes in connection with restricted stock vesting in the second quarter of 2017.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have invested $34.9  million in available for sale securities that are invested in short term bonds and short term bond funds which typically yield higher returns than the interest realized in money market funds. While these bonds and bond funds hold bonds of short duration, their market value is affected by changes in interest rates. Increases in interest rates will reduce the market value of bonds held and we may incur unrealized losses from the reduction in market value of the bonds. If we sell some or all of our positions, those unrealized losses may result in realized losses which may or may not exceed the interest and dividends earned from those funds. However, due to the short duration of our portfolio of holdings, we do not believe that a hypothetical 100 basis point increase or decrease in interest rates will have a material impact on the value of our investments.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

Baxter Arbitration

On September 12, 2016, Baxter initiated an arbitration proceeding against Rockwell in accordance with the International Institute for Conflict Prevention and Resolution, Inc.’s Rules for Non-Administered Arbitration under the Distribution Agreement. Baxter alleged that Rockwell had breached the Distribution Agreement in various respects associated with its dealings with customers, its allocation of expenses and its true-up notices.  Baxter sought declaratory relief giving Baxter the right to terminate the Distribution Agreement and recover a portion of the upfront fee, injunctive relief to prevent Rockwell from establishing a West Coast facility, and unspecified damages.

Rockwell filed a response denying all of Baxter’s claims of breach and wrongdoing, and counterclaimed that Baxter itself is in breach of the Distribution Agreement for failing to pay substantial accounts receivable and for repudiating its obligation to pay the West Coast facility fee of up to $10 million.  Rockwell sought damages, declaratory, injunctive and other equitable relief, as well as interest, costs and attorney fees. In addition, in October 2016, Rockwell gave notice to Baxter that it breached the minimum purchase requirement for the contract year ended October 2, 2016 and that Rockwell intended to cause its distribution rights to become non-exclusive unless it cured the shortfall within the applicable cure period. Baxter disputed the existence of a breach.

On June 23, 2017, the Company and Baxter settled the arbitration (the “Settlement”) related to all of the foregoing claims. The Settlement included a mutual release with respect to all known claims existing on the date of the Settlement and the arbitration was dismissed with prejudice.  No payments were made by either party in connection with the Settlement.

In connection with the Settlement, on June 23, 2017, the Company and Baxter entered into a First Amendment to Exclusive Distribution Agreement and a First Amendment to Investment Agreement. The material terms of these amendments are described in the Company’s Form 8-K filed June 29, 2017.

Richmond/Ravich Litigation

On March 8, 2017, Rockwell filed suit in the United States District Court for the Eastern District of Michigan against Richmond Brothers, Inc. and certain related entities, David S. Richmond, Mark H. Ravich and certain related trusts, and Matthew J. Curfman (“Richmond/Ravich Defendants”), and three individual Rockwell shareholders: Jay F. Joliat, Chris Paxos, and David Hagelstein (together with the “Richmond/Ravich Defendants,” the “Rockwell Shareholders”).  Since then, Rockwell voluntarily dismissed its claims against two of the individual shareholders, Chris Paxos and David Hagelstein.  Rockwell’s complaint alleges that the Rockwell Shareholders failed to timely file a Schedule 13D and that a Schedule 13G and Schedules 13D filed by the Richmond/Ravich Defendants contained various material misstatements and omissions, in violation of Section 13(d) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended, and the rules promulgated thereunder by the Securities and Exchange Commission.  The complaint seeks declaratory and injunctive relief relating to these alleged violations, including requiring the Rockwell Shareholders to file new or amended Schedules 13D disclosing the proper date of their shareholder group’s formation and providing accurate information about the group’s membership and activities, and issuing a declaratory judgment finding that the Rockwell Shareholders violated Section 13(d) of the Exchange Act.  On June 28, 2017, the Court denied the Richmond/Ravich Defendants’ motion to dismiss this case, in which Defendant Jay F. Joliat had joined.  The Court has set a scheduling conference in this case for August 28, 2017.  Defendant Jay Joliat had previously answered the complaint on April 13, 2017.  The deadline for Richmond/Ravich Defendants to file their answer to the complaint is August 21, 2017.

Other Proceedings

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

Item 1A. Risk Factors

In light of recent developments, we are replacing in their entirety the risk factors disclosed in Item 1A of our Form 10-K for the year ended December 31, 2016.  Such risk factors are amended and restated as set forth below.

RISKS RELATED TO OUR DRUG BUSINESS

Although Triferic has been approved by the FDA, we may not be able to commercialize it successfully.

The commercial success of Triferic will depend on a number of factors, including the following:

•	Triferic will have to compete against current iron therapies and possibly other future products;

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

•

We are seeking transitional add-on reimbursement (separate payment outside of the ESRD bundled payment) for Triferic.  In the absence of that, dialysis service providers are likely to adopt Triferic at a much slower rate than if Triferic is granted such status due to the cost of conversion and lack of an immediate financial incentive to adopt Triferic;

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

•	Competitors may engage in anti-competitive practices and other tactics to retain their market share;
•	Avoidance of third party patent interference or patent infringement claims;

•	A continued acceptable safety profile of Triferic; and
•	Discovery of previously unknown problems with Triferic or with any third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements.

An adverse development with respect to any of the foregoing may have a material adverse effect on our ability to manufacture and market Triferic. These factors are largely beyond our control. Accordingly, we cannot assure you that we will be able to generate significant revenues through the sale of Triferic. If we are not successful in commercializing Triferic, or are significantly delayed in doing so, our entire investment in Triferic may be worthless, our licensing rights could be affected and the price of our common stock could substantially decline.  Even if we were successful in commercializing Triferic, due to the highly concentrated nature of the market, our continued success may depend on adoption of Triferic by a few dialysis providers.

If we are unable to use our Triferic inventory before its shelf life expires, we may have to take a reserve which could have a material adverse effect on our results of operations and financial condition.

We cannot predict when or if we will secure transitional add-on reimbursement for Triferic or  future usage of Triferic.  We have invested approximately $12.9 million in Triferic inventory, including approximately $11 million in Triferic’s active pharmaceutical ingredient and $1.9 million in finished goods inventory.  The inventory has a shelf life ranging from one to three years.  If we are unable to utilize some or all of the Triferic inventory before its shelf life expires, some or all of our investment in Triferic inventory may not be saleable, reducing the inventory we have available for sale and requiring us to reserve for the reduction in value.  We may also need to reserve for inventory that we estimate will not be sold before such inventory expires.  Any such inventory reserve could have a material adverse effect on our results of operations and financial condition.

Our ability to market Triferic and other FDA-approved drugs is limited by the FDA to those specific indications and conditions for which clinical safety and efficacy have been demonstrated, which may limit our ability to market Triferic and our other drug products.

Any new indication for an approved product requires FDA approval. Triferic is approved by the FDA for use in adult patients receiving hemodialysis treatments and has not yet been approved for other indications.  We are not able to promote the products or encourage our customers to use the products for purposes other than those indications of use that are specifically approved by the FDA as safe and effective. If we are not able to obtain FDA approval for additional indications for Triferic, our ability to take full advantage of Triferic’s market opportunity may be reduced and our business may be adversely affected. Moreover, if our promotional activities fail to comply with the FDA’s regulations or guidelines, we may be subject to warnings from, or enforcement action by, the FDA that may include penalties, fines, injunctions, recall or seizure of products, suspension of production, denial of future regulatory approvals, withdrawal or suspension of existing regulatory approvals, operating restrictions, debarment, exclusion and criminal prosecution, any of which could materially harm our business.

If we do not obtain protection under the Hatch-Waxman Act to extend patent protection for Triferic, our drug business may not reach its full potential.

The United States Drug Price Competition and Patent Term Restoration Act of 1984, more commonly known as the “Hatch-Waxman Act,” provides that patent holders may apply for an extension of the patent term for drugs for a period of up to five years to compensate for time spent in development and regulatory approval. We have applied for an extension, and received an interim one year extension but there can be no assurance that we will receive the full extension of the patent term provided under the Hatch-Waxman Act for either of the licensed Triferic patents that were scheduled to expire at the end of 2016. If we fail to receive the full extension, we would have to rely on the protection afforded us by the United States patent we hold on the synthesis and formulation of our pharmaceutical grade formulation of Triferic which expires in 2029 or on other patents related to Triferic that may be issued to us in the future.

We depend on contract manufacturing organizations to manufacture our drug products.  If these organizations are unable or unwilling to manufacture our drug products, or if these organizations fail to comply with FDA or other applicable regulations or otherwise fail to meet our requirements, our drug business will be harmed.

We rely on contract manufacturing organizations (CMOs) to make Triferic and Calcitriol.  If any are unable to make the product in sufficient quantities and on a consistent basis, or become unwilling to produce the product for us, we may not be able to supply our customers with product in a timely manner.

The facilities and processes used by these CMOs to manufacture our drug products must be approved by the FDA and, where applicable, foreign regulators before the commercial products can be sold that were produced at a particular facility using a particular process. Even if approved, certain ongoing regulatory requirements for product testing and stability of our commercially marketed products must be met. We do not control the manufacturing processes of, and are dependent upon, these CMOs for compliance with current good manufacturing practices, referred to as cGMPs, and obtaining and maintaining their regulatory approval.  If approval for a CMO is not received or ongoing testing does not continue to meet approved standards such that approval is withdrawn, the CMO’s production would be delayed or suspended and we may be forced to find another capable CMO and/or shift production to another CMO that is already approved and under contract with us.  Any such failure could significantly hamper our ability to supply our customers in a timely manner, which may have a material adverse effect on our results of operations, financial condition and cash flows.

We rely on third party suppliers for raw materials and packaging components of our drug products. We may not be able to obtain the raw materials and proper components we need, or the cost of the materials or components may be higher than expected, any of which could impair our production or commercialization of drug products and have a material adverse effect on our results of operations, financial position and cash flows.

We may not be able to obtain needed raw materials or packaging components, or the price of such materials or components may rise significantly, for a variety of reasons, including among others:

•	Business interruption, such as due to a force majeure, cyber attack or labor strike at a supplier;
•	Regulatory requirements or action by regulatory agencies or others against a supplier, including delays in receiving necessary approvals;
•	A supplier’s failure to comply with cGMP standards which results in quality or product failures, adulteration, contamination and/or recall;
•	Adverse financial or other strategic developments at or affecting a supplier;
•	Termination of the supply contract by a supplier;
•	Unexpected demand for or shortage of raw materials or packaging components; and
•	Unexpected increases in our product demand.

Some of the suppliers for the raw materials or packaging components we need may be single-source suppliers.  Finding an alternative source can be expensive and take a substantial amount of time, especially when regulatory approval is required to qualify the supplier.  If we are unable to obtain the raw materials and components we require and are not able to establish alternative supply sources, or if the prices for raw materials or packaging components increase substantially, our CMOs may not be able to produce the desired quantities of our drug products or our expected gross profit margins may be materially adversely affected, any of which could be costly to us and have a material adverse effect on our results of operations, financial position and cash flows.

We may not be successful in obtaining foreign regulatory approvals or in arranging out-licensing partners capable of obtaining the approvals needed to effectively commercialize our drug products outside of the United States. Even if we are successful in out-licensing our drug products and obtaining the required regulatory approvals, the licensees or partners may not be effective at marketing our products in certain markets or at all.

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

Even if we obtain the necessary foreign approval in a particular market, should we attempt to develop international markets ourselves we do not have substantial expertise selling and marketing on an international level and, therefore, may not be successful in realizing commercial value from our products. Our strategy is to license the rights to our drugs in markets outside the United States to partners who have resources to obtain regulatory approval. However, we may not be successful in finding partners in addition to those currently under contract, who will be willing to invest in our drugs outside the United States or our partners may be unable to obtain the necessary regulatory approvals.  If we are not successful in out-licensing our drugs outside of the United States or entering into other arrangements with partners capable of obtaining the necessary regulatory approvals to commercialize our drug products, we may be forced to seek regulatory approval and market these products ourselves. If we elect to seek approval ourselves, it may take longer than expected to obtain regulatory approval and to market and manufacture our drugs, and we may decide to delay or abandon development efforts in certain markets.  Any such delay or abandonment, or any failure to receive one or more foreign approvals, may have an adverse effect on the benefits otherwise expected from marketing in foreign countries.

If we are successful in obtaining partners to commercialize our products in foreign markets, we will be dependent upon their effectiveness in selling and marketing our products in those foreign markets. These partners may face stiff competition, government price regulations, generic versions of our drug products, violations of our intellectual property rights and other negative events or may otherwise be ineffective in commercializing our products, any of which could reduce the market potential for our products and our success in those markets.

We may not be successful in expanding our drug product portfolio or in our business development efforts related to in-licensing, acquisitions or other business collaborations. Even if we are able to enter into business development arrangements, they could have a negative impact on our business and our profitability.

As part of our business strategy to expand our drug product portfolio, we are seeking to acquire or in-license other drug products that we believe are a complementary fit with our current product portfolio as well as other products that we believe have substantial development potential. The negotiation of such arrangements can be a lengthy and complex process and there can be no assurance that any such negotiations will be completed on a timely basis or result in an arrangement that will enable us to effectively integrate, develop and launch such products effectively.

In addition, the market potential for new drug products is highly uncertain and evaluation of such potential requires significant judgment and assumptions. There is a significant risk that any new drug product may not be able to be brought to market as profitably as expected or at all. If the results of any new drug product initiative were materially worse than expected, it could have a material adverse effect on our financial results and condition.

Expansion of our drug business in the United States may require FDA approval of new drug candidates or indications for use.  The process of obtaining FDA approval is a long and expensive process with no guarantee of success.

Expansion of our drug business will be dependent, in part, on our ability to successfully and timely develop, obtain regulatory approval for, and commercialize new drug candidates.  The process of performing clinical trials for a potential new drug, filing an NDA with the FDA and receiving a decision from the FDA is expected to take several years, with no guarantee of approval. Clinical trials typically take years to complete and early promising clinical trial results may not necessarily be indicative of later results or demonstrate sufficient safety and efficacy to support an NDA filing. Clinical trials and the NDA approval process for any new drug candidate are also very expensive.  Similarly, the FDA approval process for a new indication of Triferic would require us to pay substantial review fees, may require clinical trials and could take years to complete.

There is no guarantee the FDA will approve our new drug candidates.  Once trials are completed and the NDA is submitted to the FDA, the FDA may find deficiencies that raise safety or efficacy concerns or may otherwise require additional clinical testing or impose other requirements, which could significantly delay approval or result in us not receiving approval at all.  In addition, varying interpretations of the data obtained from testing could delay, limit or prevent regulatory approval.  If approval is not granted for any new products or new indications submitted for approval, our entire investment in the related products may be worthless, any licensing rights could be forfeited and the price of our common stock could substantially decline.

Our drug business depends on government funding of health care, and changes could impact our ability to be paid in full for our products, increase prices or cause consolidation in the dialysis provider market.

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

The new presidential administration and members of the U.S. Congress have introduced legislation in both the House of Representatives and Senate to repeal and/or replace all or part of the Patient Protection and Affordable Care Act, or PPACA, including potential changes or repeal of the Medicaid expansion, coverage for pre-existing coverages and insurance coverage minimum benefits.  The likelihood of passage and the impact of this legislation is uncertain but could potentially impact reimbursement by the Medicare and Medicaid programs for our drug products and dialysis and the ability of certain individuals to obtain coverage.   Other state and federal healthcare reform measures could be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, or change the methods used by Medicare and Medicaid to reimburse providers, including the

“bundled” payment model and the availability of transitional add-on reimbursement, any of which could result in reduced demand for our products once approved or pricing pressures.

As a result of these changes to Medicare and Medicaid reimbursement, the dialysis provider industry may continue to consolidate. This may result in increased purchasing leverage for providers across all dialysis product categories and increased pricing pressure on all suppliers to the industry.

It may be difficult for us to capture market share for Calcitriol in the highly competitive generic drug market.

The market for generic drugs such as Calcitriol is generally very competitive, which may make it difficult for us to capture significant market share. If we have success in capturing market share with Calcitriol, it may attract other entrants to market their own Calcitriol product, which could have a material adverse effect on our future revenues and results of operations. Branded competitors may aggressively lower their prices to maintain market share.  Dialysis service providers may seek alternative forms of treatment for this indication.  Any of these outcomes could have an adverse effect on our ability to successfully commercialize Calcitriol.

RISKS RELATED TO OUR CONCENTRATE BUSINESS

We may be required to repay a portion of the fees received from Baxter, which could materially and adversely affect our financial position and cash reserves.

Pursuant to the terms of the Distribution Agreement, we may be required to repay a portion of the upfront fee and a portion of the facility fee to Baxter upon the occurrence of a “Refund Trigger Event”.  A Refund Trigger Event includes, among other things, termination due to an uncured material breach by us.  A Refund Trigger Event would obligate us to refund $6.6 million of the $20 million upfront fee (and any portion of the West Coast facility fee that may have been paid by Baxter) if termination occurs in 2017 or 2018, and $5.0 million of the $20 million upfront fee (and any portion of the West Coast facility fee that may have been paid by Baxter) if termination occurs in 2019, 2020 or 2021.

If Baxter terminates the Distribution Agreement because it has been enjoined by a court of competent jurisdiction from selling in the United States prior to the end of 2018, Baxter would be entitled to a refund of up to $10 million, or $6.6 million if the termination occurs in 2019.

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

Sales of our products are highly concentrated in a few customers. One customer accounted for nearly half of our sales in each of the last three years and for a substantial number of the clinics we serve.  The loss of any of these significant customers could adversely affect our results of operations, financial condition and cash flows.

The concentrate market is competitive and has a large competitor with substantial resources.

The primary competitor in the market for our concentrate products is a large diversified company which has substantial financial, technical, manufacturing, marketing, research and management resources. We and our distributor, Baxter, may not be able to successfully compete with them or other companies. The primary competitor has historically used product bundling and low pricing as a competitive strategy to capture market share of the concentrate products we sell. We and Baxter may be at a disadvantage in competing against their strategies to sell concentrate products. Furthermore, the primary competitor is vertically integrated and is the largest provider of dialysis services in the United States, treating approximately 36% of all U.S. patients through its clinics. This competitor has routinely acquired smaller clinic chain operations which we supply through Baxter and may acquire more of the customers we service in the future.

We may be affected materially and adversely by increases in raw material costs.

A significant portion of our costs relates to chemicals and other raw materials, which are subject to price volatility based on demand and are highly influenced by the overall level of economic activity in the United States and abroad.

These costs have tended to rise from year to year and are likely to continue to rise in the future. Under our Distribution Agreement with Baxter, such cost inflation may result in increases in the prices we charge Baxter. If these increases exceed specified levels in the Distribution Agreement, Baxter has the option to terminate the Distribution Agreement and obtain a refund of a portion of the fees we received from Baxter. Any such termination or refund could have a material adverse effect on our business, results of operations, financial position and cash flows.

RISKS RELATED TO OUR BUSINESS AS A WHOLE

Our drug and concentrate businesses are highly regulated, resulting in additional expense and risk of noncompliance that can materially and adversely affect our business, financial condition and results of operations.

Our businesses are highly regulated. The testing, manufacture and sale of the products we manufacture directly or through third party CMOs are subject to extensive regulation by the FDA and by other federal, state and foreign authorities. Before drugs or medical devices, such as our concentrate products, can be commercially marketed in the United States, the FDA must give either premarket approval or 510(k) clearance. Even after a product is approved, regulatory authorities may still impose significant restrictions on a product’s indicated uses or marketing or impose requirements for potentially costly post-marketing studies. In addition, our products are subject to ongoing regulatory requirements for labeling, packaging, storage, advertising, promotion, sampling, record-keeping and reporting of safety and other post-market information, including both federal and state requirements in the United States and in other jurisdictions where they are marketed. In addition, manufacturers and their facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to current cGMP and applicable state laws. As such, we and our CMOs are subject to continual review and periodic inspections to assess compliance with cGMP and state laws. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas to achieve and maintain regulatory compliance. We are also required to report certain adverse reactions and production problems, if any, to the FDA, state agencies and foreign regulatory authorities, when applicable, and to comply with requirements concerning advertising and promotion for our products.

If non-compliant inventory is sold or if a regulatory agency determines that we do not comply with any applicable regulatory requirements, we may be subject to warnings from, or enforcement action by, state and federal government authorities that may include penalties, fines, injunctions, recall or seizure of products, suspension of production, denial of future regulatory approvals, withdrawal or suspension of existing regulatory approvals, operating restrictions, injunctions and criminal prosecution. If regulatory sanctions are applied, the value of our Company and our operating results could be materially and adversely affected.  Our business could also be adversely affected by delays in obtaining necessary regulatory approvals and any restrictions placed by the FDA on our intended marketing or the use of our products.

Our failure to comply with applicable regulations could also result in product liability litigation against us. In addition, our failure to comply with respect to our concentrate products could constitute a breach by us of the Distribution Agreement, providing Baxter with various remedies that would be material and adverse to us. Moreover, changes in applicable regulatory requirements could significantly increase the costs of our operations, which, if such higher costs result in price increases that exceed the thresholds specified in the Distribution Agreement, could give Baxter the right to terminate the Distribution Agreement and obtain a partial refund of certain fees paid to us.

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

The United States government faces structural deficits that may require changes to government funded healthcare programs such as Medicare and Medicaid which may negatively impact us directly or indirectly through the customers of our products. Our financial position, results of operations, and cash flows and ability to commercialize our drug products could be materially impacted by the PPACA, future health care reform or reduced Medicare and Medicaid spending by the federal government.  Legislative and administrative efforts to repeal or modify the PPACA are underway and in January 2017, President Trump signed an Executive Order directing federal agencies with authority and responsibility under PPACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the PPACA that would impose a fiscal or regulatory burden on states, individuals, health care providers, health insurers, or manufacturers of pharmaceuticals or medical devices. We cannot predict how repeal or replacement of PPACA, the Executive Order or other health care reform will affect our business and any such changes could substantially modify the methodology for reimbursing medical services, drugs and devices or the number of patients eligible for reimbursement or otherwise adversely affect our ability to successfully develop and commercialize our products.

Device and pharmaceutical manufacturers are required to report annually to the Department of Health and Human Services regarding certain financial relationships they have with physicians and teaching hospitals. This reporting requirement imposes governmental scrutiny on our contractual relationships with physicians and teaching hospitals and creates risk that inadvertent violations will result in liability under the federal fraud and abuse laws, which could have a material adverse effect on our results of operations, financial position and cash flows.

We depend on key personnel, the loss of which could harm our ability to operate.

Our success depends heavily on the efforts of Robert L. Chioini, our founder and Chief Executive Officer, Dr. Raymond D. Pratt, our Chief Medical Officer, Dr. Ajay Gupta, our Chief Scientific Officer and Thomas E. Klema, our Chief Financial Officer, Secretary and Treasurer. Mr. Chioini is primarily responsible for making major corporate decisions, managing the overall operations and resources of the Company and leading the development and execution of the Company's long term strategy. Dr. Pratt is primarily responsible for the clinical development, testing and regulatory approval of our products. Dr. Gupta is primarily responsible for discovery and development of new technologies. No member of our executive management team has an employment agreement with the Company. If we lose the services of Mr. Chioini, Dr. Pratt, Dr. Gupta or Mr. Klema, our business, product development efforts, financial condition and results of operations could be adversely affected.

Defending our intellectual property rights could be expensive, we may not always be successful in protecting our exclusive rights and we could be prevented from selling products, forced to pay damages and compelled to defend against litigation if we infringe the rights of a third party.

Our success, competitive position and future revenues, particularly with our drug products, will depend in part on our ability to obtain and maintain patent protection for our products, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties.

We could incur substantial costs in seeking enforcement of our patent rights against infringement, and we cannot guarantee that such patents will successfully preclude others from using technology that we rely upon. It is possible that we may infringe on intellectual property rights of others without being aware of the infringement. If a third party believes that one of our products infringes on the third party’s patent, it may sue us even if we have received our own patent protection for the technology. If we infringe the rights of a third party, we could be prevented from manufacturing and selling products, forced to pay damages, compelled to license technology from the party claiming infringement and lose the opportunity to license our technology to others and collect royalty payments, any of which could have a material adverse effect on our business. If Baxter is prevented from selling any of our concentrate or ancillary products due to a patent infringement or if its ability to sell any of our concentrate or ancillary products due to a patent infringement is materially and adversely affected, Baxter may be entitled to terminate our Distribution Agreement and obtain a refund of a portion of the upfront fee and facility fee.

Our products may have undesirable side effects and our product liability insurance may not be sufficient to protect us from material liability or harm to our business.

If concerns are raised regarding the safety of a new drug as a result of undesirable side effects identified during clinical testing, the FDA may decline to approve the drug at the end of the NDA review period or issue a letter requesting additional data or information prior to making a final decision regarding whether or not to approve the drug. Following FDA approval, if we or others later identify previously unknown undesirable side effects caused by our drug or concentrate products, if known side effects are more frequent or severe than in the past, or if we or others detect unexpected safety signals for such products or any products perceived to be similar to such products, the FDA or other applicable regulatory authorities may require the addition of unfavorable labeling statements, specific warnings or contraindications, may suspend or withdraw their approval of the product, may require it to be removed from the market or may impose restrictions on the distribution or use of the product. Such side effects may also result in litigation against us by private litigants.

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

Our business and operations would suffer in the event of a security breach, system failure, invasion, corruption, destruction or interruption of our or our business partners’ critical information technology systems or infrastructure.

In the ordinary course of business, we and our business partners store sensitive data, including intellectual property, proprietary business information, proprietary information of our customers and business partners in the information technology systems of the Company and those of our current CMOs and other current or future contractors and consultants.  Despite the implementation of security measures, these systems are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures due to employee error, malfeasance or other disruptions.  We could experience a business interruption, intentional theft of confidential information or reputational damage from espionage attacks, malware, ransomware or other cyber-attacks, which may compromise our system infrastructure or lead to data leakage, either internally or at our contractors or consultants.  While we have not experienced any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our manufacturing activities and business operations. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could be subject to legal claims or proceedings, liability under personal privacy laws and regulatory penalties.  In any such event, our business, financial condition and results of operations could be materially adversely affected.

We may be unable to obtain secured debt financing in the future as a result of our Distribution Agreement with Baxter.

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

In addition, as of June 30, 2017, there were 6,557,834 shares issuable upon the exercise of outstanding and exercisable stock options with an average exercise price of $7.77 and 1,147,667 shares issuable upon the exercise of outstanding stock options that are not yet exercisable with an average exercise price of $8.18. The market price of the common shares may be depressed by the potential exercise of these options. The holders of these options are likely to exercise them when we would otherwise be able to obtain additional capital on more favorable terms than those provided by the options.

The market price for our common stock is volatile.

Our stock price, like the market price of many stocks in the specialty pharmaceutical, biotechnology and pharmaceutical industries, is volatile. Events such as announcements around clinical testing results or regulatory approval of a product, as well as the reporting of sales, operating results and cash resources, may cause significant fluctuations in our share price. In addition, third parties may engage in trading strategies that result in intentional volatility to and control over our share price.

Our ability to use our net operating loss carryforwards to offset potential taxable income and related income taxes that would otherwise be due may be limited.

We have substantial net operating loss carryforwards, or NOLs, available to reduce future taxable income.  Our ability to use our NOLs to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income before the expiration dates of the NOLs.  In addition to uncertainty regarding our future profitability, our use of the NOLs may be subject to annual limitations under the “ownership change” provisions of Section 382 of the Internal Revenue Code of 1986, as amended, which may result in the expiration of some or all of the NOLs before they can be used.  In general, an “ownership change” occurs if, during a rolling three-year period, there is a greater than 50% change in the percentage ownership of the corporation by 5% owners (and persons treated as 5% owners), as defined in Section 382 and related regulations.  We may experience an ownership change in the future as a result of future changes in our stock ownership. The inability to use our NOLs to reduce federal taxable income could result in increased future tax liability to us and reduce the cash that would otherwise be available to our business.

We could have a material weakness in our internal control over financial reporting, which, until remedied, could result in errors in our financial statements requiring restatement of our financial statements. As a result, investors may lose confidence in our reported financial information, which could lead to a decline in our stock price.

SEC rules require us to evaluate the effectiveness of our internal control over financial reporting as of the end of each year, and to include a management report assessing the effectiveness of our internal control over financial reporting in each Annual Report on Form 10-K. It is possible, due to the small size of our accounting staff, that we may identify control deficiencies in the future that constitute one or more material weaknesses. If our internal control over financial reporting or disclosure controls and procedures are not effective, there may be errors in our financial statements and in our disclosure that could require restatements. In addition, if a restatement were to occur, investors may lose confidence in our reported financial information and in our disclosure, which could lead to a decline in our stock price.

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

The Board of Directors has the authority, without shareholder approval, to issue shares of preferred stock, or rights to acquire preferred stock, having such rights, preferences and privileges as the Board of Directors may determine. Any such issuance or potential issuance of preferred stock could, under certain circumstances, have the effect of delaying or preventing a change in control and may adversely affect the rights of holders of common shares, including by decreasing the amount of earnings and assets available for distribution to holders of common shares and adversely affect the relative voting power or other rights of the holders of the common shares. In addition, we may become subject to Michigan statutes regulating business combinations or our Board may take other actions which might also hinder or delay a change in control. Any such actions can have a depressive effect on the market price of our common shares and can limit shareholders’ ability to receive a premium on their shares by discouraging takeover and tender offers.

Our shareholders do not have the right to cumulative voting in the election of directors. Moreover, our directors serve staggered three-year terms, and directors may not be removed without cause. These provisions could have an anti-takeover effect by making it more difficult to acquire us by means of a tender offer, a proxy contest or otherwise, or to remove incumbent directors. These provisions could also delay, deter or prevent a tender offer or takeover attempt that a shareholder might consider in his or her best interests, including those attempts that might result in a premium over the market price for the common shares.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs
April 2017	---	---	n/a	n/a
May 2017	---	---	n/a	n/a
June 2017	317,671	$7.20	n/a	n/a
Total	317,671	$7.20	n/a	n/a

Under the provisions of the Company’s 2007 Long Term Incentive Plan, 317,671 shares were tendered to the Company in satisfaction of withholding tax liabilities associated with the vesting of restricted stock awards.  The Company has no publicly announced share repurchase program.

Item 6. Exhibits

See Exhibit Index following the signature page, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKWELL MEDICAL, INC.
(Registrant)

Date: August 9, 2017	/s/ ROBERT L. CHIOINI
Robert L. Chioini
President and Chief Executive Officer
(principal executive officer) (duly authorized officer)

Date: August 9, 2017	/s/ THOMAS E. KLEMA
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

10.68

First Amendment to Exclusive Distribution Agreement, dated as of June 23, 2017, by and between the Company and Baxter Healthcare Corporation (with certain portions redacted pursuant to a confidential treatment request)

10.69	First Amendment to Investment Agreement, dated as of June 23, 2017, by and between the Company and Baxter Healthcare Corporation

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Database

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase