Form 10-Q
period 2017-09-30
ROCKWELL MEDICAL, INC.
filed 2017-11-08
CIK 1041024

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2017
Common Stock, no par value	51,761,040 shares

Rockwell Medical, Inc.

Triferic® is a registered trademark of Rockwell Medical, Inc.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of September 30, 2017 and December 31, 2016

(Unaudited)

	September 30,	December 31,
	2017	2016
ASSETS
Cash and Cash Equivalents	$3,887,923	$17,180,594
Investments Available for Sale	35,028,841	40,759,703
Accounts Receivable, net of a reserve of $6,000 in 2017 and $5,000 in 2016	5,374,390	6,393,228
Inventory	14,864,642	12,141,072
Other Current Assets	2,032,095	2,034,598
Total Current Assets	61,187,891	78,509,195
Property and Equipment, net	1,708,817	1,391,575
Inventory, Non-Current	1,494,175	1,826,554
Intangible Assets	4,117	4,382
Goodwill	920,745	920,745
Other Non-current Assets	490,655	501,187
Total Assets	$65,806,400	$83,153,638
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts Payable	$4,188,677	$5,858,234
Accrued Liabilities	3,231,789	4,210,151
Customer Deposits	199,407	77,217
Total Current Liabilities	7,619,873	10,145,602

Deferred License Revenue	17,396,167	20,051,737

Shareholders’ Equity:
Common Shares, no par value, 51,761,040 and 51,527,711 shares issued and outstanding	272,055,391	268,199,939
Accumulated Deficit	(231,223,093)	(214,341,092)
Accumulated Other Comprehensive Income	(41,938)	(902,548)
Total Shareholders’ Equity	40,790,360	52,956,299
Total Liabilities And Shareholders’ Equity	$65,806,400	$83,153,638

The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

For the three and nine months ended September 30, 2017 and September 30, 2016

(Unaudited)

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Sales	$14,626,904	$12,814,815	$42,462,265	$39,894,380
Cost of Sales	13,555,853	11,234,934	37,535,454	35,130,045
Gross Profit	1,071,051	1,579,881	4,926,811	4,764,335
Selling, General and Administrative	4,791,636	5,070,127	17,433,530	15,071,238
Research and Product Development	1,304,658	1,261,863	4,195,003	4,639,617
Operating Income (Loss)	(5,025,243)	(4,752,109)	(16,701,722)	(14,946,520)
Interest and Investment Income	(31,751)	188,847	(180,279)	602,429
Income (Loss) Before Income Taxes	(5,056,994)	(4,563,262)	(16,882,001)	(14,344,091)
Income Tax Expense	—	—	—	(404,527)
Net Income (Loss)	$(5,056,994)	$(4,563,262)	$(16,882,001)	$(14,748,618)

Basic Earnings (Loss) per Share	$(0.10)	$(0.09)	$(0.33)	$(0.29)

Diluted Earnings (Loss) per Share	$(0.10)	$(0.09)	$(0.33)	$(0.29)

The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the three and nine months ended September 30, 2017 and September 30, 2016

(Unaudited)

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Net Income (Loss)	$(5,056,994)	$(4,563,262)	$(16,882,001)	$(14,748,618)
Unrealized Gain on Available-for-Sale Investments	248,628	115,541	860,752	311,273
Foreign Currency Translation Adjustments	132	(18)	(142)	(18)
Comprehensive Income (Loss)	$(4,808,234)	$(4,447,739)	$(16,021,391)	$(14,437,363)

The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the nine months ended September 30, 2017

(Unaudited)

				ACCUMULATED
				OTHER	TOTAL
	COMMON SHARES		ACCUMULATED	COMPREHENSIVE	SHAREHOLDER’S
	SHARES	AMOUNT	DEFICIT	INCOME (LOSS)	EQUITY
Balance as of December 31, 2016	51,527,711	$268,199,939	$(214,341,092)	$(902,548)	$52,956,299
Net Loss	—	—	(16,882,001)	—	(16,882,001)
Unrealized Gain on Available-for-Sale Investments	—	—	—	860,752	860,752
Foreign Currency Rate Changes	—	—	—	(142)	(142)
Issuance of Common Shares	21,000	116,105	—	—	116,105
Shares Issued in Exchange for Services	50,000	158,667			158,667
Stock Option Based Expense	—	3,275,339	—	—	3,275,339
Stock Tendered in Satisfaction of Tax Liabilities	(317,671)	(2,287,231)	—	—	(2,287,231)
Restricted Stock Amortization	480,000	2,592,572	—	—	2,592,572
Balance as of September 30, 2017	51,761,040	$272,055,391	$(231,223,093)	$(41,938)	$40,790,360

The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2017 and September 30, 2016

(Unaudited)

	2017	2016
Cash Flows From Operating Activities:
Net (Loss)	$(16,882,001)	$(14,748,618)
Adjustments To Reconcile Net Loss To Net Cash Used In Operating Activities:
Depreciation and Amortization	384,835	583,501
Share Based Compensation—Non-employee	158,667	—
Share Based Compensation—Employees	5,874,769	7,794,690
Loss on Disposal of Assets	4,084	7,340
Loss on Sale of Investments Available for Sale	704,695	26,820
Changes in Assets and Liabilities:
(Increase) in Accounts Receivable	(149,429)	(2,984,463)
(Increase) in Inventory	(2,391,191)	(3,888,489)
Decrease (Increase) in Other Assets	224,635	(1,376,042)
(Decrease) in Accounts Payable	(1,669,651)	(598,427)
(Decrease) in Other Liabilities	(863,034)	(179,856)
(Decrease) in Deferred License Revenue	(1,494,360)	(1,445,058)
(Decrease) Increase in Deferred Drug License Revenue	(204,543)	3,818,184
Changes in Assets and Liabilities	(6,547,573)	(6,654,151)
Cash (Used In) Operating Activities	(16,302,524)	(12,990,418)
Cash Flows From Investing Activities:
Purchase of Investments Available for Sale	(34,235,347)	(23,158,809)
Sale of Investments Available for Sale	40,122,266	24,491,678
Purchase of Equipment	(706,346)	(328,322)
Proceeds on Sale of Assets	450	1,000
Cash Provided by Investing Activities	5,181,023	1,005,547
Cash Flows From Financing Activities:
Proceeds from Issuance of Common Shares	116,105	80,161
Restricted Stock Retained in Satisfaction of Tax Liabilities	(2,287,231)	—
Cash (Used In) Provided By Financing Activities	(2,171,126)	80,161

Effects of exchange rate changes	(44)	(18)
(Decrease) In Cash	(13,292,671)	(11,904,728)
Cash At Beginning Of Period	17,180,594	31,198,182
Cash At End Of Period	$3,887,923	$19,293,454

Supplemental Cash Flow disclosure

	2017	2016
Income Taxes Paid	$—	$404,527

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

In the opinion of our management, all adjustments have been included that are necessary to make the financial statements not misleading. All of these adjustments that are material are of a normal and recurring nature. Our operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017. You should read our unaudited interim financial statements together with the financial statements and related footnotes for the year ended December 31, 2016 included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 includes a description of our significant accounting policies.

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

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which will supersede the current revenue recognition requirements in Topic 605, Revenue Recognition. The standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  The new guidance is effective for the year beginning January 1, 2018.  The standard permits the use of either the retrospective or cumulative effect transition method. The Company is in the process of evaluating how the new revenue recognition standard could impact the financial statements and disclosures.  For the majority of our sales transactions, the new standard is not expected to significantly change the timing of revenue recognition.    The new standard could impact the timing of revenue recognition related to up-front and milestone payments for licensing agreements.  The new standard will also require expanded disclosures surrounding revenue in the notes to the financial statements.

Cash and Cash Equivalents

We consider cash on hand, money market funds, unrestricted certificates of deposit and short term marketable securities with an original maturity of 90 days or less as cash and cash equivalents.

Investments Available for Sale

Investments Available for Sale are short-term investments, consisting of investments in short term bond funds and in short term bonds and are stated at fair value based upon observed market prices (Level 1 in the fair value hierarchy).  The portfolio generally consists of high credit quality short term debt instruments.  These instruments are subject to changes in fair market value due primarily to changes in interest rates.  The fair value of these investments was $35,028,841 as of September 30, 2017.  Unrealized holding gains or losses on these securities are included in accumulated other comprehensive income (loss). Realized gains and losses, including declines in value judged to be other-than-temporary on available-for-sale securities are included as a component of other income or expense. Gross unrealized losses were $76,399 and gross unrealized gains were $35,274 as of September 30, 2017.  There were realized gains of $57 and realized losses of $199,758 in the third quarter.  For the nine months ended September 30, 2017, there were realized gains of $57 and realized losses of $704,752.

The Company has evaluated the near term interest rate environment and the expected holding period of the investments along with the duration of the fund portfolios in assessing the severity and duration of potential impairments. Based on that evaluation the Company does not consider those investments to be other-than-temporarily impaired at September 30, 2017.

Research and Product Development

We recognize research and product development expenses as incurred.  We incurred product development and research costs related to the commercial development, patent approval and regulatory approval of new products aggregating approximately $4.2 million and $4.6 million for the nine months ended September 30, 2017 and 2016, respectively.

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

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Basic Weighted Average Shares Outstanding	51,260,975	50,677,076	50,995,079	50,675,667
Effect of Dilutive Securities	—	—	—	—
Diluted Weighted Average Shares Outstanding	51,260,975	50,677,076	50,995,079	50,675,667

3.  Inventory

Components of inventory as of September 30, 2017 and December 31, 2016 are as follows:

	September 30,	December 31,
	2017	2016
Raw Materials	$10,868,301	$10,903,084
Work in Process	231,381	86,452
Finished Goods	5,259,134	2,978,090
Total	$16,358,816	$13,967,626

As of September 30, 2017, we classified $1,494,175 of inventory as non-current all of which related to the active pharmaceutical ingredient for Triferic.

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

On September 12, 2016, Baxter initiated an arbitration proceeding against Rockwell in accordance with the International Institute for Conflict Prevention and Resolution, Inc.’s Rules for Non-Administered Arbitration under the Distribution Agreement alleging various breaches of the Distribution Agreement, and Rockwell counterclaimed alleging various breaches by Baxter.  On June 23, 2017, the Company and Baxter settled the arbitration (the “Settlement”). The Settlement included a mutual release with respect to all known claims existing on the date of the Settlement and the arbitration was dismissed with prejudice.  No payments were made by either party in connection with the Settlement.

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

Forward-Looking Statements

We make forward-looking statements in this report and may make such statements in future filings with the Securities and Exchange Commission, or SEC.  We may also make forward-looking statements in our press releases or other public or shareholder communications.  Our forward-looking statements are subject to risks and uncertainties and include information about our expectations and possible or assumed future results of our operations.  When we use words such as “may,” “might,” “will,” “should,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” “predict,” “forecast,” “projected,” “intend,” or similar expressions, or make statements regarding our intent, belief, or current expectations, we are making forward-looking statements.  Our forward looking statements also include, without limitation, statements about our competitors, statements regarding Triferic and Calcitriol, statements relating to our Settlement with Baxter and statements regarding our anticipated future financial condition, operating results, cash flows and business plans.

We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all of our forward-looking statements.  While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which are based on information available to us on the date of this report or, if made elsewhere, as of the date made.  Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different.  Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed in our quarterly report for the period ended June 30, 2017 under “Part II - Item 1A — Risk Factors” as modified in “Part II - Item 1A — Risk Factors” of this report, as well as the risks listed below:

Risks Related To Our Drug Business

•	Although Triferic has been approved by the FDA, we may not be able to commercialize it successfully.
•

If we are unable to use our Triferic inventory before its shelf life expires, we may have to take a reserve which could have a material adverse effect on our results of operations and financial condition.

•

Our ability to market Triferic and other FDA-approved drugs is limited by the FDA to those specific indications and conditions for which clinical safety and efficacy have been demonstrated, which may limit our ability to market Triferic and our other drug products.

•

We depend on contract manufacturing organizations to manufacture our drug products.  If these organizations are unable or unwilling to manufacture our drug products, or if these organizations fail to comply with FDA or other applicable regulations or otherwise fail to meet our requirements, our drug business will be harmed.

•

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

•

Our drug business depends on government funding of health care, and changes could impact our ability to be paid in full for our products, increase prices or cause consolidation in the dialysis provider market.

•	It may be difficult for us to capture market share for Calcitriol in the highly competitive generic drug market.

Risks Related To Our Concentrate Business

•	We may be required to repay a portion of the fees received from Baxter, which could materially and adversely affect our financial position and cash reserves.
•

A few customers account for a substantial portion of the end user sales of our concentrate products. The loss of any of these customers could have a material adverse effect on our results of operations and cash flow from our concentrate business.

•	The concentrate market is competitive and has a large competitor with substantial resources.
•	We may be affected materially and adversely by increases in raw material costs.

Risks Related To Our Business As A Whole

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

•	We may be unable to obtain secured debt financing in the future as a result of our Distribution Agreement with Baxter.

Risks Related To Our Common Stock

•	Shares eligible for future sale may affect the market price of our common shares.
•	The market price for our common stock is volatile.
•	Our ability to use our net operating loss carryforwards to offset potential taxable income and related income taxes that would otherwise be due may be limited.
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

Triferic is our lead branded drug. We believe it has the potential to capture significant market share due to its improved clinical and cost-saving benefits. Triferic received FDA approval in 2015, and is the only FDA-approved therapy indicated to replace iron and maintain hemoglobin in adult hemodialysis patients. Triferic received a reimbursement J-code, effective January 1, 2016.  At about that time, we received clarification from CMS that Triferic would be included in the ESRD bundled payment which initiated our pursuit of separate reimbursement, which is available for new, innovative therapies. Although we cannot be certain, we believe that Triferic will receive separate reimbursement, which offers greater incentive for dialysis providers to adopt new, innovative therapies.

We believe that Triferic will receive separate reimbursement as a result of our extensive efforts in working with policy makers. We have had in-depth discussions with high level officials within the current administration, key members of Congress, patient advocacy groups and other stakeholders regarding the merits of Triferic and why this innovative therapy should receive separate reimbursement, all of whom have been supportive of our efforts.  We have had meetings with the leadership of the Department of Health and Human Services, the Centers for Medicare and Medicaid Services (CMS) and the Center for Medicare and Medicaid Innovation (CMMI). Upon their guidance, we have submitted a proposal to the Innovation Center at CMS.  Among other advantages, the proposal highlights the improved clinical benefits that Triferic provides to patients, as well as the significant cost savings Triferic delivers to both Medicare and dialysis providers.  Additionally, our key supporters in Congress and other influential agencies are encouraging CMS to immediately approve separate reimbursement for Triferic. We cannot predict the outcome or timing of the CMS review.

Until the separate reimbursement issue is resolved for Triferic, we do not anticipate realizing significant revenues from Triferic sales. In the meantime, we continue to make progress in marketing to and educating our customers about Triferic and the valuable benefit it delivers by improving patient outcomes and lowering costs. We also continue to provide Triferic to dialysis providers via a drug sample program, receiving favorable response to the positive clinical and cost saving benefits. Our marketing and selling efforts to nephrologists and nurses, as well as to patients, are effective and being received favorably.

We have built significant inventory of Triferic in anticipation of receiving separate reimbursement.  If we are unable to successfully commercialize Triferic and achieve sufficient sales volumes over the next one to two years, we may have to write off a significant portion of our inventory investment in Triferic, which would have an adverse effect on our results of operations. As of September 30, 2017, we had $4.0 million of Triferic finished goods inventory that could expire within the next twelve months.  We reserved $0.6 million in the third quarter for specific Triferic API batches that were determined to be in excess of our expected requirements over the next year and for which there was no plan to convert the API into finished goods.

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

We are also working to begin marketing Calcitriol, generic injectable vitamin-D, which is manufactured through contract manufacturing organizations (“CMOs”).  We received written notice from the FDA in October 2017 that the FDA needed additional time to review the data submitted by us supporting Calcitriol. The notice contained no indication by FDA of any deficiency with the data submitted.  We expect to begin marketing Calcitriol in the first quarter of 2018 assuming FDA approval of the submission.

Rockwell sells its dialysis concentrates in the United States and certain foreign markets under the Distribution Agreement with Baxter.  Rockwell receives a pre-defined gross profit margin on its concentrate products sold pursuant to the Distribution Agreement, subject to an annual true-up of costs. As discussed in more detail in Note 4 to the condensed consolidated financial statements, Baxter and Rockwell settled their contractual dispute and, as part of their settlement, modified pricing that provides incentive to Baxter to pursue new customers and increase future sales.  The Settlement with Baxter is not expected to have a material impact on our liquidity or results of operations.

Results of Operations for the Three Months and Nine Months Ended September 30, 2017 and September 30, 2016

Sales

Our sales in the third quarter of 2017 were $14.6 million, $1.8 million or 14.1%  higher than the third quarter of 2016. The increase was primarily due to higher domestic concentrate sales of $1.6 million which was primarily due to volume growth with our domestic customers.  Invoicing for pass through delivery costs to Baxter increased approximately $0.6 million due to volume growth and increased expenses compared to the third quarter of 2016.  Our international sales were $0.2 million higher than the third quarter of 2016.  Revenue recognized from licensing fees was the same as the third quarter of 2016.

Our sales in the first nine months of 2017 were $42.5 million, an increase of $2.6 million or 6.4% over the first nine months of 2016.  Our domestic concentrate sales increased $2.4 million or 6.9% over the first nine months of 2016 primarily due to increased sales volumes and additional pass through billings for delivery services to Baxter.  Our international sales were $0.2 million higher than the first nine months of 2016.     Our drug business revenue was not significant in the first nine months of 2017 or 2016.

Gross Profit

Gross profit in the  third quarter of 2017 was $1.1million compared to $1.6 million in the third quarter of 2016.

Gross profit margins were 7.3 % in the third quarter of 2017 compared to 12.3% in the third quarter of 2016.   Our concentrate gross profit decreased $0.2 million due to lower pricing resulting from modifications to our contractual terms with Baxter.  Our net drug business costs were approximately $0.3 million higher than the third quarter of 2016. Our drug business costs in the third quarter included inventory reserves of $0.7 million for inventory that was expected to be surplus to our requirements.

 Gross profit in the first nine months of 2017 was $4.9 million, an increase of $0.1 million or 3.4% over the first nine months of 2016.  Gross profit margins were 11.6 % compared to 11.9% in the first nine months of 2016.  The gross profit increase was primarily due to lower costs of $0.5 million related to our drug business operations for regulatory fees and value add taxes paid in connection with our execution of the Wanbang license agreement and partially offset by inventory reserves for surplus product.  The increase in gross profit was partially offset by lower gross profit on the concentrate business of $0.4 million.

Selling, General and Administrative Expense

Selling, general and administrative expense during the third quarter of 2017 was $4.8 million compared to $5.1 million in the third quarter of 2016.  The $0.3 million expense decrease was primarily due to lower equity compensation expenses of $0.9 million which was partially offset by higher legal costs, expenses related to shareholder activist activities and the contested 2017 annual meeting of $0.5 million.

Selling, general and administrative expense during the first nine months of 2017 was $17.4 million compared to $15.1 million in the first nine months of 2016.   The $2.3 million increase was primarily due to higher legal and professional costs relating to pending litigation,  the Settlement with Baxter and the contested 2017 annual meeting.  Equity compensation costs decreased by $1.8 million compared to the first nine months of 2016, partially offset by higher compensation and benefit costs of $0.5 million.  Marketing costs for Triferic increased $0.4 million compared to the first nine months of 2016.

Research and Product Development Expense

We incurred product development and research costs related to the commercial development, patent approval and regulatory approval of new products, primarily Triferic, aggregating approximately $1.3 million and $1.3 million in the third quarter of 2017 and 2016, respectively. Research and product development costs incurred in the first nine months of 2017 and 2016 were $4.2 million and $4.6 million, respectively, and were largely related to Triferic testing and development costs for use in other clinical indications and delivery presentations.

Interest and Investment Income, Net

Our net interest and investment income in the third quarter of 2017 was $0.2 million less than the third quarter of 2016 due to the repositioning of holdings in our short term bond portfolio in response to market changes.  For the first nine months of 2017, we incurred a loss of $0.2 million compared to interest income of $0.6 million in the first nine months of 2016.

Income Tax Expense

We recognized no income tax expense in the third quarter of 2017 or 2016.  We recognized no income tax expense in the first nine months of 2017 compared to approximately $0.4 million in income tax expense in the first nine months of 2016, which pertained to foreign income taxes paid related to license payments received under the Wanbang license agreement.

Liquidity and Capital Resources

We believe we have adequate capital resources and liquidity to pursue our business strategy. In addition to operating our concentrate business, our strategy is centered on developing, marketing and licensing high potential drug products including Triferic.

As of September 30, 2017, we had current assets of $61.2 million and net working capital of $53.6 million. We have approximately $38.9 million in cash and investments as of September 30, 2017. Our uses of cash have primarily been for research and product development, investments in inventory to support our drug product launches and for operating expenses.  Cash used in operating activities was $16.3 million in the first nine months of 2017, which included research and development expenses of $4.2 million and an increase of $2.4 million in inventory levels. We increased our Triferic  inventory over the last year in preparation for commercializing Triferic and believe we have adequate inventory to meet anticipated requirements.  We have classified $1.5 million of Triferic’s active pharmaceutical ingredient as non-current inventory as of September 30, 2017 based on expected Triferic demand and production plans during 2018.   The amount of non-current API  inventory declined from the second quarter of 2017 primarily as a result of the conversion of API into finished goods during the third quarter.

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

We have no long term debt as of September 30, 2017 and do not expect to incur interest expense in 2017.  Capital expenditures on our current facilities are not expected to materially exceed depreciation expense.  Our capital expenditures were $0.7 million in the first nine months of 2017 compared to $0.3 million in the first nine months of 2016.    We paid $2.3 million in withholding taxes in connection with restricted stock that vested in 2017 and for which we received common shares to be retired from the holders in accordance with the terms of the grants.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We have invested $35.0 million in available for sale securities that are invested in short term bonds and short term bond funds which typically yield higher returns than the interest realized in money market funds. While these bonds and bond funds hold bonds of short duration, their market value is affected by changes in interest rates. Increases in interest rates will reduce the market value of bonds held and we may incur unrealized losses from the reduction in market value of the bonds. If we sell some or all of our positions, those unrealized losses may result in realized losses which may or may not exceed the interest and dividends earned from those funds. However, due to the short duration of our portfolio of holdings, we do not believe that a hypothetical 100 basis point increase or decrease in interest rates will have a material impact on the value of our investments.

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

On June 28, 2017, the Court denied the Richmond/Ravich Defendants’ motion to dismiss this case, in which Defendant Jay F. Joliat had joined.  On August 24, 2017, the Richmond/Ravich Defendants answered the Complaint, and Defendant Mark H. Ravich asserted counterclaims against Rockwell alleging that he was denied access to corporate books, not properly notified of a Board of Directors meeting, and that certain settlement agreements with Baxter Healthcare Corporation (“Baxter”) and former Defendant David Hagelstein violate Michigan law.  Defendant Ravich also asserted claims against Baxter and Mr. Hagelstein as third party “relief” defendants.  On September 19, 2017, Rockwell moved for leave to amend the Complaint to add allegations regarding misstatements in the Richmond/Ravich Defendants’ Schedule 13(d) concerning the voting power of Richmond Brothers, Inc. and Mr. Richmond.  The Richmond/Ravich Defendants have opposed this Motion.  On September 28, 2017, Rockwell moved to dismiss Counts II-IV of Defendant Ravich’s Counterclaims.  The hearing on Rockwell’s Motion to Dismiss is scheduled for December 13, 2017.  The parties are currently engaged in discovery, with the trial in this case set for July 2018.

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

Item 1A. Risk Factors

The Company has determined that its Triferic patent expiring in 2029 provides sufficient protection of the Company’s interest in Triferic and that it is in the Company’s best interest to no longer pursue an extension under the Hatch-Waxman Act of the earlier Triferic patents as to which it has a license.  As a result, the Company has withdrawn its election under the Hatch-Waxman Act and those patents have now expired.  In light of these actions, the risk factor entitled “If we do not obtain protection under the Hatch-Waxman Act to extend patent protection for Triferic, our drug business may not reach its full potential.” is no longer a material risk.  In addition, as set forth below, the Company has expanded the risk factor entitled “Defending our intellectual property rights could be expensive, we may not always be successful in protecting our exclusive rights and we could be prevented from selling products, forced to pay damages and compelled to defend against litigation if we infringe the rights of a third party.”

Defending our proprietary rights could be expensive, we may not always be successful in protecting our intellectual property, licenses and other proprietary rights and we could be prevented from selling products, forced to pay royalties and damages and compelled to defend against litigation if we infringe the rights of a third party.

Our success, competitive position and future revenues, particularly with respect to our drug products, will depend in part on our ability to obtain and maintain proprietary protection for our products, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties.  There can be no assurance that these protections will prove commercially valuable.

We could incur substantial costs in seeking enforcement of our proprietary rights, and we cannot guarantee that we will prevail in any legal action seeking enforcement or that such rights will successfully preclude others from using technology that we rely upon. It is possible that we may infringe on proprietary rights of others, even if we are not aware of the infringement or believe our rights are otherwise valid. If a third party believes that one of our products infringes on the third party’s rights, it may sue us even if we have received our own patent protection for the technology or otherwise believe we have valid proprietary rights. If we are found by a court to have infringed the rights of a third party, we could be prevented from manufacturing and selling products, forced to pay royalties and damages, compelled to license technology from the party claiming infringement and lose the opportunity to license our technology to others and collect royalty payments, any of which could have a material adverse effect on our business. In addition, if Baxter is prevented from selling any of our concentrate or ancillary products due to a patent infringement or if its ability to sell any of our concentrate or ancillary products due to a patent infringement is materially and adversely affected, Baxter may be entitled to terminate our Distribution Agreement and obtain a refund of a portion of the upfront fee and facility fee.

Other than the foregoing, there have been no material changes to the risk factors set forth in our quarterly report for the period ended June 30, 2017 under “Part II - Item 1A — Risk Factors”, which amended and restated the risk factors in “Item 1A Risk Factors” of our Form 10-K for the year ended December 31, 2016.

Item 6. Exhibits

The following documents are filed as part of this report or were previously filed and incorporated herein by reference to the filing indicated. Exhibits not required for this report have been omitted. Our Commission file number is 000-23661.

Exhibit No.	Description

10.70	Form of Director and Officer Indemnification Agreement September 2017

10.71	Stock Appreciation Right Agreement, dated September 5, 2017, between the Company and John G. Cooper.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Database

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKWELL MEDICAL, INC.
(Registrant)

Date: November 8, 2017	/s/ ROBERT L. CHIOINI
Robert L. Chioini
President and Chief Executive Officer
(principal executive officer) (duly authorized officer)

Date: November 8, 2017	/s/ THOMAS E. KLEMA
Thomas E. Klema
Vice President and Chief Financial Officer
(principal financial officer and principal accounting officer)