Form 10-Q/A
period 2018-03-31
ROCKWELL MEDICAL, INC.
filed 2018-08-14
CIK 1041024

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

Explanatory Note

This Amendment No. 1 to Form 10-Q (this “Amendment”) amends the Quarterly Report on Form 10-Q for the three months ended March 31, 2018 originally filed with the Securities and Exchange Commission (“SEC”) on May 10, 2018 (the “Original Filing”) by Rockwell Medical, Inc. (the “Company”, “we”, “us”, or “our”).

Restatement

As further discussed in Note 3 to our unaudited condensed consolidated financial statements in Part I, Item 1. “Financial Statements” of this Amendment, subsequent to the issuance of the Original Filing, the Company’s Audit Committee of the Board of Directors (the “Board”), based upon the recommendation of management, concluded that we should restate our previously issued unaudited condensed consolidated financial statements for the three-month period ended March 31, 2018 to correct for the understatement of our excess and obsolete Triferic inventory reserves and the overstatement of our stock-based compensation expense and discretionary bonus accruals.

Disclosure Controls and Procedures

As a result of the resignation of our prior independent registered public accountant, Plante & Moran PLLC (“Plante”) and its identification of a material weakness in our internal control over financial reporting for the three-month period ended March 31, 2018, we subsequently reassessed our evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. As a result, our management concluded that we did not maintain effective disclosure controls and procedures due to the material weaknesses in internal control over financial reporting which existed as of March 31, 2018. For a description of the identified material weaknesses in internal control over financial reporting and actions taken, and planned to be taken, to address the material weakness, see Part 1, Item 4. “Controls and Procedures”  of this Amendment.

Amendment

This Amendment (i) restates our previously issued unaudited condensed consolidated financial statements and related disclosures in Part I, Item 1. “Financial Statements” for the three months ended March 31, 2018, as well as related disclosures in Part I, Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations,” to reflect the over accrual of discretionary bonuses, overstatement of stock-based compensation expense and to reflect our reassessment of the adequacy of our excess and obsolete Triferic inventory reserves as of and for the three-month period ended March 31, 2018 and the status of obtaining separate reimbursement for Triferic and (ii) amends and restates in its entirety Part I, Item 4. “Controls and Procedures” of the Original Filing to reflect the Audit Committee’s conclusion, based upon the recommendation of management, that our internal control over financial reporting and disclosure controls and procedures were not effective as of March  31, 2018, due to the identification of a material weaknesses in our internal control over financial reporting which resulted in the understatement of our Triferic inventory reserves. In addition, during the three months ended March 31, 2018, the Company reclassified $2.3 million of its inventory from a current asset to a non-current asset and reclassified $2.3 million of its deferred license revenue from long-term liabilities to current liabilities.

Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Filing or modify or update any of the other disclosures contained therein in any way other than as required to be reflected herein. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings with the SEC.

Items Amended in this Filing

For the reasons discussed above, we are filing this Amendment in order to amend the following items in our Original Report and only to the extent necessary to reflect the adjustments discussed above and make corresponding revisions to our financial data cited elsewhere in this Amendment:

•	Part I, Item 1. Financial Statements
•	Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
•	Part I, Item 4. Controls and Procedures

In accordance with applicable SEC rules, this Amendment includes new certifications required by Rule 12a-14 under the Securities Exchange Act of 1934, as amended, from our Interim Principal Executive Officer and Principal Accounting Officer dated as of the date of filing of this Amendment.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2018 and December 31, 2017

(Unaudited)

	March 31,	December 31,
	2018	2017
ASSETS	(RESTATED)
Cash and Cash Equivalents	$3,278,087	$8,406,917
Investments Available for Sale	24,821,682	24,648,459
Accounts Receivable, net of a reserve of $3,400 in 2018 and $11,000 in 2017	5,993,708	6,355,566
Inventory	5,510,154	7,637,384
Other Current Assets	1,607,440	1,779,992
Total Current Assets	41,211,071	48,828,318
Property and Equipment, net	2,572,619	2,548,978
Inventory, Non-Current	6,007,601	5,986,752
Intangible Assets	3,940	4,028
Goodwill	920,745	920,745
Other Non-current Assets	490,703	490,819
Total Assets	$51,206,679	$58,779,640
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts Payable	$4,012,341	$4,222,159
Accrued Liabilities	3,191,501	4,715,712
Customer Deposits	235,078	205,303
Current portion of Deferred License Revenue	2,285,932	—
Total Current Liabilities	9,724,852	9,143,174

Deferred License Revenue	13,864,677	16,723,318
Total Liabilities	23,589,529	25,866,492

Commitments and Contingencies

Shareholders’ Equity:
Common Shares, no par value, 51,768,424 and 51,768,424 shares issued and outstanding	273,656,910	273,210,907
Accumulated Deficit	(245,811,897)	(240,262,376)
Accumulated Other Comprehensive Income	(227,863)	(35,383)
Total Shareholders’ Equity	27,617,150	32,913,148
Total Liabilities And Shareholders’ Equity	$51,206,679	$58,779,640

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	(RESTATED) Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Sales	$14,948,579	$14,592,254
Cost of Sales	15,669,072	12,234,782
Gross Profit (Loss)	(720,493)	2,357,472
Selling, General and Administrative	3,331,955	6,100,715
Research and Product Development	1,666,356	1,214,851
Operating Loss	(5,718,804)	(4,958,094)
Interest and Investment Income	169,283	216,071
Net Loss	$(5,549,521)	$(4,742,023)

Basic and Diluted Net Loss per Share	$(0.11)	$(0.09)

Basic and Diluted Weighted Average Shares Outstanding	51,288,424	50,686,044

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	(RESTATED) Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Net Loss	$(5,549,521)	$(4,742,023)
Unrealized Gain (Loss) on Available-for-Sale Investments	(189,995)	112,002
Foreign Currency Translation Adjustments	(2,485)	505
Comprehensive Loss	$(5,742,001)	$(4,629,516)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the three months ended March 31, 2018

(Unaudited)

				ACCUMULATED
				OTHER	TOTAL
	COMMON SHARES		ACCUMULATED	COMPREHENSIVE	SHAREHOLDER’S
	SHARES	AMOUNT	DEFICIT	LOSS	EQUITY
Balance as of December 31, 2017	51,768,424	$273,210,907	$(240,262,376)	$(35,383)	$32,913,148
Net Loss (Restated)	—	—	(5,549,521)	—	(5,549,521)
Unrealized (Loss) on Available-for-Sale Investments	—	—	—	(189,995)	(189,995)
Foreign Currency Rate Changes	—	—	—	(2,485)	(2,485)
Stock-Based Compensation Expense (Restated)	—	446,003	—	—	446,003
Balance as of March 31, 2018 (Restated)	51,768,424	$273,656,910	$(245,811,897)	$(227,863)	$27,617,150

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2018 and March 31, 2017

(Unaudited)

	2018	2017
	(RESTATED)
Cash Flows From Operating Activities:
Net (Loss)	$(5,549,521)	$(4,742,023)
Adjustments To Reconcile Net Loss To Net Cash Used In Operating Activities:
Depreciation and Amortization	129,076	130,215
Share Based Compensation	446,003	2,259,316
Increase in Inventory Reserves	2,046,954	—
Loss on Disposal of Assets	3,083	3,350
Loss on Sale of Investments Available for Sale	2,892	—
Changes in Assets and Liabilities:
Decrease (Increase) in Accounts Receivable	295,973	(344,500)
Decrease (Increase) in Inventory	59,427	(2,291,108)
Decrease in Other Assets	238,438	160,406
(Decrease) in Accounts Payable	(209,208)	(1,914,780)
(Decrease) Increase in Other Liabilities	(1,494,969)	2,160,268
(Decrease) in Deferred License Revenue	(572,709)	(498,120)
Changes in Assets and Liabilities	(1,683,048)	(2,727,834)
Cash (Used In) Operating Activities	(4,604,561)	(5,076,976)
Cash Flows From Investing Activities:
Purchase of Investments Available for Sale	(1,416,665)	—
Sale of Investments Available for Sale	1,050,554	31,123
Purchase of Equipment	(155,712)	(162,003)
Proceeds on Sale of Assets	—	450
Cash (Used In) Investing Activities	(521,823)	(130,430)
Cash Flows From Financing Activities:
Cash (Used In) Provided By Financing Activities	—	—

Effects of exchange rate changes	(2,446)	632
(Decrease) In Cash	(5,128,830)	(5,206,774)
Cash At Beginning Of Period	8,406,917	17,180,594
Cash At End Of Period	$3,278,087	$11,973,820

The accompanying notes are an integral part of the condensed consolidated financial statements.

Rockwell Medical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Description of Business

Rockwell Medical, Inc. and Subsidiaries (collectively, “we”, “our”, “us”, or the “Company”) is a fully-integrated pharmaceutical company targeting end-stage renal disease and chronic kidney disease with innovative products for the treatment of iron deficiency, secondary hyperparathyroidism and hemodialysis.

We are currently marketing and developing unique, proprietary renal drug therapies. These renal drug therapies support disease management initiatives to improve the quality of life and care of dialysis patients and are designed to deliver safe and effective therapy, while decreasing drug administration costs and improving patient convenience and outcome.  We have also obtained licenses for certain dialysis related drugs which we are developing and planning to market globally.

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

2.  Going Concern

As of March 31, 2018, the Company had approximate balances of $ 3.3 million of cash and cash equivalents, $24.8 million of investments available-for-sale, working capital of $31.5 million and an accumulated deficit of $245.8 million. Net cash used in operating activities for the three months ended March 31, 2018 was approximately $4.6 million.

The Company will require significant additional capital to sustain its short-term operations and make the investments it needs to execute its longer-term business plan. The Company’s existing liquidity is not sufficient to fund its operations and anticipated capital expenditures within the next 12 months. The Company intends to seek additional debt or equity financing; however, there are currently no commitments in place for further financing nor is there any assurance that such financing will be available to the Company on favorable terms, if at all.

The Company’s recurring operating losses, net operating cash flow deficits, and an accumulated deficit, raise substantial doubt about the Company’s ability to continue as a going concern for one year from the date of this Amended Quarterly Report. The condensed consolidated financial statements have prepared assuming the Company will continue as a going concern. The Company has not made adjustments to the accompanying condensed consolidated financial statements related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3.  Restatement of the Unaudited Condensed Consolidated Financial Statements

During the preparation of the Company’s financial statements for the period ended June 30, 2018, management determined that the Company’s excess and obsolete inventory reserve as of March 31, 2018 was understated by approximately $750,000,  and its stock-based compensation expense and discretionary bonus accrual was overstated by $730,000 and $1,000,000, respectively.

Rockwell Medical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The effect of the restatement on the Company’s unaudited condensed consolidated balance sheet as of March 31, 2018 are as follows:

	March 31, 2018
	As Previously Reported	Restatement Adjustment	As Restated
Inventory (1)	$8,544,854	$(3,034,700)	$5,510,154
Total Current Assets (1)	44,245,771	(3,034,700)	41,211,071
Non-Current Inventory (1)	3,722,901	2,284,700	6,007,601
Total Assets	51,956,679	(750,000)	51,206,679
Accrued Liabilities	4,191,501	(1,000,000)	3,191,501
Current Portion of Deferred Revenue (1)	-	2,285,932	2,285,932
Total Current Liabilities (1)	8,438,920	1,285,932	9,724,852
Deferred Revenue (1)	16,150,609	(2,285,932)	13,864,677
Total Liabilities (1)	24,589,529	(1,000,000)	23,589,529
Accumulated Deficit	(246,791,897)	980,000	(245,811,897)
Total Shareholders’ Equity	27,367,150	250,000	27,617,150
Total Liabilities and Shareholders’ Equity	51,956,679	(750,000)	51,206,679

(1)

Includes the reclassification of  $2.3 million of its inventory from a current asset to a non-current asset and $2.3 million of its deferred license revenue from long-term liabilities to current liabilities.

The effect of the restatement on the Company’s unaudited condensed consolidated statement of operations for the three months ended March 31, 2018 are as follows:

	For the Three Months Ended March 31, 2018
	As Previously Reported	Restatement Adjustment	As Restated
Cost of Sales	$14,919,072	$750,000	$15,669,072
Gross Profit	29,507	(750,000)	(720,493)
Selling, General and Administrative	5,061,955	(1,730,000)	3,331,955
Operating Loss	(6,698,804)	980,000	(5,718,804)
Net Loss	(6,529,521)	980,000	(5,549,521)
Basic and Diluted Loss per Share	(0.13)	0.02	(0.11)
Basic and Diluted Shares	51,288,424	-	51,288,424

The effect of the restatement on the Company’s unaudited condensed consolidated statement of comprehensive loss for the three months ended March 31, 2018 are as follows:

For the Three Months Ended March 31, 2018
	As Previously Reported	Restatement Adjustment	As Restated
Comprehensive Loss	$ (6,722,001)	$ 980,000	$ (5,742,001)

Rockwell Medical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The effect of the restatement on the Company’s unaudited condensed consolidated statement of changes in shareholders’ equity for the three months ended March 31, 2018 are as follows:

	For the Three Months Ended March 31, 2018
	As Previously Reported	Restatement Adjustment	As Restated
Common Stock	$ 274,386,910	$ (730,000)	$ 273,656,910
Total shareholders' equity as of March 31, 2018	27,367,150	250,000	27,617,150

The effect of the restatement on the Company’s unaudited condensed consolidated statement of cash flows for the three months ended March 31, 2018 are as follows:

	For the Three Months Ended March 31, 2018
	As Previously Reported	Restatement Adjustment	As Restated
Net Loss	$(6,529,521)	$980,000	$(5,549,521)
Stock-Based Compensation	1,176,003	(730,000)	446,003
Increase in Inventory Reserves	1,296,954	750,000	2,046,954
Decrease in Other Liabilities	(494,969)	(1,000,000)	(1,494,969)
Cash Used In Operating Activities	(4,604,561)	-	(4,604,561)

There was no impact to net cash used in investing activities or net cash used in financing activities within our condensed consolidated statement of cash flows nor was there an impact on the net decrease in cash resulting from restatement.

The impacts of the restatement has been reflected throughout these unaudited financial statements, including the applicable footnotes, as appropriate.

4.  Summary of Significant Accounting Policies

Basis of Presentation

Our condensed consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries, Rockwell Transportation, Inc. and Rockwell Medical India Private Limited. All intercompany balances and transactions have been eliminated in consolidation. The accompanying condensed consolidated financial statements have been prepared using accounting principles generally accepted in the United States of America, or “GAAP,” and with the instructions to Form 10-Q and Securities and Exchange Commission Regulation S-X as they apply to interim financial information. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The balance sheet at December 31, 2017 has been derived from our audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

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

Rockwell Medical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Rockwell Medical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Disaggregation of revenue

In the following table, revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

In thousands of US dollars ($)	Three Months Ended March 31, 2018
Products By Geographic Area	Total	U.S.	Rest of World
Drug Revenue Segment
License Fee – Over time	$68	$-	$68
Concentrate Products
Product Sales – Point-in-time	14,376	12,472	1,904
License Fee – Point-in-time	504	504	-
Total Concentrate Products	14,880	12,976	1,904
Net Revenue	$14,948	$12,976	$1,972

Contract balances

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

In thousands of US dollars ($)	March 31, 2018	December 31, 2017
Receivables, which are included in "Trade and other receivables"	$5,684	$5,544
Contract liabilities	$16,151	$16,723

There were no impairment losses recognized related to any receivables arising from our contracts with customers for the quarter ending March 31, 2018.

For the three months ended March 31, 2018, we had no material bad-debt expense and there were no material contract assets recorded on the condensed consolidated balance sheet as of March 31, 2018.  We do not generally accept returns of our concentrate products and no reserve for returns of concentrate products was established as of March 31, 2018 or December 31, 2017.

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

Rockwell Medical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Reclassification

During the three months ended March 31, 2018 the Company reclassified $2.3 million of its inventory from a  current to a  non-current asset and reclassified $2.3 million of its deferred license revenue from long-term liabilities to current liabilities.

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

Rockwell Medical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

which are subject to ASC 718-10 requirements.  These amounts are estimates and thus may not be reflective of actual future results or amounts ultimately realized by recipients of these grants.

Net Earnings Per Share

We computed our basic earnings (loss) per share using weighted average shares outstanding for each respective period.  Diluted earnings per share also reflect the weighted average impact from the date of issuance of all potentially dilutive securities, consisting of stock options and common share purchase warrants, unless inclusion would have had an anti-dilutive effect.  The calculation of basic weighted average shares outstanding excludes 480,000 shares of unvested restricted stock for the three months ended March 31, 2018 and 2017, respectively, and 6,881,001 and 7,706,501 of unvested stock options for the three months ended March 31, 2018 and 2017, respectively. Actual weighted average shares outstanding used in calculating basic and diluted earnings per share were:

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Basic Weighted Average Shares Outstanding	51,288,424	50,686,044
Effect of Dilutive Securities	—	—
Diluted Weighted Average Shares Outstanding	51,288,424	50,686,044

5.  Inventory

Components of inventory, net of reserves as of March 31, 2018 and December 31, 2017 are as follows:

	March 31,	December 31,
	2018	2017
Raw Materials	$9,403,198	$10,604,232
Work in Process	124,534	212,505
Finished Goods	1,990,023	2,807,399
Total	$11,517,755	$13,624,136

A

As of March 31, 2018, the Company classified $6,007,601 of inventory as non-current all of which related to the active pharmaceutical ingredient for Triferic.  As of March 31, 2018, we had total Triferic finished goods inventory aggregating $5,903,000 against which we had reserved $5,508,000.  Additionally, inventory reserves will have to be recognized if the Company is unable to use its Triferic inventory before its shelf life expires.

6.  Baxter Distribution Agreement

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

7. Subsequent Events

Settlement Agreement

On August 7, 2018, the Company entered into a confidential settlement agreement and mutual release (the “Settlement Agreement”) with its former Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO) and a former and then serving director. The Company agreed to: (i) pay the Company’s former CEO, former CFO, a former director and a then

Rockwell Medical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

serving director a total of $1,500,000, one-half of which was paid at execution and the remainder of which will be paid in nine equal installments of $83,333; (ii) pay $30,000 to the then serving director (who then agreed to resign as a director); (iii) accelerate the vesting of options held by the Company’s former CEO and former CFO as of the date of their terminations; and (iv) grant an extended option exercise period for vested options. The Company’s former CEO, former CFO, a former director and the resigning director agreed to certain standstill covenants for a period of approximately five years and agreed to forfeit a total of 313,600 shares of restricted stock.

Litigation

Circuit Court for Oakland County, Michigan

Following the Board’s termination of the Company’s former CEO on May 22, 2018, and in response to his continued assertion that he remained the duly appointed Chief Executive Officer of the Company, on May 23, 2018, the Company filed a complaint in the Oakland County Circuit Court in Michigan (“State Court”) seeking declaratory relief and a temporary restraining order. On May 24, 2018, the Board terminated its then-serving CFO. Following the State Court-ordered mediation, the Company, its former CEO, former CFO and a former and then current director, agreed to a term sheet (the “Term Sheet”) that outlined the terms of withdrawal of the State Court proceeding while the parties continued to litigate their claims in the Federal Court actions described below. On July 11, 2018, the State Court entered a stipulated order permitting the Company to withdraw its complaint in accordance with the Term Sheet. On July 17, 2018, the lawsuit in the State Court action was dismissed and closed.

United States District Court for the Eastern District of Michigan

On June 13, 2018, the Company’s former CEO and CFO filed a complaint in the United States District Court for the Eastern District of Michigan (“Federal Court”) against the Company and certain directors (collectively, the “Defendants”). The complaint requested that the Federal Court reinstate the former CEO to his former position of Chief Executive Officer, reinstate the former CFO to his former position of Chief Financial Officer and order the Defendants to pay all costs associated with the matter. The complaint alleged that the Defendants possibly violated their duties of loyalty and care to the Company; rules under the Regulation Fair Disclosure; and various federal securities laws, including Section 10(b) of the Exchange Act and SEC Rule 10b-5. On July 2, 2018, the Company filed an answer and counterclaim against the Company’s former CEO, former CFO, a former director and a then-serving director. On August 7, 2018, the parties entered into the Settlement Agreement by which the parties agreed to dismiss the Federal Court action with prejudice. As of the date of this Quarterly Report, the Federal Court has not yet entered an order of dismissal in the Federal Court action.

SEC Inquiry

As a follow up to its prior inquiry letters, the Company received further correspondence and a subpoena from the SEC during the third quarter requesting certain information generally with respect to the status of CMS’s determination of separate reimbursement status for Triferic and the Company’s prior description prior decision not to actively market and sell Triferic without such separate reimbursement, as well as requests for information with respect to the Board’s termination of the Company’s former CEO. The Board and management are actively cooperating with the SEC investigation.

Whistleblower Complaint & Independent Investigation

On May 17, 2018, the Company’s former CEO and former CFO filed a whistleblower complaint with the SEC alleging that certain of its directors violated their fiduciary duties of loyalty and care to the Company, rules under Regulation FD and various federal securities laws. The Board’s Audit Committee has engaged independent counsel to conduct an independent investigation into the allegations set forth in the whistleblower complaint, as well as a related shareholder demand. The Board and management are actively cooperating with the investigation of the independent counsel.

Shareholder Class Action Lawsuit

Rockwell Medical, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company is aware of one purported class action lawsuit naming the Company and its former CEO and former CFO as defendants. The complaint, which was filed on July 27, 2018 in the United States District Court for the Eastern District of New York, alleges that, from the period March 16, 2018 through June 26, 2018, the defendants violated certain federal securities laws by disseminating false and misleading information. The lawsuit seeks damages sustained by the class and an award of plaintiffs’ costs and attorneys’ fees. As of the date of this Quarterly Report, no lead plaintiff has been appointed, no class has been certified and the Company has not been served with the complaint.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes thereto included elsewhere in this report. References in this report to the “Company,” “we,” “our” and “us” are references to Rockwell Medical, Inc. and its subsidiaries.

Forward-Looking Statements

We make forward-looking statements in this report and may make such statements in future filings with the Securities and Exchange Commission, or SEC.  We may also make forward-looking statements in our press releases or other public or shareholder communications.  Our forward-looking statements are subject to risks and uncertainties and include information about our expectations and possible or assumed future results of our operations.  When we use words such as “may,” “might,” “will,” “should,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” “could,” “plan,” “potential,” “predict,” “forecast,” “project,” “intend,” or similar expressions, or make statements regarding our intent, belief, or current expectations, we are making forward-looking statements.  Our forward looking statements also include, without limitation, statements about our liquidity and capital resources; our ability to maintain compliance with SEC and NASDAQ rules and requirements; our plans relating to the commercialization of Triferic and Calcitriol;  our timing and ability to obtain add-on reimbursement for Triferic; our ability to obtain FDA and EMA approval of the intravenous formulation of Triferic; whether we can successfully execute on our new business strategy; and statements regarding our anticipated future financial condition, operating results, cash flows and business plans.

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

Although we cannot be certain, we believe that Triferic has the possibility of being granted separate reimbursement at sometime in the future.  We have had in-depth discussions with high level officials within the current administration, key members of Congress, patient advocacy groups and industry stakeholders regarding the merits of Triferic and about why this innovative therapy should receive separate reimbursement.  We have submitted information to CMS that highlights the improved clinical benefits that Triferic provides to patients, as well as the significant cost savings Triferic delivers to both Medicare and dialysis providers. We cannot predict the outcome or timing of obtaining separate reimbursement and there can be no assurance of if or when we might receive separate reimbursement for Triferic.

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

We have built and previously invested in significant inventory of Triferic in anticipation of receiving separate reimbursement status.  However, if we are unable to successfully commercialize Triferic and achieve sufficient sales volumes over the next one to two years, we will have to write off a significant portion of our inventory investment in Triferic, which would not have a material negative impact on our cash flow but would have a material adverse effect on our results of operations and financial position.  As of March 31, 2018, we had $5.9 million of Triferic finished goods inventory that could expire within the next 12 months and against which we have reserved $5.5 million. In the first quarter of 2018, we reserved an additional $2.0 million (included within our $5.5 million reserve) resulting in a remaining net book value of $0.4 million of Triferic finished goods inventory as of March 31, 2018.   We also have approximately $7.6 million of Triferic Active Pharmaceutical Ingredient (“API”) and have classified $6.0 million of Triferic API as non-current inventory as of March 31, 2018.  We believe we have produced sufficient supplies of Triferic API to meet prospective demand in 2018 and 2019. If CMS does not award us separate reimbursement for Triferic during 2018 or further extends its review of Triferic for separate reimbursement or should we not realize commercial sales during 2018 or 2019, some or all of our current investment in Triferic finished goods inventory and some of our Triferic API inventory will likely need to be written off, which would not have a material negative impact on our cash flow but would have a material adverse impact on our reported results of operations and financial position.

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

Results of Operations for the Three Months Ended March 31, 2018 and March 31, 2017

Sales

During the first quarter of 2018 our sales were $14.9 million, which is $0.4 million or 2.4% higher than the first quarter of 2017. The increase was primarily due to higher domestic concentrate sales of $0.4 million which was primarily due to increased pass through delivery costs billed to Baxter and the addition of ARA clinics brought on by Baxter.    Our international sales increased 1.6% over the first quarter of 2017.  Revenue recognized from licensing fees was $0.6 million and $0.5 million for the three months ended March 31, 2018 and 2017, respectively.

Gross Profit

Cost of sales during the first quarter of 2018 was $15.7 million, resulting in a negative gross profit of $0.7 million as the gross profit from our concentrate business was offset by expenses related to our drug business. Gross profit was negatively impacted by $2.4 million in costs related to our drug business which included an increase in our Triferic excess and obsolete inventory reserve of $2.0 million. Our concentrate gross profit was approximately $1.7 million and decreased by $0.7 million in the first quarter of 2018 compared to the first quarter of 2017.  The decrease in our concentrate business gross profit was largely due to increased concentrate distribution costs and lower pricing under the Baxter Agreement, which was partially offset by increased unit volume growth. Recently implemented government regulation in the trucking industry has further negatively impacted a nationwide driver shortage resulting in increased costs for both incoming materials and shipments within the United States.  We expect this trend to continue to increase costs in the near term.

Selling, General and Administrative Expense

Selling, general and administrative expenses were $3.3 million during the first quarter of 2018 compared to $6.1 million during the first quarter of 2017. The $2.8 million decrease was primarily due to lower stock-based compensation expense of $0.4 million recorded for the three months ended March 31, 2018, as compared to stock-based compensation expense of $2.3 million recorded for the three months ended March 31, 2017. The decrease in selling, general and administrative expenses was also lower in the 2018 period due to a $1.0 million reduction in discretionary bonus expense.  Equity grants awarded to our independent directors and non-executive employees during the first quarter were made expressly contingent upon shareholder approval of our proposed 2018 Long Term Incentive Plan (the “Plan”) at our scheduled June 21, 2018 annual meeting of shareholders.  If our shareholders approve the Plan, we will begin to amortize $1.5 million of equity compensation expense associated with these awards at that time, with approximately $740,000 expected to be recognized during the remainder of 2018.  We incurred lower legal and litigation costs during the quarter, which was partially offset by a settlement payment to an activist investor group of $428,000.  See Part II – Item 1 – Legal Proceedings.  We expect our selling, general and administrative expense will increase significantly in the second half of the year to help support our expected increased Triferic commercialization efforts.

Research and Product Development Expense

Research and product development expenses were $1.7 million during the first quarter of 2018, compared with $1.2 million of expenses incurred during the first quarter of 2017. The $0.4 million increase is primarily attributable to research and product development costs due to our investment in future product development, intellectual property, regulatory activities and patent approvals of new products, primarily Triferic. Research and product development expenses incurred in the first quarter of 2018 were largely related to Triferic testing and development costs for use in other clinical indications and delivery presentations as well as medical, scientific and technical staffing costs, consulting expenses. We expect our research and  product development expenses to increase in the future due to additional clinical development or regulatory advancements.

Interest and Investment Income, Net

Our net interest and investment income in the first quarter of 2018 was $0.2 million and was at the same level as the first quarter of 2017.

Liquidity and Capital Resources

Going Concern

As of March 31, 2018, we had approximate balances of $ 3.3 million of cash and cash equivalents, $24.8 million of investments available-for-sale, working capital of $31.5 million and an accumulated deficit of $245.8 million. Net cash used in operating activities for the three months ended March 31, 2018 was approximately $4.6 million.

We will require significant additional capital to sustain our short-term operations and make the investments needed to execute our longer-term business plan. Our existing liquidity is not sufficient to fund our operations and anticipated capital expenditures within the next 12 months.  As a result, we  intend to seek additional debt or equity financing; however, there are currently no commitments in place for further financing nor is there any assurance that such financing will be available to us on favorable terms, if at all.

Our recurring operating losses, net operating cash flow deficits, and an accumulated deficit, raise substantial doubt about our ability to continue as a going concern for one year from the date of this Amended Quarterly Report. The condensed consolidated financial statements have prepared assuming we will continue as a going concern. We have not made adjustments to the accompanying condensed consolidated financial statements related to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

General

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

As of March 31, 2018, we had current assets of $41.2 million and net working capital of $31.5 million. We have approximately $28.1 million in cash and investments as of March 31, 2018. Our uses of cash have primarily been for  operating expenses and research and product development expenses.  Cash used in operating activities was $4.6 million in the first quarter of 2018, which included research and development expenses of $1.7 million. A settlement payment to an activist group of $428,000 was paid in the first quarter of 2018.

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

Until we are able to generate sufficient cash from our commercial business activities, we will need to seek additional financing to provide the cash necessary to execute our business strategy, including working capital needs. Our capital raising activities may include, but may not be limited to, the issuance of common stock or other securities via private placement or public offerings or the issuance of debt. While we may seek capital through a number of means, there can be no assurance that additional financing will be available on acceptable terms, if at all. In particular, our Baxter Agreement prohibits us from entering into a contract that would encumber the assets used in our concentrate business without the prior written consent of Baxter.  Due to the fact that the assets used in our concentrate business currently constitute a substantial portion of the tangible assets we own other than our drug inventory, we may not, or find it difficult,  to obtain secured debt financing without the consent of Baxter.  Furthermore, additional equity financings may be dilutive to our shareholders and debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business.

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

Item 4. Control and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision of and with the participation of our management, including the Company’s Interim Principal  Executive Officer and Principal Accounting Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2018. Based upon that evaluation, our Interim Principal Executive Officer and Principal Accounting Officer concluded that, because of a material weakness in our internal controls over financial reporting described below, our disclosure controls and procedures were not effective for the reasons described below. Notwithstanding the material weakness described below, the Company’s management, including the Interim Principal Executive Officer and Principal Accounting Officer, has concluded that the condensed consolidated financial statements included in this Amended Quarterly Report are fairly stated, in all material respects, in accordance with generally accepting accounting principles in the United States (“U.S. GAAP”) for each of the periods presented herein.

During the first half of 2018, we, together with our independent registered public accounting firm, identified material weaknesses in our internal control over financial reporting, as described below. A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Our material weaknesses in internal control over financial reporting are:

•	Insufficient segregation of duties, oversight of work performed and lack of compensating controls in the Company’s finance and accounting functions due to limited personnel;

•	Management has not performed a proper evaluation of our information technology environment and the related disclosure controls and procedures and internal control over financial reporting.

•

Management did not design and maintain effective controls related to developing an appropriate methodology to record discretionary bonuses and stock-based compensation, including an on-going review of the assumptions within the methodology to determine the completeness and accuracy of such compensatory amounts; and

•

We concluded that errors occurred in establishing the Company’s inventory reserves due to a design deficiency in our controls over the computation and recording of such reserves. Our method of calculating inventory reserves resulted in the misapplication of U.S. GAAP, which caused us to restate the March 31, 2018 condensed consolidated financial statements. Specifically, due to the lack of communication amongst certain former employees, we concluded our controls were not adequately designed to ensure that we were accurately calculating inventory reserves based on the consideration of overall demand assumptions and for our inventory.

Changes in Internal Control over Financial Reporting

In connection with the resignation of Plante & Moran, PLLC (“Plante”) and the restatement of our financial statements for the quarter ended March 31, 2018, Plante and our management identified a material weakness in our internal control over financial reporting. Our Board and our management team determined that control deficiencies existed with respect to oversight of our former Chief Executive Officer and Chief Financial Officer with respect to the quarter ended March  31, 2018. Accordingly, our Board and management team have concluded that management’s reports related to the effectiveness of internal and disclosure controls may not have been correct.

Accordingly, while our Board’s Audit Committee believes the Company has already directly and promptly addressed the cause of any material weakness in its internal control over financial reporting referenced by Plante by terminating both its former Chief Executive Officer and Chief Financial Officer, the Audit Committee also directed the Company’s management to implement additional processes and procedures to further ensure the accuracy of the Company’s periodic SEC reports, registration statements and related financial statements. Additionally, the Company formed a Disclosure Committee comprised of Company officers and other important employees and advisors who would be in possession of material information with respect to the Company’s operations and financial statements (“Key Persons”).  Each Key Person is required to participate in the preparation and review, and to certify that he or she has provided all material information to the Chief Executive Officer and Chief Financial Officer in connection with the preparation, review and filing, of the Company’s periodic SEC reports, registration statements and related financial statements. The Disclosure Committee is chaired by the Company’s external General Counsel, with dual-reporting responsibility to both the Company’s Chief Executive Officer and the Board as a whole.

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

We are involved in certain other legal proceedings from time to time before various courts and governmental agencies. We cannot predict the final disposition of such proceedings. We regularly review legal matters and record provisions for claims that are considered probable of loss. The resolution of these pending proceedings is not expected to have a material effect on our operations or our condensed consolidated financial statements in the period in which they are resolved.

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

EXHIBIT INDEX

Exhibit No.	Description

10.73	Letter Agreement, dated March 7, 2018, by and among the Company, Richmond Brothers, Inc. and David S. Richmond. (Company’s Form 8-K filed on March 13, 2018).

*10.74	Executive Employment Agreement, dated March 7, 2018, between Rockwell Medical, Inc. and Robert L. Chioini. (Company’s Form 8-K filed on March 13, 2018).

*10.75	Executive Employment Agreement, dated March 7, 2018, between Rockwell Medical, Inc. and Thomas E. Klema. (Company’s Form 8-K filed on March 13, 2018).

*10.76	Approval of Independent Director Compensation and Form of Contingent Option Agreement for Directors (Company’s Form 8-K filed March 21, 2018).

31.1	Certification of Interim Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Principal Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Database

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*Current management contracts or compensatory plans or arrangements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKWELL MEDICAL, INC.
(Registrant)

Date: August 14, 2018	/s/ Benjamin Wolin
Benjamin Wolin
Chairman of the Board (Interim Principal Executive Officer)

Date: August 14, 2018	/s/ David Kull
David Kull
Controller (Principal Accounting Officer)