Form 10-Q
period 2019-06-30
ROCKWELL MEDICAL, INC.
filed 2019-08-09
CIK 1041024

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

The number of shares of common stock outstanding as of August 8, 2019 was 63,824,584.

Rockwell Medical, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Cash and Cash Equivalents	$21,417,159	$22,713,980
Investments Available-for -Sale	13,816,079	10,818,059
Accounts Receivable, net	5,388,858	6,979,514
Insurance Receivable	—	371,217
Inventory	3,972,637	4,038,778
Prepaid and Other Current Assets	3,667,605	1,903,682
Total Current Assets	48,262,338	46,825,230
Property and Equipment, net	2,563,428	2,638,293
Inventory, Non-Current	1,445,000	1,637,000
Right of Use Assets, net	3,329,481	—
Goodwill	920,745	920,745
Other Non-current Assets	555,222	536,516
Total Assets	$57,076,214	$52,557,784
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts Payable	$4,065,302	$4,492,071
Accrued Liabilities	4,071,341	5,129,761
Settlement Payable	430,000	416,668
Lease Liability - Current	1,637,481	—
Deferred License Revenue - Current	2,243,256	2,252,868
Insurance Financing Note Payable	1,908,554	—
Customer Deposits	128,654	63,143
Other Current Liability - Related Party	350,000	850,000
Total Current Liabilities	14,834,588	13,204,511

Lease Liability - Long-Term	1,690,310	—
Deferred License Revenue - Long-Term	10,959,577	12,076,399
Total Liabilities	27,484,475	25,280,910

Commitments and Contingencies (See Note 16)

Shareholders’ Equity:
Preferred Shares, no par value, no shares issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Common Shares, no par value, 63,398,704 and 57,034,154 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	320,882,946	299,601,960
Accumulated Deficit	(291,358,764)	(272,388,234)
Accumulated Other Comprehensive Income	67,557	63,148
Total Shareholders’ Equity	29,591,739	27,276,874
Total Liabilities And Shareholders’ Equity	$57,076,214	$52,557,784

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018

Net Sales	$14,845,788	$14,913,363	$30,405,227	$29,861,943
Cost of Sales	14,112,639	18,930,371	28,661,686	34,599,442
Gross Profit (Loss)	733,149	(4,017,008)	1,743,541	(4,737,499)
Selling and Marketing	2,218,997	164,374	5,321,375	379,457
General and Administrative	5,496,670	5,526,575	11,717,169	8,643,449
Settlement Expense	430,000	1,030,000	430,000	1,030,000
Research and Product Development	2,958,276	1,558,946	3,455,552	3,225,302
Operating Loss	(10,370,794)	(12,296,903)	(19,180,555)	(18,015,707)

Other Income
Realized Gain (Loss) on Investments	4,135	(122,095)	18,023	(124,987)
Interest Income	74,476	188,206	192,002	360,381
Total Other Income	78,611	66,111	210,025	235,394

Net Loss	$(10,292,183)	$(12,230,792)	$(18,970,530)	$(17,780,313)

Basic and Diluted Net Loss per Share	$(0.18)	$(0.24)	$(0.33)	$(0.35)

Basic and Diluted Weighted Average Shares Outstanding	58,216,066	51,288,424	57,660,947	51,288,424

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018

Net Loss	$(10,292,183)	$(12,230,792)	$(18,970,530)	$(17,780,313)
Unrealized Gain (Loss) on Available-for-Sale Debt Instrument Investments	11,426	142,454	4,265	(47,542)
Foreign Currency Translation Adjustments	236	(4,905)	144	(7,389)
Comprehensive Loss	$(10,280,521)	$(12,093,243)	$(18,966,121)	$(17,835,244)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the three months ended June 30, 2019

(Unaudited)

				ACCUMULATED
				OTHER	TOTAL
	COMMON SHARES		ACCUMULATED	COMPREHENSIVE	SHAREHOLDER’S
	SHARES	AMOUNT	DEFICIT	INCOME	EQUITY
Balance as of April 1, 2019	57,128,327	$301,171,733	$(281,066,581)	$55,895	$20,161,047
Net Loss	—	—	(10,292,183)	—	(10,292,183)
Unrealized Gain on Available-for-Sale Investments	—	—	—	11,426	11,426
Foreign Currency Translation Adjustments	—	—	—	236	236
Issuance of common stock, net of offering costs/Public offering	5,833,334	16,120,679	—	—	16,120,679
Issuance of common stock, net of offering costs/At-the-market offering	437,043	2,089,208	—	—	2,089,208
Stock-based Compensation	—	1,501,326	—	—	1,501,326
Balance as of June 30, 2019	63,398,704	$320,882,946	$(291,358,764)	$67,557	$29,591,739

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the three months ended June 30, 2018

(Unaudited)

				ACCUMULATED
				OTHER	TOTAL
	COMMON SHARES		ACCUMULATED	COMPREHENSIVE	SHAREHOLDER’S
	SHARES	AMOUNT	DEFICIT	INCOME / (LOSS)	EQUITY
Balance as of April 1, 2018	51,768,424	$273,656,910	$(245,811,897)	$(227,863)	$27,617,150
Net Loss	—	—	(12,230,792)	—	(12,230,792)
Unrealized Gain on Available-for-Sale Investments	—	—	—	142,454	142,454
Foreign Currency Translation Adjustments	—	—	—	(4,905)	(4,905)
Stock-based Compensation	—	1,365,332	—	—	1,365,332
Balance as of June 30, 2018	51,768,424	$275,022,242	$(258,042,689)	$(90,314)	$16,889,239

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the six months ended June 30,  2019

(Unaudited)

				ACCUMULATED
				OTHER	TOTAL
	COMMON SHARES		ACCUMULATED	COMPREHENSIVE	SHAREHOLDER’S
	SHARES	AMOUNT	DEFICIT	INCOME	EQUITY
Balance as of January 1, 2019	57,034,154	$299,601,960	$(272,388,234)	$63,148	$27,276,874
Net Loss	—	—	(18,970,530)	—	(18,970,530)
Unrealized Gain on Available-for-Sale Investments	—	—	—	4,265	4,265
Foreign Currency Translation Adjustments	—	—	—	144	144
Exercise of Employee Stock Options	30,000	147,900	—	—	147,900
Delivery of common stock underlying restricted stock units, net of tax	64,173	(95,429)	—	—	(95,429)
Issuance of common stock, net of offering costs/Public offering	5,833,334	16,120,679	—	—	16,120,679
Issuance of common stock, net of offering costs/At-the-market offering	437,043	2,089,208	—	—	2,089,208
Stock-based Compensation	—	3,018,628	—	—	3,018,628
Balance as of June 30, 2019	63,398,704	$320,882,946	$(291,358,764)	$67,557	$29,591,739

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the six months ended June 30, 2018

(Unaudited)

				ACCUMULATED
				OTHER	TOTAL
	COMMON SHARES		ACCUMULATED	COMPREHENSIVE	SHAREHOLDER’S
	SHARES	AMOUNT	DEFICIT	(LOSS)	EQUITY
Balance as of January 1, 2018	51,768,424	$273,210,907	$(240,262,376)	$(35,383)	$32,913,148
Net Loss	—	—	(17,780,313)	—	(17,780,313)
Unrealized Loss on Available-for-Sale Investments	—	—	—	(47,542)	(47,542)
Foreign Currency Translation Adjustments	—	—	—	(7,389)	(7,389)
Stock-based Compensation	—	1,811,335	—	—	1,811,335
Balance as of June 30, 2018	51,768,424	$275,022,242	$(258,042,689)	$(90,314)	$16,889,239

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2019 and 2018

(Unaudited)

	2019	2018

Cash Flows From Operating Activities:
Net Loss	$(18,970,530)	$(17,780,313)
Adjustments To Reconcile Net Loss To Net Cash Used In Operating Activities:
Depreciation and Amortization	380,372	281,327
Stock-based Compensation	3,018,628	1,811,335
Increase in Inventory Reserves	192,000	5,927,793
Amortization of Right of Use Asset	975,947	—
(Gain) Loss on Disposal of Assets	(300)	2,483
Realized (Gain) Loss on Sale of Investments Available-for-Sale	(18,023)	124,987
Foreign Currency Translation Adjustment	144	(7,389)
Changes in Assets and Liabilities:
Decrease in Accounts Receivable, net	1,590,656	1,001,160
Decrease (Increase) in Insurance Receivable	371,217	(500,000)
Decrease in Inventory	66,141	1,310,702
Decrease (Increase) in Other Assets	125,750	(691,139)
Decrease in Accounts Payable	(426,772)	(1,015,539)
Increase in Settlement Payable	13,332	1,530,000
Decrease in Lease Liability	(977,636)	—
Decrease in Other Liabilities	(992,909)	(706,929)
Decrease in Deferred License Revenue	(1,126,434)	(1,145,418)
Changes in Assets and Liabilities	(1,356,655)	(217,163)
Cash Used In Operating Activities	(15,778,417)	(9,856,940)
Cash Flows From Investing Activities:
Purchase of Investments Available-for-Sale	(21,774,410)	(2,594,349)
Sale of Investments Available-for-Sale	18,798,678	6,133,307
Purchase of Equipment	(305,030)	(340,800)
Purchase of Research and Development Licenses (Related Party)	(500,000)	—
Cash Provided By (Used In) Investing Activities	(3,780,762)	3,198,158
Cash Flows From Financing Activities:
Proceeds from the Issuance of Common Stock / Public Offering	17,500,002	—
Offering Costs from the Issuance of Common Stock / Public Offering	(1,379,323)	—
Proceeds from the Issuance of Common Stock / At-the Market Offering	2,296,235	—
Offering Costs from the Issuance of Common Stock / At-the Market Offering	(207,027)	—
Proceeds from the Exercise of Employee Stock Options	147,900	—
Repurchase of Common Shares to Pay Employee Withholding Taxes	(95,429)	—
Cash Provided By Financing Activities	18,262,358	—

Decrease In Cash and Cash Equivalents	(1,296,821)	(6,658,782)
Cash At Beginning Of Period	22,713,980	8,406,917
Cash At End Of Period	$21,417,159	$1,748,135

Supplemental Disclosure of Noncash Investing and Financing Activities:
Change in Unrealized Gain (Loss) on Marketable Securities Available-for-Sale	$4,265	$(47,542)
Insurance Financing Note Payable	$1,908,554	$—

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

2.  Liquidity and Capital Resources

As of June 30, 2019, the Company had approximately $21.4 million of cash and cash equivalents, $13.8 million of investments available-for-sale, working capital of $33.4 million and an accumulated deficit of $291.4 million. Net cash used in operating activities for the six months ended June 30, 2019 was approximately $15.8 million. On June 20, 2019, the Company closed a public offering of 5,833,334 shares of common stock at a price of $3.00 per share. The aggregate proceeds from this public offering (net of the underwriters’ commissions and offering expenses) were approximately $16.1 million. On July 9, 2019, the underwriters of the public offering partially exercised their over-allotment option and purchased an additional 425,800 shares of common stock at a price of $3.00 per share, which closed on July 11, 2019. The aggregate proceeds from the exercise of the over-allotment option (net of the underwriters’ discount and offering expenses) were approximately $1.2 million.

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

Based on the capital raised from the June 20, 2019 offering and proceeds from the partial exercise of the over-allotment option on July 11, 2019, management believes the Company currently has sufficient funds to meet its operating requirements for at least the next twelve months from the date of the filing of this report.

The Company will require additional capital to sustain its operations and make the investments it needs to execute upon its longer-term business plan, including the launch of Dialysate Triferic and I.V. Triferic. If the Company is unable to generate sufficient revenue from its existing long-term business plan, the Company will need to obtain additional equity or debt financing. If the Company attempts to obtain additional debt or equity financing, the Company cannot assume that such financing will be available on favorable terms, if at all.

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

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation of such interim results.

The results for the condensed consolidated statement of operations are not necessarily indicative of results to be expected for the year ending December 31, 2019 or for any future interim period. The condensed consolidated balance sheet at June 30, 2019 has been derived from unaudited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements.  The condensed consolidated balance sheet at December 31, 2018 has been derived from audited financial statements, however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2018 and notes thereto included in the Company’s annual report on Form 10-K filed on March 18, 2019.

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

Significant Accounting Policies

With the exception of the adoption of ASU 2016-02 relating to accounting for leases, there have been no material changes in the Company’s significant accounting policies as previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Leases

Effective January 1, 2019, the Company accounts for its leases under Accounting Standards Codification (“ASC”) 842, Leases. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the consolidated balance sheet as both a right-of-use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right-of-use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right-of-use asset result in straight-line rent expense over the lease term. Variable lease expenses, if any, are recorded when incurred.

In calculating the right-of-use asset and lease liability, the Company elects to combine lease and non-lease components. The Company excludes short-term leases having initial terms of 12 months or less from the new guidance as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term.

The Company continues to account for leases in the prior period financial statements in accordance with ASC Topic 840.

 Loss Per Share

ASC 260, Earnings Per Share, requires dual presentation of basic and diluted earnings per share (“EPS”), with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that are then sharing in the earnings of the entity.

Basic net loss per share of common stock excludes dilution and is computed by dividing the net loss by the weighted average number of shares outstanding during the period. Diluted net loss per share of common stock reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity unless inclusion of such shares would be anti-dilutive. The Company has only incurred losses, therefore, basic and diluted net loss per share is the same. Securities that could potentially dilute net income per share in the future that were not included in the computation of diluted loss per share were as follows:

	As of June 30,
	2019	2018
Options to purchase common stock	8,187,161	6,806,001
Unvested restricted stock awards	146,800	480,000
Unvested restricted stock units	1,658,205	-
Warrants to purchase common stock	2,770,781	-
	12,762,947	7,286,001

Adoption of Recent Accounting Pronouncements

The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a review to determine the consequences of the change to its consolidated financial statements and assures that there are sufficient controls in place to ascertain that the Company’s consolidated financial statements properly reflect the change.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which amended the guidance on accounting for leases. The FASB issued this update to increase transparency and comparability among organizations. This update requires the recognition of lease assets and lease liabilities on the balance sheet and the disclosure of key information about leasing arrangements. The Company adopted this ASU effective January 1, 2019 using the additional (optional) approach by recording a right-of-use asset and a lease liability of approximately $3.5 million. Our adoption of this ASU had no effect on opening retained earnings, and the Company continues to account for leases in the prior period consolidated financial statements under ASC Topic 840. In adopting the new standard, the Company elected to apply the practical expedients regarding identification of leases, lease classification, indirect costs, and the combination of lease and non-lease components.

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

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

For the business under the Company’s distribution agreement with Baxter (the “Baxter Agreement”), and for the majority of the Company’s international customers, the Company recognizes revenue at the shipping point, which is generally the Company’s plant or warehouse. For other business, the Company recognizes revenue based on when the customer takes control or receipt of the product. The amount of revenue recognized is based on the purchase order less returns and adjusted for any rebates, discounts, chargebacks or other amounts paid to customers. There were no such adjustments for the periods reported. Customers typically pay for the product based on customary business practices with payment terms averaging 30 days, while distributor payment terms average 45 days.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Disaggregation of revenue

Revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

In thousands of US dollars ($)	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
Products By Geographic Area	Total	U.S.	Rest of World	Total	U.S.	Rest of World
Drug Revenues
Product Sales – Point-in-time	$15	$15	$—	$15	$15	$—
License Fee – Over time	68	—	68	136	—	136
Total Drug Products	83	15	68	151	15	136
Concentrate Products
Product Sales – Point-in-time	14,268	12,822	1,446	29,264	25,746	3,518
License Fee – Over time	495	495	—	990	990	—
Total Concentrate Products	14,763	13,317	1,446	30,254	26,736	3,518
Net Revenue	$14,846	$13,332	$1,514	$30,405	$26,751	$3,654

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
Products By Geographic Area	Total	U.S.	Rest of World	Total	U.S.	Rest of World
Drug Revenues
License Fee – Over time	$68	—	$68	$136	—	$136
Concentrate Products
Product Sales – Point-in-time	14,340	12,856	1,484	28,717	25,329	3,388
License Fee – Over time	505	505	—	1,009	1,009	—
Total Concentrate Products	14,845	13,361	1,484	29,726	26,338	3,388
Net Revenue	$14,913	$13,361	$1,552	$29,862	$26,338	$3,524

Contract balances

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

In thousands of US dollars ($)	June 30, 2019	December 31, 2018
Receivables, which are included in "Trade and other receivables"	$5,389	$6,980
Contract liabilities	$13,203	$14,329

There were no impairment losses recognized related to any receivables arising from the Company’s contracts with customers for the three and six months ended June 30, 2019 and 2018.

For the three and six months ended June 30, 2019 and June 30, 2018, the Company did not recognize material bad-debt expense and there were no material contract assets recorded on the condensed consolidated balance sheet as of June 30, 2019 and December 31, 2018.  The Company does not generally accept returns of its concentrate products and no reserve for returns of concentrate products was established as of June 30, 2019 or December 31, 2018.

The contract liabilities primarily relate to upfront payments and consideration received from customers that are received in advance of the customer assuming control of the related products.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Transaction price allocated to remaining performance obligations

For the three and six months ended June 30, 2019, revenue recognized from performance obligations related to prior periods was not material.

Revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, contracts where revenue is recognized as invoiced and contracts with variable consideration related to undelivered performance obligations, totaled $13.2 million as of June 30, 2019. The amount relates primarily to upfront payments and consideration received from customers that are received in advance of the customer assuming control of the related products. The Company applies the practical expedient in paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less. The Baxter Agreement includes minimum commitments of product sales over the duration of the agreement. Unfulfilled performance obligations related to the Baxter Agreement are product sales of $10.1 million, which will be amortized through expiration of the agreement on October 2, 2024.

5.  Investments - Available-for-Sale

Investments available-for-sale consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Available-for-Sale Securities
Bonds	$13,797,120	$21,759	$(2,800)	$13,816,079

	December 31, 2018
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Available-for-Sale Securities
Bonds	$10,801,836	$17,415	$(1,192)	$10,818,059

The fair value of investments available-for-sale are determined using quoted market prices from daily exchange-traded markets based on the closing price as of the balance sheet date and are classified as Level 1, as described in Note 3, Fair Value Measurement to our condensed consolidated financial statements.

As of June 30, 2019 and December 31, 2018, the amortized cost and estimated fair value of our available-for-sale securities were due in one year or less.

6.  Inventory

Components of inventory, net of reserves as of June 30, 2019 and December 31, 2018 are as follows:

	June 30,	December 31,
	2019	2018
Raw Materials	$3,361,556	$3,621,548
Work in Process	244,743	256,129
Finished Goods	1,811,338	1,798,101
Total	$5,417,637	$5,675,778

As of June 30, 20192019, we classified $1.4 million and $1.6 million, respectively, of inventory as non-current, all of which was related to Triferic or the active pharmaceutical ingredient for Triferic. As of June 30, 20192019 we had total Triferic inventory aggregating $3.5 million and $8.0 million respectively, against which we had reserved $1.7 million and $5.8 million respectively.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The $1.8 million net value of Triferic inventory consisted of $0.4 million of Dialysate Triferic finished goods with expiration dates ranging from March 2020 to May 2021, and $1.4 million of Triferic API with estimated useful lives extending through 2023. In addition, see subsequent events note 17 for potential risk relating to the inventory valuation.

7.  Property and Equipment

As of June 30, 2019 and December 31 2018, the Company’s property and equipment consisted of the following:

	June 30,	December 31,
	2019	2018
Leasehold Improvements	$1,105,811	$929,849
Machinery and Equipment	4,705,917	4,800,774
Information Technology & Office Equipment	1,720,845	2,459,832
Laboratory Equipment	653,075	668,977
	8,185,648	8,859,432
Accumulated Depreciation	(5,622,220)	(6,221,139)
Net Property and Equipment	$2,563,428	$2,638,293

Depreciation expense for the three months ended June 30, 2019 and 2018, totaled $0.2 million and $0.2 million, respectively. Depreciation expense for the six months ended June 30, 2019 and 2018, totaled $0.4 million and $0.3 million, respectively.

8.  Accrued Liabilities

Accrued liabilities as of June 30, 2019 and December 31, 2018 consisted of the following:

	June 30,	December 31,
	2019	2018
Accrued Research & Development Expense	$101,064	$86,820
Accrued Compensation and Benefits	1,095,261	1,525,599
Accrued Legal Expenses	943,642	170,334
Accrued Marketing Expenses	236,793	5,000
Other Accrued Liabilities	1,694,581	3,342,008
Total Accrued Liabilities	$4,071,341	$5,129,761

9.  Insurance Financing Note Payable

On June 3, 2019, the Company entered into a short-term note payable for $1.9 million, bearing interest at 4.65% per annum to finance various insurance policies. Principal and interest payments related to this note will begin on July 3, 2019 and are paid on a straight-line amortization over a 10-month period with the final payment due on April 3, 2020. As of June 30, 2019, the Company’s insurance note payable balance was $1.9 million.

10.  Deferred Revenue

In October of 2014, the Company entered into a 10 year distribution agreement with Baxter and received an upfront fee of $20 million. The upfront fee was recorded as deferred revenue and is being recognized based on the proportion of product shipments to Baxter in each period, compared with total expected sales volume over the term of the Baxter Agreement. The Company recognized revenue of approximately $0.5 million and $1.0 million during the three and six months ended June 30, 2019 and 2018, respectively. Deferred revenue related to the Baxter Agreement totaled $10.1 million as of June 30, 2019 and $11.1 million as of December 31, 2018.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

If a “Refund Trigger Event” occurs, we would be obligated to repay a portion of the upfront fee and any paid portion of the facility fee. In the event of a Refund Trigger Event occurring from January 1, 2019 to December 31, 2021, Baxter would be eligible for a 25% refund of the Agreement’s Upfront Payment. In addition, if Baxter terminates the Agreement because Baxter has been enjoined by a court of competent jurisdiction from selling in the United States any product covered by the Baxter Agreement due to a claim of intellectual property infringement or misappropriation relating to such product prior to the end of 2019, Baxter would be eligible for a partial refund of $6.6 million. In no event would more than one refund be required to be paid.

During the year ended December 31, 2016, the Company entered into a distribution and license agreement with Wanbang and received an upfront fee of $4.0 million. The upfront fee was recorded as deferred revenue and is being recognized as revenue based on the agreement term. The Company recognized revenue of approximately $0.1 million and $0.2 million during the three and six months ended June 30, 2019 and 2018, respectively. Deferred revenue related to the Wanbang agreement totaled $3.0 million as of June 30, 2019 and $3.2 million as of December 31, 2018.

11.  Shareholders’ Equity

Preferred Stock

As of June 30, 2019 and December 31, 2018, there were 2,000,000 shares of preferred stock authorized and no shares of preferred stock issued or outstanding.

Common Stock

As of June 30, 2019, the Company’s authorized shares of common stock was 120 million shares.  On June 6, 2019, the Company obtained shareholder approval to increase the number of authorized shares of the Company’s common stock by 50 million shares to 170 million shares.  On July 30, 2019, the Company amended its Articles of Incorporation to reflect this increase in authorized shares from 120 million to 170 million shares.

During the six months ended June 30, 2019,  30,000 vested employee stock options were exercised for cash proceeds of $147,900, at a weighted average exercise price of $4.93.

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

Sales of the shares, if any, pursuant to the Sales Agreement, may be made in sales deemed to be a “at the market offering” as defined in Rule 415(a) of the Securities Act, including sales made directly through the Nasdaq Global Market or on any other existing trading market for the Company’s common stock. The Company intends to use the proceeds from the offering for working capital and other general corporate purposes. The Company may suspend or terminate the Sales Agreement at any time.

In April 2019, the Company sold 437,043 shares of its common stock pursuant to the Sales Agreement for gross proceeds of $2,296,235, at a weighted average selling price of approximately $5.25. The Company paid $207,027 in commissions and offering fees related to the sale of the common shares.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Public Offering of Common Stock

On June 17, 2019, the Company entered into a purchase agreement with Piper Jaffray & Co., and Cantor Fitzgerald & Co, pursuant to which the Company agreed to issue and sell up to 6,708,334 shares of common stock, which included 875,000 optional shares that may be sold pursuant to an option granted to the underwriters.

On June 20, 2019, the Company closed the sale of 5,833,334 shares of its common stock for gross proceeds of $17,500,002 at the public offering price of $3.00 per share (the “Offering”). The Company paid $1,379,323 in underwriters’ commissions and fees related to the sale of the common shares. The Offering was made pursuant to the Company’s effective registration statement on Form S-3 (File No. 333-227363), which was previously filed with the SEC. On July 9, 2019, the Underwriters exercised their over-allotment option to purchase an additional 425,800 shares of common stock at a price of $3.00 per share, which closed on July 11, 2019. The total proceeds to the Company (net of underwriting commissions and offering fees) from the exercise of the over-allotment option were approximately $1.2 million.

Restricted Common Stock

During the six months ended June 30, 2019, 98,500 shares of common stock related to fully vested restricted stock units were delivered to an officer of the Company. The Company withheld 34,327 of these common shares at a fair value of $95,429 to cover the officer’s withholding taxes related to the vesting of restricted stock units.

12.  Stock-Based Compensation

The Company recognized total stock-based compensation expense during the three and six months ended June 30, 2019 and 2018 as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Service based awards:
Restricted stock awards	$-	$1,012,171	$-	$1,271,902
Restricted stock units	427,472	-	771,823	-
Stock option awards	547,139	353,161	1,199,163	539,433
	974,611	1,365,332	1,970,986	1,811,335
Performance based awards:
Restricted stock units	402,814	-	801,202	-
Stock option awards	123,901	-	246,440	-
	526,715	-	1,047,642	-
Total	$1,501,326	$1,365,332	$3,018,628	$1,811,335

Restricted Stock

A summary of the Company’s restricted stock awards during the six months ended June 30, 2019 is as follows:

		Weighted Average
		Grant-Date
	Number of Shares	Fair Value
Unvested at December 31, 2018	146,800	$5.70
Unvested at June 30, 2019	146,800	$5.70

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

A summary of the Company’s restricted stock awards during the six months ended June 30, 2018 is as follows:

		Weighted Average
		Grant-Date
	Number of Shares	Fair Value
Unvested at December 31, 2017	480,000	$7.27
Unvested at June 30, 2018	480,000	$7.27

The fair value of restricted stock awards are measured based on their fair value on the date of grant and amortized over the vesting period of 20 months. As of June 30, 2019 unvested restricted stock awards of 146,800 were related to performance based awards.

Service Based Restricted Stock Units

A summary of the Company’s service based restricted stock units during the six months ended June 30, 2019 is as follows:

		Weighted Average
		Grant-Date
	Number of Shares	Fair Value
Unvested at December 31, 2018	472,959	$4.32
Granted	199,938	4.45
Forfeited	(3,650)	4.81
Unvested at June 30, 2019	669,247	$4.36

The fair value of service based restricted stock units are measured based on their fair value on the date of grant and amortized over the vesting period. The vesting periods range from 1-3 years. Stock-based compensation expense of $0.4 million and $0.8 million was recognized during the three and six months ended June 30, 2019.  No stock-based compensation was recognized during the three and six months ended June 30, 2018, since there were no service based restricted stock units outstanding during that period. As of June 30, 2019, the unrecognized stock-based compensation expense was $1.8 million.

Performance Based Restricted Stock Units

A summary of the Company’s performance based restricted stock units during the six months ended June 30, 2019 is as follows:

		Weighted Average
		Grant-Date
	Number of Shares	Fair Value
Unvested at December 31, 2018	988,958	$4.48
Unvested at June 30, 2019	988,958	$4.48

Stock-based compensation expense recognized for performance based restricted stock units was $0.4 million and $0.8 million during the three and six months ended June 30, 2019.  No stock-based compensation was recognized during the three and six months ended June 30, 2018, since there were no performance based restricted stock units outstanding during that period. As of June 30, 2019, the unrecognized stock-based compensation expense related to performance based restricted stock units was $1.9 million. In addition, see subsequent events note 17 for potential risk relating to vesting of certain RSU’s granted previously.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Service Based Stock Options

The fair value of the service based stock options granted for the six months ended June 30, 2019 were based on the following assumptions:

June 30,
2019
Exercise price	$2.96 - $6.21
Expected stock price volatility	67.5% - 70.3%
Risk-free interest rate	1.9% - 2.6%
Term (years)	5.5 -6.5

A summary of the Company’s service based stock option activity for the six months ended June 30, 2019 is as follows:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Underlying	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2018	7,856,480	$7.50	5.2	$-
Granted	523,105	$4.33	9.7	-
Exercised	(30,000)	$4.93	-	-
Forfeited	(550,549)	6.67	-	-
Outstanding at June 30, 2019	7,799,036	$7.36	5.4	$2,500

Exercisable at June 30, 2019	6,183,193	$8.16	4.3	$-

A summary of the Company’s service based stock option activity for the six months ended June 30, 2018 is as follows:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Underlying	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2017	6,906,001	$7.92	5.0	$976,335
Forfeited	(100,000)	$6.93	-
Outstanding at June 30, 2018	6,806,001	$7.93	4.6	$629,680

Exercisable at June 30, 2018	6,578,161	$7.93	4.5	$629,680

The aggregate intrinsic value in the table above is calculated as the difference between the closing price of our common stock and the exercise price of the stock options that had strike prices below the closing price.

During the six months ended June 30, 2019, the Company granted to certain employee’s stock options to purchase up to 523,105 shares of common stock.  During the six months ended June 30, 2019, forfeitures were 550,549. Forfeitures are recorded in the period of occurrence; compensation expense is adjusted accordingly.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Stock-based compensation expense recognized for service based stock options was $0.5 million and $1.2 million for the three and six months ended June 30, 2019 and $0.3 million and $0.5 million for the three and six months ended June 30, 2018. As of June 30, 2019, total stock-based compensation expense related to unvested options not yet recognized totaled approximately $2.8 million.

Performance Based Stock Options

A summary of the performance based stock options for the six months ended June 30, 2019, is as follows:

		Weighted Average
		Exercise
	Number of Shares	Price
Outstanding at December 31, 2018	388,125	$4.70
Outstanding at June 30, 2019	388,125	$4.70

Exercisable at June 30, 2019	-	$-

Stock-based compensation expense recognized for performance based stock options was $0.1 million and $0.2 million during the three and six months ended June 30, 2019. No stock-based compensation was recognized during the three and six months ended June 30, 2018, since there were no performance based stock options outstanding during that period. As of June 30, 2019, the unrecognized stock-based compensation expense related to performance based stock options was $0.7 million.

13.  Related Party Transactions

Product License Agreements

The Company is a party to an in-license agreement for exclusive worldwide rights to certain patents and information related to our Triferic® product. On October 7, 2018, the Company entered into a Master Services and IP Agreement (the “Charak MSA”) with Charak, LLC and Dr. Ajay Gupta (collectively “Charak”), who serves as Executive Vice President and Chief Scientific Officer of the Company. Pursuant to the MSA, the parties entered into three additional agreements described below related to the license of certain soluble ferric pyrophosphate (“SFP”) intellectual property owned by Charak, as well as the Employment Agreement (defined below). The Charak MSA provides for a payment of $1.0 million to Dr. Gupta, payable in four quarterly installments of $250,000 each on October 15, 2018, January 15, 2019, April 15, 2019 and July 15, 2019, and reimbursement for certain legal fees incurred in connection with the Charak MSA. The Company recorded $1.1 million as Research and Development Expense – License Acquired (Related Party) for the twelve months ended December 31, 2018. As of June 30, 2019, the Company paid three of the quarterly installments totaling $750,000 and accrued $100,000 for the reimbursement of certain legal expenses. As of June 30, 2019 and December 31, 2018, the Company accrued $350,000 and $850,000, respectively, as a related party payable on the condensed consolidated balance sheet.

Pursuant to the Charak MSA, the aforementioned parties entered into an Amendment, dated as of October 7, 2018 (the “Charak Amendment”), to the Licensing Agreement between the Company and Charak, dated January 7, 2002, as amended (the “2002 Agreement”), under which Charak granted the Company an exclusive, worldwide, non-transferable license to commercialize SFP for the treatment of patients with renal failure. The Charak Amendment amends the royalty payments due to Charak under the 2002 Agreement such that the Company is liable to pay Charak royalties on net sales by the Company of products developed under the license, which includes the Company’s Triferic® product, at a specified rate until December 31, 2021 and thereafter at a reduced rate from January 1, 2022 until February 1, 2034. Additionally, the Company shall pay Charak a percentage of any sublicense income during the term of the agreement, which amount shall not be less than a minimum specified percentage of net sales of the licensed products by the sub-licensee in jurisdictions where there exists a valid claim, on a country-by-country basis, and be no less than a lower rate of the net

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

sales of the licensed products by the sub-licensee in jurisdictions where there exists no valid claim, on a country-by-country basis.

Also pursuant to the Charak MSA, the Company and Charak entered into a Commercialization and Technology License Agreement I.V. Triferic®, dated as of October 7, 2018 (the “IV Agreement”), under which Charak granted the Company an exclusive, sublicensable, royalty-bearing license to SFP for the purpose of commercializing certain intravenous-delivered products incorporating SFP for the treatment of iron disorders worldwide for a term that expires on the later of February 1, 2034 or upon the expiration or termination of a valid claim of a licensed patent. The Company is liable to pay Charak royalties on net sales by the Company of products developed under the license at a specified rate until December 31, 2021. From January 1, 2022 until February 1, 2034, the Company is liable to pay Charak a base royalty at a reduced rate on net sales and an additional royalty on net sales while there exists a valid claim of a licensed patent, on a country-by-country basis. The Company shall also pay to Charak a percentage of any sublicense income received during the term of the IV Agreement, which amount shall not be less than a minimum specified percentage of net sales of the licensed products by the sub-licensee in jurisdictions where there exists a valid claim, on a country-by-country basis, and not be less than a lower rate of the net sales of the licensed products by the sub-licensee in jurisdictions where there exists no valid claim, on a country-by-country basis.

Also pursuant to the Charak MSA, the Company and Charak entered into a Technology License Agreement TPN Triferic®, dated as of October 7, 2018 (the “TPN Agreement”), pursuant to which Charak granted the Company an exclusive, sublicensable, royalty-bearing license to SFP for the purpose of commercializing worldwide certain parenteral nutritional (TPN”) products incorporating SFP. The license grant under the TPN Agreement continues for a term that expires on the later of February 1, 2034 or upon the expiration or termination of a valid claim of a licensed patent. During the term of the TPN Agreement, the Company is liable to pay Charak a base royalty on net sales and an additional royalty on net sales while there exists a valid claim of a licensed patent, on a country-by-country basis. The Company shall also pay to Charak a percentage of any sublicense income received during the term of the TPN Agreement, which amount shall not be less than a minimum royalty on net sales of the licensed products by the sub-licensee in jurisdictions where there exists a valid claim, on a country-by-country basis, and not be less than a lower rate of the net sales of the licensed products by the sub-licensee in jurisdictions where there exists no valid claim, on a country-by-country basis.

The transaction was accounted for as an asset acquisition pursuant to ASU 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business, as the majority of the fair value of the assets acquired was concentrated in a group of similar assets, and the acquired assets did not have outputs or employees. The assets acquired under the MSA include a license of SFP. Because SFP has not yet received regulatory approval, the $1.1 million purchase price paid and accrued for these assets has been expensed in the Company’s statement of operations for the year ended December 31, 2018. In addition, the potential milestone payments are not yet considered probable, and no milestone payments have been accrued at June 30, 2019.

14.  Leases

We lease our production facilities and administrative offices as well as certain equipment used in our operations including leases on transportation equipment used in the delivery of our products. The lease terms range from monthly to seven years. We occupy a 51,000 square foot facility and a 17,500 square foot facility in Wixom, Michigan under a lease expiring in August 2021. We also occupy two other manufacturing facilities, a 51,000 square foot facility in Grapevine, Texas under a lease expiring in December 2020, and a 57,000 square foot facility in Greer, South Carolina under a lease expiring February 2020. In addition, we occupy a 1,408 square foot office space in Greer, South Carolina under a lease expiring April 2021 and on December 28, 2018 we executed a lease for 4,100 square feet of office space in Hackensack, New Jersey with a lease term commencing in July 2019 and expiring on July 1, 2024.

At June 30, 2019, the Company had operating lease liabilities of $3.3 million and right-of-use assets of $3.3 million, which are included in the consolidated balance sheet.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following summarizes quantitative information about the Company’s operating leases:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Operating leases
Operating lease cost	$ 554,921	$ 1,089,888
Variable lease cost	78,237	168,081
Operating lease expense	633,158	1,257,969
Short-term lease rent expense	4,122	8,313
Total rent expense	$ 637,280	$ 1,266,282

Other information
Operating cash flows from operating leases	$ 514,116	$ 1,038,081
Right of use assets exchanged for operating lease liabilities	$ 821,195	$ 4,305,428
Weighted-average remaining lease term – operating leases	2.6	2.6
Weighted-average discount rate – operating leases	6.8%	6.8%

Future minimum rental payments under operating lease agreements are as follows:

Six months ended June 30, 2019	$944,466
Year ending December 31, 2020	1,394,778
Year ending December 31, 2021	772,616
Year ending December 31, 2022	308,167
Year ending December 31, 2023	174,896
Year ending December 31, 2024	65,119
Total	$3,660,042
Less present value discount	(332,251)
Operating lease liabilities	$3,327,791

15.  Settlement Agreement

On August 7, 2018, the Company entered into a confidential settlement agreement and mutual release (the “Settlement Agreement”) with its former CEO, former CFO and a former and then current director.  For more details see Note 10 in Form 10-K filed on March 18, 2019. This resulted in a net settlement expense of approximately $1.0 million for the six month ended June 30, 2018.

On August 7, 2019, the Company entered into a settlement agreement relating to the class action lawsuits described below. This resulted in a settlement expense of approximately $0.4 million for the six months ended June 30, 2019. See note 16 below for further details. The settlement is subject to court review and approval.

16.  Commitments and Contingencies

Litigation

SEC Investigation

As a follow up to certain prior inquiries, the Company received a subpoena from the SEC during the Company’s  quarter ended September 30, 2018 requesting, among other things, certain information and documents relating to the status of the Company’s request to the Centers for Medicare & Medicaid Services (“CMS”) for separate reimbursement status for Dialysate Triferic, the Company’s reserving methodology for expiring Triferic inventory, and the basis for the Board’s termination of the former CEO and CFO. The Company is cooperating with the SEC and is responding to the SEC’s requests for documents and information.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

On September 25, 2018, four Company stockholders filed motions to appoint lead plaintiffs, lead counsel, and to consolidate the Ah Kit Too v. Rockwell securities class action with the Spock v. Rockwell securities class action.  On October 10, 2018, the court issued an order consolidating the two actions, appointing co-lead plaintiffs and co-lead counsel.  On December 10, 2018, lead Plaintiffs filed a consolidated amended complaint, which included the same allegations as the initial complaints and asserted claims on behalf of a putative class consisting of person who purchased the Company’s securities between November 8, 2017 and June 26, 2018, accordingly.

On August 7, 2019, all parties to the class action entered into a settlement of the consolidated class action.  Pursuant to the terms and conditions of the settlement agreement, the Company will pay the Plaintiffs $3.7 million (the “Settlement Amount’) in exchange for a full release of all liability as to all defendants.  Of the Settlement Amount, the Company will be contributing approximately $0.4 million, which represents the remaining retention amount under the Company’s director and officer liability insurance policy. The remainder of the settlement amount will be funded by the Company’s director and officer insurance policy. The settlement is subject to court review and approval.

Shareholder Derivative Actions

Two verified stockholder derivative complaints (the “Derivative Complaints”) entitled LeClair v Rockwell Medical, Inc., and Post v Rockwell Medical, Inc. were filed in the United States District Court in the Eastern District of New York, purportedly on behalf of the Company (as nominal defendant) and against certain of the Company’s current and former directors (the “Individual Defendants”).  The Derivative Complaints assert causes of actions against the Individual Defendants for breach of fiduciary duty, waste of corporate assets, and unjust enrichment.  The Derivative Complaints allege the Individual Defendants breached duties by, among other things, permitting alleged misstatements to be made in public filings regarding the status of separate reimbursement for Triferic from CMS, the adequacy of Rockwell’s reserves, and the adequacy of Rockwell’s internal controls.  These cases are at an early stage, and the Company anticipates filing a motion to dismiss the action.

The Company has tendered the above shareholder derivative actions to its D&O insurance carrier(s) for defense and indemnity under its applicable insurance policies. The Company maintains a $1.0 million self-insured retention under

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

the applicable insurance policies, which will be exhausted upon payment of the Company’s share of the Settlement Amount from the settlement of the class action described above.

The Company also has received requests from shareholders to investigate issues relating in part to allegations raised in the securities and derivative lawsuits.  The Audit Committee of the Board of Directors engaged independent counsel to investigate these issues.  The investigation concluded, among other things that there was no merit to the claims raised in the shareholder requests and the investigation has been concluded.

17.   Subsequent Events

Stock Purchase Agreement

On July 9, 2019, the Company issued and sold a total of 425,880 shares of common stock to the underwriters of the Company’s June 17, 2019 underwritten stock offering. The shares sold to the underwriters were issued upon the partial exercise of the underwriters’ overallotment option. The Company received total offering proceeds from the exercise of the over-allotment option (net of underwriting commissions and offering fees) of approximately $1.2 million.

I.V. Triferic NDA Acceptance for Filing

On August 2, 2019,  the Company received notice from the FDA that the Company’s NDA for I.V. Triferic, which was submitted in May, has been accepted for filing, with a Prescription Drug User Fee Act (“PDUFA”) date of March 28, 2020.

Amendment to Product Purchase Agreement

On August 1, 2019, the Company executed a Products Purchase Agreement (the “Purchase Agreement”) with DaVita Inc. (“DaVita”), with such agreement effective as of July 1, 2019. The Purchase Agreement supersedes and replaces that certain First Amended and Restated Products Purchase Agreement, effective as of May 8, 2013 (as subsequently amended) by and between the Company and DaVita, which agreement expired effective as of July 31, 2019 (the “Prior Agreement”).

Pursuant to the Purchase Agreement, the Company will supply certain DaVita dialysis centers with dialysis acid concentrate (i.e., CitraPure® (Liquid and Dry Acid), Dri-Sate® Dry Acid or RenalPure® Liquid Acid) and bicarbonate (i.e., RenalPure® Bicarbonate Powder or Sterilyte® Liquid Bicarbonate) through December 31, 2023 (the “Initial Term”), subject to certain terms and conditions. The Purchase Agreement provides for an increase in the product sale prices relative to the prices charged for these products under the Prior Agreement. If, upon expiration of the Initial Term, the parties have not completed an extension or a new purchase agreement, the Purchase Agreement will continue in effect until terminated by either party with 90 days written notice or until the completion of an extension or new purchase agreement.

Centers for Medicare & Medicaid Services (“CMS”) preliminary proposed rule

On July 29, 2019, CMS issued a preliminary proposed rule that proposes to update payment policies and rates under the End-Stage Renal Disease (“ESRD”) Prospective Payment System for renal dialysis services furnished to beneficiaries on or after January 1, 2020 (the “Proposed Rules”).  The Proposed Rules contain certain proposed revisions to the eligibility requirements for the CMS Transitional Drug Add-on Payment Adjustment (“TDAPA”) program, which has the potential to provide two years of add-on reimbursement for certain qualifying new drugs.  Under the proposed revisions to the TDAPA rules, if finalized, ESRD drugs approved by the FDA under the following types of NDAs would be ineligible for TDAPA, effective as of January 1, 2020: (a) NDA Types 3, 5, 7 and 8, (b) NDA Type 3 in combination with NDA Type 2 or NDA Type 4, (c) NDA Type 5 in combination with NDA Type 2, or (d) NDA Type 9, when the “parent NDA” is NDA

Type 3, 5, 7 or 8.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As previously disclosed, the Company has filed an NDA for the intravenous formulation of Triferic.  The FDA has not informed the Company what the classification will be for the I.V. Triferic NDA, although the two prior Triferic NDAs that have been approved were Types 3 and 5.  If the I.V. Triferic NDA is classified as either of those Types, or any of the other excluded NDA Types listed in the Proposed Rules, the Company believes that it could be adversely impacted by the Proposed Rules, because it would not be eligible for reimbursement under the Proposed Rules relating to CMS’ TDAPA program. The Company previously disclosed projections for the overall peak Triferic market opportunity in the United States have been based on an assumed market price for I.V. Triferic that is within the CMS reimbursement bundle payment system and not a sustained, higher price based on TDAPA eligibility.

CMS is accepting comments on the Proposed Rules through September 27, 2019.  Rockwell plans to vigorously oppose this change in the TDAPA eligibility requirements.

The Company is currently assessing the impact the Proposed Rules would have on current inventory valuations and stock compensation arrangements if such proposed rule would be finalized and the type of classification for the I.V. Triferic NDA was included.

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

Forward-Looking Statements

We make forward-looking statements in this report and may make such statements in future filings with the Securities and Exchange Commission, or SEC.  We may also make forward-looking statements in our press releases or other public or shareholder communications.  Our forward-looking statements are subject to risks and uncertainties and include information about our expectations and possible or assumed future results of our operations.  When we use words such as “may,” “might,” “will,” “should,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” “could,” “plan,” “potential,” “predict,” “forecast,” “project,” “intend,” or similar expressions, or make statements regarding our intent, belief, or current expectations, we are making forward-looking statements. Our forward looking statements also include, without limitation, statements about our liquidity and capital resources; our plans relating to the commercialization of our products; our timing and ability to obtain add-on reimbursement for our products; our ability to obtain FDA and EMA approval for I.V. Triferic; whether we can successfully execute on our business strategy; and statements regarding our anticipated future financial condition, operating results, cash flows and business plans.

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

Dialysate Triferic

Our dialysate formulation of Triferic (“Dialysate Triferic”) received FDA approval in 2015 and remains the only FDA-approved therapy indicated to replace iron and maintain hemoglobin in adult hemodialysis patients. Dialysate Triferic received a CMS reimbursement J-code on January 1, 2016, providing that Dialysate Triferic would be reimbursed for administration to dialysis patients within the existing fixed-price “bundle” of payments that CMS provides to dialysis providers.  Because Dialysate Triferic reimbursement would be included in this bundled payment, we commenced efforts in early 2016 to seek so-called “add-on” or “separate” reimbursement for Dialysate Triferic, which is sometimes available for certain new, innovative therapies.

Following receipt of the reimbursement J-code in early 2016 until June 2018, the Company’s commercialization strategy for Dialysate Triferic was primarily focused on obtaining add-on reimbursement status from CMS for Dialysate Triferic, at which point the Company planned to commence commercializing the drug.

In June 2018, the Company determined, based on feedback from CMS’s Innovation Center (“CMMI”), that Dialysate Triferic was unlikely to obtain add-on reimbursement in the near term. As a result, the Company changed its commercialization strategy to plan for the commercial launch of Dialysate Triferic with initial reimbursement within the bundle of payments to dialysis providers, while continuing to pursue add-on reimbursement, if possible, and while continuing to develop I.V. Triferic (discussed below). As part of our strategy to launch Dialysate Triferic within the bundle, we requested that CMS provide us with a separate J-code for our powder packet formulation of Dialysate Triferic to distinguish it from our liquid formulation of Dialysate Triferic. On April 26, 2019, pursuant to a request we submitted earlier in 2019, we were notified of a preliminary recommendation by CMS to grant our powder packet formulation of Dialysate Triferic a separate J-Code, effective July 1, 2019. On May 6, 2019, we announced the commencement of commercial sales of Dialysate Triferic.

While the Company was pursuing the earlier strategy of delaying commercialization until receipt of add-on reimbursement approval, we built up significant inventory of active pharmaceutical ingredient (“API”) and Dialysate Triferic finished goods.  However, due to the delays in launching Triferic and taking into account feedback received from CMMI in March 2018 regarding the prospects for near-term approval of add-on reimbursement for Triferic, we increased our inventory reserves for Triferic by a total of $8.1 million during 2018 from $3.5 million as of December 31, 2017 to $11.6 million as of December 31, 2018. For the period ended June 30, 2019, Triferic inventory reserves increased by approximately $0.2 million. After deducting inventory destroyed or used for samples, as of June 30, 2019 we had $0.5 million of Dialysate Triferic Finished Goods inventory with $0.1 million reserved leaving a net value of $0.4 million. As of June 30, 2019, we also had approximately $3.0 million of Triferic API against which we have reserved $1.6 million leaving a net value of $1.4 million. Depending on the timing and success of our commercial launch of Dialysate Triferic in 2019 and the degree of uptake of the drug commercially, additional amounts or all of our current investment in Dialysate Triferic finished goods inventory and some or all of our API inventory may need to be written off in future periods. Additional  write-offs of existing Triferic inventory will not have a material negative impact on our cash flow, but could potentially have a material adverse impact on our reported results of operations and financial position.

I.V. Triferic

We are also developing an intravenous injection of Triferic (“I.V. Triferic”) for use by hemodialysis patients in the United States as well as international markets. A clinical equivalence study of I.V. Triferic infusion presentation has been completed and, on the basis of the clinical and non-clinical data prepared by the Company, we submitted a New Drug Application (“NDA”) seeking FDA approval to market I.V. Triferic in the United States for the clinical indication of replacing iron and maintaining hemoglobin in adult hemodialysis patients on May 28, 2019.  The NDA for I.V. Triferic was accepted for filing by the FDA on August 2, 2019 with a Prescription Drug User Fee Act (“PDUFA”) date of March 28, 2020.

In November 2018 CMS provided interpretative guidance (“CMS Guidance”) regarding the TDAPA program and its potential application to I.V. Triferic. Based on the CMS Guidance, the Company believed that, if approved by the FDA on or after January 1, 2020, I.V. Triferic would possibly be eligible for separate add-on reimbursement under CMS’s TDAPA program for a period of two years.  On July 29, 2019, CMS issued a preliminary proposed rule that proposes to update payment policies and rates under the ESRD Prospective Payment System for renal dialysis services furnished to beneficiaries on or after January 1, 2020 (the “Proposed Rules”).  The Proposed Rules contain certain proposed revisions to the eligibility requirements for the TDAPA program.  Under the proposed revisions to the TDAPA rules, if finalized, ESRD drugs approved by the FDA under the following types of NDAs would be ineligible for TDAPA, effective as of

January 1, 2020: (a) NDA Types 3, 5, 7 and 8, (b) NDA Type 3 in combination with NDA Type 2 or NDA Type 4, (c) NDA Type 5 in combination with NDA Type 2, or (d) NDA Type 9, when the “parent NDA” is NDA Type 3, 5, 7 or 8.

As previously disclosed, the Company has submitted an NDA for the intravenous formulation of Triferic.  The FDA has not informed the Company what the classification will be for the I.V. Triferic NDA, although the two prior Triferic NDAs that have been approved were Types 3 and 5.  If the I.V. Triferic NDA is classified as either of those Types, or any of the other excluded NDA Types listed in the Proposed Rules, the Company believes that it could be adversely impacted by the Proposed Rules, because it would not be eligible reimbursement under the Proposed Rules relating to CMS’ TDAPA program. The Company’s previously disclosed projections for the overall peak Triferic market opportunity in the United States have been based on an assumed market price for I.V. Triferic that is within the CMS reimbursement bundle payment system and did not assume a sustained, higher price based on TDAPA eligibility.

CMS is accepting comments on the Proposed Rules through September 27, 2019.  Rockwell plans to vigorously oppose this change in the TDAPA eligibility requirements.

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

Dialysis Concentrates

We manufacture, sell, deliver and distribute hemodialysis concentrates, along with a line of ancillary dialysis products abroad.  We use Baxter as our exclusive marketer and distributor in the United States and in select foreign markets.  Dialysate concentrates accounted for approximately 97% of our revenues for the three months ended June 30, 2019, with ancillary products accounting for most of the remainder.  We receive a pre-defined gross profit margin on our concentrate products sold pursuant to the Baxter Agreement, subject to an annual true-up of costs.  On August 1, 2019, we entered into a Products Purchase Agreement with DaVita (the “DaVita Agreement”).  The Purchase Agreement supersedes and replaces that certain First Amended and Restated Products Purchase Agreement, effective as of May 8, 2013 (as subsequently amended) by and between the Company and DaVita, which agreement expired effective as of July 31, 2019 (the “Prior Agreement”). The DaVita Agreement is effective from July 1, 2019 through December 31, 2023.  Generally, the DaVita Agreement is similar to the Prior Agreement, except that it provides for an increase in the product sale prices relative to the prices charged for these products under the Prior Agreement.

Calcitriol (Active Vitamin D) Injection

Calcitriol, an active Vitamin D injection for the management of hypocalcemia in patients undergoing chronic hemodialysis, is FDA approved under an Abbreviated New Drug Application.  To date, we have not commercially launched Calcitriol. Following a strategic review of this product, including pricing, commercial distribution and marketing, manufacturing efficiencies and capacity (including potential capital investment), we have determined commercialization of Calcitriol in the U.S. would not be viable at this time. The decision was based, in part, on the fact that prevailing market prices for similar Vitamin D products are lower than our cost to produce Calcitriol on a dose-equivalent basis, and as a result it would be difficult for us to market Calcitriol profitably. As a result of this decision, we recorded an inventory reserve reflecting the remainder of our Calcitriol inventory.  As of December 31, 2018 and June 30, 2019, this reserve totaled $0.7 million.

Clinical Development

Although Dialysate Triferic is approved for commercial sale in the United States, Triferic is not approved for sale in other major markets globally.  We have received regulatory guidance from the European Medicines Agency (“EMA”) regarding the clinical studies that are needed to file for approval of I.V. Triferic in Europe.  At the present time, we do not intend to commence these clinical studies, absent finding a development partner in Europe or raising additional capital. In conjunction with our licensee in the People’s Republic of China, Wanbang Biopharmaceutical, two clinical pharmacology studies have been initiated and are expected to be completed during 2019. Pursuant to our license agreement with Wanbang, we are entitled to up to $35 million of regulatory and sales-based milestones, including an $8 million milestone payment upon regulatory approval of Triferic in China. We will supply the finished dosage form of Triferic to Wanbang at a  transfer price comprising cost of goods sold, a mark-up and a percentage of net sales in the low-to-mid 20% range.

As a post-approval requirement under the Pediatric Research Equity Act, we are required to conduct a further clinical study of the effectiveness of Triferic in a pediatric patient population. We have reached agreement with the FDA on the design of this study, which we intend to commence in 2019, assuming we have the liquidity and capital resources to do so. In April 2019, we entered into a contract with a CRO for the conduct of the pediatric study and prepaid approximately $0.8 million for future work under the contract.  We expect to begin enrollment of patients in the pediatric study later this year.  We expect that the data from this study could be used as part of the overall clinical data package to support approval by the EMA, if and when we are able to complete the other clinical trials needed to support making such a filing.

Additionally, we believe that Dialysate Triferic and I.V. Triferic have potential to be developed for use in other iron deficiency anemia indications, as well as other product presentations and other clinical applications, including peritoneal dialysis and total parenteral nutrition.

Results of Operations for the three months ended June 30, 2019 and 2018

Net Sales

 During the three months ended June 30, 2019, our net sales were $14.8 million compared to sales of $14.9 million during the three months ended June  30, 2018. The decrease of $0.1 million was primarily due to lower sales to DaVita.  Revenue recognized from licensing fees was $0.5 million for each of the three months ended June 30, 2019 and 2018.

Gross Profit (Loss)

Cost of sales during the three months ended June 30, 2019 was $14.1 million, resulting in gross profit of $0.7 million during the three months ended June 30, 2019, compared to cost of sales of a $18.9 million and a gross loss of $4.0 million during the three months ended June 30, 2018. Gross profit increased by $4.7 million in the second quarter of 2019 compared to the second quarter of 2018, due primarily to an inventory reserve expense of $0.2 million during the second quarter of 2019 compared to an inventory reserve expense of $5.4 million during the second quarter of 2018, partially offset by a gross profit decrease of $0.6 million in our dialysis concentrates products. The decrease in gross profit for our dialysis concentrates products was primarily attributable to increased labor, materials and overhead costs.

Selling and Marketing Expense

Selling and Marketing Expenses were  $2.2 million during the three months ended June 30, 2019 compared with $0.2 million during the three months ended June 30, 2018. The increase of $2.0 million is due to the preparation for the Commercial launch of Triferic, which included $0.6 million in marketing costs and $1.0 million in hiring, training and educating new employees.

General and Administrative Expense

General and administrative expenses were $5.5 million during each of the three months ended June 30, 2019 and June 30, 2018, respectively.

Settlement Expense, net of Reimbursement

Settlement Expense was $0.4 million in the second quarter of 2019, compared to $1.0 million in the second quarter of 2018. Settlement Expense for the second quarter of 2018 reflected the terms of the confidential settlement agreement and mutual release entered into with the Company’s former CEO, former CFO and a former and then current director. Settlement Expense for the second quarter of 2019 reflected the Company’s contribution of the Settlement Amount relating to the consolidated class action. See note 16 herein for more detail.

Research and Product Development Expense

Research and product development expenses were $3.0 million for the three months ended June 30, 2019 compared with $1.6 million during the three months ended June 30, 2018. The increase was due primarily to the payment for the I.V. Triferic NDA application fee of $1.3 million and costs associated with new clinical studies for Triferic, partially offset by the elimination of Calcitriol development and the reduction in testing costs on Triferic from the same period in

2018. For the three months ended June 30, 2019, research and development expenses included medical, scientific and technical staffing costs and consulting expenses. We expect our research and product development expenses to increase in the future due to additional clinical development of Dialysate and I.V. Triferic, including the commencement of the pediatric clinical trial described above and scheduled to begin in the third quarter of 2019, and an increase in headcount to support medical education efforts for Triferic.

Other Income, Net

Other income for the three months ended June 30, 2019 was $0.1 million, consisting of interest income. Other income for the three months ended June 30, 2018 was $0.1 million, consisting of $0.2 million of interest income, offset by $0.1 million of realized gains on investments.

Results of Operations for the six months ended June 30, 2019 and 2018

Net Sales

 During the six months ended June 30, 2019, our net sales were $30.4 million compared to sales of $29.9 million during the six months ended June  30, 2018. The increase of $0.5 million was primarily due to higher domestic dialysis concentrate sales to Baxter of approximately $0.4 million and an increase in international sales of approximately $0.1 million compared to the six months ended June 30, 2018. Revenue recognized from licensing fees was $1.1 million for each of the six months ended June 30, 2019 and 2018.

Gross Profit (Loss)

Cost of sales during the six months ended June 30, 2019 was $28.7 million, resulting in gross profit of $1.7 million during the six months ended June 30, 2019, compared to cost of sales of a $34.6 million and a gross loss of $4.7 million during the six months ended June 30, 2018. Gross profit increased by $6.4 million during the six months ended June 30, 2019 compared to the six months ended June 30, 2018, due primarily to a non-cash charge taken for an inventory reserve for Triferic of $7.7 million for the six months ended June 30, 2018, partially offset by a gross profit decrease of $1.2 million in our dialysis concentrates products. The decrease in gross profit for our dialysis concentrates products was primarily attributable to increased labor, materials and overhead costs, partially offset by increased net sales.

Selling and Marketing Expense

Selling and Marketing Expenses were  $5.3 million during the six months ended June 30, 2019 compared with $0.4 million during the six months ended June 30, 2018. The increase of $4.9 million is due to the preparation for the Commercial launch of Triferic, which included $2.6 million in marketing costs  and $1.8 million in hiring, training and educating new employees.

General and Administrative Expense

General and administrative expenses were $11.7 million during the six months ended June 30, 2019 compared with $8.6 million during the six months ended June 30, 2018. The $3.1 million increase was driven primarily by increases to stock compensation, headcount-related expenses, annual reporting and consulting fees. The increase in stock compensation and headcount-related expenses was due primarily to the reversal of certain accruals during the six months ending June 30, 2018, including $3.0 million for stock compensation and $1.0 million for discretionary bonus accrual.

Research and Product Development Expense

Research and product development expenses were $3.4 million for the six months ended June 30, 2019 compared with $3.2 million during the six months ended June 30, 2018. The increase of $0.2 million was due primarily to the payment of the I.V. Triferic NDA application fee of $1.3 million, offset by a reduction to Calcitriol development costs and product development and testing costs on Triferic.  Research and development expenses for the six months ended June 30, 2019 included clinical trials and other product development expenses of $0.7 million for Triferic and $40,000 for Calcitriol, compared to $1.3 million and $0.7 million, respectively, during the six months ended June 30, 2018. For the six months ended June 30, 2019, research and development expenses included medical, scientific and technical staffing costs and consulting expenses. We expect our research and product development expenses to increase in the future due to additional clinical development of Dialysate and I.V. Triferic, including the conduct of the pediatric clinical trial described above, and an increase in headcount to support medical education efforts for Triferic.

Settlement Expense, net of Reimbursement

Settlement Expense was $0.4 million for the six months ended June 30, 2019, compared to $1.0 million in for the six months ended June 30, 2018. Settlement Expense for the six months ended June 30, 2018 reflected the terms of the confidential settlement agreement and mutual release entered into with the Company’s former CEO, former CFO and a former and then current director. Settlement Expense for the second quarter of 2019 reflected the Company’s contribution of the Settlement Amount relating to the consolidated class action. See note 16 herein for more detail.

Other Income, Net

Other income for each of the six months ended June 30, 2019 and 2018 was $0.2 million, consisting primarily of interest income.

Liquidity and Capital Resources

As of June 30, 2019, we had approximately $35.2 million of cash, cash equivalents and investments available-for-sale, and working capital of $33.4 million. Net cash used in operating activities for the six months ended June 30, 2019 was approximately $15.8 million.   On June 20, 2019, the company closed a public offering of 5,833,334 shares of common stock at a price of $3.00 per share.  On July 9, 2019, the underwriters of the public offering partially exercised their over-allotment option to purchase an additional 425,800 shares of common stock at a price of $3.00 per share, which closed on July 11, 2019.

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

Based on the capital raised from the June 2019 offering and proceeds from the partial exercise of the over-allotment option in July 2019, management believes the Company currently has sufficient funds to meet its operating requirements for at least the next twelve months from the date of the filing of this report.

The Company will require additional capital to sustain its operations and make the investments it needs to execute upon its longer-term business plan, including the launch of dialysate Triferic and I.V. Triferic. If the Company is unable to generate sufficient revenue from its existing long-term business plan, the Company will need to obtain additional equity or debt financing. If the Company attempts to obtain additional debt or equity financing, the Company cannot assume that such financing will be available on favorable terms, if at all.

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

We believe that our ability to fund our activities in the long term will be highly dependent upon our ability to successfully launch Dialysate Triferic and to obtain regulatory approval for, and successfully launch, I.V. Triferic. Our commercialization of Dialysate Triferic and I.V. Triferic (if approved) is subject to significant risks and uncertainties, including risks we will be successful in the commercialization of Triferic in accordance with our plans. If our commercialization of Dialysate Triferic and/or I.V. Triferic should be delayed for any reason or not proceed in accordance with our plans, we may be forced to implement cost-saving measures that may potentially have a negative impact on our activities and potentially the results of our research and development programs. If our launch of Dialysate Triferic is unsuccessful or our commercial launch does not proceed as planned, we may be unable to secure the additional capital that we will require to continue our research and development activities and operations, which could have a material adverse effect on our business. If we are unable to raise the required capital, we may be forced to curtail all of our activities and, ultimately, cease operations. Even if we are able to raise sufficient capital, such financings may only be available on unattractive terms, or result in significant dilution of shareholders’ interests and, in such event, the market price of our common stock may decline.

Cash Used in Operating Activities

Net cash used in operating activities was $15.8 million for the six months ended June 30, 2019. The net loss for this period was higher than net cash used in operating activities by $3.2 million, which was primarily attributable to non-cash expenses of $4.5 million, consisting primarily of $3.0 million of stock-based compensation, $1.0 million of amortization of the right to use assets, $0.2 million of inventory reserves,  $0.4 million of depreciation and amortization, and a  $1.4 million net change in assets and liabilities.

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

Cash Provided by (Used in) Investing Activities

Net cash used in investing activities was $3.8 million during the six months ended June 30, 2019. The net cash used was primarily due to the purchase of investments available-for-sale of $21.8 million, offset by $18.8 million sale of our available-for-sale investments, $0.3 million for the purchase of equipment and $0.5 million for the purchase of research and development licenses acquired from a related party.

Net cash provided by investing activities was $3.2 million during the six months ended June 30, 2018. The cash provided was primarily due to the sale of our available-for-sale investments of $6.1 million, offset by $2.6 million used for the purchase of investments available-for-sale and $0.3 million for the purchase of equipment.

Cash Provided by Financing Activities

Net cash provided by financing activities was $18.3 million during the six months ended June 30, 2019. The net cash provided was primarily due to net proceeds of $16.1 million and $2.1 million from the sale of our common stock,  related to our public offering and our at-the market offering, respectively. There were no financing activities during the six months ended June 30, 2018.

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

Recently issued and adopted accounting pronouncements:

We have evaluated all recently issued accounting pronouncements and believe such pronouncements do not have a material effect our financial statements. See Note 3 of the condensed consolidated financial statements at June 30, 2019.

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

Under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weaknesses in our internal controls over financial reporting described in our December 31, 2018 Annual Report, our disclosure controls and procedures were not effective. Notwithstanding the material weaknesses, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, have concluded that the condensed consolidated financial statements as of June 30, 2019, are fairly stated, in all material respects, in accordance with generally accepted accounting principles in the United States for each of the periods presented herein.

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

We continue to make further improvements to our internal controls over financial reporting, in addition to the improvements developed in 2018. During the quarter ended June 30, 2019 and through the date of this report, we implemented the following:

•	Hired another internal audit consultant.
•	Hired a new Principal Accounting Officer
•	Developed our preliminary 2019 audit program, which includes an in-house audit of entity level and IT general controls.

•	Implemented new programs and policies to provide improved control over the accounting for discretionary bonuses and stock-based compensation.
•	Updated our process of obtaining information for calculation of our inventory reserves, including a comprehensive sales and operations planning process.
•	Migrated the hosting of our ERP system and performed testing of the system before and after the completion of the migration.
•

Preparation of our SEC reporting on form 10-K for the year ended December 31, 2018 and on form 10-Q for the quarter ended June 30, 2019, was completed by our Principal Accounting Officer, supported by internal and external resources.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

The disclosure set forth above in Note 16  (Commitments and Contingencies – Litigation) to our unaudited condensed consolidated financial statements is incorporated herein by reference.

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

We have limited capital resources, a cumulative deficit of approximately $291.4 million since inception and expect to incur further losses for the foreseeable future.  As of June 30, 2019, we had approximately $35.2 million of cash, cash equivalents and investments available-for-sale, and working capital of $33.4 million. Net cash used in operating activities for the six months ended June 30, 2019 was approximately $15.8 million.   On June 20, 2019, the company closed a public offering of 5,833,334 shares of common stock at a price of $3.00 per share.  On July 9, 2019, the underwriters of the public offering partially exercised their over-allotment option to purchase an additional 425,800 shares of common stock at a price of $3.00 per share, which closed on July 11, 2019.

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

Based on the capital raised from the June 2019 offering and proceeds from the partial exercise of the over-allotment option in July 2019, management believes the Company currently has sufficient funds to meet its operating requirements for at least the next twelve months from the date of the filing of this report.

The Company will require additional capital to sustain its operations and make the investments it needs to execute upon its longer-term business plan, including the launch of dialysate Triferic and I.V. Triferic. If the Company is unable to generate sufficient revenue from its existing long-term business plan, the Company will need to obtain additional equity or debt financing. If the Company attempts to obtain additional debt or equity financing, the Company cannot assume that such financing will be available on favorable terms, if at all.

Because we may be unable to complete our development, manufacturing and commercialization of our products, we could face significant harm to our business plans, prospects, results of operations, financial condition and liquidity.

Commercializing Dialysate Triferic depends on a number of factors, including but not limited to:

•	further product and manufacturing process development;

•	completion, refinement and management of our supply chain and distribution channels;

•	regulatory requirements for clinical information;

•	differentiation of our products from competitive therapies, including those in development by other companies;

•	demonstration of efficiencies that will make our products attractively priced; and

•	development of an adequate sales force and sales channels necessary to distribute our products and achieve our desired revenue goals.

We cannot commercialize I.V. Triferic unless and until we receive FDA approval of our planned NDA submission for this drug. Even if the FDA approves I.V. Triferic for commercialization, the degree of success in commercializing this drug will depend upon our ability to receive add-on reimbursement status, such as through the TDAPA program. If the proposed TDAPA eligibility rules that CMS published in July 2019 are finalized, it appears that I.V. Triferic would likely not be eligible for add-on reimbursement in which case I.V. Triferic may also be required to be sold within the bundled payment for dialysis treatment. This could significantly limit the overall commercial opportunity in the United States for I.V. Triferic.

On July 29, 2019, CMS issued a preliminary proposed rule that proposes to update payment policies and rates under the ESRD Prospective Payment System for renal dialysis services furnished to beneficiaries on or after January 1, 2020 (the “Proposed Rules”).  The Proposed Rules contain certain proposed revisions to the eligibility requirements for the TDAPA program, which has the potential to provide two years of add-on reimbursement for certain qualifying new drugs.  Under the proposed revisions to the TDAPA rules, if finalized, ESRD drugs approved by the FDA under the following types of NDAs would be ineligible for TDAPA, effective as of January 1, 2020: (a) NDA Types 3, 5, 7 and 8, (b) NDA Type 3 in combination with NDA Type 2 or NDA Type 4, (c) NDA Type 5 in combination with NDA Type 2, or (d) NDA Type 9, when the “parent NDA” is NDA Type 3, 5, 7 or 8.

As previously disclosed, the Company has submitted an NDA for the intravenous formulation of Triferic.  The FDA has not informed the Company what the classification will be for the I.V. Triferic NDA, although the two prior Triferic NDAs that have been approved were Types 3 and 5.  If the I.V. Triferic NDA is classified as either of those Types, or any of the other excluded NDA Types listed in the Proposed Rules, the Company believes that it could be adversely impacted by the Proposed Rules, because it would not be eligible for reimbursement under the Proposed Rules relating to CMS’ TDAPA program. The Company previously disclosed projections for the overall peak Triferic market opportunity in the United States have been based on an assumed market price for I.V. Triferic that is within the CMS reimbursement bundle payment system and not a sustained, higher price based on TDAPA eligibility.

CMS is accepting comments on the Proposed Rules through September 27, 2019.  Rockwell plans to vigorously oppose this change in the TDAPA eligibility requirements.

We cannot assure investors that the strategies we intend to employ will enable us to support the manufacture, distribution and selling of Dialysate Triferic or I.V. Triferic (if approved).  If we are unable to implement the necessary steps of our business plan, our prospects, results of operations and financial condition will suffer.

Item 6. Exhibits

The following documents are filed as part of this report or were previously filed and incorporated herein by reference to the filing indicated. Exhibits not required for this report have been omitted. Our Commission file number is 000-23661.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Articles of Incorporation, as amended as of May 1, 2013 (Company’s Form 10-Q filed May 8, 2013)

3.2	Amended and Restated Bylaws (Company’s Form 8-K filed March 13, 2018)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Database

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKWELL MEDICAL, INC.
(Registrant)

Date: August 8, 2019	/s/ Stuart Paul
Stuart Paul
Chief Executive Officer (Principal Executive Officer)

Date: August 8, 2019	/s/ Angus Smith
Angus Smith
Chief Financial Officer (Principal Financial Officer)