Form 10-Q
period 2019-09-30
ROCKWELL MEDICAL, INC.
filed 2019-11-12
CIK 1041024

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number: 000-23661

ROCKWELL MEDICAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	38-3317208
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

411 Hackensack Avenue, Suite 501, Hackensack , New Jersey	07601
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒  No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, par value $.0001	RMTI	Nasdaq Global Market

The number of shares of common stock outstanding as of November 12, 2019 was 63,955,893.

Rockwell Medical, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Cash and Cash Equivalents	$14,421,394	$22,713,980
Investments Available-for -Sale	14,575,589	10,818,059
Accounts Receivable, net	5,122,453	6,979,514
Insurance Receivable	—	371,217
Inventory	3,583,452	4,038,778
Prepaid and Other Current Assets	2,861,708	1,903,682
Total Current Assets	40,564,596	46,825,230
Property and Equipment, net	2,506,093	2,638,293
Inventory, Non-Current	528,000	1,637,000
Right of Use Assets, net	3,011,805	—
Goodwill	920,745	920,745
Other Non-current Assets	555,933	536,516
Total Assets	$48,087,172	$52,557,784
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts Payable	$3,194,039	$4,492,071
Accrued Liabilities	3,916,069	5,129,761
Settlement Payable	270,000	416,668
Lease Liability - Current	1,482,441	—
Deferred License Revenue - Current	2,238,450	2,252,868
Insurance Financing Note Payable	1,145,133	—
Customer Deposits	48,163	63,143
Other Current Liability - Related Party	100,000	850,000
Total Current Liabilities	12,394,295	13,204,511

Lease Liability - Long-Term	1,589,098	—
Deferred License Revenue - Long-Term	10,401,166	12,076,399
Total Liabilities	24,384,559	25,280,910

Commitments and Contingencies (See Note 16)

Shareholders’ Equity:
Preferred Shares, $.0001 par value, no shares issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Common Shares, $.0001 par value; 170,000,000 shares authorized; 63,887,384 and 57,034,154 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	6,389	5,703
Additional paid-in capital	322,837,353	299,596,257
Accumulated Deficit	(299,213,836)	(272,388,234)
Accumulated Other Comprehensive Income	72,707	63,148
Total Shareholders’ Equity	23,702,613	27,276,874
Total Liabilities And Shareholders’ Equity	$48,087,172	$52,557,784

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018

Net Sales	$15,407,248	$16,672,416	$45,812,475	$46,534,358
Cost of Sales	15,423,612	14,703,606	44,085,298	49,303,048
Gross Profit (Loss)	(16,364)	1,968,810	1,727,177	(2,768,690)
Selling and Marketing	1,827,473	121,874	7,148,848	716,414
General and Administrative	4,623,503	6,037,267	16,340,672	14,465,634
Settlement Expense	—	—	430,000	1,030,000
Research and Product Development	1,474,735	808,192	4,930,287	4,033,494
Operating Loss	(7,942,075)	(4,998,523)	(27,122,630)	(23,014,232)

Other Income
Realized Gain (Loss) on Investments	6,268	(97,027)	24,292	(222,014)
Interest Income, net	80,735	125,918	272,736	486,301
Total Other Income	87,003	28,891	297,028	264,287

Net Loss	$(7,855,072)	$(4,969,632)	$(26,825,602)	$(22,749,945)

Basic and Diluted Net Loss per Share	$(0.12)	$(0.10)	$(0.45)	$(0.44)

Basic and Diluted Weighted Average Shares Outstanding	63,796,723	51,288,537	59,728,446	51,288,462

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018

Net Loss	$(7,855,072)	$(4,969,632)	$(26,825,602)	$(22,749,945)
Unrealized Gain on Available-for-Sale Debt Instrument Investments	5,926	143,868	10,190	96,327
Foreign Currency Translation Adjustments	(776)	(6,402)	(631)	(13,791)
Comprehensive Loss	$(7,849,922)	$(4,832,166)	$(26,816,043)	$(22,667,409)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the three months ended September 30, 2019

(Unaudited)

					ACCUMULATED
			ADDITIONAL		OTHER	TOTAL
	COMMON SHARES		PAID-IN	ACCUMULATED	COMPREHENSIVE	SHAREHOLDER’S
	SHARES	AMOUNT	CAPITAL	DEFICIT	INCOME	EQUITY
Balance as of July 1, 2019	63,398,704	$6,340	$320,876,606	$(291,358,764)	$67,557	$29,591,739
Net Loss	—	—	—	(7,855,072)	—	(7,855,072)
Unrealized Gain on Available-for-Sale Investments	—	—	—	—	5,926	5,926
Foreign Currency Translation Adjustments	—	—	—	—	(776)	(776)
Delivery of common stock underlying restricted stock units, net of tax	62,800	6	(84,866)	—	—	(84,860)
Issuance of common stock, net of offering costs/Public offering	425,880	43	1,169,199	—	—	1,169,242
Stock-based Compensation	—	—	876,414	—	—	876,414
Balance as of September 30, 2019	63,887,384	$6,389	$322,837,353	$(299,213,836)	$72,707	$23,702,613

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the three months ended September 30, 2018

(Unaudited)

					ACCUMULATED
			ADDITIONAL		OTHER	TOTAL
	COMMON SHARES		PAID-IN	ACCUMULATED	COMPREHENSIVE	SHAREHOLDER’S
	SHARES	AMOUNT	CAPITAL	DEFICIT	INCOME / (LOSS)	EQUITY
Balance as of July 1, 2018	51,768,424	$5,177	$275,017,065	$(258,042,689)	$(90,313)	$16,889,240
Net Loss	—	—	—	(4,969,632)	—	(4,969,632)
Unrealized Gain on Available-for-Sale Investments	—	—	—	—	143,868	143,868
Foreign Currency Translation Adjustments	—	—	—	—	(6,402)	(6,402)
Exercise of Employee Stock Options, Net of Tax	870	—	(1,978)	—	—	(1,978)
Stock-based Compensation	—	—	614,584	—	—	614,584
Balance as of September 30, 2018	51,769,294	$5,177	$275,629,671	$(263,012,321)	$47,153	$12,669,680

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the nine months ended September 30, 2019

(Unaudited)

					ACCUMULATED
			ADDITIONAL		OTHER	TOTAL
	COMMON SHARES		PAID-IN	ACCUMULATED	COMPREHENSIVE	SHAREHOLDER’S
	SHARES	AMOUNT	CAPITAL	DEFICIT	INCOME	EQUITY
Balance as of January 1, 2019	57,034,154	$5,703	$299,596,257	$(272,388,234)	$63,148	$27,276,874
Net Loss	—	—	—	(26,825,602)	—	(26,825,602)
Unrealized Gain on Available-for-Sale Investments	—	—	—	—	10,190	10,190
Foreign Currency Translation Adjustments	—	—	—	—	(631)	(631)
Exercise of Employee Stock Options	30,000	3	147,897	—	—	147,900
Delivery of common stock underlying restricted stock units, net of tax	126,973	13	(180,302)	—	—	(180,289)
Issuance of common stock, net of offering costs/Public offering	6,259,214	626	17,289,296	—	—	17,289,921
Issuance of common stock, net of offering costs/At-the-market offering	437,043	44	2,089,164	—	—	2,089,208
Stock-based Compensation	—	—	3,895,041	—	—	3,895,041
Balance as of September 30, 2019	63,887,384	$6,389	$322,837,353	$(299,213,836)	$72,707	$23,702,613

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

For the nine months ended September 30, 2018

(Unaudited)

					ACCUMULATED
			ADDITIONAL		OTHER	TOTAL
	COMMON SHARES		PAID-IN	ACCUMULATED	COMPREHENSIVE	SHAREHOLDER’S
	SHARES	AMOUNT	CAPITAL	DEFICIT	(LOSS)	EQUITY
Balance as of January 1, 2018	51,768,424	$5,177	$273,205,730	$(240,262,376)	$(35,383)	$32,913,148
Net Loss	—	—	—	(22,749,945)	—	(22,749,945)
Unrealized Gain on Available-for-Sale Investments	—	—	—	—	96,327	96,327
Foreign Currency Translation Adjustments	—	—	—	—	(13,791)	(13,791)
Exercise of Employee Stock Options, Net of Tax	870	—	(1,978)	—	—	(1,978)
Stock-based Compensation	—	—	2,425,919	—	—	2,425,919
Balance as of September 30, 2018	51,769,294	$5,177	$275,629,671	$(263,012,321)	$47,153	$12,669,680

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2019 and 2018

(Unaudited)

	2019	2018

Cash Flows From Operating Activities:
Net Loss	$(26,825,602)	$(22,749,945)
Adjustments To Reconcile Net Loss To Net Cash Used In Operating Activities:
Depreciation and Amortization	581,982	466,994
Stock-based Compensation	3,895,041	2,425,919
Increase in Inventory Reserves	1,271,000	3,442,547
Amortization of Right of Use Asset	1,429,727	—
(Gain) Loss on Disposal of Assets	(620)	4,030
Realized (Gain) Loss on Sale of Investments Available-for-Sale	(24,292)	222,014
Foreign Currency Translation Adjustment	(631)	(13,791)
Changes in Assets and Liabilities:
Decrease (Increase) in Accounts Receivable, net	1,857,061	(1,226,133)
Decrease (Increase) in Insurance Receivable	371,217	(500,000)
Decrease in Inventory	293,326	3,669,233
Decrease in Other Assets	930,847	75,570
(Decrease) Increase in Accounts Payable	(1,298,031)	2,709,133
(Decrease) Increase in Settlement Payable	(146,668)	666,667
Decrease in Lease Liability	(1,369,994)	—
Decrease in Other Liabilities	(1,228,671)	(2,109,802)
Decrease in Deferred License Revenue	(1,689,651)	(1,718,127)
Changes in Assets and Liabilities	(2,280,564)	1,566,541
Cash Used In Operating Activities	(21,953,959)	(14,635,691)
Cash Flows From Investing Activities:
Purchase of Investments Available-for-Sale	(34,202,301)	(18,483,694)
Sale of Investments Available-for-Sale	30,479,252	29,596,315
Purchase of Equipment	(448,896)	(589,541)
Purchase of Research and Development Licenses (Related Party)	(750,000)	—
Cash (Used in) Provided By Investing Activities	(4,921,945)	10,523,080
Cash Flows From Financing Activities:
Payments on Short Term Notes Payable	(763,422)	—
Proceeds from the Issuance of Common Stock / Public Offering	18,777,642	—
Offering Costs from the Issuance of Common Stock / Public Offering	(1,487,721)	—
Proceeds from the Issuance of Common Stock / At-the Market Offering	2,296,235	—
Offering Costs from the Issuance of Common Stock / At-the Market Offering	(207,027)	—
Proceeds from the Exercise of Employee Stock Options	147,900	—
Stock Retained in Satisfaction of Tax Liabilities	(180,289)	(1,978)
Cash Provided By (Used In) Financing Activities	18,583,318	(1,978)

Decrease In Cash and Cash Equivalents	(8,292,586)	(4,114,589)
Cash At Beginning Of Period	22,713,980	8,406,917
Cash At End Of Period	$14,421,394	$4,292,328

Supplemental Disclosure of Noncash Investing and Financing Activities:
Insurance Financing Note Payable	$1,145,133	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.  Description of Business

Rockwell Medical, Inc. and subsidiaries (collectively, “we”, “our”, “us”, or the “Company”), is a biopharmaceutical company dedicated to improving outcomes for patients with anemia, with an initial focus on end-stage renal disease (ESRD).  We are also a manufacturer of hemodialysis concentrates for dialysis providers and distributors in the United States and abroad. We supply the domestic market with dialysis concentrates and we also supply dialysis concentrates to distributors serving a number of foreign countries, primarily in the Americas and the Pacific Rim. Substantially, all of our sales have been concentrate products and ancillary items, though we initiated commercial sales of our proprietary therapeutic, Triferic, during the second quarter of 2019.

Our mission is to transform anemia management in a wide variety of disease states across the globe while improving patients’ lives. Accordingly, we are building the foundation to become a leading medical and commercial organization in the field of dialysis.

Triferic® is a registered trademark of Rockwell Medical, Inc.

2.  Going Concern

As of September 30, 2019, the Company had approximately  $14.4 million of cash and cash equivalents, $14.6 million of investments available-for-sale, working capital of $28.2 million and an accumulated deficit of $299.2 million. Net cash used in operating activities for the nine months ended September 30, 2019 was approximately $21.9 million.

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

On March 22, 2019, the Company entered into a sales agreement with Cantor Fitzgerald & Co. (the “Agent”), pursuant to which the Company may offer and sell from time to time shares of the Company’s common stock through the Agent up to $40,000,000.  As of September 30, 2019, approximately $37.7 million remains available for issuance under this facility. We are not required to sell any shares at any time during the term of the facility.  Our ability to sell common stock under the facility may be limited by several factors including, among other things, the trading volume of our common stock and certain black-out periods that we may impose upon the facility, among other things.

The Company will require additional capital to sustain its operations and make the investments it needs to execute upon its longer-term business plan, including the launch of Dialysate Triferic and I.V. Triferic. If the Company is unable to generate sufficient revenue from its existing long-term business plan, the Company will need to obtain additional equity

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

or debt financing. If the Company attempts to obtain additional debt or equity financing, the Company cannot assume that such financing will be available on favorable terms, if at all.

3.  Basis of Presentation, Summary of Significant Accounting Policies and Recent Accounting Pronouncements

At the 2019 Annual Meeting, the Company’s shareholders voted and approved to reincorporate the Company from the State of Michigan to the State of Delaware (the “Reincorporation”). The Reincorporation became effective on August 30, 2019 and was accomplished by the filing of (i) a certificate of conversion with the Bureau of Commercial Services of the Michigan Department of Labor & Economic Growth; (ii) a certificate of conversion with the Secretary of State of the State of Delaware; and (iii) a Certificate of Incorporation with the Secretary of State of the State of Delaware (the “Certificate of Incorporation”).

The Company’s new authorized capital stock consists of 170,000,000 shares of common stock, $0.0001 par value per share, and 2,000,000 shares of preferred stock, $0.0001 par value per share.

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

The results for the condensed consolidated statement of operations are not necessarily indicative of results to be expected for the year ending December 31, 2019 or for any future interim period. The condensed consolidated balance sheet at September 30, 2019 has been derived from unaudited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements.  The condensed consolidated balance sheet at December 31, 2018 has been derived from audited financial statements, however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2018 and notes thereto included in the Company’s annual report on Form 10-K filed on March 18, 2019.

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

	As of September 30,
	2019	2018
Options to purchase common stock	8,170,382	8,048,105
Unvested restricted stock awards	146,800	146,800
Unvested restricted stock units	1,324,172	1,293,750
Warrants to purchase common stock	2,770,781	-
	12,412,135	9,488,655

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

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

For the majority of the Company’s international customers, the Company recognizes revenue at the shipping point, which is generally the Company’s plant or warehouse. For other business, including the business under the Company’s distribution agreement with Baxter (the “Baxter Agreement”), the Company recognizes revenue based on when the customer takes control or receipt of the product. The amount of revenue recognized is based on the purchase order less returns and adjusted for any rebates, discounts, chargebacks or other amounts paid to customers. There were no such adjustments for the periods reported. Customers typically pay for the product based on customary business practices with payment terms averaging 30 days, while distributor payment terms average 45 days.

Disaggregation of revenue

Revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

In thousands of US dollars ($)	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
Products By Geographic Area	Total	U.S.	Rest of World	Total	U.S.	Rest of World
Drug Revenues
Product Sales – Point-in-time	$98	$98	$-	$112	$112	$-
License Fee – Over time	68	-	68	205	-	205
Total Drug Products	166	98	68	317	112	205
Concentrate Products
Product Sales – Point-in-time	14,746	13,353	1,393	44,010	39,100	4,910
License Fee – Over time	495	495	-	1,485	1,485	-
Total Concentrate Products	15,241	13,848	1,393	45,495	40,585	4,910
Net Revenue	$15,407	$13,946	$1,461	$45,812	$40,697	$5,115

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
Products By Geographic Area	Total	U.S.	Rest of World	Total	U.S.	Rest of World
Drug Revenues
License Fee – Over time	$68	-	$68	$205	-	$205
Concentrate Products
Product Sales – Point-in-time	16,099	13,208	2,891	44,815	38,536	6,279
License Fee – Over time	505	505	-	1,514	1,514	-
Total Concentrate Products	16,604	13,713	2,891	46,329	40,050	6,279
Net Revenue	$16,672	$13,713	$2,959	$46,534	$40,050	$6,484

Contract balances

The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

In thousands of US dollars ($)	September 30, 2019	December 31, 2018
Receivables, which are included in "Trade and other receivables"	$5,122	$6,980
Contract liabilities	$12,640	$14,329

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

There were no impairment losses recognized related to any receivables arising from the Company’s contracts with customers for the three and nine months ended September 30, 2019 and 2018.

For the three and nine months ended September 30, 2019 and September 30, 2018, the Company did not recognize material bad-debt expense and there were no material contract assets recorded on the condensed consolidated balance sheet as of September 30, 2019 and December 31, 2018.  The Company does not generally accept returns of its concentrate products and no reserve for returns of concentrate products was established as of September 30, 2019 or December 31, 2018.

The contract liabilities primarily relate to upfront payments and consideration received from customers that are received in advance of the customer assuming control of the related products.

Transaction price allocated to remaining performance obligations

For the three and nine months ended September 30, 2019, revenue recognized from performance obligations related to prior periods was not material.

Revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, contracts where revenue is recognized as invoiced and contracts with variable consideration related to undelivered performance obligations, totaled $10.4 million as of September 30, 2019. The amount relates primarily to upfront payments and consideration received from customers that are received in advance of the customer assuming control of the related products. The Company applies the practical expedient in paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less. The Baxter Agreement includes minimum commitments of product sales over the duration of the agreement. Unfulfilled performance obligations related to the Baxter Agreement are product sales of $9.6 million, which will be amortized through expiration of the agreement on October 2, 2024.

5.  Investments - Available-for-Sale

Investments available-for-sale consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Available-for-Sale Securities
Bonds	$14,549,799	$26,401	$(611)	$14,575,589

	December 31, 2018
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Available-for-Sale Securities
Bonds	$10,801,836	$17,415	$(1,192)	$10,818,059

The fair value of investments available-for-sale are determined using quoted market prices from daily exchange-traded markets based on the closing price as of the balance sheet date and are classified as Level 1, as described in Note 3 on Form 10-K, Fair Value Measurement to our condensed consolidated financial statements.

As of September 30, 2019 and December 31, 2018, available-for-sale securities were due in one year or less.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

6.  Inventory

Components of inventory, net of reserves as of September 30, 2019 and December 31, 2018 are as follows:

	September 30,	December 31,
	2019	2018
Raw Materials	$2,390,179	$3,621,548
Work in Process	209,940	256,129
Finished Goods	1,511,333	1,798,101
Total	$4,111,452	$5,675,778

As of September 30, 2019 and December 31, 2018,  we classified $0.5 million and $1.6 million, respectively, of inventory as non-current, all of which was related to Triferic or the active pharmaceutical ingredient (API) for Triferic. As of September 30, 2019 and December 31, 2018, we had total Triferic inventory aggregating $3.5 million and $8.0 million respectively, against which we had reserved $2.8 million and $5.8 million respectively.

The $0.7 million net value of Triferic inventory consisted of $0.1 million of Dialysate Triferic finished goods with expiration dates ranging from March 2020 to May 2021, and $0.6 million of Triferic API with estimated useful lives extending through 2023. The Company increased its inventory reserve for Triferic by $1.1 million as of September 30, 2019 due to, among other factors, the impact of the Centers for Medicare & Medicaid Services (“CMS”) Final Rule, which is discussed in Note 17 below, and its current volume forecasts for Triferic across the globe.

7.  Property and Equipment

As of September 30, 2019 and December 31 2018, the Company’s property and equipment consisted of the following:

	September 30,	December 31,
	2019	2018
Leasehold Improvements	$1,114,503	$929,849
Machinery and Equipment	4,719,132	4,800,774
Information Technology & Office Equipment	1,810,246	2,459,832
Laboratory Equipment	653,075	668,977
	8,296,956	8,859,432
Accumulated Depreciation	(5,790,863)	(6,221,139)
Net Property and Equipment	$2,506,093	$2,638,293

Depreciation expense for the three months ended September 30, 2019 and 2018, totaled $0.2 million and $0.2 million, respectively. Depreciation expense for the nine months ended September 30, 2019 and 2018, totaled $0.58 million and $0.47 million, respectively.

8.  Accrued Liabilities

Accrued liabilities as of September 30, 2019 and December 31, 2018 consisted of the following:

	September 30,	December 31,
	2019	2018
Accrued Research & Development Expense	$84,798	$86,820
Accrued Compensation and Benefits	1,334,563	1,525,599
Accrued Legal Expenses	392,869	170,334
Accrued Marketing Expenses	206,649	5,000
Other Accrued Liabilities	1,897,190	3,342,008
Total Accrued Liabilities	$3,916,069	$5,129,761

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

9.  Insurance Financing Note Payable

On June 3, 2019, the Company entered into a short-term note payable for $1.9 million, bearing interest at 4.65% per annum to finance various insurance policies. Principal and interest payments related to this note began on July 3, 2019 and are paid on a straight-line amortization over a 10-month period with the final payment due on April 3, 2020. As of September 30, 2019, the Company’s insurance note payable balance was $1.15 million.

10.  Deferred Revenue

In October of 2014, the Company entered into a 10 year distribution agreement with Baxter and received an upfront fee of $20 million. The upfront fee was recorded as deferred revenue and is being recognized based on the proportion of product shipments to Baxter in each period, compared with total expected sales volume over the term of the Baxter Agreement. The Company recognized revenue of approximately $0.5 million and $1.5 million during the three and nine months ended September 30, 2019 and 2018, respectively. Deferred revenue related to the Baxter Agreement totaled $9.6 million as of September 30, 2019 and $11.1 million as of December 31, 2018.

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

During the year ended December 31, 2016, the Company entered into a distribution and license agreement with Wanbang and received an upfront fee of $4.0 million. The upfront fee was recorded as deferred revenue and is being recognized as revenue based on the agreement term. The Company recognized revenue of approximately $0.1 million and $0.2 million during the three and nine months ended September 30, 2019 and 2018, respectively. Deferred revenue related to the Wanbang agreement totaled $3.0 million as of September 30, 2019 and $3.2 million as of December 31, 2018.

11.  Shareholders’ Equity

At the 2019 Annual Meeting, the Company’s shareholders voted and approved to reincorporate the Company from the State of Michigan to the State of Delaware (the “Reincorporation”). The Reincorporation became effective on August 30, 2019 and was accomplished by the filing of (i) a certificate of conversion with the Bureau of Commercial Services of the Michigan Department of Labor & Economic Growth; (ii) a certificate of conversion with the Secretary of State of the State of Delaware; and (iii) a Certificate of Incorporation with the Secretary of State of the State of Delaware (the “Certificate of Incorporation”).

The Company’s new authorized capital stock consists of 170,000,000 shares of common stock, $0.0001 par value per share, and 2,000,000 shares of preferred stock, $0.0001 par value per share.

Preferred Stock

As of September 30, 2019 and December 31, 2018, there were 2,000,000 shares of preferred stock authorized and no shares of preferred stock issued or outstanding.

Common Stock

As of September 30, 2019, the Company’s authorized shares of common stock was 170 million shares.  On June 6, 2019, the Company obtained shareholder approval to increase the number of authorized shares of the Company’s

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

common stock by 50 million shares from 120 million shares to 170 million shares.  On July 30, 2019, the Company amended its Articles of Incorporation to reflect this increase in authorized shares from 120 million to 170 million shares.

During the nine months ended September 30, 2019,  30,000 vested employee stock options were exercised for cash proceeds of $147,900, at a weighted average exercise price of $4.93.

Controlled Equity Offering

On March 22, 2019, the Company entered into a sales agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (the “Agent”), pursuant to which the Company may offer and sell from time to time shares of the Company’s common stock through the Agent. The offering and sale of up to $40,000,000 of the shares has been registered under the Securities Act of 1933, as amended, pursuant to the Company’s registration statement on Form S-3 (File No. 333-227363), which was originally filed with the SEC on September 14, 2018 and declared effective by the SEC on October 1, 2018.  The base prospectus contained within the registration statement, and a prospectus supplement was filed with the SEC on March 22, 2019.

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

In April 2019, the Company sold 437,043 shares of its common stock pursuant to the Sales Agreement for gross proceeds of $2,296,235, at a weighted average selling price of approximately $5.25. The Company paid $207,027 in commissions and offering fees related to the sale of the common shares. As of September 30, 2019, approximately $37.7 million remains available for issuance under this facility.

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

Restricted Common Stock

During the nine months ended September 30, 2019, 195,042 shares of common stock related to fully vested restricted stock units were delivered to an officer of the Company. The Company withheld 68,069 of these common shares at a fair value of $180,289 to cover the officer’s withholding taxes related to the vesting of restricted stock units.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

12.  Stock-Based Compensation

The Company recognized total stock-based compensation expense during the three and nine months ended September 30, 2019 and 2018 as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Service based awards:
Restricted stock awards	$-	$20,222	$-	$1,292,125
Restricted stock units	502,080	166,417	1,273,903	166,417
Stock option awards	596,657	427,944	1,795,819	967,377
	1,098,737	614,583	3,069,722	2,425,919
Performance based awards:
Restricted stock units	(332,389)	-	468,814	-
Stock option awards	110,065	-	356,505	-
	(222,324)	-	825,319	-
Total	$876,413	$614,583	$3,895,041	$2,425,919

The decrease in stock-based compensation associated with performance based awards for restricted stock units is the result of a change in vesting criteria from probable to improbable based on the CMS Final Rule as described in  Note 17 below. This change resulted in a reduction of stock-based compensation expense of $0.7 million for the three and nine months ended September 30, 2019.

Restricted Stock

A summary of the Company’s restricted stock awards during the nine months ended September 30, 2019 is as follows:

		Weighted Average
		Grant-Date
	Number of Shares	Fair Value
Unvested at December 31, 2018	146,800	$5.70
Unvested at September 30, 2019	146,800	$5.70

A summary of the Company’s restricted stock awards during the nine months ended September 30, 2018 is as follows:

		Weighted Average
		Grant-Date
	Number of Shares	Fair Value
Unvested at December 31, 2017	480,000	$7.27
Forfeited	(333,200)	5.70
Unvested at September 30, 2018	146,800	$5.70

The fair value of restricted stock awards are measured based on their fair value on the date of grant and amortized over the vesting period of 20 months. As of September 30, 2019 unvested restricted stock awards of 146,800 were related to performance based awards.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Service Based Restricted Stock Units

A summary of the Company’s service based restricted stock units during the nine months ended September 30, 2019 is as follows:

		Weighted Average
		Grant-Date
	Number of Shares	Fair Value
Unvested at December 31, 2018	472,959	$4.32
Granted	222,497	4.26
Forfeited	(4,950)	4.81
Vested	(96,542)	4.70
Unvested at September 30, 2019	593,964	$4.23

The fair value of service  based restricted stock units are measured based on their fair value on the date of grant and amortized over the vesting period. The vesting periods range from 1-3 years. Stock-based compensation expense of $0.5 million and $1.3 million was recognized during the three and nine months ended September 30, 2019.  Stock-based compensation expense of $0.2 million was recognized for each of three and nine months ended September 30, 2018. As of September 30, 2019, the unrecognized stock-based compensation expense was $1.3 million.

Performance Based Restricted Stock Units

A summary of the Company’s performance based restricted stock units during the nine months ended September 30, 2019 is as follows:

		Weighted Average
		Grant-Date
	Number of Shares	Fair Value
Unvested at December 31, 2018	988,958	$4.48
Unvested at September 30, 2019	988,958	$4.48

Stock-based compensation expense recognized for performance based restricted stock units was  ($0.3)  million and $0.5 million during the three and nine months ended September 30, 2019. The Company did not record stock-based compensation expenses related to the performance-based grants as of September 30, 2018. As of September 30, 2019, the unrecognized stock-based compensation expense related to performance based restricted stock units was $1.0 million. The performance based restricted stock unit compensation was reduced by $0.7 million for the three and nine months ended September 30, 2019 due to a change in vesting criteria from probable to improbable for certain performance based awards. The Company will continue to review this performance award criteria and recognize compensation costs as it relates to the probability of vesting.

Service Based Stock Options

The fair value of the service based stock options granted for the nine months ended September 30, 2019 were based on the following assumptions:

	Nine Months Ended September 30,
	2019	2018
Exercise price	$2.39 - $6.21	$4.52 - $5.75
Expected stock price volatility	67.5% - 70.3%	67.5%
Risk-free interest rate	1.4% - 2.6%	2.7% - 2.9%
Term (years)	5.25 - 6.5	5.0 - 6.5

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

A summary of the Company’s service based stock option activity for the nine months ended September 30, 2019 is as follows:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Underlying	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2018	7,856,480	$7.50	5.2	$-
Granted	576,477	4.17	9.2	12,074
Exercised	(30,000)	4.93	-	-
Forfeited	(620,700)	6.34	-	-
Outstanding at September 30, 2019	7,782,257	$7.35	5.1	$12,074

Exercisable at September 30, 2019	6,340,901	$8.07	4.2	$-

A summary of the Company’s service based stock option activity for the nine months ended September 30, 2018 is as follows:

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Underlying	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at December 31, 2017	6,906,001	$7.92	5.0	$976,335
Granted	1,337,271	4.96	9.4
Exercised	(5,000)	6.59	-
Forfeited	(190,167)	6.59	-
Outstanding at September 30, 2018	8,048,105	$7.46	5.2	$365,135

Exercisable at September 30, 2018	6,248,160	$7.90	4.1	$365,135

The aggregate intrinsic value in the table above is calculated as the difference between the closing price of our common stock and the exercise price of the stock options that had strike prices below the closing price.

During the nine months ended September 30, 2019, the Company granted to certain employees stock options to purchase up to 576,477 shares of common stock.  During the nine months ended September 30, 2019, forfeitures were 620,700. Forfeitures are recorded in the period of occurrence; compensation expense is adjusted accordingly.

Stock-based compensation expense recognized for service based stock options was $0.6 million and $1.8 million for the three and nine months ended September 30, 2019 and $0.4 million and $1.0 million for the three and nine months ended September 30, 2018. As of September 30, 2019, total stock-based compensation expense related to unvested options not yet recognized totaled approximately $2.1 million.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Performance Based Stock Options

A summary of the performance based stock options for the nine months ended September 30, 2019, is as follows:

		Weighted Average
		Exercise
	Number of Shares	Price
Outstanding at December 31, 2018	388,125	$4.70
Outstanding at September 30, 2019	388,125	$4.70

Exercisable at September 30, 2019	-	$-

Stock-based compensation expense recognized for performance based stock options was $0.1 million and $0.4 million during the three and nine months ended September 30, 2019. Stock-based compensation expense recognized for performance based stock options was $51,000 for each of the three and nine months ended September 30, 2018. As of September 30, 2019, the unrecognized stock-based compensation expense related to performance based stock options was $0.6 million.

13.  Related Party Transactions

Product License Agreements

The Company is a party to an in-license agreement for exclusive worldwide rights to certain patents and information related to our Triferic® product. On October 7, 2018, the Company entered into a Master Services and IP Agreement (the “Charak MSA”) with Charak, LLC and Dr. Ajay Gupta (collectively “Charak”), who serves as Executive Vice President and Chief Scientific Officer of the Company. Pursuant to the MSA, the parties entered into three additional agreements described below related to the license of certain soluble ferric pyrophosphate (“SFP”) intellectual property owned by Charak, as well as the Employment Agreement (defined below). The Charak MSA provides for a payment of $1.0 million to Dr. Gupta, payable in four quarterly installments of $250,000 each on October 15, 2018, January 15, 2019, April 15, 2019 and July 15, 2019, and reimbursement for certain legal fees incurred in connection with the Charak MSA. The Company recorded $1.1 million as Research and Development Expense – License Acquired (Related Party) for the twelve months ended December 31, 2018. As of September 30, 2019, the Company paid all four of the quarterly installments totaling $1.0 million and accrued $0.1 million for the reimbursement of certain legal expenses. As of September 30, 2019 and December 31, 2018, the Company accrued $0.1 million and $850,000, respectively, as a related party payable on the condensed consolidated balance sheet.

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

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The transaction was accounted for as an asset acquisition pursuant to ASU 2017-01, Business Combinations (Topic 805), Clarifying the Definition of a Business, as the majority of the fair value of the assets acquired was concentrated in a group of similar assets, and the acquired assets did not have outputs or employees. The assets acquired under the MSA include a license of SFP. Because SFP has not yet received regulatory approval, the $1.1 million purchase price paid and accrued for these assets has been expensed in the Company’s statement of operations for the year ended December 31, 2018. In addition, the potential milestone payments are not yet considered probable, and no milestone payments have been accrued at September 30, 2019.

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

At September 30, 2019, the Company had operating lease liabilities of $3.0 million and right-of-use assets of $3.0 million, which are included in the consolidated balance sheet.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following summarizes quantitative information about the Company’s operating leases:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Operating leases
Operating lease cost	$531,709	$1,591,686
Variable lease cost	90,411	258,492
Operating lease expense	622,120	1,850,178
Short-term lease rent expense	4,157	12,470
Total rent expense	$626,277	$1,862,648

Other information
Operating cash flows from operating leases	$493,872	$1,531,953
Right of use assets exchanged for operating lease liabilities	$136,124	$4,441,553
Weighted-average remaining lease term – operating leases	1.8	1.8
Weighted-average discount rate – operating leases	6.8%	6.8%

Future minimum rental payments under operating lease agreements are as follows:

Three months ended December 31, 2019	$479,345
Year ending December 31, 2020	1,433,260
Year ending December 31, 2021	811,097
Year ending December 31, 2022	346,649
Year ending December 31, 2023	197,130
Year ending December 31, 2024	97,423
Total	$3,364,904
Less present value discount	(293,365)
Operating lease liabilities	$3,071,539

15.  Settlement Agreements

On August 7, 2018, the Company entered into a confidential settlement agreement and mutual release (the “Settlement Agreement”) with its former CEO, former CFO and a former and then current director.  For more details see Note 10 in Form 10-K filed on March 18, 2019. This resulted in a net settlement expense of approximately $1.0 million for the nine month ended September 30, 2018.

On August 7, 2019, the Company entered into a settlement agreement relating to the class action lawsuits described below. This resulted in a settlement expense of approximately $0.4 million for the nine months ended September 30, 2019. See Note 16 below for further details. The settlement is subject to court review and approval, which is scheduled for February, 2020.

16.  Commitments and Contingencies

Litigation

SEC Investigation

As a follow up to certain prior inquiries, the Company received a subpoena from the SEC during the Company’s  quarter ended September 30, 2018 requesting, among other things, certain information and documents relating to the status of the Company’s request to the CMS for separate reimbursement status for Dialysate Triferic, the Company’s reserving methodology for expiring Triferic inventory, and the basis for the Board’s termination of the former CEO and CFO. The Company is cooperating with the SEC and is responding to the SEC’s requests for documents and information.

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

On August 7, 2019, all parties to the class action entered into a settlement of the consolidated class action.  Pursuant to the terms and conditions of the settlement agreement, the Company will pay the Plaintiffs $3.7 million (the “Settlement Amount’) in exchange for a full release of all liability as to all defendants.  Of the Settlement Amount, the Company will be contributing approximately $0.4 million, which represents the remaining retention amount under the Company’s director and officer liability insurance policy. The remainder of the settlement amount will be funded by the Company’s director and officer insurance policy. The settlement is subject to court review and approval, which is scheduled for February, 2020.

Shareholder Derivative Actions

Two verified stockholder derivative complaints (the “Derivative Complaints”) entitled LeClair v Rockwell Medical, Inc., and Post v Rockwell Medical, Inc. were filed in the United States District Court in the Eastern District of New York, purportedly on behalf of the Company (as nominal defendant) and against certain of the Company’s current and former directors (the “Individual Defendants”).  The Derivative Complaints assert causes of actions against the Individual Defendants for breach of fiduciary duty, waste of corporate assets, and unjust enrichment.  The Derivative Complaints allege the Individual Defendants breached duties by, among other things, permitting alleged misstatements to be made in public filings regarding the status of separate reimbursement for Triferic from CMS, the adequacy of Rockwell’s reserves, and the adequacy of Rockwell’s internal controls. Recently, the Plaintiffs have amended their derivative complaints. These cases are at an early stage, and the Company anticipates filing a motion to dismiss the action.

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

17.  Subsequent Events

On October 31, 2019, CMS issued a final rule to update payment policies and rates under the ESRD Prospective Payment System for renal dialysis services furnished to beneficiaries on or after January 1, 2020 (the “2020 Final Rule”). The Final Rule contains certain revisions to the eligibility requirements for the CMS Transitional Drug Add-on Payment Adjustment (“TDAPA”) program, which has the potential to provide two years of add-on reimbursement for certain qualifying new drugs. Under the revisions to the TDAPA rules, ESRD drugs approved by the FDA under the following types of New Drug Applications (an “NDA”) are ineligible for TDAPA, effective as of January 1, 2020: (a) NDA Types 3, 5, 7 and 8, (b) NDA Type 3 in combination with NDA Type 2 or NDA Type 4, (c) NDA Type 5 in combination with NDA Type 2, or (d) NDA Type 9, when the “parent NDA” is NDA Type 3, 5, 7 or 8.

As previously disclosed, we have filed an NDA for the intravenous formulation of Triferic. The FDA has informed the Company that the NDA for I.V. Triferic will be classified as Type 3. As a result, the Company believes that I.V. Triferic will not be eligible for TDAPA.

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

Overview and Recent Developments

We are a specialty pharmaceutical company targeting end-stage renal disease with products for the treatment of iron deficiency and hemodialysis. We are also a manufacturer of hemodialysis concentrates/dialysates to dialysis providers and distributors in the United States and abroad. We supply approximately 25% of the United States domestic market with dialysis concentrates and we also supply dialysis concentrates to distributors serving a number of foreign countries, primarily in the Americas and the Pacific Rim.  To date, substantially all of our sales have been concentrate products and related ancillary items, though we initiated commercial sales of our proprietary therapeutic, Triferic, during the second quarter of 2019.

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

Our objective for Triferic is to transform anemia management in a wide variety of disease states across the globe while improving patients’ lives. Accordingly, we are building the foundation to become a leading medical and commercial organization in the field of dialysis, which we believe will enable Triferic to become the standard of care for ESRD patients. Specifically, we are investing in our medical capabilities to, among other things, generate real-world data, provide medical education to the dialysis community regarding the potentinal benefits of Triferic, and engage with key opinion leaders and centers of excellence to guide the delveopment and commercialization of Triferic.

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

While the Company was pursuing the earlier strategy of delaying commercialization until receipt of add-on reimbursement approval, we built up significant inventory of active pharmaceutical ingredient (“API”) and Dialysate Triferic finished goods.  However, due to the delays in launching Triferic and taking into account feedback received from CMMI in March 2018 regarding the prospects for near-term approval of add-on reimbursement for Triferic, we increased our inventory reserves for Triferic by a total of $8.1 million during 2018 from $3.5 million as of December 31, 2017 to $11.6 million as of December 31, 2018. For the nine months ended September 30, 2019, Triferic inventory reserves increased by approximately $0.9 million. After deducting inventory destroyed or used for samples, as of September 30, 2019 we had $0.5 million of Dialysate Triferic Finished Goods inventory with $0.4 million reserved leaving a net value of $0.1 million. As of September 30, 2019, we also had approximately $3.0 million of Triferic API against which we have reserved $2.0 million leaving a net value of $1.0 million. Depending on the timing and success of our commercial launch of Dialysate Triferic in 2019 and the degree of uptake of the drug commercially, additional amounts or all of our current investment in Dialysate Triferic finished goods inventory and some or all of our API inventory may need to be written off in future periods. Additional  write-offs of existing Triferic inventory will not have a material negative impact on our cash flow, but could potentially have a material adverse impact on our reported results of operations and financial position.

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

In November 2018 CMS provided interpretative guidance (“CMS Guidance”) regarding the TDAPA program and its potential application to I.V. Triferic. Based on the CMS Guidance, the Company believed that, if approved by the

FDA on or after January 1, 2020, I.V. Triferic would possibly be eligible for separate add-on reimbursement under CMS’s TDAPA program for a period of two years On October 31, 2019, CMS issued its final rule to update payment policies and rates under the ESRD Prospective Payment System (PPS) for 2020 (the “2020 Final Rule”). The 2020 Final Rule included updates to TDAPA program eligibility, specifically excluding from eligibility for  TDAPA, effective as of January 1, 2020: (a) NDA Types 3, 5, 7 and 8, (b) NDA Type 3 in combination with NDA Type 2 or NDA Type 4, (c) NDA Type 5 in combination with NDA Type 2, or (d) NDA Type 9, when the “parent NDA” is NDA Type 3, 5, 7 or 8.

As previously disclosed, the Company has submitted an NDA for the intravenous formulation of Triferic.  The FDA has informed the Company that the classification for the I.V. Triferic NDA is Type 3. Accordingly, the Company believes that I.V. Triferic is adversely impacted by the 2020 Final Rule, because it is not eligible for TDAPA reimbursement under the 2020 Final Rule.

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

Dialysis Concentrates

We manufacture, sell, deliver and distribute hemodialysis concentrates, along with a line of ancillary dialysis products abroad.  We use Baxter as our exclusive marketer and distributor in the United States and in select foreign markets.  Dialysate concentrates accounted for approximately 97% of our revenues for the three months ended September 30, 2019, with ancillary products and Triferic accounting for most of the remainder.  We receive a pre-defined gross profit margin on our concentrate products sold pursuant to the Baxter Agreement, subject to an annual true-up of costs.  On August 1, 2019, we entered into a Products Purchase Agreement with DaVita (the “DaVita Agreement”).   The Davita Agreement supersedes and replaces that certain First Amended and Restated Products Purchase Agreement, effective as of May 8, 2013 (as subsequently amended) by and between the Company and DaVita, which agreement expired effective as of July 31, 2019 (the “Prior Agreement”). The DaVita Agreement is effective from July 1, 2019 through December 31, 2023.  Generally, the DaVita Agreement is similar to the Prior Agreement, except that it provides for an increase in the product sale prices relative to the prices charged for these products under the Prior Agreement.

Calcitriol (Active Vitamin D) Injection

Calcitriol, an active Vitamin D injection for the management of hypocalcemia in patients undergoing chronic hemodialysis, is FDA approved under an Abbreviated New Drug Application.  To date, we have not commercially launched Calcitriol. Following a strategic review of this product, including pricing, commercial distribution and marketing, manufacturing efficiencies and capacity (including potential capital investment), we have determined commercialization of Calcitriol in the U.S. would not be viable at this time. The decision was based, in part, on the fact that prevailing market prices for similar Vitamin D products are lower than our cost to produce Calcitriol on a dose-equivalent basis, and as a result it would be difficult for us to market Calcitriol profitably. As a result of this decision, we recorded an inventory reserve reflecting the remainder of our Calcitriol inventory.  As of December 31, 2018 and September 30, 2019, this reserve totaled $0.7 million.

Clinical Development

Although Dialysate Triferic is approved for commercial sale in the United States, Triferic is not approved for sale in other major markets globally.  We have received regulatory guidance from the European Medicines Agency (“EMA”) regarding the clinical studies that are needed to file for approval of I.V. Triferic in Europe.  At the present time, we do not intend to commence these clinical studies, absent finding a development partner in Europe or raising additional capital. In conjunction with our licensee in the People’s Republic of China, Wanbang Biopharmaceutical (“Wanbang”), two clinical pharmacology studies were completed earlier in 2019 and Wanbang has requested a meeting with the National Medical Products Administration (NMPA) (formerly, China Food and Drug Administration or CFDA) to review the results of these studies and discuss whether these studies are sufficient to support a submission for regulatory approval for Dialysate Triferic. Pursuant to our license agreement with Wanbang, we are entitled to up to $35 million of regulatory and sales-based milestones, including an $8 million milestone payment upon regulatory approval of Triferic in China. We will supply the finished dosage form of Triferic to Wanbang at a transfer price comprising cost of goods sold, a mark-up and a percentage of net sales in the low-to-mid 20% range.

As a post-approval requirement under the Pediatric Research Equity Act, we are required to conduct a further clinical study of the effectiveness of Triferic in a pediatric patient population. We have reached agreement with the FDA on the design of this study, which we intend to commence in 2019, assuming we have the liquidity and capital resources to do so. In April 2019, we entered into a contract with a CRO for the conduct of the pediatric study and prepaid approximately $0.8 million for future work under the contract.  We expect to begin enrollment of patients in the pediatric study in the first half of 2020.  We expect that the data from this study could be used as part of the overall clinical data package to support approval by the EMA, if and when we are able to complete the other clinical trials needed to support making such a filing.

Additionally, we believe that Dialysate Triferic and I.V. Triferic have potential to be developed for use in other iron deficiency anemia indications, as well as other product presentations and other clinical applications, including peritoneal dialysis and total parenteral nutrition.

Results of Operations for the three months ended September 30, 2019 and 2018

Net Sales

 During the three months ended September 30, 2019, our net sales were $15.4 million compared to sales of $16.7 million during the three months ended September 30, 2018. Net sales of hemodialysis concentrates to dialysis providers and distributors in the U.S. and abroad were $15.2 million for the three months ended September 30, 2019 compared to $16.6 million for the three months ended September 30, 2018.  The decrease of $1.4 million was primarily due to lower sales to international customers offset by an increase in sales pursuant to the Company’s contract with DaVita Inc.  Net sales of Triferic were $166,000 for the three months ended September 30, 2019 compared to $68,000 for the three months ended September 30, 2018. For each of the three months ended September 30, 2019 and September 30, 2018, Triferic net sales included approximately $68,000 of deferred revenue recognized under the Company’s license in the People’s Republic of China with Wanbang Biopharmaceutical. Triferic net sales for the three months ended September 30, 2019 also included approximately $98,000 of Triferic product sales to U.S. customers..

Gross Profit (Loss)

Cost of sales during the three months ended September 30, 2019 was $15.4 million, resulting in gross loss of $16,000 during the three months ended September 30, 2019, compared to cost of sales of $14.7 million and a gross profit of $2.0 million during the three months ended September 30, 2018. Cost of sales for the three months ended September 30, 2019 included $14.3 million of manufacturing and distribution costs associated with the Company’s concentrates products and $1.1 million of inventory reserve expenses and product costs for Triferic, compared to $14.6 million and $0.1 million, respectively, for the three months ended September 30, 2018. Gross profit decreased by $2.0 million in the third quarter of 2019 compared to the third quarter of 2018, due primarily to a  decrease in sales of $1.3 million; an increase in inventory reserve expense of $1.1 million; increase in labor, maintenance and recruiting of $0.4 million; offset by a decrease in distribution and materials and overhead of $0.7 million.

Selling and Marketing Expense

Selling and marketing expenses were $1.8 million during the three months ended September 30, 2019 compared with $0.1 million during the three months ended September 30, 2018. The increase of $1.7 million was due to the investments the Company made in developing a commercial platform to support the commercial launch of Triferic.

General and Administrative Expense

General and administrative expenses were $4.6 million during the three months ended September 30, 2019 compared with $6.0 million during the three months ended September 30, 2018. The decrease of $1.4 million is primarily due to a decrease in legal and related costs associated with various matters, including litigation activities, related to the departure of certain executives and directors during 2018, partially offset by increases in insurance premiums.

Settlement Expense

Settlement expense was nil for each of the three months ended September 30, 2019 and 2018, respectively.

Research and Product Development Expense

Research and product development expenses were $1.5 million for the three months ended September 30, 2019 compared with $0.8 million during the three months ended September 30, 2018. The increase of $0.7 million was due to the Company’s commitment to investing in and building its medical capabilities mentioned above, including generating data from studies and real-world use of Triferic to support medical education and development efforts for Triferic, as well as the expansion of the Company’s internal medical affairs staff. The Company expects its research and product development expenses to increase in the future due to additional clinical development of Dialysate and I.V. Triferic, including the pediatric clinical trial for Triferic, and investments we are making in our medical platform to support medical education efforts and the collection and analysis of real-world data for Triferic

Other Income, Net

Other income for the three months ended September 30, 2019 was $0.1 million, consisting primarily of interest income. Other income for the three months ended September 30, 2018 was $29,000, consisting of $0.13 million of interest income, offset by $0.1 million of realized gains on investments.

Results of Operations for the nine months ended September 30, 2019 and 2018

Net Sales

 During the nine months ended September 30, 2019, our net sales were $45.8 million compared to sales of $46.5 million during the nine months ended September 30, 2018. Net sales of hemodialysis concentrates to dialysis providers and distributors in the U.S. and abroad were $45.5 million for the nine months ended September 30, 2019 compared to $46.3 million for the nine months ended September 30, 2019. The decrease of $0.7 million was primarily due to lower sales to international customers offset by an increase in sales pursuant to the Company’s contract with DaVita Inc.  Net sales of Triferic were $0.3 million for the nine months ended September 30, 2019 compared to $0.2 million for the nine months ended September 30, 2018. For each of the nine months ended September 30, 2019 and September 30, 2018, Triferic net sales included approximately $0.2 million of deferred revenue recognized under the Company’s license in the People’s Republic of China with Wanbang Biopharmaceutical. Triferic net sales for the nine months ended September 30, 2019 also included approximately $112,000 of Triferic product sales to U.S. customers.

Gross Profit (Loss)

Cost of sales during the nine months ended September 30, 2019 was $44.1 million, resulting in gross profit of $1.7 million during the nine months ended September 30, 2019, compared to cost of sales of $49.3 million and a gross loss of $2.8 million during the nine months ended September 30, 2018. Gross profit increased by $4.5 million during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018, due primarily to a non-cash charge taken for an inventory reserve for Triferic of $8.3 million for the nine months ended September 30, 2018, partially offset by a gross profit decrease of $1.2 million in our dialysis concentrates products. The decrease in gross profit for our dialysis concentrates products was primarily attributable to increased labor, materials and overhead costs.

Selling and Marketing Expense

Selling and Marketing Expenses were $7.2 million during the nine months ended September 30, 2019 compared with $0.7 million during the nine months ended September 30, 2018. The increase of $6.5 million was due to the investments the Company made in developing a commercial platform to support the commercial launch of Triferic, which included $3.4 million in marketing costs and $2.8 million in hiring, training and educating new employees.

General and Administrative Expense

General and administrative expenses were $16.3 million during the nine months ended September 30, 2019 compared with $14.5 million during the nine months ended September 30, 2018. The $1.8 million increase was driven primarily by increases to stock compensation, insurance premium expense, annual reporting and consulting fees; offset by a decrease legal and related costs associated with various matters, including litigation activities, related to the departure of certain executives and directors during 2018.

Research and Product Development Expense

Research and product development expenses were $4.9 million for the nine months ended September 30, 2019 compared with $4.0 million during the nine months ended September 30, 2018. The increase of $0.9 million was due to the Company’s commitment to investing in and building its medical capabilities mentioned above, including generating data from studies and real-world use of Triferic to support medical education and development efforts for Triferic, as well as the expansion of the Company’s internal medical affairs staff. The Company expects its research and product development expenses to increase in the future due to additional clinical development of Dialysate and I.V. Triferic, including the pediatric clinical trial for Triferic, and investments we are making in our medical platform to support medical education efforts and the collection and analysis of real-world data for Triferic.

Settlement Expense

Settlement Expense was $0.4 million for the nine months ended September 30, 2019, compared to $1.0 million in for the nine months ended September 30, 2018. Settlement Expense for the nine months ended September 30, 2018 reflected the terms of the confidential settlement agreement and mutual release entered into with the Company’s former CEO, former CFO and a former and then current director. Settlement Expense for the third quarter of 2019 reflected the Company’s contribution of the Settlement Amount relating to the consolidated class action. See Note 16 on the condensed consolidated financial statements herein for more detail.

Other Income, Net

Other income for each of the nine months ended September 30, 2019 and 2018 was $0.3 million, respectively. The amounts consist primarily of interest income.

Liquidity and Capital Resources

As of September 30, 2019, we had approximately $29.0 million of cash, cash equivalents and investments available-for-sale, and working capital of $28.2 million. Net cash used in operating activities for the nine months ended September 30, 2019 was approximately $21.9 million.   On June 20, 2019, the Company closed a public offering of 5,833,334 shares of common stock at a price of $3.00 per share.  On July 9, 2019, the underwriters of the public offering partially exercised their over-allotment option to purchase an additional 425,800 shares of common stock at a price of $3.00 per share, which closed on July 11, 2019.

On March 22, 2019, the Company entered into a sales agreement with Cantor Fitzgerald & Co. (the “Agent”), pursuant to which the Company may offer and sell from time to time shares of the Company’s common stock through the Agent up to $40,000,000. In April 2019, the Company sold 437,043 shares of its common stock pursuant to the Sales Agreement for gross proceeds of $2,296,235, at a weighted average selling price of approximately $5.25. The Company did not issue an shares of common stock pursuant to the Sales Agreement during the third quarter of 2019. As of September 30, 2019, approximately $37.7 million was available for issuance under the Sales Agreement. We are not required to sell any shares at any time during the term of the facility.  Our ability to sell common stock under the facility may be limited by several factors, including, among other things, the trading volume of our common stock and certain black-out periods that we may impose upon the facility, among other things.

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

The Company will require additional capital to sustain its operations and make the investments it needs to execute upon its longer-term business plan, including the commercialization of Dialysate Triferic and I.V. Triferic, if approved, and executing plans for enhancing its medical capabilities and generating additional data for Triferic. If the Company is unable to generate sufficient revenue from its existing long-term business plan, the Company will need to obtain additional equity or debt financing. If the Company attempts to obtain additional debt or equity financing, the Company cannot assume that such financing will be available on favorable terms, if at all.

General

The actual amount of cash that we will need to execute our business strategy is subject to many factors, including, but not limited to, the expenses and revenue associated with the commercialization and investments we are making in our medical capabilities to support Dialysate Triferic and I.V. Triferic, if approved, in the United States; the timing and magnitude of cash received from drug product sales; and the timing and expenditures associated with the development of Triferic for international markets; and the costs associated with ongoing litigation and investigatory matters.

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

We believe that our ability to fund our activities in the long term will be highly dependent upon our ability to successfully commercialize Dialysate Triferic and to obtain regulatory approval for, and successfully launch, I.V. Triferic. Our commercialization of Dialysate Triferic and I.V. Triferic (if approved) is subject to significant risks and uncertainties, including risks we will be successful in the commercialization of Triferic in accordance with our plans. If our commercialization of Dialysate Triferic and/or I.V. Triferic should be delayed for any reason or not proceed in accordance with our plans, we may be forced to implement cost-saving measures that may potentially have a negative impact on our activities and potentially the results of our research and development programs. If our launch of Dialysate Triferic is unsuccessful or our commercial launch does not proceed as planned, we may be unable to secure the additional capital that we will require to continue our research and development activities and operations, which could have a material adverse effect on our business. If we are unable to raise the required capital, we may be forced to curtail all of our activities and, ultimately, cease operations. Even if we are able to raise sufficient capital, such financings may only be available on unattractive terms, or result in significant dilution of shareholders’ interests and, in such event, the market price of our common stock may decline.

Cash Used in Operating Activities

Net cash used in operating activities was $21.9 million for the nine months ended September 30, 2019. The net loss for this period was higher than net cash used in operating activities by $4.9 million, which was primarily attributable to non-cash expenses of $7.2 million, consisting primarily of $3.9 million of stock-based compensation, $1.4 million of amortization of the right to use assets, $1.3 million of inventory reserves,  $0.6 million of depreciation and amortization, and a  $2.3 million net change in assets and liabilities.

Net cash used in operating activities was $14.6 million for the nine months ended September 30, 2018. The net loss for this period was higher than net cash used in operating activities by $8.1 million, which was primarily attributable to non-cash expenses of $6.6 million, consisting of $3.4 million of inventory reserves,  $2.4 million of stock-based compensation,  $0.5 million of depreciation and amortization, and $0.2 million of realized losses on sale of investments available-for-sale, offset by a  decrease of  $3.7 million in inventory related to the destruction of Triferic finished goods inventory,  a decrease of $2.1 million in other liabilities related to the reduction in bonus and other payroll accruals, a decrease of $1.7 million in deferred revenue relating to the recognition of revenue from our licensing agreements, an increase of $1.2 million in accounts receivable related to increases in revenue related to our international sales, an increase in accounts payable of $2.7 million, as well as increased legal fee accrued, an increase of $0.7 million related to settlement payable, comprised of the $1.5 million accrued in the third quarter of 2018 for the settlement fee related to the Settlement Agreement between the Company and its former directors and officers, offset by settlement payments of $0.8 million, and a $0.5 million increase due to an insurance settlement  receivable related to the Settlement Agreement.

Cash (Used in) Provided by Investing Activities

Net cash used in investing activities was $4.9 million during the nine months ended September 30, 2019. The net cash used was primarily due to the purchase of investments available-for-sale of $34.2 million, offset by $30.5 million sale of our available-for-sale investments, $0.4 million for the purchase of equipment and $0.8 million for the purchase of research and development licenses acquired from a related party.

Net cash provided by investing activities was $10.5 million during the nine months ended September 30, 2018. The net cash provided was primarily due to the sale of our available-for-sale investments of $29.6 million, offset by $18.5 million used for the purchase of investments available-for-sale and $0.6 million for the purchase of equipment.

Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $18.5 million during the nine months ended September 30, 2019. The net cash provided was primarily due to net proceeds of $17.3 million and $2.1 million from the sale of our common stock,  related to our public offering and our at-the market offering, respectively. Net cash used in financing activities was $1,978 during the nine months ended September 30, 2018, for the repurchase of common stock to pay the employee withholding taxes on a stock option exercise in September 2018.

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

Recently issued and adopted accounting pronouncements:

We have evaluated all recently issued accounting pronouncements and believe such pronouncements do not have a material effect our financial statements. See Note 3 of the condensed consolidated financial statements at September 30, 2019.

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

Under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2019. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weaknesses in our internal controls over financial reporting described in our December 31, 2018 Annual Report, our disclosure controls and procedures were not effective. Notwithstanding the material weaknesses, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, have concluded that the condensed consolidated financial statements as of September 30, 2019, are fairly stated, in all material respects, in accordance with generally accepted accounting principles in the United States for each of the periods presented herein.

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

We continue to make further improvements to our internal controls over financial reporting, in addition to the improvements developed in 2018. During nine months ended September 30, 2019 and through the date of this report, we implemented the following:

•

Hired staff required to address and improve financial and information technology capabilities, including (i) a Vice President, Corporate Controller and Principal Accounting Officer; (ii) an internal audit consultant; and (iii) a Manager of Information Technology.

•	Developed our preliminary 2019 audit program, which includes an in-house audit of entity level and IT general controls.
•	Implemented new programs and policies to provide improved control over the accounting for discretionary bonuses and stock-based compensation.
•	Updated our process of obtaining information for calculation of our inventory reserves, including a comprehensive sales and operations planning process.
•	Migrated the hosting of our ERP system and performed testing of the system before and after the completion of the migration.
•	Preparation of our SEC reporting on Form 10-Q for the quarter ended September 30, 2019, was completed by our Principal Accounting Officer, supported by internal and external resources.

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

We have limited capital resources, a cumulative deficit of approximately $299.2 million since inception and expect to incur further losses for the foreseeable future.  As of September 30, 2019, we had approximately $29.0 million of cash, cash equivalents and investments available-for-sale, and working capital of $28.2 million. Net cash used in operating activities for the nine months ended September 30, 2019 was approximately $21.9 million.   On June 20, 2019, the company closed a public offering of 5,833,334 shares of common stock at a price of $3.00 per share.  On July 9, 2019, the underwriters of the public offering partially exercised their over-allotment option to purchase an additional 425,800 shares of common stock at a price of $3.00 per share, which closed on July 11, 2019.

On March 22, 2019, the Company entered into a sales agreement with Cantor Fitzgerald & Co. (the “Agent”), pursuant to which the Company may offer and sell from time to time shares of the Company’s common stock through the Agent up to $40,000,000. We are not required to sell any shares at any time during the term of the facility.  Our ability to sell common stock under the facility may be limited by several factors, including, among other things, the trading volume of our common stock and certain black-out periods that we may impose upon the facility, among other things.

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

We cannot commercialize I.V. Triferic unless and until we receive FDA approval of our planned NDA submission for this drug. Even if the FDA approves I.V. Triferic for commercialization, the degree of success in commercializing this drug will depend upon our ability to receive add-on reimbursement status, such as through the TDAPA program. Under the 2020 Final Rule published by CMS in October 2019, it appears that I.V. Triferic is not be eligible for add-on reimbursement, meaning I.V. Triferic would be required to be sold within the bundled payment for dialysis treatment, if approved. This could significantly limit the overall commercial opportunity in the United States for I.V. Triferic.

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

In the ordinary course of business, we and our business partners store sensitive data, including intellectual property and proprietary information related to our business, our customers and our business partners, on our information technology systems. Despite the implementation of security measures, these systems are vulnerable to damage from computer viruses, unauthorized access, cyber-attacks, natural disasters, terrorism, war and telecommunication, electrical and other system failures due to employee error, malfeasance or other disruptions. We could experience a business interruption, intentional theft of confidential information or reputational damage, including damage to key customer and partner relationships, from system failures, espionage attacks, malware, ransomware or other cyber-attacks. Such cyber-security breaches may compromise our system infrastructure or lead to data leakage, either internally or at our contractors or consultants. In particular, system failures or cyber-security breaches could result in the loss of nonclinical or clinical trial data from completed, ongoing or planned trials, which could cause delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

The risk of a security breach or disruption, particularly through cyber-attacks, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. We have experienced cyber-security attacks in the past, including attacks targeting our e-mail systems, which to date have not had a material impact on our operations or development programs; however; there is no assurance that such impacts will not be material in the future.

To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, including protected health information or personal data of employees or former employees, we could be subject to legal claims or proceedings, liability under laws and regulations governing the protection of health and other personally identifiable information and related regulatory penalties.  In any such event, our business, results of operations, financial position and cash flows could be materially adversely affected.

Item 6. Exhibits

The following documents are filed as part of this report or were previously filed and incorporated herein by reference to the filing indicated. Exhibits not required for this report have been omitted. Our Commission file number is 000-23661.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Restated Articles of Incorporation, as amended as of August 28, 2019 (Company’s Form 8-K filed August 30, 2019)

3.2	Amended and Restated Bylaws (Company’s Form 8-K filed August 30, 2019)

10.1§	Davita Agreement

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Database

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

§Certain confidential portions of this exhibit were omitted by means of marking such portions with asterisks because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKWELL MEDICAL, INC.
(Registrant)

Date: November 12, 2019	/s/ Stuart Paul
Stuart Paul
Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2019	/s/ Angus Smith
Angus Smith
Chief Financial Officer (Principal Financial Officer)