Form 10-Q
period 2020-03-31
ROCKWELL MEDICAL, INC.
filed 2020-05-11
CIK 1041024

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                              to
Commission File Number: 000-23661
ROCKWELL MEDICAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	38-3317208
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
411 Hackensack Avenue, Suite 501, Hackensack, New Jersey	07601
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒
  No
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, par value $0.0001	RMTI	Nasdaq Global Market
The number of shares of common stock outstanding as of May 8, 2020 was 69,069,078.

Rockwell Medical, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Cash and Cash Equivalents	$37,399,801	$11,794,526
Investments Available-for-Sale	11,456,285	14,250,176
Accounts Receivable, net	4,586,748	4,202,725
Inventory	4,292,768	3,646,906
Prepaid and Other Current Assets	1,758,002	2,979,504
Total Current Assets	59,493,604	36,873,837
Property and Equipment, net	2,430,113	2,433,405
Inventory, Non-Current	623,000	441,000
Right of Use Assets, net	2,797,759	3,212,530
Goodwill	920,745	920,745
Other Non-Current Assets	560,588	434,935
Total Assets	$66,825,809	$44,316,452
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts Payable	$3,123,181	$3,018,424
Accrued Liabilities	6,160,047	4,517,732
Settlement Payable	57,000	104,000
Lease Liability - Current	1,351,348	1,493,394
Deferred License Revenue - Current	2,179,383	2,233,640
Insurance Financing Note Payable	190,855	763,422
Customer Deposits	146,831	55,100
Other Current Liability - Related Party	148,523	187,849
Total Current Liabilities	13,357,168	12,373,561

Lease Liability - Long-Term	1,559,749	1,780,626
Term Loan, Net of Issuance Costs	20,683,704	—
Deferred License Revenue - Long-Term	9,450,983	9,842,762
Total Liabilities	45,051,604	23,996,949

Commitments and Contingencies (See Note 16)

Stockholders’ Equity:
Preferred Stock, $0.0001 par value, 2,000,000 shares authorized; no shares issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Common Stock, $0.0001 par value; 170,000,000 shares authorized; 69,049,102 and 65,378,890 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	6,905	6,538
Additional Paid-in Capital	336,216,422	326,777,250
Accumulated Deficit	(314,500,003)	(306,516,265)
Accumulated Other Comprehensive Income	50,881	51,980
Total Stockholders’ Equity	21,774,205	20,319,503
Total Liabilities And Stockholders’ Equity	$66,825,809	$44,316,452
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019

Net Sales	$15,856,539	$15,559,439
Cost of Sales	14,743,613	14,549,047
Gross Profit	1,112,926	1,010,392
Selling and Marketing	2,072,798	3,102,378
General and Administrative	5,273,433	6,220,499
Research and Product Development	1,821,488	497,276
Operating Loss	(8,054,793)	(8,809,761)

Other Income (Expense)
Realized Gain on Investments	1,929	13,888
Interest Expense	(101,951)	—
Interest Income	171,077	117,526
Total Other Income	71,055	131,414

Net Loss	$(7,983,738)	$(8,678,347)

Basic and Diluted Net Loss per Share	$(0.12)	$(0.15)
Basic and Diluted Weighted Average Shares Outstanding	67,518,240	57,098,947
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019

Net Loss	$(7,983,738)	$(8,678,347)
Unrealized Loss on Available-for-Sale Debt Instrument Investments	(6,710)	(7,161)
Foreign Currency Translation Adjustments	5,611	(92)
Comprehensive Loss	$(7,984,837)	$(8,685,600)
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the three months ended March 31, 2020
(Unaudited)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS' EQUITY
	SHARES	AMOUNT
Balance as of January 1, 2020	65,378,890	$6,538	$326,777,250	$(306,516,265)	$51,980	$20,319,503
Net Loss	—	—	—	(7,983,738)	—	(7,983,738)
Unrealized Loss on Available-for-Sale Investments	—	—	—	—	(6,710)	(6,710)
Foreign Currency Translation Adjustments	—	—	—	—	5,611	5,611
Issuance of common stock, net of offering costs/Bought Deal	3,670,212	367	8,003,590	—	—	8,003,957
Issuance of Warrants related to Debt Financing	—	—	500,736	—	—	500,736
Stock-based Compensation	—	—	934,846	—	—	934,846
Balance as of March 31, 2020	69,049,102	$6,905	$336,216,422	$(314,500,003)	$50,881	$21,774,205

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the three months ended March 31, 2019
(Unaudited)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS' EQUITY
	SHARES	AMOUNT
Balance as of January 1, 2019	57,034,154	$5,703	$299,596,257	$(272,388,234)	$63,148	$27,276,874
Net Loss	—	—	—	(8,678,347)	—	(8,678,347)
Unrealized Loss on Available-for-Sale Investments	—	—	—	—	(7,161)	(7,161)
Foreign Currency Translation Adjustments	—	—	—	—	(92)	(92)
Exercise of Employee Stock Options, Net of Tax	30,000	3	147,897	—	—	147,900
Delivery of common stock underlying restricted stock units, net of tax	64,173	7	(95,436)	—	—	(95,429)
Stock-based Compensation	—	—	1,517,302	—	—	1,517,302
Balance as of March 31, 2019	57,128,327	$5,713	$301,166,020	$(281,066,581)	$55,895	$20,161,047
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2020 and 2019
(Unaudited)

	2020	2019
Cash Flows From Operating Activities:
Net Loss	$(7,983,738)	$(8,678,347)
Adjustments To Reconcile Net Loss To Net Cash Used In Operating Activities:
Depreciation and Amortization	209,367	187,527
Stock-based Compensation	934,846	1,517,302
Increase in Inventory Reserves	—	11,000
Amortization of Right of Use Asset	390,517	478,442
Amortization of Debt Financing Costs and Accretion of Debt Discount	15,262	—
Realized (Gain) on Sale of Investments Available-for-Sale	(1,929)	(13,888)
Foreign Currency Translation Adjustment	5,611	(92)
Changes in Assets and Liabilities:
(Increase) Decrease in Accounts Receivable, net	(384,024)	268,104
Decrease in Insurance Receivable	—	371,217
(Increase) Decrease in Inventory	(827,861)	162,208
Decrease in Prepaid and Other Assets	1,092,529	203,982
Increase in Accounts Payable	104,757	30,154
Decrease in Settlement Payable	(47,000)	(249,999)
Decrease in Lease Liability	(338,668)	(467,440)
Increase in Other Liabilities	737,937	1,319,375
Decrease in Deferred License Revenue	(446,036)	(563,217)
Changes in Assets and Liabilities	(108,366)	1,074,384
Cash Used In Operating Activities	(6,538,430)	(5,423,672)
Cash Flows From Investing Activities:
Purchase of Investments Available-for-Sale	(8,871,583)	(8,812,954)
Sale of Investments Available-for-Sale	11,660,692	12,761,519
Purchase of Equipment	(202,753)	(121,826)
Purchase of Research and Development Licenses (Related Party)	—	(250,000)
Cash Provided By Investing Activities	2,586,356	3,576,739
Cash Flows From Financing Activities:
Proceeds from Term Loan	22,500,000	—
Debt Issuance Costs	(374,043)	—
Payments on Short Term Note Payable	(572,566)	—
Proceeds from the Issuance of Common Stock / Public Offering	8,147,871	—
Offering Costs from the Issuance of Common Stock / Public Offering	(143,913)	—
Proceeds from the Exercise of Employee Stock Options	—	147,900
Repurchase of Common Shares to Pay Employee Withholding Taxes	—	(95,429)
Cash Provided By Financing Activities	29,557,349	52,471

Increase (Decrease) In Cash and Cash Equivalents	25,605,275	(1,794,462)

Cash At Beginning Of Period	11,794,526	22,713,980
Cash At End Of Period	$37,399,801	$20,919,518

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$80,908	$—
Supplemental Disclosure of Noncash Investing and Financing Activities:
Change in Unrealized Loss on Marketable Securities Available-for-Sale	$(6,710)	$(7,161)
Delivery of Common Stock Underlying Restricted Stock Units	$—	$273,830
Issuance Costs related to Debt Financing, not yet paid	$956,782	$—
Fair Value of Warrants issued related to Debt Financing	$500,736	$—
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.  Description of Business

Rockwell Medical, Inc. and subsidiaries (collectively, “we”, “our”, “us”, or the “Company”), is a biopharmaceutical company dedicated to improving outcomes for patients with iron-deficiency anemia, with an initial focus on patients with end-stage renal disease (ESRD) and on dialysis. The Company is focused on developing its proprietary ferric pyrophosphate (“FPC”) therapeutic platform, and the first product developed from this platform is Triferic, the first-FDA approved product for the replacement of iron and maintenance of hemoglobin in adult hemodialysis patients. We initiated commercial sales of Triferic Dialysate, during the second quarter of 2019 and received approval by the U.S. Food and Drug Administration ("FDA") for the intravenous formulation of Triferic, Triferic AVNU, on March 27, 2020. We plan to leverage our experience with Triferic to develop our FPC platform for iron deficiency and iron deficiency anemia in other disease states. We are also a manufacturer of hemodialysis concentrates for dialysis providers and distributors in the United States and abroad. We supply the domestic market with dialysis concentrates and we also supply dialysis concentrates to distributors serving a number of foreign countries, primarily in the Americas and the Pacific Rim.

Our mission is to transform anemia management in a wide variety of disease states across the globe while improving patients’ lives. Accordingly, we are building the foundation to become a leading medical and commercial organization in the field of dialysis.

Triferic® is a registered trademark of Rockwell Medical, Inc.
2.  Liquidity and Capital Resources
As of March 31, 2020, the Company had approximately $37.4 million of cash and cash equivalents, $11.5 million of investments available-for-sale, working capital of $46.1 million and an accumulated deficit of $314.5 million. Net cash used in operating activities for the three months ended March 31, 2020 was approximately $6.5 million. Management evaluated the Company’s ability to continue as going concern for at least the next 12 months from the filing of this report. Based on the currently available working capital, capital raise and debt financing described below, management believes the Company currently has sufficient funds to meet its operating requirements for at least the next twelve months from the date of the filing of this report.

In February 2020, the Company sold 3,670,212 shares of its common stock for proceeds of $8.0 million, net of issuance costs. On March 16, 2020, the Company closed a debt financing transaction with net proceeds at closing of approximately $21.2 million, net of fees and expenses (See Note 17 for further detail).

The Company will require additional capital to sustain its operations and make the investments it needs to execute upon its longer-term business plan, including the continued commercialization of Triferic Dialysate and Triferic AVNU, which was approved by the FDA in March 2020, executing plans for enhancing its medical capabilities, generating additional data for Triferic and developing Triferic for new therapeutic indications. If the Company is unable to generate sufficient revenue from its existing long-term business plan, the Company will need to obtain additional equity or debt financing. If the Company attempts to obtain additional debt or equity financing, the Company cannot assume that such financing will be available on favorable terms, if at all.
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
The results for the condensed consolidated statement of operations are not necessarily indicative of results to be expected for the year ending December 31, 2020 or for any future interim period. The condensed consolidated balance sheet at March 31, 2020 has been derived from unaudited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements.  The condensed consolidated balance sheet at December 31, 2019 has been derived from audited financial statements, however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

with the consolidated financial statements for the year ended December 31, 2019 and notes thereto included in the Company’s Annual Report on Form 10-K filed on March 17, 2020.
The accompanying condensed consolidated interim financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Certain reclassifications have been made to the 2019 financial statements and notes to conform to the 2020 presentation.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of expenses during the reporting period. Actual results could differ from those estimates.
Leases
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

	As of March 31,
	2020	2019
Options to purchase common stock	8,191,963	8,289,605
Unvested restricted stock awards	146,800	146,800
Unvested restricted stock units	1,461,588	1,461,917
Warrants to purchase common stock	3,248,054	—
	13,048,405	9,898,322

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
The Company received upfront fees under three distribution and license agreements that have been deferred as a contract liability.  The amounts received from Wanbang Biopharmaceuticals Co., Ltd. (“Wanbang”) and Sun Pharmaceutical Industries Ltd. ("Sun Pharma") are recognized as revenue over the estimated term of the applicable distribution and license agreement as regulatory approval was not received and the Company did not have sufficient experience in China and India, respectively, to determine that regulatory approval was probable as of the execution of the agreement.  The amounts received from Baxter Healthcare Corporation (“Baxter”), are recognized as revenue at the point in time that the estimated product sales under the agreement occur.
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
Disaggregation of revenue
Revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

In thousands of US dollars ($)	Three Months Ended March 31, 2020
Products By Geographic Area	Total	U.S.	Rest of World
Drug Revenues
Product Sales – Point-in-time	$199	$199	$—
License Fee – Over time	56	—	56
Total Drug Products	255	199	56
Concentrate Products
Product Sales – Point-in-time	15,112	13,506	1,606
License Fee – Over time	490	490	—
Total Concentrate Products	15,602	13,996	1,606
Net Revenue	$15,857	$14,195	$1,662

	Three Months Ended March 31, 2019
Products By Geographic Area	Total	U.S.	Rest of World
Drug Revenues
License Fee – Over time	$68	$—	68
Total Drug Products	68	—	68
Concentrate Products
Product Sales – Point-in-time	14,996	12,923	2,073
License Fee – Over time	495	495	—
Total Concentrate Products	15,491	13,418	2,073
Net Revenue	$15,559	$13,418	$2,141
Contract balances
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

In thousands of US dollars ($)	March 31, 2020	December 31, 2019
Receivables, which are included in "Trade and other receivables"	$4,587	$4,203
Contract liabilities	$11,630	$12,076
There were no impairment losses recognized related to any receivables arising from the Company’s contracts with customers for the three months ended March 31, 2020 and 2019.
For the three months ended March 31, 2020 and March 31, 2019, the Company did not recognize material bad-debt expense. There were no material contract assets recorded on the condensed consolidated balance sheet as of March 31, 2020 and December 31, 2019.  The Company does not generally accept returns of its concentrate products and no reserve for returns of concentrate products was established as of March 31, 2020 or December 31, 2019.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The contract liabilities primarily relate to upfront payments and consideration received from customers that are received in advance of the customer assuming control of the related products
Transaction price allocated to remaining performance obligations
For the three months ended March 31, 2020, revenue recognized from performance obligations related to prior periods was not material.
Revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, contracts where revenue is recognized as invoiced and contracts with variable consideration related to undelivered performance obligations, totaled $11.6 million as of March 31, 2020. The amount relates primarily to upfront payments and consideration received from customers that are received in advance of the customer assuming control of the related products. The Company applies the practical expedient in paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less. The Baxter Agreement includes minimum commitments of product sales over the duration of the agreement. Unfulfilled performance obligations related to the Baxter Agreement are product sales of $8.6 million, which will be amortized through expiration of the Baxter Agreement on October 2, 2024.
5.  Investments - Available-for-Sale
Investments available-for-sale consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Amortized Cost	Unrealized Gain	Unrealized Loss	Accrued Interest Income	Fair Value
Available-for-Sale Securities
Bonds	$11,385,053	$22,356	$(10,789)	$59,665	$11,456,285

	December 31, 2019
	Amortized Cost	Unrealized Gain	Unrealized Loss	Accrued Interest	Fair Value
Available-for-Sale Securities
Bonds	$14,238,161	$13,321	$(1,306)	$—	$14,250,176
The fair value of investments available-for-sale are determined using quoted market prices from daily exchange-traded markets based on the closing price as of the balance sheet date and are classified as Level 1, as described in Note 3, Fair Value Measurement to our condensed consolidated financial statements.
As of March 31, 2020 and December 31, 2019, the amortized cost and estimated fair value of our available-for-sale securities were due within one year.
6.  Inventory
Components of inventory, net of reserves as of March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020	December 31, 2019
Raw Materials	$2,750,185	$2,471,234
Work in Process	291,697	184,382
Finished Goods	1,873,886	1,432,290
Total	$4,915,768	$4,087,906
As of March 31, 2020, we classified $0.6 million of inventory as non-current, all of which was related to Triferic or the active pharmaceutical ingredient and raw materials for Triferic. As of March 31, 2020, we had total Triferic inventory aggregating $3.4 million, against which we had reserved $2.4 million.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The $1.0 million net value of Triferic inventory consisted of $0.2 million of Triferic Dialysate finished goods with expiration dates ranging from June 2020 to May 2021, $0.5 million of Triferic API with estimated remaining shelf life extending through 2023, and $0.3 million of raw materials for Triferic with estimated remaining shelf life extending beyond 2025.
7.  Property and Equipment
As of March 31, 2020 and December 31, 2019, the Company’s property and equipment consisted of the following:

	March 31, 2020	December 31, 2019
Leasehold Improvements	$1,175,986	$1,162,328
Machinery and Equipment	4,833,654	4,672,724
Information Technology & Office Equipment	1,810,246	1,810,246
Laboratory Equipment	652,676	653,075
	8,472,562	8,298,373
Accumulated Depreciation	(6,042,449)	(5,864,968)
Net Property and Equipment	$2,430,113	$2,433,405
Depreciation expense for the three months ended March 31, 2020 and 2019, totaled $0.2 million and $0.2 million, respectively.
8.  Accrued Liabilities
Accrued liabilities as of March 31, 2020 and December 31, 2019 consisted of the following:

	March 31, 2020	December 31, 2019
Accrued Research & Development Expense	$227,152	$283,407
Accrued Compensation and Benefits	1,920,577	1,018,196
Accrued Legal Expenses	339,606	181,597
Accrued Marketing Expenses	129,936	61,164
Other Accrued Liabilities	3,542,776	2,973,368
Total Accrued Liabilities	$6,160,047	$4,517,732
9.  Insurance Financing Note Payable
On June 3, 2019, the Company entered into a short-term note payable for $1.9 million, bearing interest at 4.65% per annum to finance various insurance policies. Principal and interest payments related to this note will begin on July 3, 2019 and are paid on a straight-line amortization over a 10-month period with the final payment due on April 3, 2020. As of March 31, 2020, the Company’s insurance note payable balance was $0.2 million.
10.  Deferred Revenue
In October 2014, the Company entered into the Baxter Agreement with Baxter and received an upfront fee of $20 million. The upfront fee was recorded as deferred revenue and is being recognized based on the proportion of product shipments to Baxter in each period, compared with total expected sales volume over the term of the Baxter Agreement, which expires in October 2024. The Company recognized revenue of approximately $0.5 million for the three months ended March 31, 2020 and 2019. Deferred revenue related to the Baxter Agreement totaled $8.6 million as of March 31, 2020 and $9.1 million as of December 31, 2019.
If a “Refund Trigger Event” occurs under the Baxter Agreement, we would be obligated to repay a portion of the upfront fee and any paid portion of the facility fee. In the event of a Refund Trigger Event occurring from April 1, 2020 to December 31, 2021, Baxter would be eligible for a 25% refund of the Baxter Agreement’s upfront fee. In addition, if Baxter terminates the Baxter Agreement because Baxter has been enjoined by a court of competent jurisdiction from selling in the United States any product covered by the Baxter Agreement due to a claim of intellectual property infringement or misappropriation relating to such product

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

prior to the end of 2020, Baxter would be eligible for a partial refund of the upfront fee of $6.6 million. In no event does the Baxter Agreement require more than one refund be paid.
In 2016, the Company entered into a distribution and license agreement with Wanbang (the "Wanbang Agreement") and received an upfront fee of $4.0 million. The upfront fee was recorded as deferred revenue and is being recognized as revenue based on the agreement term. The Company recognized revenue of approximately $0.1 million for the three months ended March 31, 2020 and 2019. Deferred revenue related to the Wanbang Agreement totaled $2.9 million as of March 31, 2020 and $3.0 million as of December 31, 2019.

On January 14, 2020, we entered into license and supply agreements with Sun Pharma (the "Sun Pharma Agreements"), for the rights to commercialize Triferic Dialysate (ferric pyrophosphate citrate) in India. Under the terms of the Sun Pharma Agreements, Sun Pharma will be the exclusive development and commercialization partner for Triferic Dialysate in India, and we will supply the product to Sun Pharma. In consideration for the license, we received an upfront fee of $0.1 million, and will be eligible for milestone payments and royalties on net sales. A Joint Alliance Committee, comprised of members from the Company and Sun Pharma, will guide the development and execution for Triferic Dialysate in India. Sun Pharma will be responsible for all clinical, regulatory and commercialization activities. The upfront fee was recorded as deferred revenue and is being recognized as revenue based on the agreement term. The Company recognized revenue of approximately $2,500 during the three months ended March 31, 2020.
11.  Stockholders’ Equity
Preferred Stock
As of March 31, 2020 and December 31, 2019, there were 2,000,000 shares of preferred stock, $0.0001 par value per share, authorized and no shares of preferred stock issued or outstanding.
Common Stock
As of March 31, 2020 and December 31, 2019, there were 170,000,000 shares of common stock, $0.0001 par value per share, authorized and 69,049,102 and 65,378,890 shares issued and outstanding, respectively.
Controlled Equity Offering (or "At the Market" Offering)
On March 22, 2019, the Company entered into a sales agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (the “Agent”), pursuant to which the Company may offer and sell from time to time shares of the Company’s common stock through the Agent. The offering and sale of up to $40.0 million of the shares has been registered under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to the Company’s registration statement on Form S-3 (File No. 333-227363), which was originally filed with the SEC on September 14, 2018 and declared effective by the SEC on October 1, 2018, the base prospectus contained within the registration statement, and a prospectus supplement that was filed with the SEC on March 22, 2019.
Sales of the shares, if any, pursuant to the Sales Agreement, may be made in sales deemed to be an “at the market" offering as defined in Rule 415(a) of the Securities Act, including sales made directly through the Nasdaq Global Market or on any other existing trading market for the Company’s common stock. The Company intends to use the proceeds from the offering for working capital and other general corporate purposes. The Company may suspend or terminate the Sales Agreement at any time.

During the year ended December 31, 2019, the Company sold 1,840,443 of shares of its common stock pursuant to the Sales Agreement for gross proceeds of $5,383,079, at a weighted average selling price of approximately $2.92. The Company paid $309,479 in commissions and offering fees related to the sale of the common stock. As of March 31, 2020, approximately $34,616,921 remains available for sale under this facility.

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
Public Offering of Common Stock

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On February 4, 2020, the Company entered into an underwriting agreement with Cantor Fitzgerald & Co., as underwriter, pursuant to which the Company agreed to issue and sell an aggregate of up to 3,670,212 shares of its common stock, which included 478,723 optional shares that may be sold pursuant to an over-allotment option granted to the underwriters. On February 6, 2020, the Company closed the sale of 3,191,489 shares of its common stock at the public offering price of $2.22 per share (the "Offering").

On February 19, 2020, the underwriter exercised its over-allotment option to purchase an additional 478,723 shares at a price of $2.22 per share, which closed on February 21, 2020. The Company raised a total of $8.0 million, net of an estimated issuance costs of $0.1 million, relating to the sale of the common stock in the Offering. The Offering was made pursuant to the Company’s effective Registration Statement on Form S-3 (File No. 333-227363), which was previously filed with the SEC.
12.  Stock-Based Compensation
The Company recognized total stock-based compensation expense during the three months ended March 31, 2020 and 2019 as follows:

	Three Months Ended March 31,
	2020	2019
Service based awards:
Restricted stock units	$238,115	$344,351
Stock option awards	439,625	652,024
	677,740	996,375
Performance based awards:
Restricted stock units	171,210	398,388
Stock option awards	85,897	122,539
	257,107	520,927
Total	$934,847	$1,517,302
Restricted Stock
A summary of the Company’s restricted stock awards during the three months ended March 31, 2020 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2020	146,800	$5.70
Unvested at March 31, 2020	146,800	$5.70
A summary of the Company’s restricted stock awards during the three months ended March 31, 2019 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2019	146,800	$5.70
Unvested at March 31, 2019	146,800	$5.70
The fair value of restricted stock awards are measured based on their fair value on the date of grant and amortized over the vesting period of 20 months. As of March 31, 2020 unvested restricted stock awards of 146,800 were related to performance based awards.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Service Based Restricted Stock Units
A summary of the Company’s service based restricted stock units during the three months ended March 31, 2020 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2020	463,786	4.26
Granted	16,304	2.61
Forfeited	(7,460)	4.15
Unvested at March 31, 2020	472,630	4.21

A summary of the Company’s service based restricted stock units during the three months ended March 31, 2019 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2019	472,959	$4.32
Unvested at March 31, 2019	472,959	$4.32
The fair value of service based restricted stock units are measured based on their fair value on the date of grant and amortized over the vesting period. The vesting periods range from 1 to 3 years. Stock-based compensation expense of $0.2 million and $0.3 million was recognized during the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, the unrecognized stock-based compensation expense was $0.7 million, which is expected to be recognized over an estimated weighted average remaining term of 1 year.
Performance Based Restricted Stock Units
A summary of the Company’s performance based restricted stock units during the three months ended March 31, 2020 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2020	988,958	$4.48
Unvested at March 31, 2020	988,958	$4.48

A summary of the Company’s performance based restricted stock units during the three months ended March 31, 2019 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2019	988,958	$4.48
Unvested at March 31, 2019	988,958	$4.48

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Stock-based compensation expense recognized for performance based restricted stock units was $0.2 million and $0.4 million during the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, the unrecognized stock-based compensation expense related to performance based restricted stock units was $0.7 million, which is expected to be recognized over an estimated weighted average remaining term of 2 years.
.
Service Based Stock Options
The fair value of the service based stock options granted for the three months ended March 31, 2020 were based on the following assumptions:

March 31, 2020
Exercise price	$2.00 - $2.90
Expected stock price volatility	68.2% - 73.8%
Risk-free interest rate	0.4% - 1.67%
Term (years)	5.5 -6.5
A summary of the Company’s service based stock option activity for the three months ended March 31, 2020 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2020	8,210,024	$7.06	5.1	$107,150
Granted	51,148	$2.30	9.9	$—
Forfeited	(457,334)	$(7.02)	—	$—
Outstanding at March 31, 2020	7,803,838	$7.03	5.1	$1,950

Exercisable at March 31, 2020	6,146,337	$7.97	4.1	$—
A summary of the Company’s service based stock option activity for the three months ended March 31, 2019 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2019	7,856,480	$7.50	5.2	$—
Granted	75,000	$3.49	9.8
Exercised	(30,000)	$4.93	—
Outstanding at March 31, 2019	7,901,480	$7.47	5.0	$1,959,736

Exercisable at March 31, 2019	6,707,693	$8.05	4.2	$206,872
The aggregate intrinsic value in the table above is calculated as the difference between the closing price of our common stock and the exercise price of the stock options that had strike prices below the closing price.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

During the three months ended March 31, 2020, the Company granted stock options to purchase up to 51,148 shares of common stock to certain employees.  During the three months ended March 31, 2020, 457,334 shares were forfeited. Forfeitures are recorded in the period of occurrence; compensation expense is adjusted accordingly.
Stock-based compensation expense recognized for service based stock options was $0.4 million and $0.7 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, total stock-based compensation expense related to unvested options not yet recognized totaled approximately $1.7 million, which is expected to be recognized over an estimated weighted average remaining term of 1.2 years.
Performance Based Stock Options
A summary of the performance based stock options for the three months ended March 31, 2020 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2020	388,125	$4.70
Outstanding at March 31, 2020	388,125	$4.70

Exercisable at March 31, 2020	—	$—
A summary of the performance based stock options for the three months ended March 31, 2019 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2019	388,125	$4.70
Outstanding at March 31, 2019	388,125	$4.70

Exercisable at March 31, 2019	—	$—
Stock-based compensation expense recognized for performance based stock options was $0.1 million for the three months ended March 31, 2020 and 2019. As of March 31, 2020, the unrecognized stock-based compensation expense related to performance based stock options was $0.4 million.
On April 17, 2020, Stuart Paul resigned as Chief Executive Officer of the Company, effective immediately. The effects of his resignation are discussed in Note 18 below. The tables above are as of March 31, 2020 and do not reflect Mr. Paul's resignation. All changes relating to his resignation will be reflected in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020.
13.  Related Party Transactions
Product License Agreements
The Company is a party to a Licensing Agreement with Charak, LLC ("Charak") dated January 7, 2002 (the "2002 Agreement") that grants the Company exclusive worldwide rights to certain patents and information related to our Triferic® product. On October 7, 2018, the Company entered into a Master Services and IP Agreement (the “Charak MSA”) with Charak and Dr. Ajay Gupta, who serves as Executive Vice President and Chief Scientific Officer of the Company. Pursuant to the MSA, the parties entered into three additional agreements described below related to the license of certain soluble ferric pyrophosphate (“SFP”) intellectual property owned by Charak, as well as the Employment Agreement (defined below). The Charak MSA provided for a payment of $1.0 million to Dr. Gupta, payable in four quarterly installments of $250,000 each on October 15, 2018, January 15, 2019, April 15, 2019 and July 15, 2019, and reimbursement for certain legal fees incurred in connection with the Charak MSA. The Company recorded $1.1 million as Research and Development Expense - License Acquired (Related Party) for the twelve

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

months ended December 31, 2018. The Company paid all four of the quarterly installments totaling $1.0 million and accrued $0.1 million for the reimbursement of certain legal expenses during the year ended December 31, 2019. As of March 31, 2020 and December 31, 2019, the Company accrued $27,500 and $0.1 million, respectively, as a related party payable on the condensed consolidated balance sheet.
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
Also pursuant to the Charak MSA, the Company and Charak entered into a Commercialization and Technology License Agreement I.V. Triferic® (now Triferic AVNU), dated as of October 7, 2018 (the “IV Agreement”), under which Charak granted the Company an exclusive, sublicensable, royalty-bearing license to SFP for the purpose of commercializing certain intravenous-delivered products incorporating SFP for the treatment of iron disorders worldwide for a term that expires on the later of February 1, 2034 or upon the expiration or termination of a valid claim of a licensed patent. The Company is liable to pay Charak royalties on net sales by the Company of products developed under the license at a specified rate until December 31, 2021. From January 1, 2022 until February 1, 2034, the Company is liable to pay Charak a base royalty at a reduced rate on net sales and an additional royalty on net sales while there exists a valid claim of a licensed patent, on a country-by-country basis. The Company shall also pay to Charak a percentage of any sublicense income received during the term of the IV Agreement, which amount shall not be less than a minimum specified percentage of net sales of the licensed products by the sub-licensee in jurisdictions where there exists a valid claim, on a country-by-country basis, and not be less than a lower rate of the net sales of the licensed products by the sub-licensee in jurisdictions where there exists no valid claim, on a country-by-country basis.
Also pursuant to the Charak MSA, the Company and Charak entered into a Technology License Agreement TPN Triferic®, dated as of October 7, 2018 (the “TPN Agreement”), pursuant to which Charak granted the Company an exclusive, sublicensable, royalty-bearing license to SFP for the purpose of commercializing worldwide certain parenteral nutritional ("TPN”) products incorporating SFP. The license grant under the TPN Agreement continues for a term that expires on the later of February 1, 2034 or upon the expiration or termination of a valid claim of a licensed patent. During the term of the TPN Agreement, the Company is liable to pay Charak a base royalty on net sales and an additional royalty on net sales while there exists a valid claim of a licensed patent, on a country-by-country basis. The Company shall also pay to Charak a percentage of any sublicense income received during the term of the TPN Agreement, which amount shall not be less than a minimum royalty on net sales of the licensed products by the sub-licensee in jurisdictions where there exists a valid claim, on a country-by-country basis, and not be less than a lower rate of the net sales of the licensed products by the sub-licensee in jurisdictions where there exists no valid claim, on a country-by-country basis.
The transaction was accounted for as an asset acquisition pursuant to ASU 2017-1, Business Combinations (Topic 805), Clarifying the Definition of a Business, as the majority of the fair value of the assets acquired was concentrated in a group of similar assets, and the acquired assets did not have outputs or employees. The assets acquired under the Charak MSA include a license of SFP. Because SFP has not yet received regulatory approval, the $1.1 million purchase price paid and accrued for these assets has been expensed in the Company’s statement of operations for the year ended December 31, 2018. In addition, the potential milestone payments are not yet considered probable, and no milestone payments have been accrued at March 31, 2020.
14.  Leases
We lease our production facilities and administrative offices as well as certain equipment used in our operations including leases on transportation equipment used in the delivery of our products. The lease terms range from monthly to five years. We occupy a 51,000 square foot facility and a 17,500 square foot facility in Wixom, Michigan under a lease expiring in August 2021. We also occupy two other manufacturing facilities, a 51,000 square foot facility in Grapevine, Texas under a lease expiring in December 2020, and a 57,000 square foot facility in Greer, South Carolina under a lease expiring February 2023. In addition, we occupy a 1,408 square foot office space in Greer, South Carolina under a lease expiring April 2021. In addition, we executed a

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

lease for 4,100 square feet of office space in Hackensack, New Jersey with a lease term beginning on April 1, 2019 and expiring on July 1, 2024.
At March 31, 2020, the Company had operating lease liabilities of $2.9 million and right-of-use assets of $2.8 million, which are included in the consolidated balance sheet.
The following summarizes quantitative information about the Company’s operating leases:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Operating leases
Operating lease cost	$442,828	$534,967
Variable lease cost	189,283	89,844
Operating lease expense	632,111	624,811
Short-term lease rent expense	4,157	4,192
Total rent expense	$636,268	$629,003

Other information
Operating cash flows from operating leases	$444,693	$523,965
Right of use assets exchanged for operating lease liabilities	$—	$3,484,234
Weighted-average remaining lease term – operating leases	2.6 years	1.6 years
Weighted-average discount rate – operating leases	6.8%	6.8%
Future minimum rental payments under operating lease agreements are as follows:

Year ending December 31, 2020 (remaining)	$1,190,129
Year ending December 31, 2021	1,054,873
Year ending December 31, 2022	591,925
Year ending December 31, 2023	234,327
Year ending December 31, 2024	97,423
Total	$3,168,677
Less present value discount	(257,580)
Operating lease liabilities	$2,911,097
15.  Settlement Agreement
On August 7, 2018, the Company entered into a confidential settlement agreement and mutual release (the “Settlement Agreement”) with its former CEO, former CFO and a former and then current director.  For more details see Note 15 in our Annual Report on Form 10-K filed on March 17, 2020.

On August 7, 2019, the Company entered into a settlement agreement relating to class action lawsuits. This resulted in a settlement expense of approximately $0.4 million for the year ended December 31, 2019. See Note 16 below for further details. The terms of the settlement were approved by the court on February 26, 2020.
16.  Commitments and Contingencies

Demand Notice

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In February 2020, the Company received a letter from a supplier relating to a supply agreement entered into with the Company in 2015.  The supplier alleged the Company did not meet certain annual minimums under the supply agreement, and has requested $3.0 million in penalties, plus payment of the cost for certain raw materials.  Based upon current information, the Company believes it has several defenses to the supplier’s claims. No lawsuit has been filed. The Company intends to cooperate with the supplier in an effort to amicably resolve its claim.  If a resolution cannot be concluded; however, the Company intends to vigorously defend itself from the supplier’s allegations.
Litigation
SEC Investigation
As a follow up to certain prior inquiries, the Company received a subpoena from the SEC during the Company’s quarter ended September 30, 2019 requesting, among other things, certain information and documents relating to the status of the Company’s request to the Centers for Medicare & Medicaid Services (the "CMS") for separate reimbursement status for Triferic Dialysate, the Company’s reserving methodology for expiring Triferic inventory, and the basis for the Board’s termination of the former CEO and CFO. The Company is cooperating with the SEC and is responding to the SEC’s requests for documents and information.
Shareholder Class Action Lawsuits
On July 27, 2018, Plaintiff Ah Kit Too filed a putative class action lawsuit in the United States District Court in the Eastern District of New York against the Company and former officers, Robert Chioini and Thomas Klema (the "Too Complaint"). The Too Complaint is a federal securities class action purportedly brought on behalf of a class consisting of all persons and entities, other than Defendants, who purchased or otherwise acquired the publicly traded securities of the Company between March 16, 2018 and June 26, 2018. The Too Complaint alleges that the Company and Messrs. Chioini and Klema violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”). Specifically, the Too Complaint alleges that defendants filed reports with the SEC that contained purported inaccurate and misleading statements regarding the potential for the Company’s drug, Triferic, to quality for separate reimbursement status by the CMS.
On September 4, 2018, Plaintiff Robert Spock filed a similar putative class action lawsuit in the United States District Court in the Eastern District of New York against the Company and Messrs. Chioini and Klema (the "Spock Complaint"). The Spock Complaint is a federal securities class action purportedly brought on behalf of a class consisting of persons who purchased the Company’s securities between November 8, 2017 and June 26, 2018. This complaint alleges that the Company and Messrs. Chioini and Klema violated the Exchange Act in that the Company was aware the CMS would not pursue the Company’s proposal for separate reimbursement for Triferic; misstated reserves in the Company’s quarterly report for the first quarter of 2018; had a material weakness its internal controls over financial reporting, which rendered those controls ineffective; Mr. Chioini withheld material information regarding Triferic from the Company’s auditor, corporate counsel, and independent directors of the Board; and, as a result of these alleged issues, statements about the Company’s business were materially false and misleading.
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
On August 7, 2019, all parties to the class action entered into a settlement of the consolidated class action.  Pursuant to the terms and conditions of the settlement agreement, the Company will pay the Plaintiffs $3.7 million (the “Settlement Amount") in exchange for a full release of all liability as to all defendants.  Of the Settlement Amount, the Company contributed approximately $0.1 million, which represented the remaining retention amount under the Company’s director and officer liability insurance policy as of March 31, 2020. The remainder of the settlement amount will be funded by the Company’s director and officer insurance policy. The settlement was approved by the court on February 26, 2020.
Shareholder Derivative Actions
Plaintiff Bill Le Clair filed a Verified Stockholder Derivative Complaint on April 23, 2019 in Case No. 1:19-cv-02373, and Plaintiff John Post filed a Verified Stockholder Derivative Complaint on May 10, 2019 in Case No. 1:19-cv-02774 (the

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
The Company has tendered the above shareholder derivative actions to its director and officer insurance carrier(s) for defense and indemnity under its applicable insurance policies. The Company maintains a $1.0 million self-insured retention under the applicable insurance policies, which will be exhausted upon payment of the Company’s share of the Settlement Amount from the settlement of the class action described above.
17. Loan and Security Agreement

On March 16, 2020, Rockwell Medical, Inc. and Rockwell Transportation, Inc., as Borrowers, entered into a Loan and Security Agreement (the "Loan Agreement") with Innovatus Life Sciences Lending Fund I, LP ("Innovatus"), as collateral agent and the lenders party thereto, pursuant to which Innovatus, as a lender, agreed to make certain term loans to the Company in the aggregate principal amount of up to $35.0 million (the "Term Loans"). Funding of the first $22.5 million tranche was completed on March 16, 2020. The Company will be eligible to draw on a second tranche of $5.0 million upon achievement of certain milestones, including the FDA approval of the Company’s New Drug Application for Triferic AVNU. The Company will be eligible to draw on a third tranche of $7.5 million upon the achievement of certain additional milestones, including the achievement of certain Triferic sales thresholds. Net draw down proceeds were $21.2 million with closing costs of $1.3 million.

The Company is entitled to make interest-only payments for thirty months, or up to thirty-six months if certain conditions are met. The Term Loans will mature on March 16, 2025, and will bear interest at the greater of (i) Prime Rate (as defined in the Loan Agreement) and (ii) 4.75%, plus 4.00% with an initial interest rate of 8.75% per annum and an effective interest rate of 10.9%. The Company has the option, under certain circumstances, to add 1.00% of such interest rate amount to the then outstanding principal balance in lieu of paying such amount in cash. For the three months ended March 31, 2020 and 2019, interest expense amounted to $80,907 and nil, respectively.

The Loan Agreement is secured by all assets of the Company and Rockwell Transportation, Inc. Proceeds will be used for working capital purposes. The Loan Agreement contains customary representations and warranties and covenants, subject to customary carve outs, and includes financial covenants related to liquidity and trailing twelve months sales of Triferic, with the latter beginning with the period ending December 31, 2020, or September 30, 2020 if the Company draws the second tranche of $5.0 million. As of March 31, 2020, we were in compliance with all the reporting and financial covenants.

In connection with each funding of the Term Loans, the Company is required to issue to Innovatus a warrant (the “Warrants”) to purchase a number of shares of the Company’s common stock equal to 3.5% of the principal amount of the relevant Term Loan funded divided by the exercise price, which will be based on the lower of (i) the volume weighted average closing price of the Company’s stock for the 5-trading day period ending on the last trading day immediately preceding the execution of the Loan Agreement or (ii) the closing price on the last trading day immediately preceding the execution of the Loan Agreement (or for the second and third tranches only at the lower of (i) $1.65 per share or (ii) the volume weighted average closing price of the Company’s stock for the 5-trading day period ending on the last trading day immediately preceding the relevant Term Loan funding). The Warrants may be exercised on a cashless basis and are immediately exercisable through the seventh anniversary of the applicable funding date. The number of shares of common stock for which each Warrant is exercisable and the associated exercise price are subject to certain proportional adjustments as set forth in such Warrant. In connection with the first tranche of the Term Loans, the Company issued a Warrant to Innovatus, exercisable for an aggregate of 477,273 shares of the Company’s common stock at an exercise price of $1.65 per share.

As of March 31, 2020, the outstanding balance of the Term Loan was $20.7 million, net of unamortized issuance costs and unaccreted discount of $1.8 million.

The following table reflects the schedule of principal payments on the Term Loan as of March 31, 2020:

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Principal Payments
2020	$—
2021	—
2022	2,250,000
2023	9,000,000
2024	9,000,000
2025	2,250,000
$22,500,000

18.   Subsequent Events

Resignation of President and Chief Executive Officer and Director
On April 17, 2020, Stuart Paul resigned as the President and Chief Executive Officer of the Company and as a member of the board of directors of the Company (the “Board”) effective immediately. As a result of Mr. Paul’s resignation and the previously disclosed decision by Lisa Colleran not to stand for reelection at the Company’s 2020 Annual Meeting of Stockholders (the “Annual Meeting”), the size of the Board will be reduced to five directors effective as of the Annual Meeting.
As a result of Mr. Paul’s resignation, certain time-based, all performance-based and all market-based stock awards previously granted to Mr. Paul will be forfeited. Such forfeitures will be reflected in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020. The estimated expense reduction in stock compensation expense related to the forfeited stock awards is approximately $2.4 million.
Appointment of President and Chief Executive Officer
On April 17, 2020, the Board appointed Russell H. Ellison, M.D., M.Sc. as the Company’s President and Chief Executive Officer effective immediately. Dr. Ellison has served as a member of the Board since January 2020. He will continue to serve as a Class III Director but has resigned as a member of the Compensation Committee.
On April 17, 2020, in connection with Dr. Ellison’s commencement of employment, the Company entered into an employment agreement with Dr. Ellison pursuant to which he will serve as the Company’s President and Chief Executive Officer (the “Employment Agreement”). The Employment Agreement provides that Dr. Ellison will serve as an at-will employee. Dr. Ellison will receive an annualized base salary of $500,000 (“Base Salary”) and is eligible for a one-time performance-based bonus of $500,000 upon the achievement of certain performance goals, as set forth in the Employment Agreement. Dr. Ellison will be eligible to earn year-end performance bonuses with a target bonus opportunity of 70% of his Base Salary (“Target Bonus”) and is eligible to participate in the employee benefit plans and programs generally available to the Company’s similarly situated senior executives. Dr. Ellison is also eligible to receive annual long-term incentive grants consistent with similar practices for the Company’s senior executives, awarded at the discretion of the Compensation Committee of the Board. In connection with his commencement of employment, he received an initial equity grant comprised of a time-based option to purchase up to 600,000 shares of the Company’s common stock (the “Initial Time-Based Options”) and a performance-based option to purchase up to 600,000 shares of the Company’s common stock (the “Initial Performance-Based Options”). The Initial Performance-Based Options are conditioned upon and subject to stockholder approval of an Amendment and Restatement of the Rockwell Medical, Inc. 2018 Long-Term Incentive Plan, which will be voted upon by the stockholders at the Annual Meeting. In the event that such stockholder approval is not obtained, the Initial Performance-Based Options will be forfeited and of no further force or effect.

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
Forward-Looking Statements
We make forward-looking statements in this report and may make such statements in future filings with the Securities and Exchange Commission, or SEC.  We may also make forward-looking statements in our press releases or other public or shareholder communications.  Our forward-looking statements are subject to risks and uncertainties and include information about our expectations and possible or assumed future results of our operations.  When we use words such as “may,” “might,” “will,” “should,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” “could,” “plan,” “potential,” “predict,” “forecast,” “project,” “intend,” or similar expressions, or make statements regarding our intent, belief, or current expectations, we are making forward-looking statements. Our forward looking statements also include, without limitation, statements about our liquidity and capital resources; our plans and ability to successfully commercialize our products; our timing and ability to obtain add-on reimbursement for our products; our ability to successfully launch FDA approved Triferic AVNU; whether we can successfully execute on our business strategy; and statements regarding our anticipated future financial condition, operating results, cash flows and business plans.
While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which are based on information available to us on the date of this report or, if made elsewhere, as of the date made.  Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different.  Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed in this report, “Item 1A — Risk Factors” in our Form 10-K for the year ended December 31, 2019 and from time to time in our other reports filed with the SEC, including in this Form 10-Q.
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
Overview and Recent Developments

We are a biopharmaceutical company dedicated to transforming anemia and improving outcomes for patients with anemia across the globe, with an initial focus on ESRD. We are also a manufacturer of hemodialysis concentrates for dialysis providers and distributors in the United States and abroad. We supply the domestic market with dialysis concentrates and we also supply dialysis concentrates to distributors serving a number of foreign countries, primarily in the Americas and the Pacific Rim. Substantially, all of our sales have been concentrate products and ancillary items, though we initiated commercial sales of our proprietary therapeutic, Triferic Dialysate, during the second quarter of 2019.

We are focused on developing our proprietary ferric pyrophosphate (“FPC”) therapeutic platform, and the first product developed from this platform is Triferic, the first-FDA approved product for the replacement of iron and maintenance of hemoglobin in adult hemodialysis patients. Our mission is to develop and commercialize the FPC platform to transform the treatment of iron deficiency and anemia in a wide variety of disease states across the globe while improving patients’ lives. Accordingly, as an initial step, we are building the foundation to become a leading medical and commercial organization in the field of dialysis.

Triferic
Triferic is the Company’s first proprietary iron therapy from the FPC therapeutic platform that replaces iron and maintains hemoglobin in dialysis patients without increasing iron stores. Triferic Dialysate was the first FDA approved product indicated to replace iron and maintain hemoglobin concentration in adult HDD-CKD hemodialysis patients. On March 27, 2020 the FDA approved Triferic AVNU, a novel intravenous formulation of Triferic that would be used for the same indication. Descriptions of Triferic Dialysate and Triferic AVNU are set forth below.

Triferic Dialysate
Triferic Dialysate, our dialysate formulation of Triferic, received FDA approval in 2015 and remains the first FDA-approved therapy indicated to replace iron and maintain hemoglobin in adult hemodialysis patients. Triferic Dialysate received a reimbursement J-code on January 1, 2016 from the Centers for Medicare & Medicaid Services (the "CMS"), providing that Triferic Dialysate would be reimbursed for administration to dialysis patients within the existing fixed-price “bundle” of payments that CMS provides to dialysis providers.  On April 26, 2019, pursuant to a request we submitted earlier in 2019, we were notified of a preliminary recommendation by CMS to grant our powder packet formulation of Triferic Dialysate a separate J-Code, which became effective on July 1, 2019.
In June 2018, the Company determined, based on feedback provided from CMMI, that Triferic Dialysate was unlikely to obtain add-on reimbursement in the near term. As a result, the Company changed its commercialization strategy to plan for the commercial launch of Triferic Dialysate with reimbursement within the bundle of payments to dialysis providers, while continuing to develop Triferic AVNU (discussed below). We commercially launched Triferic Dialysate in the May 2019.
As of March 31, 2020, we had $0.2 million of Triferic Dialysate finished goods inventory that could expire by May 2021. As of March 31, 2020, we also had approximately $2.6 million of API against which we have reserved $2.1 million and classified $0.3 million of API as non-current inventory. Additionally, we have $0.3 million of raw materials for Triferic products and all is classified as non-current. Depending on the success of our commercialization of Triferic Dialysate and Triferic AVNU, additional amounts or all of our current investment in Triferic Dialysate finished goods inventory and some or all of our API inventory may need to be written off. Additional inventory write-offs will not have a material negative impact on our cash flow, but could have a material adverse impact on our reported results of operations and financial position.
Triferic AVNU (formerly I.V. Triferic)
We are also developing Triferic AVNU, an intravenous injection of Triferic, for use by hemodialysis clinics in the United States as well as international markets. On March 27, 2020, we received FDA approval for Triferic AVNU, and we intend to initiate a sample evaluation program for Triferic AVNU during the third quarter of 2020. Triferic AVNU will be reimbursed within the existing fixed-price bundle of payments that CMS provides to dialysis providers.
While we intend to market and sell Triferic Dialysate and Triferic AVNU directly in the United States, our international strategy is to partner with and license these products to established companies in other regions of the world to assist in the further development (primarily clinical trials and regulatory activities), if necessary, and commercialize in those regions. We continue to pursue international licensing opportunities in a number of countries and specific regions.
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
Calcitriol (Active Vitamin D) Injection
Calcitriol, an active Vitamin D injection for the management of hypocalcemia in patients undergoing chronic hemodialysis, is FDA approved under an Abbreviated New Drug Application ("ANDA"). To date, we have not commercially launched Calcitriol. Following a strategic review of this product, including pricing, commercial distribution and marketing, manufacturing efficiencies and capacity (including potential capital investment), we have determined commercialization of Calcitriol in the United States would not be viable at this time. The decision was based, in part, on the fact that prevailing market prices for similar Vitamin D products are lower than our cost to produce Calcitriol on a dose-equivalent basis, and as a result it would be difficult for us to market Calcitriol profitably. As a result of this decision, we recorded an inventory reserve reflecting the remainder of our Calcitriol inventory. As of March 31, 2020, this reserve totaled $0.7 million. We are in the process of disposing of all inventory and in March 2020, we notified the FDA of our intention to withdraw the ANDA.
Clinical Development

Although Triferic is approved for commercial sale in the United States, it is not approved for sale in other major markets globally.  We have received regulatory guidance from the European Medicines Agency ("EMA") regarding the clinical studies that are needed to file for approval of Triferic AVNU in Europe.  At the present time, we do not intend to commence these clinical studies, absent finding a development partner in Europe or raising additional capital. In conjunction with our licensee in China, Wanbang Biopharmaceutical, Co., Ltd. ("Wanbang"), we completed two clinical pharmacology studies in China during 2019. We expect Wanbang to initiate an additional clinical study during 2020 that is necessary to support a submission for regulatory approval in China. See "Item 1A - Risk Factors" below for a discussion of the potential impact of COVID-19 on such clinical studies.
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
Additionally, we plan on leveraging our development and regulatory experience with Triferic and believe that our FPC technology has the potential to be developed for use in other indications in which iron replacement is required. In addition, we are assessing potential investments to evaluate other product presentations of Triferic within ESRD.
Results of Operations for the three months ended March 31, 2020 and 2019
The following table summarizes our operating results for the periods presented below (dollars in thousands):

	For the Quarter Ended March 31,
	2020	% of Revenue	2019	% of Revenue	% Change

Net Sales	$15,857		$15,559		1.9%
Cost of Sales	14,744	93.0%	14,549	93.5%	1.3
Gross Profit	1,113	7.0	1,010	6.5	0.102

Selling and Marketing	2,073	13.1	3,102	19.9	(33.2)
General and Administrative	5,273	33.3	6,220	40.0	(15.2)
Research and Product Development	1,821	11.5	497	3.2	266.3
Operating Loss	$(8,054)	(50.8)%	$(8,809)	(56.6)%	(8.6)%
Net Sales
During the three months ended March 31, 2020, our net sales were $15.9 million compared to sales of $15.6 million during the three months ended March 31, 2019. The increase of $0.3 million was primarily due to increased sales of Triferic Dialysate. For the three months ended March 31, 2020 and 2019, Triferic net sales included approximately $0.1 million of deferred revenue recognized under the Company’s license in China with Wanbang. Triferic Dialysate net sales for the three months ended March 31, 2020 also included approximately $0.2 million of Triferic Dialysate product sales to United States customers.
Gross Profit
Cost of sales during the three months ended March 31, 2020 was $14.7 million, resulting in gross profit of $1.1 million during the three months ended March 31, 2020, compared to cost of sales of a $14.5 million and a gross profit of $1.0 million during the three months ended March 31, 2019. Gross profit increased by $0.1 million in the first quarter of 2020 compared to the first quarter of 2019, due primarily to the increase in Triferic product sales of $0.2 million offset by a decrease in gross profit for our dialysis concentrate products due to increased labor and material costs.
Selling and Marketing Expense

Selling and marketing expenses were $2.1 million during the three months ended March 31, 2020 compared with $3.1 million during the three months ended March 31, 2019. The decrease of $1.0 million is primarily due to a decrease in marketing costs of $1.6 million from the first quarter of 2019 to the first quarter of 2020, offset by an increase in labor costs of $0.6 million. Sales and marketing expenses for the first quarter of 2019 included investments to prepare for the launch of Triferic Dialysate, including significant marketing, recruiting and training costs.
General and Administrative Expense
General and administrative expenses were $5.3 million during the three months ended March 31, 2020 compared with $6.2 million during the three months ended March 31, 2019. The decrease of $0.9 million is due primarily to a decrease in stock compensation of $0.7 million, relating to a decrease in incentive compensation; a decrease in legal expense of $0.7 million, relating to previous litigation that has since been resolved; a decrease in consulting expense of $0.4 million; partially offset by an increase in director and officer insurance premiums of $0.2 million; an increase in headcount and director costs of $0.4 million; and, an increase in facilities, depreciation and amortization of $0.1 million, relating primarily to the Company’s new office in New Jersey.
Research and Product Development Expense
Research and product development expenses were $1.8 million for the three months ended March 31, 2020 compared with $0.5 million during the three months ended March 31, 2019. The increase was due primarily to investments we are making in our medical platform to support the development and the global launch of Triferic, including medical, scientific and technical staffing costs and consulting expenses. We expect our research and product development expenses to increase in the future due to additional clinical development of our FPC technology platform, innovations in administration of Triferic, the continuation of the pediatric clinical trial described above (preparation for which began in the third quarter of 2019), and an increase in headcount to support medical education efforts for Triferic.
Other Income
Other income for the three months ended March 31, 2020 was $0.2 million, consisting of interest income of $171,100 and $1,929 of realized gains on investments. Other income for the three months ended March 31, 2019 was $131,000, consisting of $117,000 of interest income and $14,000 of realized gains on investments. Other expense for the three months ended March 31, 2020 was $101,951, consisting of interest expense related to our Term Loan (defined below) of $80,907, interest expense related to insurance note financing of $16,365 and foreign currency loss of $4,679. No interest expense was recorded for the three months ended March 31, 2019. We expect interest expense to increase due to the Term Loan, which was entered into in March 2020. See Note 17 of the condensed consolidated financial statements at March 31, 2020.
Liquidity and Capital Resources
As of March 31, 2020, we had approximately $48.9 million of cash, cash equivalents and investments available-for-sale, and working capital of $46.1 million. Net cash used in operating activities for the three months ended March 31, 2020 was approximately $6.5 million.
On March 22, 2019, the Company entered into a sales agreement with Cantor Fitzgerald & Co. (the “Agent”), pursuant to which the Company may offer and sell from time to time shares of the Company’s common stock through the Agent up to $40.0 million. As of December 31, 2019, the Company sold 1,840,443 shares of its common stock pursuant to the Sales Agreement for gross proceeds of approximately $5.4 million, at a weighted average selling price of approximately $2.92. The Company paid approximately $0.3 million in commissions and offering fees related to the sale of the common stock. As of March 31, 2020, approximately $34.6 million remains available for issuance under this facility.
On February 4, 2020, the Company entered into an underwriting agreement with Cantor Fitzgerald & Co., as underwriter, pursuant to which the Company agreed to issue and sell up to 3,670,212 shares of its common stock, which included 478,723 shares optional shares that may be sold pursuant to an over-allotment option granted to the underwriters. On February 6, 2020, the Company closed the sale of 3,191,489 shares of its common stock at the public offering price of $2.22 per share (the “Offering”). On February 19, 2020, the underwriter exercised its over-allotment option to purchase an additional 478,723 shares at a price of $2.22 per share, which closed on February 21, 2020. The Company raised a total of $8.0 million, net of issuance costs of $0.1 million, relating to the sale of the common stock in the Offering. The Offering was made pursuant to the Company’s effective Registration Statement on Form S-3 (File No. 333-227363), which was previously filed with the SEC.
On March 16, 2020, Rockwell Medical, Inc. and Rockwell Transportation, Inc., as Borrowers, entered into a Loan and Security Agreement (the "Loan Agreement") with Innovatus Life Sciences Lending Fund I, LP (“Innovatus”), as collateral agent and the lenders party thereto, pursuant to which Innovatus, as a lender, agreed to make certain term loans to the Company in the aggregate principal amount of up to $35.0 million (the “Term Loans”). Funding of the first $22.5 million tranche was completed on March 16, 2020. The Company will be eligible to draw on a second tranche of $5.0 million upon achievement of certain milestones, including the FDA approval of the Company’s New Drug Application for Triferic AVNU. The Company will be eligible to draw on a third tranche of $7.5 million upon the achievement of certain additional milestones, including the achievement of certain Triferic sales thresholds. Net draw down proceeds were $21.2 million with closing costs of $1.3 million.
The Company is entitled to make interest-only payments for thirty months, or up to thirty-six months if certain conditions are met. The Term Loans will mature on March 16, 2025 and will bear interest at the greater of (i) Prime Rate (as defined in the Loan Agreement) and (ii) 4.75%, plus 4.00%, with an initial interest rate of 8.75% per annum. The Company has the option, under certain circumstances, to add 1.00% of such interest rate amount to the then outstanding principal balance in lieu of paying such amount in cash. For the three months ended March 31, 2020 and 2019, interest expense amounted to $80,907 and nil, respectively.
The Loan Agreement is secured by all assets of the Company and Rockwell Transportation, Inc. Proceeds will be used for working capital purposes. The Loan Agreement contains customary representations and warranties and covenants, subject to customary carve outs, and includes financial covenants related to liquidity and trailing twelve months sales of Triferic, with the latter beginning with the period ending December 31, 2020, or September 30, 2020 if the Company draws the second tranche of $5.0 million. As of March 31, 2020, we were in compliance with all the reporting and financial covenants.

Based on the capital raise and debt financing noted above, management believes the Company currently has sufficient funds to meet its operating requirements for at least the next twelve months from the date of the filing of this report.
The Company will require additional capital to sustain its operations and make the investments it needs to execute upon its longer-term business plan, including the launch and further development of Triferic Dialysate and Triferic AVNU. If the Company is unable to generate sufficient revenue from its existing long-term business plan, the Company will need to obtain additional equity or debt financing. If the Company attempts to obtain additional debt or equity financing, the Company cannot assume that such financing will be available on favorable terms, if at all.
General
The actual amount of cash that we will need to execute our business strategy is subject to many factors, including, but not limited to, the expenses and revenue associated with the commercial launch of Triferic Dialysate and Triferic AVNU; the timing and magnitude of cash received from drug product sales; and the timing and expenditures associated with the development of Triferic for international markets; the timing and expenditures associated with the development of further innovative administration techniques of Triferic for dialysis patients; the timing and expenditures associated with the development of our FPC technology for patients with iron-deficiency anemia in other disease states; and the costs associated with ongoing litigation and investigatory matters.
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
We believe that our ability to fund our activities in the long term will be highly dependent upon our ability to successfully launch Triferic Dialysate and Triferic AVNU. Our commercialization of Triferic Dialysate and Triferic AVNU is subject to significant risks and uncertainties, including risks we will be successful in the commercialization of Triferic in accordance with our plans. If our commercialization of Triferic Dialysate and/or Triferic AVNU should be delayed for any reason or not proceed in accordance with our plans, we may be forced to implement cost-saving measures that may potentially have a negative impact on our activities and potentially the results of our research and development programs. If our launch of Triferic Dialysate and/or Triferic AVNU is unsuccessful or our commercial launch does not proceed as planned, we may be unable to secure the additional capital that we will require to continue our research and development activities and operations, which could have a material adverse effect on our business. If we are unable to raise the required capital, we may be forced to curtail all of our activities and, ultimately, cease operations. Even if we are able to raise sufficient capital, such financings may only be available on unattractive terms, or result in significant dilution of stockholders’ interests and, in such event, the market price of our common stock may decline.
Cash Used in Operating Activities

Net cash used in operating activities was $6.5 million for the three months ended March 31, 2020. The net loss for this period was higher than net cash used in operating activities by $1.4 million, which was primarily attributable to non-cash expenses of $1.6 million, consisting primarily of $0.9 million of stock-based compensation, $0.4 million of amortization of the right to use assets, $0.2 million of depreciation and amortization, and a ($0.1) million net change in assets and liabilities.
Net cash used in operating activities was $5.4 million for the three months ended March 31, 2019. The net loss for this period was higher than net cash used in operating activities by $3.3 million, which was primarily attributable to non-cash expenses of $2.2 million, consisting of $1.5 million of stock-based compensation, $0.5 million of amortization of the right to use assets, $0.2 million of depreciation and amortization, and a $1.1 million net changes in assets and liabilities.
Cash Provided by Investing Activities
Net cash provided by in investing activities was $2.6 million during the three months ended March 31, 2020. The net cash provided was primarily due to the sales of our available-for-sale investments of $11.7 million, offset by $8.9 million used for the purchase of investments available-for-sale and $0.2 million for the purchase of equipment.
Net cash provided by investing activities was $3.6 million during the three months ended March 31, 2019. The cash provided was primarily due to the sale of our available-for-sale investments of $12.8 million, offset by $8.8 million used for the purchase of investments available-for-sale, $0.13 million for the purchase of equipment and $0.3 million for the purchase of research and development licenses acquired from a related party.
Cash Provided by Financing Activities
Net cash provided by financing activities was $29.6 million during the three months ended March 31, 2020. The net cash provided was primarily due to net proceeds of $22.1 million related to the Loan Agreement and $8.0 million from the Offering; offset by $0.6 million of payments related short-term note payable.
Net cash provided by financing activities was $0.1 million during the three months ended March 31, 2019.  Additionally, we established an at-the-market offering facility pursuant to which we have the ability to sell from time to time up to $40 million of common stock in at-market transactions.
COVID-19 Impact
The COVID-19 pandemic and resulting global disruptions have adversely affected our business and operations, including, but not limited to, our sales and marketing efforts and our research and development activities, and the operations of third parties upon whom we rely. As noted above, we intend to initiate a sample evaluation program for Triferic AVNU during the third quarter of 2020 in order to prepare for a commercial launch. Quarantines, shelter-in-place, executive and similar government orders may negatively impact our sales and marketing activities, particularly if our sales representatives are unable to interact with current and potential customers to the same extent as before onset of the COVID-19 pandemic. Depending on the severity of the impact on our sales and marketing efforts, the commercial launch of Triferic AVNU could be delayed.

The COVID-19 pandemic and resulting global disruptions have caused significant volatility in financial and credit markets. We have utilized a range of financing methods to fund our operations in the past; however, current conditions in the financial and credit markets may limit the availability of funding or increase the cost of funding. Due to the rapidly evolving nature of the global situation, it is not possible to predict the extent to which these conditions could adversely affect our liquidity and capital resources in the future.

Critical Accounting Policies and Significant Judgments and Estimates
Our critical accounting policies and significant estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2019. Our critical accounting policies and significant estimates have not changed from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, except for those subjects mentioned in the section of the notes to the condensed consolidated financial statements titled Adoption of Recent Accounting Pronouncements.

Recently issued and adopted accounting pronouncements:
We have evaluated all recently issued accounting pronouncements and believe such pronouncements do not have a material effect our financial statements. See Note 3 of the condensed consolidated financial statements at March 31, 2020.
Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Per §229.305 of Regulation S-K, the Company, designated a Smaller Reporting Company as defined in §229.10(f)(1) of Regulation S-K, is not required to provide the disclosure required by this Item.
Item 4.  Controls and Procedures
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
Under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, because of the material weaknesses in our internal controls over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2019, our disclosure controls and procedures were not effective. Notwithstanding the material weaknesses, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, have concluded that the condensed consolidated financial statements as of March 31, 2020, are fairly stated, in all material respects, in accordance with generally accepted accounting principles in the United States for each of the periods presented herein.
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
We continue to make further improvements to our internal controls over financial reporting, in addition to the improvements developed in 2019. During the quarter ended March 31, 2020 and through the date of this report, we implemented the following:

•
Retained a National Public Accounting Firm as our new internal audit partner, reporting to the Audit Committee, to focus on resolving our material weakness and to maintain proper oversight over internal control over financial reporting.

•	Developed our preliminary 2020 audit program, which includes in-house remediation testing of our material weakness in IT general controls.

•	Implemented new programs and policies to provide improved control over change management and user access.

•
Completed preparation of our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 by our Principal Accounting Officer, supported by internal and external resources.

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
Item 1A. Risk Factors
Other than those set forth below, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 under “Item 1A — Risk Factors”.
We have limited capital resources and will likely need additional funding before we are able to achieve profitability.  If we are unable to raise additional capital on attractive terms, or at all, we may be unable to sustain our operations.
We have limited capital resources, a cumulative deficit of approximately $314.5 million since inception and expect to incur further losses for the foreseeable future.  As of March 31, 2020, we had approximately $48.9 million of cash, cash equivalents and investments available-for-sale, and working capital of $46.1 million. Net cash used in operating activities for the three months ended March 31, 2020 was approximately $6.5 million.
On March 22, 2019, the Company entered into a sales agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (the “Agent”), pursuant to which the Company may offer and sell from time to time up to $40.0 million of shares of the Company’s common stock through the Agent. As of December 31, 2019, the Company sold 1,840,443 shares of its common stock pursuant to the Sales Agreement for gross proceeds of $5.4 million, at a weighted average selling price of approximately $2.92. The Company paid $0.3 million in commissions and offering fees related to the sales. As of March 31, 2020, approximately $34.6 million remains available for issuance under this facility.
On February 4, 2020, the Company entered into an underwriting agreement with Cantor Fitzgerald & Co., as underwriter, pursuant to which the Company agreed to issue and sell an aggregate of up to 3,670,212 shares of its common stock, which included 478,723 optional shares that may be sold pursuant to an over-allotment option granted to the underwriters. On February 6, 2020, the Company closed the sale of 3,191,489 shares of its common stock at the public offering price of $2.22 per share (the “Offering”). On February 19, 2020, the underwriter exercised its over-allotment option to purchase an additional 478,723 shares at a price of $2.22 per share, which closed on February 21, 2020. The Company raised a total of $8.0 million, net of issuance costs of $0.1 million, relating to the sale of the common stock in the Offering.
On March 16, 2020, Rockwell Medical, Inc. and Rockwell Transportation, Inc., as Borrowers, entered into a Loan and Security Agreement (the "Loan Agreement") with Innovatus Life Sciences Lending Fund I, LP, as collateral agent and the lenders party thereto, pursuant to which Innovatus, as a lender, agreed to make certain term loans to the Company in the aggregate principal amount of up to $35.0 million (the "Term Loans"). Funding of the first $22.5 million tranche was completed on March 16, 2020. The Company will be eligible to draw on a second tranche of $5.0 million upon achievement of certain milestones, including the FDA approval of the Company’s New Drug Application for Triferic AVNU. The Company will be eligible to draw on a third tranche of $7.5 million upon the achievement of certain additional milestones, including the achievement of certain Triferic sales thresholds. Net draw down proceeds were $21.2 million with closing costs of $1.3 million.

The Company is entitled to make interest-only payments for thirty months, or up to thirty-six months if certain conditions are met. The Term Loans will mature on March 16, 2025, and will bear interest at the greater of (i) Prime Rate (as defined in the Loan Agreement) and (ii) 4.75%, plus 4.00% with an initial interest rate of 8.75% per annum. The Company has the option, under certain circumstances, to add 1.00% of such interest rate amount to the then outstanding principal balance in lieu of paying such amount in cash. The Loan Agreement is secured by all assets of the Company and Rockwell Transportation, Inc. and contains customary representations and warranties and covenants, subject to customary carve outs, and includes financial covenants related to liquidity and trailing twelve months sales of Triferic, with the latter beginning with the period ending December 31, 2020, or September 30, 2020 if the Company draws the second tranche of $5.0 million.
Based on the equity offerings and the Loan Agreement described above, management believes the Company currently has sufficient funds to meet its operating requirements for at least the next twelve months from the date of the filing of this report.
The Company will require additional capital to sustain its operations and make the investments it needs to execute upon its longer-term business plan, including the launch of Triferic Dialysate and Triferic AVNU. If the Company is unable to generate sufficient revenue from its existing long-term business plan, the Company will need to obtain additional equity or debt financing. If the Company attempts to obtain additional debt or equity financing, the Company cannot assume that such financing will be available on favorable terms, if at all.
Our near-term success depends substantially on the commercialization of Triferic Dialysate and Triferic AVNU. Although Triferic Dialysate and Triferic AVNU have been approved by the FDA, we may not be able to commercialize either product successfully.

Triferic Dialysate launched commercially in the United States in May 2019 and Triferic AVNU was approved by the FDA in March 2020; however, it is possible that either version of Triferic will not gain market acceptance and that we will not be successful in the commercialization of these products. We do not know whether we will be able to successfully implement our commercialization strategy for Triferic Dialysate and Triferic AVNU or whether our new business strategy will ultimately be successful.
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
Market acceptance will depend on a number of factors, such as demonstration of Triferic Dialysate’s safety and efficacy, cost-effectiveness, and advantages over existing products. Other factors that may impact the commercial success and ultimate profitability of Triferic include:

•	the rate of adoption of Triferic Dialysate and Triferic AVNU relative to the shelf life of the existing inventory that we have on hand and whether we can sell our existing inventory before it expires;

•	our ability to manage inventory available for commercial sale;

•	the effectiveness of our marketing, sales and distribution strategies and operations for development and commercialization;

•	the impact of Triferic Dialysate and Triferic AVNU on established customer protocols, formularies and operational practices;

•	reimbursement of either formulation of Triferic by government and commercial payors;

•	our ability to execute our marketing strategy without significant additional expenditures;

•	our competitors’ activities, including aggressive marketing and pricing practices and other tactics to retain their market share;

•	our ability to successfully assert our patents against potential competitors who may seek to introduce generic versions of either formulation of Triferic;

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

•
the discovery of previously unknown problems with either formulation of Triferic or with any third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements; and

•	the ability to successfully manufacture enough commercial product and successfully complete our commercialization planning to enable a launch of Triferic AVNU in 2020.
An adverse development with respect to any of the foregoing may have a material adverse effect on our ability to manufacture and market either formulation of Triferic. We cannot assure you that we will be able to generate meaningful and sustained revenues through the sale of either formulation of Triferic. If we are not successful in commercializing either formulation of Triferic, or are significantly delayed in doing so, our entire investment in Triferic may be of no value, our inventory of finished product may expire or become obsolete (resulting in write-offs of such inventory), our licensing rights could be materially adversely affected and the price of our common stock could substantially decline. Even if we are successful in commercializing either formulation of Triferic, since the market is highly concentrated with two significant suppliers, our continued success may depend on adoption of Triferic Dialysate by the limited number of existing dialysis providers.
The ongoing COVID-19 pandemic may result in significant disruptions to our business operations, including the commercial launch of our Triferic products and our clinical trials, which could have a material adverse effect on our business.
Our business and its operations, including but not limited to our sales and marketing efforts and our research and development activities, could be adversely affected by health epidemics in regions where we have business operations, and such health epidemics could cause significant disruption in the operations of third parties upon whom we rely. In December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to other countries, including the United States, and has been declared a pandemic by the World Health Organization. In response to public health directives and orders related to COVID-19, we have implemented work-from-home policies for substantially all employees, excluding our essential manufacturing and distribution employees. The effects of executive and similar government orders, shelter-in-place orders and our work-from-home policies may negatively impact our growth and productivity, disrupt our business, including our sales and marketing activities, and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.
Quarantines, shelter-in-place, executive and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases, may impact personnel at our manufacturing facilities and third-party manufacturing facilities in the United States, Europe and other countries, or the availability or cost of materials we use or require to conduct our business, including product development, which would disrupt our supply chain. If the COVID-19 pandemic were to negatively affect our manufacturing facilities, the costs related to such manufacturing may increase and the productivity of our facilities may decrease. Furthermore, some of our manufacturers and suppliers are in Europe and may be impacted by port closures and other restrictions resulting from the COVID-19 pandemic, which may disrupt our supply chain or limit our ability to obtain sufficient materials for our drug products.
We commercially launched Triferic Dialysate in the United States in May 2019 and we intend to initiate a sample evaluation program for Triferic AVNU during the third quarter of 2020 in order to prepare for a commercial launch. Quarantines, shelter-in-place, executive and similar government orders, or changes in prospective customer practices in response to the COVID-19 outbreak, may negatively impact our sales and marketing activities, particularly if our sales representatives are unable to interact with current and potential customers to the same extent as before onset of the COVID-19 pandemic. Depending on the severity of the impact on our sales and marketing efforts, the commercial launch of Triferic AVNU could be delayed.
In addition, we may face decreased demand if our dialysis patients are unable to travel to dialysis clinics or if dialysis clinics are unable to make additional protocol changes that are required for Triferic. In order to ensure the safety of patients and staff at the dialysis clinics that use our Triferic products, we expect the dialysis clinics will implement a number of changes to their safety procedures. In addition, the dialysis clinics may face challenges related to decreased staffing, if staff members are affected by COVID-19. Changes to safety procedures and/or staffing issues may impede the clinics’ ability to make additional protocol changes that are required for Triferic.
In addition, our clinical trials and our partners’ clinical trials have been and may continue to be affected by the COVID-19 pandemic. For example, Wanbang is our commercialization partner for both Triferic Dialysate and Triferic AVNU in China and we currently expect Wanbang to initiate additional clinical studies during 2020 that are necessary to support a submission for regulatory approval in China. Such clinical studies may be delayed to later in 2020 than previously expected. In addition, meetings between Sun Pharma and the regulatory authorities in India related to our Triferic products have been postponed due to government restrictions in India. If COVID-19 continues to spread in the United States and elsewhere, we or our partners may experience additional disruptions that could severely impact our business and clinical trials, including:

•	delays in receiving authorization from local regulatory authorities to initiate our planned clinical trials;

•	delays in receiving legalization documents from foreign embassies, which are required to allow our partners to direct activities on behalf of the Company in local markets;

•	delays or difficulties in enrolling patients in our clinical trials;

•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

•
delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials, including interruption in global shipping that may affect the transport of clinical trial materials;

•
changes in local regulations as part of a response to the COVID-19 pandemic which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;

•
diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•
interruption of key clinical trial activities, such as clinical trial site monitoring and data entry and verification, due to limitations on travel imposed or recommended by federal or state governments, employers and others, or interruption of clinical trial subject visits and study procedures, the occurrence of which could affect the completeness and integrity of clinical trial data and, as a result, determine the outcomes of the trial;

•
risk that participants enrolled in our clinical trials will acquire COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events;

•	risk that participants enrolled in our clinical trials will not be able to travel to our clinical trial sites as a result of quarantines or other restrictions resulting from COVID-19;

•	risk that participants enrolled in our clinical trials will not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services;

•	interruptions or delays in preclinical studies due to restricted or limited operations at our research and development laboratory facilities;

•
delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees;

•
limitations in employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;

•	refusal of the FDA to accept data from clinical trials in affected geographies; and

•	interruption or delays to our clinical activities.
The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by COVID-19, and the duration of such impact, may be difficult to assess or predict, the widespread pandemic has resulted in significant disruption of global financial markets, which could reduce our ability to access capital and negatively affect our future liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 and related government orders and restrictions could materially affect our business and the value of our common stock.
The COVID-19 pandemic continues to evolve rapidly. The ultimate impact of the COVID-19 pandemic or a similar public health emergency is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems, or the global economy as a whole. However, any one or a combination of these events could have an adverse effect on the operation of and results from our clinical trials and on our other business operations, which could negatively impact our business, operating results and financial condition.
The risks related to the ongoing COVID-19 pandemic may amplify the other risk factors described in this “Item 1A.-Risk Factors” and in the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019.
Our Loan Agreement with Innovatus contains certain covenants that could adversely affect our operations and, if an event of default were to occur, we could be forced to repay the outstanding indebtedness sooner than planned and possibly at a time when we do not have sufficient capital to meet this obligation. The occurrence of any of these events could cause a significant adverse impact on our business, prospects and share price.
Pursuant to the Loan Agreement, we have pledged substantially all of our assets and the assets of our subsidiary, Rockwell Transportation, Inc., and have agreed that we may not sell or assign rights to our patents and other intellectual property without the prior consent of Innovatus. Additionally, the Loan Agreement contains affirmative and negative covenants that, among other things, restrict our ability to:

•	incur additional indebtedness;

•	grant liens;

•	make distributions, including dividends;

•	enter into a merger or consolidation;

•	alter the business of the Company; or

•	sell all or a portion of the Company’s property, business or assets.
These terms of the Loan Agreement could prevent us from taking certain actions without the consent of our lenders, which may limit our flexibility in operating our business and our ability to take actions that might be advantageous to us and our stockholders, placing us at a competitive disadvantage compared to our competitors who have less leverage and who therefore may be able to take advantage of opportunities that our leverage prevents us from exploiting.
The Loan Agreement also includes customary events of default, including, among other things, a change of control. Upon the occurrence and continuation of an event of default, all amounts due under the Loan Agreement become (in the case of a bankruptcy event), or may become (in the case of all other events of default and at the option of Innovatus), immediately due and payable.
If an event of default under the Loan Agreement should occur, we could be required to immediately repay the outstanding indebtedness. If we are unable to repay this debt, the lenders would be able to foreclose on the secured collateral, including our cash accounts, and take other remedies permitted under the Loan Agreement. Even if we are able to repay the indebtedness on an event of default, the repayment of these sums may significantly reduce our working capital and impair our ability to operate as planned. The occurrence of any of these events could cause a significant adverse impact on our business and financial condition.
We do not anticipate paying dividends in the foreseeable future.
Since inception, we have not paid any cash dividends on our common stock and do not anticipate paying such dividends in the foreseeable future. In addition, the terms of our Loan Agreement with Innovatus restrict our ability to pay dividends to limited circumstances. As a result, investors in our common stock may only receive a return if the market price of our common stock increases.
The payment of dividends is within the discretion of our Board of Directors, subject to the restrictions in the Loan Agreement, and depends upon our earnings, capital requirements, financial condition and requirements, future prospects, restrictions in future financing agreements, business conditions and other factors deemed relevant by the Board. We intend to retain earnings and any cash resources to finance our operations. Therefore, it is highly unlikely we will pay cash dividends.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX
Exhibit No.	Description

4.1	Form of Warrant to Purchase Common Stock for Innovatus (Company's Form 8-K filed March 20, 2020).

10.1†	Loan and Security Agreement, dated March 16, 2020, by and among the Company, Innovatus Life Sciences Lending Fund I, LP and the lenders party thereto.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1#	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Database

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

#
Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

†    Portions of the exhibit have been omitted for confidentiality purposes.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKWELL MEDICAL, INC.
(Registrant)

Date: May 11, 2020	/s/ Russell Ellison
Russell Ellison Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2020	/s/ Angus Smith
Angus Smith Chief Financial Officer (Principal Financial Officer)