Form 10-Q
period 2020-06-30
ROCKWELL MEDICAL, INC.
filed 2020-08-10
CIK 1041024

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
The number of shares of common stock outstanding as of August 7, 2020 was 70,297,814.

Rockwell Medical, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Cash and Cash Equivalents	$26,697,063	$11,794,526
Investments Available-for-Sale	13,258,197	14,250,176
Accounts Receivable, net	3,565,292	4,202,725
Inventory, net	4,557,177	3,646,906
Prepaid and Other Current Assets	3,458,104	2,979,504
Total Current Assets	51,535,833	36,873,837
Property and Equipment, net	2,306,462	2,433,405
Inventory, Non-Current	821,000	441,000
Right of Use Assets, net	2,440,115	3,212,530
Goodwill	920,745	920,745
Other Non-Current Assets	560,588	434,935
Total Assets	$58,584,743	$44,316,452
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts Payable	$3,313,240	$3,018,424
Accrued Liabilities	4,437,080	4,517,732
Settlement Payable	—	104,000
Lease Liability - Current	1,342,228	1,493,394
Deferred License Revenue - Current	2,174,626	2,233,640
Insurance Financing Note Payable	—	763,422
Customer Deposits	38,273	55,100
Other Current Liability - Related Party	189,600	187,849
Total Current Liabilities	11,495,047	12,373,561

Lease Liability - Long-Term	1,204,210	1,780,626
Term Loan, Net of Issuance Costs	20,764,213	—
Deferred License Revenue - Long-Term	8,909,703	9,842,762
Total Liabilities	42,373,173	23,996,949

Commitments and Contingencies (See Note 14)

Stockholders’ Equity:
Preferred Stock, $0.0001 par value, 2,000,000 shares authorized; no shares issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Common Stock, $0.0001 par value; 170,000,000 shares authorized; 70,156,922 and 65,378,890 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	7,017	6,538
Additional Paid-in Capital	337,551,385	326,777,250
Accumulated Deficit	(321,392,548)	(306,516,265)
Accumulated Other Comprehensive Income	45,716	51,980
Total Stockholders’ Equity	16,211,570	20,319,503
Total Liabilities and Stockholders’ Equity	$58,584,743	$44,316,452
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019

Net Sales	$15,895,971	$14,845,788	$31,752,510	$30,405,227
Cost of Sales	15,015,404	14,112,639	29,759,017	28,661,686
Gross Profit	880,567	733,149	1,993,493	1,743,541
Selling and Marketing	1,996,595	2,218,997	4,069,393	5,321,375
General and Administrative	2,871,013	5,496,670	8,144,445	11,717,169
Settlement Expense	—	430,000	—	430,000
Research and Product Development	1,616,393	2,958,276	3,437,881	3,455,552
Operating Loss	(5,603,434)	(10,370,794)	(13,658,226)	(19,180,555)

Other Income (Expense)
Realized Gain on Investments	2,065	4,135	3,994	18,023
Warrant Modification Expense	(837,322)	—	(837,322)	—
Interest Expense	(520,604)	—	(622,556)	—
Interest Income	66,750	74,476	237,827	192,002
Total Other Income	(1,289,111)	78,611	(1,218,057)	210,025

Net Loss	$(6,892,545)	$(10,292,183)	$(14,876,283)	$(18,970,530)

Basic and Diluted Net Loss per Share	$(0.10)	$(0.18)	$(0.22)	$(0.33)
Basic and Diluted Weighted Average Shares Outstanding	69,428,574	58,216,066	68,473,407	57,660,947
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019

Net Loss	$(6,892,545)	$(10,292,183)	$(14,876,283)	$(18,970,530)
Unrealized Loss on Available-for-Sale Debt Instrument Investments	(5,701)	11,426	(12,411)	4,265
Foreign Currency Translation Adjustments	536	236	6,147	144
Comprehensive Loss	$(6,897,710)	$(10,280,521)	$(14,882,547)	$(18,966,121)
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the three and six months ended June 30, 2020
(Unaudited)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS' EQUITY
	SHARES	AMOUNT
Balance as of January 1, 2020	65,378,890	$6,538	$326,777,250	$(306,516,265)	$51,980	$20,319,503
Net Loss	—	—	—	(7,983,738)	—	(7,983,738)
Unrealized Loss on Available-for-Sale Investments	—	—	—	—	(6,710)	(6,710)
Foreign Currency Translation Adjustments	—	—	—	—	5,611	5,611
Issuance of common stock, net of offering costs/Bought Deal	3,670,212	367	8,003,590	—	—	8,003,957
Issuance of Warrants related to Debt Financing	—	—	500,736	—	—	500,736
Stock-based Compensation	—	—	934,846	—	—	934,846
Balance as of March 31, 2020	69,049,102	$6,905	$336,216,422	$(314,500,003)	$50,881	$21,774,205
Net Loss	—	—	—	(6,892,545)	—	(6,892,545)
Unrealized Loss on Available-for-Sale Investments	—	—	—	—	(5,701)	(5,701)
Foreign Currency Translation Adjustments	—	—	—	—	536	536
Issuance of common stock, net of offering costs/Public offering	987,716	99	1,977,531	—	—	1,977,630
Vesting of Restricted Stock Units Issued, net of taxes withheld	120,104	13	(18,876)	—	—	(18,863)
Warrant Modification Expense	—	—	837,322	—	—	837,322
Stock-based Compensation expense	—	—	(1,461,014)	—	—	(1,461,014)
Balance as of June 30, 2020	70,156,922	$7,017	$337,551,385	$(321,392,548)	$45,716	$16,211,570

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For the three and six months ended June 30, 2019
(Unaudited)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS' EQUITY
	SHARES	AMOUNT
Balance as of January 1, 2019	57,034,154	$5,703	$299,596,257	$(272,388,234)	$63,148	$27,276,874
Net Loss	—	—	—	(8,678,347)	—	(8,678,347)
Unrealized Loss on Available-for-Sale Investments	—	—	—	—	(7,161)	(7,161)
Foreign Currency Translation Adjustments	—	—	—	—	(92)	(92)
Exercise of Employee Stock Options, Net of Tax	30,000	3	147,897	—	—	147,900
Delivery of common stock underlying restricted stock units, net of tax	64,173	7	(95,436)	—	—	(95,429)
Stock-based Compensation	—	—	1,517,302	—	—	1,517,302
Balance as of March 31, 2019	57,128,327	$5,713	$301,166,020	$(281,066,581)	$55,895	$20,161,047
Net Loss	—	—	—	(10,292,183)	—	(10,292,183)
Unrealized Gain on Available-for-Sale Investments	—	—	—	—	11,426	11,426
Foreign Currency Translation Adjustments	—	—	—	—	236	236
Issuance of common stock, net of offering costs/Public offering	5,833,334	583	16,120,096	—	—	16,120,679
Issuance of common stock, net of offering costs/At-the-market offering	437,043	44	2,089,164	—	—	2,089,208
Stock-based Compensation	—	—	1,501,326	—	—	1,501,326
Balance as of June 30, 2019	63,398,704	$6,340	$320,876,606	$(291,358,764)	$67,557	$29,591,739
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2020 and 2019
(Unaudited)

	2020	2019
Cash Flows From Operating Activities:
Net Loss	$(14,876,283)	$(18,970,530)
Adjustments To Reconcile Net Loss To Net Cash Used In Operating Activities:
Depreciation and Amortization	407,680	380,372
Stock-based Compensation	(526,168)	3,018,628
Warrant Modification Expense	837,322	—
Increase in Inventory Reserves	12,000	192,000
Amortization of Right of Use Asset	748,160	975,947
Amortization of Debt Financing Costs and Accretion of Debt Discount	107,527	—
Loss (Gain) on Disposal of Assets	6,048	(300)
Realized (Gain) on Sale of Investments Available-for-Sale	(3,996)	(18,023)
Foreign Currency Translation Adjustment	6,147	144
Changes in Assets and Liabilities:
Decrease in Accounts Receivable, net	637,432	1,590,656
Decrease in Insurance Receivable	—	371,217
(Increase) Decrease in Inventory	(1,302,270)	66,141
(Increase) Decrease in Prepaid and Other Assets	(607,574)	125,750
Increase (Decrease) in Accounts Payable	294,816	(426,772)
Increase (Decrease) in Settlement Payable	(104,000)	13,332
Decrease in Lease Liability	(703,327)	(977,636)
Decrease in Other Liabilities	(95,728)	(992,909)
Decrease in Deferred License Revenue	(992,073)	(1,126,434)
Changes in Assets and Liabilities	(2,872,724)	(1,356,655)
Cash Used In Operating Activities	(16,154,287)	(15,778,417)
Cash Flows From Investing Activities:
Purchase of Investments Available-for-Sale	(16,513,592)	(21,774,410)
Sale of Investments Available-for-Sale	17,497,153	18,798,678
Purchase of Equipment	(283,462)	(305,030)
Purchase of Research and Development Licenses (Related Party)	—	(500,000)
Cash Provided By (Used In) Investing Activities	700,099	(3,780,762)
Cash Flows From Financing Activities:
Proceeds from Term Loan	22,500,000	—
Debt Issuance Costs	(1,342,578)	—
Payments on Short Term Note Payable	(763,421)	—
Proceeds from the Issuance of Common Stock / Public Offering	8,147,871	17,500,002
Offering Costs from the Issuance of Common Stock / Public Offering	(143,914)	(1,379,323)
Proceeds from the Issuance of Common Stock / At-the Market Offering	2,034,073	2,296,235
Offering Costs from the Issuance of Common Stock / At-the Market Offering	(56,443)	(207,027)

Proceeds from the Exercise of Employee Stock Options	—	147,900
Repurchase of Common Stock to Pay Employee Withholding Taxes	(18,863)	(95,429)
Cash Provided By Financing Activities	30,356,725	18,262,358

Increase (Decrease) In Cash and Cash Equivalents	14,902,537	(1,296,821)
Cash and cash equivalents At Beginning Of Period	11,794,526	22,713,980
Cash and cash equivalents At End Of Period	$26,697,063	$21,417,159

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$409,931	$—
Supplemental Disclosure of Noncash Investing and Financing Activities:
Change in Unrealized Loss on Marketable Securities Available-for-Sale	$(12,411)	$4,265
Insurance Financing Note Payable	$—	$1,908,554
Fair Value of Warrants issued related to Debt Financing	$500,736	$—
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.  Description of Business

Rockwell Medical, Inc. and subsidiaries (collectively, “we”, “our”, “us”, or the “Company”), is a biopharmaceutical company dedicated to improving outcomes for patients with iron deficiency and iron-deficiency anemia, with an initial focus on patients with end-stage kidney disease (ESKD) and on dialysis. The Company is focused on developing its proprietary ferric pyrophosphate citrate (“FPC”) therapeutic platform. The first product developed from this platform is Triferic, the first-FDA approved product for the replacement of iron and maintenance of hemoglobin in adult hemodialysis patients. We initiated commercial sales of Triferic Dialysate, during the second quarter of 2019 and received approval by the U.S. Food and Drug Administration ("FDA") for the intravenous formulation of Triferic, Triferic AVNU, on March 27, 2020. We plan to leverage our experience with Triferic to develop our FPC platform for iron deficiency and iron deficiency anemia in other disease states. We are also a manufacturer of hemodialysis concentrates for dialysis providers and distributors in the United States and abroad. We supply the domestic market with dialysis concentrates and we also supply dialysis concentrates to distributors serving a number of foreign countries, primarily in the Americas and the Pacific Rim.

Our mission is to transform anemia management in a wide variety of disease states across the globe, while improving patients’ lives. Accordingly, we are building the foundation to become a leading medical and commercial organization in the field of iron deficiency.

Triferic® is a registered trademark of Rockwell Medical, Inc.
2.  Liquidity and Capital Resources
As of June 30, 2020, the Company had approximately $26.7 million of cash and cash equivalents, $13.3 million of investments available-for-sale, working capital of $40.0 million and an accumulated deficit of $321.4 million. Net cash used in operating activities for the six months ended June 30, 2020 was approximately $16.2 million. Management evaluated the Company’s ability to continue as going concern for at least the next 12 months from the filing of this report. Based on the currently available working capital, capital raise and debt financing described below, management believes the Company currently has sufficient funds to meet its operating requirements for at least the next twelve months from the date of the filing of this report.
In February 2020, the Company sold 3,670,212 shares of its common stock for proceeds of $8.0 million, net of issuance costs. On March 16, 2020, the Company closed a debt financing transaction with net proceeds at closing of approximately $21.2 million, net of fees and expenses (See Note 15 for further detail).
During the six months ended June 30, 2020, the Company sold 987,716 shares of its common stock as part of its sales agreement with Cantor Fitzgerald & Co. for proceeds of $2.0 million, net of issuance costs. Approximately $32.6 million remains available for sale under this facility. See Note 10 for further detail.

The Company will require additional capital to sustain its operations and make the investments it needs to execute upon its longer-term business plan, including the continued commercialization of Triferic Dialysate and Triferic AVNU, executing plans for enhancing its medical capabilities, generating additional data for Triferic and developing Triferic for new therapeutic indications. If the Company is unable to generate sufficient revenue from its existing long-term business plan, the Company will need to obtain additional equity or debt financing. If the Company attempts to obtain additional debt or equity financing, the Company cannot assume that such financing will be available on favorable terms, if at all.
The COVID-19 pandemic and resulting global disruptions have adversely affected our business and operations, including, but not limited to, our sales and marketing efforts and our research and development activities, and the operations of third parties upon whom we rely. As noted above, we intend to initiate a sample evaluation program for Triferic AVNU during the third quarter of 2020 in order to prepare for a commercial launch. Quarantines, shelter-in-place, executive and similar government orders may negatively impact our sales and marketing activities, particularly if our sales representatives are unable to interact with current and potential customers to the same extent as before onset of the COVID-19 pandemic. Depending on the severity of the impact on our sales and marketing efforts, the timing of our commercial launch of Triferic AVNU could be adjusted into the first quarter of 2021.

The COVID-19 pandemic and resulting global disruptions have caused significant volatility in financial and credit markets. We have utilized a range of financing methods to fund our operations in the past; however, current conditions in the financial and

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

The condensed consolidated balance sheet at June 30, 2020, condensed consolidated statements of operations for the three and six months ended June 30, 2020 and 2019, condensed consolidated statements of cash flows for the six months ended June 30, 2020 and 2019, and condensed consolidated statement of changes in shareholder’s equity for the three and six months ended June 30, 2020 and 2019 are unaudited, but include all adjustments, consisting of normal recurring adjustments, that the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and six months ended June 30, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020 or for any future interim period. The condensed consolidated balance sheet at December 31, 2019 has been derived from audited financial statements, however, it does not include all of the information and notes required by GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2019 and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as filed with the SEC on Form 10-K on March 17, 2020. The Company’s consolidated subsidiaries consisted of its wholly-owned subsidiaries, Rockwell Transportation, Inc. and Rockwell Medical India Private Limited.
The accompanying condensed consolidated interim financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.
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
Loss Per Share

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

	As of June 30,
	2020	2019
Options to purchase common stock	6,225,562	8,187,161
Unvested restricted stock awards	146,800	146,800
Unvested restricted stock units	503,395	1,658,205
Warrants to purchase common stock	3,248,054	2,770,781
	10,123,811	12,762,947

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

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
The Company received upfront fees under three distribution and license agreements that have been deferred as a contract liability.  The amounts received from Wanbang Biopharmaceuticals Co., Ltd. (“Wanbang”) and amounts to be received from Sun Pharmaceutical Industries Ltd. ("Sun Pharma") are recognized as revenue over the estimated term of the applicable distribution and license agreement as regulatory approval was not received and the Company did not have sufficient experience in China and India, respectively, to determine that regulatory approval was probable as of the execution of the agreement.  The amounts received from Baxter Healthcare Corporation (“Baxter”), are recognized as revenue at the point in time that the estimated product sales under the agreement occur.
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
Disaggregation of revenue
Revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

In thousands of US dollars ($)	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
Products By Geographic Area	Total	U.S.	Rest of World	Total	U.S.	Rest of World
Drug Revenues
Product Sales – Point-in-time	$182	$182	$—	$381	$381	$—
License Fee – Over time	56	—	56	112	—	112
Total Drug Products	238	182	56	493	381	112
Concentrate Products
Product Sales – Point-in-time	15,168	13,319	1,849	30,280	26,826	3,454
License Fee – Over time	490	490	—	980	980	—
Total Concentrate Products	15,658	13,809	1,849	31,260	27,806	3,454
Net Revenue	$15,896	$13,991	$1,905	$31,753	$28,187	$3,566

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In thousands of US dollars ($)	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
Products By Geographic Area	Total	U.S.	Rest of World	Total	U.S.	Rest of World
Drug Revenues
Product Sales – Point-in-time	$15	$15	$—	$15	$15	$—
License Fee – Over time	$68	$—	68	136	—	136
Total Drug Products	83	15	68	151	15	136
Concentrate Products
Product Sales – Point-in-time	14,268	12,822	1,446	29,264	25,746	3,518
License Fee – Over time	495	495	—	990	990	—
Total Concentrate Products	14,763	13,317	1,446	30,254	26,736	3,518
Net Revenue	$14,846	$13,332	$1,514	$30,405	$26,751	$3,654

Contract balances
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

In thousands of US dollars ($)	June 30, 2020	December 31, 2019
Receivables, which are included in "Trade and other receivables"	$3,565	$4,203
Contract liabilities	$11,084	$12,076

There were no material losses recognized related to any receivables arising from the Company’s contracts with customers for the three and six months ended June 30, 2020 and 2019.
For the three and six months ended June 30, 2020 and June 30, 2019, the Company did not recognize any material bad-debt expense. There were no material contract assets recorded on the condensed consolidated balance sheet as of June 30, 2020 and December 31, 2019.  The Company does not generally accept returns of its concentrate products and no material reserve for returns of concentrate products was established as of June 30, 2020 or December 31, 2019.
The contract liabilities primarily relate to upfront payments and consideration received from customers that are received in advance of the customer assuming control of the related products
Transaction price allocated to remaining performance obligations
For the three and six months ended June 30, 2020, revenue recognized from performance obligations related to prior periods was not material.
Revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, contracts where revenue is recognized as invoiced and contracts with variable consideration related to undelivered performance obligations, totaled $11.1 million as of June 30, 2020. The amount relates primarily to upfront payments and consideration received from customers that are received in advance of the customer assuming control of the related products. The Company applies the practical expedient in paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less. The Baxter Agreement includes minimum commitments of product sales over the duration of the agreement. Unfulfilled performance obligations related to the Baxter Agreement are product sales of $8.2 million as of June 30, 2020, which is being amortized ratably through expiration of the Baxter Agreement on October 2, 2024.
5.  Investments - Available-for-Sale
Investments available-for-sale consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	Amortized Cost	Unrealized Gain	Unrealized Loss	Accrued Interest Income	Fair Value
Available-for-Sale Securities
Bonds	$13,172,049	$14,468	$(447)	$72,127	$13,258,197

	December 31, 2019
	Amortized Cost	Unrealized Gain	Unrealized Loss	Accrued Interest	Fair Value
Available-for-Sale Securities
Bonds	$14,238,161	$13,321	$(1,306)	$—	$14,250,176

The fair value of investments available-for-sale are determined using quoted market prices from daily exchange-traded markets based on the closing price as of the balance sheet date and are classified as a Level 1 measurement under ASC 820 Fair Value Measurements.
As of June 30, 2020 and December 31, 2019, the amortized cost and estimated fair value of our available-for-sale securities were due within one year.
6.  Inventory

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Components of inventory, net of reserves, as of June 30, 2020 and December 31, 2019 are as follows:

	June 30, 2020	December 31, 2019
Raw Materials	$3,041,887	$2,471,234
Work in Process	303,545	184,382
Finished Goods	2,032,745	1,432,290
Total	$5,378,177	$4,087,906

As of June 30, 2020, we classified $0.8 million of inventory as non-current, all of which was related to Triferic or the active pharmaceutical ingredient and raw materials for Triferic. As of June 30, 2020, we had total Triferic inventory aggregating $3.7 million, against which we had reserved $2.5 million.
The $1.2 million net value of Triferic inventory consisted of $0.2 million of Triferic Dialysate finished goods with expiration dates ranging from December 2020 to May 2021, $0.5 million of Triferic API with estimated remaining shelf life extending through 2023, and $0.5 million of raw materials for Triferic with estimated remaining shelf life extending beyond 2025.
7.  Property and Equipment
As of June 30, 2020 and December 31, 2019, the Company’s property and equipment consisted of the following:

	June 30, 2020	December 31, 2019
Leasehold Improvements	$1,175,986	$1,162,328
Machinery and Equipment	4,869,771	4,672,724
Information Technology & Office Equipment	1,822,260	1,810,246
Laboratory Equipment	652,676	653,075
	8,520,693	8,298,373
Accumulated Depreciation	(6,214,231)	(5,864,968)
Property and Equipment, net	$2,306,462	$2,433,405

Depreciation expense for the three months ended June 30, 2020 and 2019 totaled $0.2 million. Depreciation expense for the six months ended June 30, 2020 and 2019 totaled $0.4 million.
8.  Accrued Liabilities
Accrued liabilities as of June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020	December 31, 2019
Accrued Research & Development Expense	$268,677	$283,407
Accrued Compensation and Benefits	2,032,651	1,018,196
Accrued Legal Expenses	116,578	181,597
Accrued Marketing Expenses	191,797	61,164
Other Accrued Liabilities	1,827,377	2,973,368
Total Accrued Liabilities	$4,437,080	$4,517,732

9.  Deferred Revenue
In October 2014, the Company entered into the Baxter Agreement with Baxter and received an upfront fee of $20 million. The upfront fee was recorded as deferred revenue and is being recognized based on the proportion of product shipments to Baxter in each period, compared with total expected sales volume over the term of the Baxter Agreement, which expires in October 2024. The Company recognized revenue of approximately $0.5 million and $1.0 million for the three and six months ended June 30,

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

2020 and 2019, respectively. Deferred revenue related to the Baxter Agreement totaled $8.2 million as of June 30, 2020 and $9.1 million as of December 31, 2019.
If a “Refund Trigger Event” occurs under the Baxter Agreement, we would be obligated to repay a portion of the upfront fee and any paid portion of the facility fee. In the event of a Refund Trigger Event occurring from April 1, 2020 to December 31, 2021, Baxter would be eligible for a 25% refund of the Baxter Agreement’s upfront fee. In addition, if Baxter terminates the Baxter Agreement because Baxter has been enjoined by a court of competent jurisdiction from selling in the United States any product covered by the Baxter Agreement due to a claim of intellectual property infringement or misappropriation relating to such product prior to the end of 2020, Baxter would be eligible for a partial refund of the upfront fee of $5.0 million. In no event does the Baxter Agreement require more than one refund be paid.
In 2016, the Company entered into a distribution and license agreement with Wanbang (the "Wanbang Agreement") and received an upfront fee of $4.0 million. The upfront fee was recorded as deferred revenue and is being recognized as revenue based on the agreement term. The Company recognized revenue of approximately $53,000 and $0.1 million for the three and six months ended June 30, 2020 and 2019, respectively. Deferred revenue related to the Wanbang Agreement totaled $2.9 million as of June 30, 2020 and $3.0 million as of December 31, 2019.

On January 14, 2020, we entered into license and supply agreements with Sun Pharma (the "Sun Pharma Agreements"), for the rights to commercialize Triferic Dialysate (ferric pyrophosphate citrate) in India. Under the terms of the Sun Pharma Agreements, Sun Pharma will be the exclusive development and commercialization partner for Triferic Dialysate in India, and we will supply the product to Sun Pharma. In consideration for the license, we received an upfront fee of $0.1 million, and will be eligible for milestone payments and royalties on net sales. A Joint Alliance Committee, comprised of members from the Company and Sun Pharma, will guide the development and execution for Triferic Dialysate in India. Sun Pharma will be responsible for all clinical and regulatory approval, as well as commercialization activities. The upfront fee was recorded as deferred revenue and is being recognized as revenue based on the agreement term. The Company recognized revenue of approximately $2,500 and $5,000 during the three and six months ended June 30, 2020, respectively.
10.  Stockholders’ Equity

The Company held its annual meeting of stockholders on May 18, 2020 (the “Annual Meeting”). At the Annual Meeting, the Company’s stockholders approved the amendment and restatement of the Rockwell Medical, Inc. 2018 Long Term Incentive Plan to increase the number of shares of common stock issuable thereunder by 2,900,000 shares (the “Amended 2018 Plan”).
Preferred Stock
As of June 30, 2020 and December 31, 2019, there were 2,000,000 shares of preferred stock, $0.0001 par value per share, authorized and no shares of preferred stock issued or outstanding.
Common Stock
As of June 30, 2020 and December 31, 2019, there were 170,000,000 shares of common stock, $0.0001 par value per share, authorized and 70,156,922 and 65,378,890 shares issued and outstanding, respectively.
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

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

During the year ended December 31, 2019, the Company sold 1,840,443 of shares of its common stock pursuant to the Sales Agreement for gross proceeds of $5,383,079, at a weighted average selling price of approximately $2.92. The Company paid $309,479 in commissions and offering fees related to the sale of the common stock. For the six months ended June 30, 2020, the Company sold 987,716 of shares of its common stock pursuant to the Sales Agreement for gross proceeds of $2,034,073, at a weighted average selling price of approximately $2.06. The Company paid $56,443 in commissions and offering fees related to the sale of common stock. Approximately $32.6 million remains available for sale under this facility.

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
11.  Stock-Based Compensation
The Company recognized total stock-based compensation expense during the three and six months ended June 30, 2020 and 2019 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Service-based awards:
Restricted stock units	$(4,127)	$427,472	$233,987	$771,823
Stock option awards	336,513	547,139	776,138	1,199,163
	332,386	974,611	1,010,125	1,970,986
Performance-based awards:
Restricted stock units	(1,196,713)	402,814	(1,025,502)	801,202
Stock option awards	(596,687)	123,901	(510,791)	246,440
	(1,793,400)	526,715	(1,536,293)	1,047,642
Total	$(1,461,014)	$1,501,326	$(526,168)	$3,018,628

Restricted Stock
A summary of the Company’s restricted stock awards during the six months ended June 30, 2020 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2020	146,800	$5.70
Unvested at June 30, 2020	146,800	$5.70
A summary of the Company’s restricted stock awards during the six months ended June 30, 2019 is as follows:

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2019	146,800	$5.70
Unvested at June 30, 2019	146,800	$5.70

The fair value of restricted stock awards are measured based on their fair value on the date of grant and amortized over the vesting period of 20 months. As of June 30, 2020, unvested restricted stock awards of 146,800 were related to performance-based awards.
Service-Based Restricted Stock Units
A summary of the Company’s service-based restricted stock units during the six months ended June 30, 2020 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2020	463,786	$4.26
Granted	188,904	2.09
Vested	(128,460)	4.30
Forfeited	(104,168)	4.66
Unvested at June 30, 2020	420,062	$3.27

A summary of the Company’s service-based restricted stock units during the six months ended June 30, 2019 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2019	472,959	$4.32
Granted	199,938	4.45
Forfeited	(3,650)	4.81
Unvested at June 30, 2019	669,247	$4.36

The fair value of service based restricted stock units are measured based on their fair value on the date of grant and amortized over the vesting period. The vesting periods range from 1 to 3 years. Stock-based compensation expense of nil and $0.2 million was recognized during the three and six months ended June 30, 2020, respectively. Stock-based compensation expense of $0.4 million and $0.8 million was recognized during the three and six months ended June 30, 2019, respectively. As of June 30, 2020, the unrecognized stock-based compensation expense was $0.6 million, which is expected to be recognized over an estimated weighted average remaining term of 1 year. Included in the forfeited service-based restricted stock units are 96,541 units related to the resignation of the Company's former President and Chief Executive Officer on April 17, 2020. These forfeited awards reduced stock-based compensation expense by $0.2 million.
Performance-Based Restricted Stock Units
A summary of the Company’s performance-based restricted stock units during the six months ended June 30, 2020 is as follows:

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2020	988,958	$4.48
Forfeited	(905,625)	4.61
Unvested at June 30, 2020	83,333	$3.09

A summary of the Company’s performance-based restricted stock units during the six months ended June 30, 2019 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2019	988,958	$4.48
Unvested at June 30, 2019	988,958	$4.48

Stock-based compensation expense recognized for performance-based restricted stock units was ($1.2) million and ($1.0) million during the three and six months ended June 30, 2020 and $0.4 million and $0.8 million for the three and six months ended June 30, 2019, respectively. As of June 30, 2020, the unrecognized stock-based compensation expense related to performance-based restricted stock units was $0.1 million, which is expected to be recognized over an estimated weighted average remaining term of 2 years. The forfeited performance-based restricted stock awards of 905,625 is due to the resignation of the Company's former President and Chief Executive Officer on April 17, 2020. These forfeited awards reduced stock-based compensation expense by $1.3 million.
Service-Based Stock Options
The fair value of the service-based stock options granted for the six months ended June 30, 2020 were based on the following assumptions:

June 30, 2020
Exercise price	$1.77 - $2.45
Expected stock price volatility	68.2% - 74.4%
Risk-free interest rate	0.35% - 1.65%
Term (years)	5.5 -6.5

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

A summary of the Company’s service-based stock option activity for the six months ended June 30, 2020 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2020	8,210,024	$7.06	5.1	$107,150
Granted	1,610,344	2.24	5.9	—
Forfeited	(211,471)	4.41	—	—
Expired	(3,983,335)	8.30	—	—
Outstanding at June 30, 2020	5,625,562	$4.90	6.7	$1,100

Exercisable at June 30, 2020	2,809,954	$7.09	4.3	$—
A summary of the Company’s service-based stock option activity for the six months ended June 30, 2019 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2019	7,856,480	$7.50	5.2	$—
Granted	523,105	4.33	9.7	—
Exercised	(30,000)	4.93	—	—
Forfeited	(550,549)	6.67	—	—
Outstanding at June 30	7,799,036	$7.36	5.4	$2,500

Exercisable at June 30, 2019	6,183,193	$8.16	4.3	$—

The aggregate intrinsic value in the table above is calculated as the difference between the closing price of our common stock and the exercise price of the stock options that had strike prices below the closing price.
During the six months ended June 30, 2020, the Company granted stock options to purchase up to 1,610,344 shares of common stock to certain employees.  During the six months ended June 30, 2020, 211,471 shares were forfeited. Forfeitures are recorded in the period of occurrence; compensation expense is adjusted accordingly.
Stock-based compensation expense recognized for service-based stock options was $0.3 million and $0.8 million for the three and six months ended June 30, 2020, respectively. Stock-based compensation expense recognized for service-based stock options was $0.5 million and $1.2 million for the three and six months ended June 30, 2019, respectively. As of June 30, 2020, total stock-based compensation expense related to unvested options not yet recognized totaled approximately $3.1 million, which is expected to be recognized over an estimated weighted average remaining term of 1.4 years. Included in the forfeited service-based stock options are 129,375 unvested options related to the resignation of the Company's former President and Chief Executive Officer on April 17, 2020. These forfeited awards reduced stock-based compensation expense by $0.2 million. Included in the expired service-based stock options are 3,783,335 options related to the settlement with the former Chief Executive Officer, Robert Chioini, former Chief Financial Officer, Thomas Klema, and a former and then current director. See Note 14 for further details.
Performance-Based Stock Options
A summary of the performance-based stock options for the six months ended June 30, 2020 is as follows:

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2020	388,125	$4.70
Granted	600,000	2.45
Forfeited	(388,125)	4.70
Outstanding at June 30, 2020	600,000	$2.45

Exercisable at June 30, 2020	—	$—
A summary of the performance-based stock options for the six months ended June 30, 2019 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2019	388,125	$4.70
Outstanding at June 30, 2019	388,125	$4.70

Exercisable at June 30, 2019	—	$—

Stock-based compensation expense recognized for performance-based stock options was ($0.6) million and ($0.5) million for the three and six months ended June 30, 2020. Stock-based compensation expense recognized for performance-based stock options was $0.1 million and $0.2 million during the three and six months ended June 30, 2019. As of June 30, 2020, the unrecognized stock-based compensation expense related to unvested performance-based stock options was $0.1 million. The forfeited unvested performance-based stock options of 388,125 is due to the resignation of the Company's former President and Chief Executive Officer on April 17, 2020. These forfeited options reduced stock-based compensation expense by $0.7 million.
12.  Related Party Transactions
Product License Agreements
The Company is a party to a Licensing Agreement with Charak, LLC ("Charak") dated January 7, 2002 (the "2002 Agreement") that grants the Company exclusive worldwide rights to certain patents and information related to our Triferic® product. On October 7, 2018, the Company entered into a Master Services and IP Agreement (the “Charak MSA”) with Charak and Dr. Ajay Gupta, who serves as Executive Vice President and Chief Scientific Officer of the Company. Pursuant to the MSA, the parties entered into three additional agreements described below related to the license of certain soluble ferric pyrophosphate (“SFP”) intellectual property owned by Charak, as well as the Employment Agreement (defined below). The Charak MSA provided for a payment of $1.0 million to Dr. Gupta, payable in four quarterly installments of $250,000 each on October 15, 2018, January 15, 2019, April 15, 2019 and July 15, 2019, and reimbursement for certain legal fees incurred in connection with the Charak MSA. The Company recorded $1.1 million as Research and Development Expense - License Acquired (Related Party) for the twelve months ended December 31, 2018. The Company paid all four of the quarterly installments totaling $1.0 million and accrued $0.1 million for the reimbursement of certain legal expenses during the year ended December 31, 2019. As of June 30, 2020, and December 31, 2019, the Company accrued $27,500 and $0.1 million, respectively, as a related party payable on the condensed consolidated balance sheet. In addition, the Company accrued $0.2 million relating to certain IP reimbursement expenses as a related party payable on the condensed consolidated balance sheet.
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

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
Also pursuant to the Charak MSA, the Company and Charak entered into a Commercialization and Technology License Agreement I.V. Triferic® (now Triferic AVNU), dated as of October 7, 2018 (the “IV Agreement”), under which Charak granted the Company an exclusive, sub-licensable, royalty-bearing license to SFP for the purpose of commercializing certain intravenous-delivered products incorporating SFP for the treatment of iron disorders worldwide for a term that expires on the later of February 1, 2034 or upon the expiration or termination of a valid claim of a licensed patent. The Company is liable to pay Charak royalties on net sales by the Company of products developed under the license at a specified rate until December 31, 2021. From January 1, 2022 until February 1, 2034, the Company is liable to pay Charak a base royalty at a reduced rate on net sales and an additional royalty on net sales while there exists a valid claim of a licensed patent, on a country-by-country basis. The Company shall also pay to Charak a percentage of any sublicense income received during the term of the IV Agreement, which amount shall not be less than a minimum specified percentage of net sales of the licensed products by the sub-licensee in jurisdictions where there exists a valid claim, on a country-by-country basis, and not be less than a lower rate of the net sales of the licensed products by the sub-licensee in jurisdictions where there exists no valid claim, on a country-by-country basis.
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
The transaction was accounted for as an asset acquisition pursuant to ASU 2017-1, Business Combinations (Topic 805), Clarifying the Definition of a Business, as the majority of the fair value of the assets acquired was concentrated in a group of similar assets, and the acquired assets did not have outputs or employees. The assets acquired under the Charak MSA include a license of SFP. Because SFP has not yet received regulatory approval, the $1.1 million purchase price paid and accrued for these assets has been expensed in the Company’s statement of operations for the year ended December 31, 2018. In addition, because the potential milestone payments are not yet considered probable, no milestone payments have been accrued at June 30, 2020.
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
At June 30, 2020, the Company had operating lease liabilities of $2.5 million and right-of-use assets of $2.4 million, which are included in the consolidated balance sheet.
The following summarizes quantitative information about the Company’s operating leases:

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Operating leases
Operating lease cost	$403,077	$554,921	$845,905	$1,089,888
Variable lease cost	122,865	78,237	312,149	168,081
Operating lease expense	525,942	633,158	1,158,054	1,257,969
Short-term lease rent expense	4,157	4,122	8,313	8,313
Total rent expense	$530,099	$637,280	$1,166,367	$1,266,282

Other information
Operating cash flows from operating leases	$410,092	$514,116	$854,785	$1,038,081
Right of use assets exchanged for operating lease liabilities	$—	$821,195	$—	$4,305,428
Weighted-average remaining lease term – operating leases	2.4	2.6	2.4	2.6
Weighted-average discount rate – operating leases	6.8%	6.8%	6.8%	6.8%

Future minimum rental payments under operating lease agreements are as follows:

Year ending December 31, 2020 (remaining)	$780,038
Year ending December 31, 2021	1,054,873
Year ending December 31, 2022	591,925
Year ending December 31, 2023	234,327
Year ending December 31, 2024	97,423
Total	$2,758,586
Less present value discount	(212,148)
Operating lease liabilities	$2,546,438

14.  Commitments and Contingencies

Demand Notice

In February 2020, the Company received a letter from a supplier relating to a supply agreement entered into with the Company in 2015.  The supplier alleged the Company did not meet certain annual minimums under the supply agreement, and has requested $3.0 million in penalties, plus payment of the cost for certain raw materials.  No lawsuit was filed. While the Company believed  it had several defenses to the supplier's claim, the Company and the supplier negotiated an amicable resolution of the dispute.  On July 31, 2020, the Company and the supplier entered into a settlement agreement, which released the Company from any penalties relating to annual minimums under the 2015 agreement, established new minimums under an amended supply agreement and required the Company to pay for certain raw materials with 50% of the cost to be paid upon execution of the settlement agreement and the remaining 50% to be paid no later than December 31, 2020.
Litigation
SEC Investigation
As a follow up to certain prior inquiries, the Company received a subpoena from the SEC during the Company’s quarter ended September 30, 2019 requesting, among other things, certain information and documents relating to the status of the Company’s request to the Centers for Medicare & Medicaid Services (the "CMS") for separate reimbursement status for Triferic Dialysate, the Company’s reserving methodology for expiring Triferic inventory, and the basis for the Board’s termination of the former Chief

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Executive Officer, Robert Chioini, and former Chief Financial Officer, Thomas Klema, in 2018. The Company is cooperating with the SEC and is responding to the SEC’s requests for documents and information.
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
On August 7, 2019, all parties to the class action entered into a settlement of the consolidated class action.  Pursuant to the terms and conditions of the settlement agreement, the Company will pay the Plaintiffs $3.7 million (the “Settlement Amount") in exchange for a full release of all liability as to all defendants. This resulted in a settlement expense of approximately $0.4 million for the year ended December 31, 2019. Of the Settlement Amount, the Company contributed approximately $0.1 million, which represented the remaining retention amount under the Company’s director and officer liability insurance policy as of June 30, 2020. The remainder of the settlement amount has been funded by the Company’s director and officer insurance policy. The settlement was approved by the court on February 26, 2020.
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
The Company tendered the above shareholder derivative actions to its director and officer insurance carrier(s) for defense and indemnity under its applicable insurance policies. On May 18, 2020, the Company, the Individual Defendants and the Plaintiffs (the "Settling Parties") entered into a formal Stipulation of Settlement, which memorializes the terms of the Settling Parties'

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

settlement of the Derivative Complaints. On June 2, 2020, the court issued an order preliminarily approving the settlement. A hearing is set for August 10, 2020 to determine if the court should issue a final order approving the final settlement. The Company has exhausted self-insured retention under the above insurance policies. The Company’s director and officer insurance company has funded the settlement amount on behalf of the Company.
Termination of our former CEO and CFO
On August 7, 2018, the Company entered into a confidential settlement agreement and mutual release with Robert Chioini, its former Chief Executive Officer, Thomas Klema, its former Chief Financial Officer and a former and then current director. For more details see Note 15 in the Company’s Annual Report on Form 10-K filed on March 17, 2020.
15. Loan and Security Agreement

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

The Company is entitled to make interest-only payments for thirty months, or up to thirty-six months if certain conditions are met. The Term Loans will mature on March 16, 2025, and will bear interest at the greater of (i) Prime Rate (as defined in the Loan Agreement) and (ii) 4.75%, plus 4.00% with an initial interest rate of 8.75% per annum and an effective interest rate of 10.9%. The Company has the option, under certain circumstances, to add 1.00% of such interest rate amount to the then outstanding principal balance in lieu of paying such amount in cash. For the three months ended June 30, 2020 and 2019, interest expense amounted to $0.5 million and nil, respectively. For the six months ended June 30, 2020 and 2019, interest expense amounted to $0.6 million and nil, respectively.

The Loan Agreement is secured by all assets of the Company and Rockwell Transportation, Inc. Proceeds will be used for working capital purposes. The Loan Agreement contains customary representations and warranties and covenants, subject to customary carve outs, and includes financial covenants related to liquidity and trailing twelve months sales of Triferic, with the latter beginning with the period ending December 31, 2020, or September 30, 2020 if the Company draws the second tranche of $5.0 million. As of June 30, 2020, the Company was in compliance with all the reporting and financial covenants.

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

As of June 30, 2020, the outstanding balance of the Term Loan was $20.8 million, net of unamortized issuance costs and unaccreted discount of $1.7 million.

The following table reflects the schedule of principal payments on the Term Loan as of June 30, 2020:

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Principal Payments
2020	$—
2021	—
2022	2,250,000
2023	9,000,000
2024	9,000,000
2025	2,250,000
$22,500,000

16.   Subsequent Events

Resignation of Chief Financial Officer
On June 5, 2020, Angus Smith, the Company's Chief Financial Officer, notified the Company of his intent to resign from the Company effective July 3, 2020. As a result of Mr. Smith's resignation, certain of his time-based, all of his performance-based and market-based stock awards previously granted to Mr. Smith will be forfeited. Such forfeitures will be reflected in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020. The estimated expense the forfeited stock awards is approximately $0.7 million.

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
Forward-Looking Statements
We make forward-looking statements in this report and may make such statements in future filings with the Securities and Exchange Commission, or SEC.  We may also make forward-looking statements in our press releases or other public or shareholder communications.  Our forward-looking statements are subject to risks and uncertainties and include information about our expectations and possible or assumed future results of our operations.  When we use words such as “may,” “might,” “will,” “should,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” “could,” “plan,” “potential,” “predict,” “forecast,” “project,” “intend,” or similar expressions, or make statements regarding our intent, belief, or current expectations, we are making forward-looking statements. Our forward looking statements also include, without limitation, statements about our liquidity and capital resources; our plans and ability to successfully commercialize our products; our timing and ability to obtain add-on reimbursement for our products; our ability to successfully launch FDA approved Triferic AVNU; whether we can successfully execute on our business strategy and development of new indications; and statements regarding our anticipated future financial condition, operating results, cash flows and business plans.
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
Overview and Recent Developments

We are a biopharmaceutical company dedicated to transforming iron deficiency and iron deficiency anemia and improving outcomes for patients across the globe, with an initial focus on ESKD. We are also a manufacturer of hemodialysis concentrates for dialysis providers and distributors in the United States and abroad. We supply the domestic market with dialysis concentrates and we also supply dialysis concentrates to distributors serving a number of foreign countries, primarily in the Americas and the Pacific Rim. Substantially, all of our sales have been concentrate products and ancillary items, though we initiated commercial sales of our proprietary therapeutic, Triferic Dialysate, during the second quarter of 2019.

We are focused on developing our proprietary ferric pyrophosphate (“FPC”) therapeutic platform, and the first product developed from this platform is Triferic, the first-FDA approved product for the replacement of iron and maintenance of hemoglobin in adult hemodialysis patients. Our mission is to develop and commercialize the FPC platform to transform the treatment of iron deficiency and iron deficiency anemia in a wide variety of disease states across the globe while improving patients’ lives. Accordingly, as an initial step, we are building the foundation to become a leading medical and commercial organization in the field of dialysis.

Triferic
Triferic is the Company’s first proprietary iron therapy from the FPC therapeutic platform that replaces iron and maintains hemoglobin in dialysis patients without increasing iron stores. Triferic Dialysate was the first FDA approved product indicated to replace iron and maintain hemoglobin concentration in adult HDD-CKD hemodialysis patients. On March 27, 2020, the FDA approved Triferic AVNU, a novel intravenous formulation of Triferic that would be used for the same indication. Descriptions of Triferic Dialysate and Triferic AVNU are set forth below.

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
In June 2018, the Company determined, based on feedback provided from CMMI, that Triferic Dialysate was unlikely to obtain add-on reimbursement in the near term. As a result, the Company changed its commercialization strategy to plan for the commercial launch of Triferic Dialysate with reimbursement within the bundle of payments to dialysis providers, while continuing to develop Triferic AVNU (discussed below). We commercially launched Triferic Dialysate in May 2019.
Triferic AVNU (formerly I.V. Triferic)
We are also developing Triferic AVNU, an intravenous injection formulation of Triferic, for use by hemodialysis clinics in the United States as well as international markets. On March 27, 2020, we received FDA approval for Triferic AVNU, and we intend to initiate a sample evaluation program for Triferic AVNU during the third quarter of 2020 with commercialization expected to follow in the fourth quarter of 2020. Triferic AVNU will be reimbursed within the existing fixed-price bundle of payments that CMS provides to dialysis providers.
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
Calcitriol (Active Vitamin D) Injection
Calcitriol, an active Vitamin D injection for the management of hypocalcemia in patients undergoing chronic hemodialysis, is FDA approved under an Abbreviated New Drug Application ("ANDA"). To date, we have not commercially launched Calcitriol. Following a strategic review of this product, including pricing, commercial distribution and marketing, manufacturing efficiencies and capacity (including potential capital investment), we have determined commercialization of Calcitriol in the United States would not be viable at this time. The decision was based, in part, on the fact that prevailing market prices for similar Vitamin D products are lower than our cost to produce Calcitriol on a dose-equivalent basis, and as a result, it would be difficult for us to market Calcitriol profitably. As a result of this decision, we recorded an inventory reserve reflecting the remainder of our Calcitriol inventory. As of June 30, 2020, this reserve totaled $0.7 million. We are in the process of disposing of all inventory and in March 2020, we notified the FDA of our intention to withdraw the ANDA. On May 4, 2020, the ANDA was withdrawn.
Clinical Development
Although Triferic is approved for commercial sale in the United States, it is not approved for sale in other major markets globally.  We have received regulatory guidance from the European Medicines Agency ("EMA") regarding the clinical studies that are needed to file for approval of Triferic AVNU in Europe.  At the present time, we do not intend to commence these clinical studies, absent finding a development partner in Europe or raising additional capital. In conjunction with our licensee in China, Wanbang Biopharmaceutical, Co., Ltd. ("Wanbang"), we completed two clinical pharmacology studies in China during 2019. We expect Wanbang to initiate an additional clinical study during 2020 that is required to support a submission for regulatory approval in China. In addition, pursuant to the licensing agreement with Sun Pharmaceutical Industries Ltd. ("Sun Pharma"), our licensee in India, meetings between Sun Pharma and the regulatory authorities in India have been initiated. Sun Pharma continues to follow up with the Indian regulatory authorities to determine the requirements for approval of Triferic in India. See "Item 1A - Risk Factors" below for a discussion of the potential impact of COVID-19 on such clinical studies.
As a post-approval requirement under the Pediatric Research Equity Act, we are required to conduct a further clinical study of the effectiveness of Triferic in a pediatric patient population. We have reached agreement with the FDA and EMA on the design of this study. We have engaged a contract research organization and are in process of selecting sites in the United States and selected EU countries. We expect to initiate enrollment in the study during the third quarter of 2020. We expect that the data from this study could be used as part of the overall clinical data package to support approval by the EMA, if and when we are able to complete the other clinical trials needed to support making such a filing. See "Item 1A - Risk Factors" below for a discussion of the potential impact of COVID-19 on such clinical studies.

Additionally, we plan to leverage our development and regulatory experience with Triferic and believe that our FPC technology has the potential to be developed for use in other indications, in which iron replacement is required. In addition, we are assessing potential investments to evaluate other product presentations of Triferic within ESKD.
Results of Operations for the three months ended June 30, 2020 and 2019
The following table summarizes our operating results for the periods presented below (dollars in thousands):

	For the Three Months Ended June 30,
	2020	% of Revenue	2019	% of Revenue	% Change

Net Sales	$15,896		$14,846		7.1%
Cost of Sales	15,015	94.5%	14,113	95.1%	6.4
Gross Profit	881	5.5	733	4.9	20.1

Selling and Marketing	1,997	12.6	2,219	14.9	(10.0)
General and Administrative	2,871	18.1	5,497	37.0	(47.8)
Settlement Expense, net of Reimbursement	—	—	430	2.9	—
Research and Product Development	1,616	10.2	2,958	19.9	(45.4)
Operating Loss	$(5,603)	(35.3)%	$(10,371)	(69.9)%	(46.0)%
Net Sales
During the three months ended June 30, 2020, our net sales were $15.9 million compared to sales of $14.8 million during the three months ended June 30, 2019. The increase of $1.1 million was primarily due to increased sales in our dialysis concentrates products. Triferic Dialysate net sales for the three months ended June 30, 2020 included approximately $0.2 million of Triferic Dialysate product sales to United States customers. Triferic was launched in Q2 2019 via the sample evaluation program and there were nominal revenues for the same period in 2019.
Gross Profit
Cost of sales during the three months ended June 30, 2020 was $15.0 million, resulting in gross profit of $0.9 million during the three months ended June 30, 2020, compared to cost of sales of a $14.1 million and a gross profit of $0.7 million during the three months ended June 30, 2019. Gross profit increased by $0.2 million in the second quarter of 2020 compared to the second quarter of 2019, due primarily to the increase in sales of $1.0 million; offset by an increase in labor and material costs $0.8 million to address requirements to support demand arising from the ongoing COVID-19 pandemic. Gross profits are primarily related to our concentrates business at this time. The Company anticipates that potential future sales of Triferic will impact the mix on our future gross profits.
Selling and Marketing Expense

Selling and marketing expenses were $2.0 million during the three months ended June 30, 2020, compared with $2.2 million during the three months ended June 30, 2019. The decrease of $0.2 million is primarily due to a decrease in marketing costs associated with the initial investment in a specialty commercial team and marketing programs to support the launch of Triferic in Q2 2019.
General and Administrative Expense
General and administrative expenses were $2.9 million during the three months ended June 30, 2020, compared with $5.5 million during the three months ended June 30, 2019. The decrease of $2.6 million is due primarily to a decrease in stock compensation of $2.0 million, relating to a decrease in incentive compensation from forfeited equity awards associated with the departure of our former President and Chief Executive Officer in April 2020; a decrease in legal expense of $0.7 million, relating to previous litigation that has since been resolved; partially offset by an increase of $1.2 million for severance pay related to the same former President and Chief Executive Officer.
Research and Product Development Expense
Research and product development expenses were $1.6 million for the three months ended June 30, 2020, compared with $3.0 million during the three months ended June 30, 2019. The decrease of $1.4 million was due primarily to the payment for the Triferic AVNU NDA application fee of $1.3 million in Q2 2019. The Company is continuing to invest in its medical and scientific programs to support the global launch of Triferic and the advancement of our FPC technology platform.
Other Income (Expense)
Other income for the three months ended June 30, 2020 was $68,815, consisting of interest income of $66,750 and $2,065 of realized gains on investments. Other income for the three months ended June 30, 2019 was $78,611, consisting of $74,476 of interest income and $4,135 of realized gains on investments. Other expense for the three months ended June 30, 2020 was $1.4 million, consisting of interest expense of $0.5 million related to our debt facility (see Note 15 for more information on our debt facility) and warrant modification expense of $0.8 million. No interest expense was recorded for the three months ended June 30, 2019.

Results of Operations for the six months ended June 30, 2020 and 2019
The following table summarizes our operating results for the periods presented below (dollars in thousands):

	For the Six Months Ended June 30,
	2020	% of Revenue	2019	% of Revenue	% Change

Net Sales	$31,753		$30,405		4.4%
Cost of Sales	29,759	93.7%	28,662	94.3%	3.8
Gross Profit	1,994	6.3	1,744	5.7	14.4

Selling and Marketing	4,069	12.8	5,321	17.5	(23.5)
General and Administrative	8,144	25.6	11,717	38.5	(30.5)
Settlement Expense, net of Reimbursement	—	—	430	1.4	(100.0)
Research and Product Development	3,438	10.8	3,456	11.4	(0.5)
Operating Loss	$(13,657)	(43.0)%	$(19,181)	(63.1)%	(28.8)%

Net Sales

During the six months ended June 30, 2020, our net sales were $31.8 million compared to sales of $30.4 million during the six months ended June 30, 2019. The increase of $1.4 million was primarily due to higher domestic dialysis concentrate sales of $1.0 million and an increase in Triferic Dialysate sales of approximately $0.4 million compared to the six months ended June 30, 2019. Triferic was launched in the second quarter of 2019 via the sample evaluation program and there were nominal revenues for the same period in 2019.

Gross Profit (Loss)

Cost of sales during the six months ended June 30, 2020 was $29.8 million, resulting in gross profit of $2.0 million during the six months ended June 30, 2020, compared to cost of sales of $28.7 million and a gross profit of $1.7 million during the six months ended June 30, 2019. Gross profit increased by $0.3 million during the six months ended June 30, 2020 compared to the six months ended June 30, 2019. The increase was due primarily to a gross margin increase of $0.3 million in our Triferic Dialysate product in 2020. In comparison, the launch and sales of Triferic Dialysate occurred in the second quarter of 2019 and had no to minimal impact during the six months ended June 30, 2019. Gross profits are primarily related to our concentrates business at this time. The Company anticipates that potential future sales of Triferic will impact the mix on our future gross profits.

Selling and Marketing Expense

Selling and marketing expenses were  $4.1 million during the six months ended June 30, 2020, compared with $5.3 million during the six months ended June 30, 2019. The decrease of $1.2 million is due primarily to the decrease in marketing costs of $2.0 million, partially offset by an increase in costs associated with hiring, training and educating new employees of $0.8 million. The fluctuation in these costs are mainly due to the timing of the Triferic Dialysate launch in the second quarter of 2019. We expect those costs to level off quarter over quarter going forward.

General and Administrative Expense

General and administrative expenses were $8.1 million during the six months ended June 30, 2020, compared with $11.7 million during the six months ended June 30, 2019. The $3.6 million decrease was driven primarily by decreases to stock compensation, legal, recruiting and consulting fees, partially offset by an increase in labor costs. The increase in labor costs and decrease in stock compensation primarily relate to the resignation of our former President and Chief Executive Officer in April 2020.

Research and Product Development Expense

Research and product development expenses was $3.4 million for both the six months ended June 30, 2020 and 2019. Research and development expenses for the six months ended June 30, 2020 included clinical trials and other product development expenses of $1.2 million for Triferic, compared to $0.7 million during the six months ended June 30, 2019. The Company is continuing to invest in its medical and scientific programs to support the global launch of Triferic and the advancement of our FPC technology platform.

Settlement Expense, net of Reimbursement

Settlement expense was nil for the six months ended June 30, 2020, compared to $0.4 million in for the six months ended June 30, 2019. Settlement expense for the six months ended June 30, 2019 reflected the terms of the confidential settlement agreement and mutual release entered into in August 2018 relating to the Company’s former Chief Executive Officer, Robert Chioini, former Chief Financial Officer, Thomas Klema, and a former and then current director.

Other Income (Expense)

Other income for the six months ended June 30, 2020 was $241,821, consisting of interest income of $237,827 and $3,994 of realized gains on investments. Other income for the six months ended June 30, 2019 was $210,025, consisting of $192,002 of interest income and $18,023 of realized gains on investments. Other expense for the six months ended June 30, 2020 was $1.5 million, consisting of warrant modification expense of $0.8 million and interest expense of $0.6 million related to our debt facility (see Note 15 for more information on our debt facility). No interest expense was recorded for the six months ended June 30, 2019.

Liquidity and Capital Resources
As of June 30, 2020, we had approximately $40.0 million of cash, cash equivalents and investments available-for-sale, and working capital of $40.0 million. Net cash used in operating activities for the six months ended June 30, 2020 was approximately $16.2 million.
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
During the six months ended June 30, 2020, the Company sold 987,716 of shares of its common stock pursuant to the Sales Agreement with the Agent for proceeds of $2.0 million, net of issuance costs. As of June 30, 2020, approximately $32.6 million remains available for sale under this facility.
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
The Company is entitled to make interest-only payments for thirty months, or up to thirty-six months if certain conditions are met. The Term Loans will mature on March 16, 2025 and will bear interest at the greater of (i) Prime Rate (as defined in the Loan Agreement) and (ii) 4.75%, plus 4.00%, with an initial interest rate of 8.75% per annum. The Company has the option, under certain circumstances, to add 1.00% of such interest rate amount to the then outstanding principal balance in lieu of paying such amount in cash. For the six months ended June 30, 2020 and 2019, interest expense amounted to $0.6 million.
The Loan Agreement is secured by all assets of the Company and Rockwell Transportation, Inc. Proceeds will be used for working capital purposes. The Loan Agreement contains customary representations and warranties and covenants, subject to customary carve outs, and includes financial covenants related to liquidity and trailing twelve months sales of Triferic, with the latter beginning with the period ending December 31, 2020, or September 30, 2020 if the Company draws the second tranche of $5.0 million. As of June 30, 2020, we were in compliance with all the reporting and financial covenants. However, if the Company is unable to maintain compliance with the reporting and financial covenants in the future, the Company could experience an event of default under the Loan Agreement, which would negatively impact the Company’s liquidity. For more information, see the risk factor entitled “Our Loan Agreement with Innovatus contains certain covenants that could adversely affect our operations and, if an event of default were to occur, we could be forced to repay the outstanding indebtedness sooner than planned and possibly at a time when we do not have sufficient capital to meet this obligation. The occurrence of any of these events could cause a significant adverse impact on our business, prospects and share price.” in “Item 1A-Risk Factors.”

Based on the capital raise and debt financing noted above, management believes the Company currently has sufficient funds to meet its operating requirements for at least the next twelve months from the date of the filing of this report.

The Company will require additional capital to sustain its operations and make the investments it needs to execute upon its longer-term business plan, including the commercial launch and medical education programs of Triferic Dialysate and Triferic AVNU, and the further development of our FPC pipeline programs. If the Company is unable to generate sufficient revenue from its existing long-term business plan, the Company will need to obtain additional equity or debt financing. If the Company attempts to obtain additional debt or equity financing, the Company cannot assume that such financing will be available on favorable terms, if at all.
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
We believe that our ability to fund our activities in the long term will be highly dependent upon our ability to successfully launch Triferic Dialysate and Triferic AVNU. Our commercialization of Triferic Dialysate and Triferic AVNU is subject to significant risks and uncertainties, including risks we will be successful in the commercialization of Triferic in accordance with our plans. If our commercialization of Triferic Dialysate and/or Triferic AVNU should be delayed for any reason or not proceed in accordance with our plans, we may be forced to implement cost-saving measures that may potentially have a negative impact on our activities and potentially the results of our research and development programs. If our launch of Triferic Dialysate and/or Triferic AVNU is unsuccessful or our commercial launch does not proceed as planned, we may be unable to secure the additional capital that we will require to continue our research and development activities and operations, which could have a material adverse effect on our business. If we are unable to raise the required capital, we may be required to curtail all of our activities and, ultimately, cease operations. Even if we are able to raise sufficient capital, such financings may only be available on unattractive terms, or result in significant dilution of stockholders’ interests and, in such event, the market price of our common stock may decline.
Cash Used in Operating Activities
Net cash used in operating activities was $16.2 million for the six months ended June 30, 2020. The net loss for this period was lower than net cash used in operating activities by $1.3 million, which was primarily attributable to non-cash expenses of $1.6 million, consisting primarily of $0.8 million of warrant modification expense, $0.7 million of amortization of the right to use assets, $0.4 million of depreciation and amortization, ($0.5) million of stock-based compensation and a ($2.9) million net change in assets and liabilities.
Net cash used in operating activities was $15.8 million for the six months ended June 30, 2019. The net loss for this period was higher than net cash used in operating activities by $3.2 million, which was primarily attributable to non-cash expenses of $4.5 million, consisting of $3.0 million of stock-based compensation, $1.0 million of amortization of the right to use assets, $0.4 million of depreciation and amortization, and a ($1.4) million net change in assets and liabilities.
Cash Provided by (Used In) Investing Activities
Net cash provided by investing activities was $0.7 million during the six months ended June 30, 2020. The net cash provided was primarily due to the sales of our available-for-sale investments of $17.5 million, offset by $16.5 million used for the purchase of investments available-for-sale and $0.3 million for the purchase of equipment.
Net used in investing activities was $3.8 million during the six months ended June 30, 2019. The cash used was primarily due to the purchase of our available-for-sale investments of $21.8 million, offset by $18.8 million provided by the sale of investments available-for-sale, $0.5 million for the purchase of research and development licenses acquired from a related party and $0.3 million for the purchase of equipment.
Cash Provided by Financing Activities
Net cash provided by financing activities was $30.4 million during the six months ended June 30, 2020. The net cash provided was primarily due to net proceeds of $21.2 million related to the Loan Agreement and $8.0 million and $2.0 million from the sale of our common stock,  related to our public offering and our at-the market offering, respectively.
Net cash provided by financing activities was $18.3 million during the six months ended June 30, 2019. The net cash provided was primarily due to net proceeds of $16.1 million and $2.1 million from the sale of our common stock, related to our public offering and our at-the market offering, respectively.
COVID-19 Impact
The COVID-19 pandemic and resulting global disruptions have adversely affected our business and operations, including, but not limited to, our sales and marketing efforts and our research and development activities, and the operations of third parties upon whom we rely. As noted above, we intend to initiate a sample evaluation program for Triferic AVNU during the third quarter of 2020 in order to prepare for a commercial launch. Quarantines, shelter-in-place, executive and similar government orders may negatively impact our sales and marketing activities, particularly if our sales representatives are unable to interact with current and potential customers to the same extent as before onset of the COVID-19 pandemic. Depending on the severity of the impact on our sales and marketing efforts, the timing of our commercial launch of Triferic AVNU could be adjusted into the first quarter of 2021.

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
Recently issued and adopted accounting pronouncements:
We have evaluated all recently issued accounting pronouncements and believe such pronouncements do not have a material effect our financial statements. See Note 3 of the condensed consolidated financial statements at June 30, 2020.
Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Per §229.305 of Regulation S-K, the Company, designated a Smaller Reporting Company as defined in §229.10(f)(1) of Regulation S-K, is not required to provide the disclosure required by this Item.
Item 4.  Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure material information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Controller and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required financial disclosure. In designing and evaluating the disclosure controls and procedures, we recognized that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Management necessarily was required to apply its judgment in evaluating the cost‑benefit relationship of possible controls and procedures.

Under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer and Controller and Principal Accounting Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2020. Based upon that evaluation, our Chief Executive Officer and Controller and Principal Accounting Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2020.
The material weaknesses related to change management and third-party management controls in our Information Technology General Controls ("ITGC") which had a pervasive impact on other ITGC dependent business activity level controls in our internal controls over financial reporting, described in our Annual Report on Form 10-K for the year ended December 31, 2019, has been remediated. The Company is still evaluating the design, implementation and operating effectiveness of ITGC user access security, segregation of duties as it relates to user access controls and the pervasive effect on other ITGC dependent business activity level internal control cycles. Notwithstanding the material weaknesses, the Company’s management, including the Chief Executive Officer and Controller and Principal Accounting Officer, have concluded that the condensed consolidated financial statements as of June 30, 2020, are fairly stated, in all material respects, in accordance with generally accepted accounting principles in the United States for each of the periods presented herein.
In connection with the user access security, segregation of duties as it relates to user access controls and the pervasive effect of the ITGC material weaknesses, management has taken a number of steps with the intention of remediating the above control deficiencies. We continue to implement enhanced procedures and controls to remediate our material weaknesses in internal control over financial reporting.
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
We continue to make further improvements to our internal controls over financial reporting, in addition to the improvements developed in 2019. During the quarter ended June 30, 2020, we implemented the following:

•	Remediated the ITGC control deficiencies in connection with change management and third-party management controls.

•
Implemented and started our 2020 audit program, utilizing a National Audit firm as our internal audit partner, which includes in-house remediation testing of our user access security, segregation of duties as it relates to user access controls and other ITGC dependent business activity level internal control cycles.

•
Enhanced evidentiary review and documentation of key ITGC controls and implemented new programs and policies to provide improved control over change management and third-party management controls to the ERP system.

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
We have limited capital resources, a cumulative deficit of approximately $321.4 million since inception and expect to incur further losses for the foreseeable future.  As of June 30, 2020, we had approximately $40.0 million of cash, cash equivalents and investments available-for-sale, and working capital of $40.0 million. Net cash used in operating activities for the six months ended June 30, 2020 was approximately $16.2 million.

On March 22, 2019, the Company entered into a sales agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (the “Agent”), pursuant to which the Company may offer and sell from time to time up to $40.0 million of shares of the Company’s common stock through the Agent. As of December 31, 2019, the Company sold 1,840,443 shares of its common stock pursuant to the Sales Agreement for gross proceeds of $5.4 million, at a weighted average selling price of approximately $2.92. The Company paid $0.3 million in commissions and offering fees related to the sales. During the six months ended June 30, 2020, the Company sold 987,716 of shares of its common stock pursuant to the Sales Agreement with the Agent for proceeds of $2.0 million, net of issuance costs. As of June 30, 2020, approximately $32.6 million remains available for sale under this facility.
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
Market acceptance will depend on a number of factors, such as demonstration of Triferic Dialysate’s safety and efficacy, cost-effectiveness, and advantages over existing products. Other factors that may impact the commercial success and ultimate profitability of Triferic include:

•	the rate of adoption of Triferic Dialysate and Triferic AVNU relative to the shelf life of the existing inventory that we have on hand and whether we can sell our existing inventory before it expires;

•	our ability to manage inventory available for commercial sale;

•	the effectiveness of our marketing, sales and distribution strategies and operations for development and commercialization;

•	the impact of Triferic Dialysate and Triferic AVNU on established customer protocols, formularies and operational practices;

•	The ability and willingness of dialysis centers to adopt their protocols and utilize the drugs in a manner consistent with state regulatory agencies.

•	reimbursement of either formulation of Triferic by government and commercial payors;

•	our ability to execute our marketing strategy without significant additional expenditures;

•	our competitors’ activities, including aggressive marketing and pricing practices and other tactics to retain their market share;

•	our ability to successfully assert our patents against potential competitors who may seek to introduce generic versions of either formulation of Triferic;

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
Pursuant to the Loan Agreement, we have pledged substantially all of our assets and the assets of our subsidiary, Rockwell Transportation, Inc., and have agreed that we may not sell or assign rights to our patents and other intellectual property without the prior consent of Innovatus. Additionally, the Loan Agreement contains affirmative, including financial covenants related to liquidity and trailing twelve months sales of Triferic, and negative covenants that, among other things, restrict our ability to:

•	incur additional indebtedness;

•	grant liens;

•	make distributions, including dividends;

•	enter into a merger or consolidation;

•	alter the business of the Company; or

•	sell all or a portion of the Company’s property, business or assets.
These terms of the Loan Agreement could prevent us from taking certain actions without the consent of our lenders, which may limit our flexibility in operating our business and our ability to take actions that might be advantageous to us and our stockholders, placing us at a competitive disadvantage compared to our competitors who have less leverage and who therefore may be able to take advantage of opportunities that our leverage prevents us from exploiting. Our ability to comply with these covenants may be adversely affected by events beyond our control, and we cannot assure you that we can maintain compliance with these covenants, which may result in an event of default. These covenants could limit our ability to make needed capital expenditures or otherwise conduct necessary or desirable business activities.
The Loan Agreement also includes customary events of default, including, among other things, a change of control or a failure to comply with certain of the covenants in the Loan Agreement. Upon the occurrence and continuation of an event of default, all amounts due under the Loan Agreement become (in the case of a bankruptcy event), or may become (in the case of all other events of default and at the option of Innovatus), immediately due and payable.
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

EXHIBIT INDEX
Exhibit No.	Description

10.1#	Russell Ellison Employment Agreement, dated April 17, 2020 (filed with the SEC as Exhibit 10.1 to the Company’s Form 8-K filed on April 20, 2020)

10.2#	Rockwell Medical, Inc. Amended and Restated 2018 Long Term Incentive plan (filed with the SEC as Exhibit 10.1 to the Company’s Form 8-K filed on May 21, 2020)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Principal Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1#**	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Database

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (included as Exhibit 101)

*    Filed herewith

#**
Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

#    Indicates management contracts or compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKWELL MEDICAL, INC.
(Registrant)

Date: August 10, 2020	/s/ Russell Ellison
Russell Ellison Chief Executive Officer (Principal Executive Officer)

Date: August 10, 2020	/s/ Paul E. McGarry
Paul E. McGarry Controller and Principal Accounting Officer