Form 10-Q
period 2020-09-30
ROCKWELL MEDICAL, INC.
filed 2020-11-09
CIK 1041024

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                              to
Commission File Number: 000-23661
ROCKWELL MEDICAL, INC.
(Exact name of registrant as specified in its charter)

Delaware	38-3317208
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
30142 S. Wixom Road, Wixom, Michigan	48393
(Address of principal executive offices)	(Zip Code)
(248) 960-9009
(Registrant’s telephone number, including area code)

411 Hackensack Avenue, Suite 501
Hackensack, NJ 07601
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
The number of shares of common stock outstanding as of November 6, 2020 was 93,573,165.

Rockwell Medical, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Cash and Cash Equivalents	$56,614	$11,794
Investments Available-for-Sale	10,702	14,250
Accounts Receivable, net	4,129	4,203
Inventory, net	3,877	3,647
Prepaid and Other Current Assets	2,621	2,980
Total Current Assets	77,943	36,874
Property and Equipment, net	2,785	2,433
Inventory, Non-Current	859	441
Right of Use Assets, net	2,099	3,213
Goodwill	921	921
Other Non-Current Assets	629	435
Total Assets	$85,236	$44,317
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts Payable	$4,190	$3,018
Accrued Liabilities	4,968	4,518
Settlement Payable	—	104
Lease Liability - Current	1,155	1,493
Deferred License Revenue - Current	2,180	2,234
Insurance Financing Note Payable	—	763
Customer Deposits	73	55
Other Current Liability - Related Party	142	188
Total Current Liabilities	12,708	12,373

Lease Liability - Long-Term	1,039	1,781
Term Loan, Net of Issuance Costs	20,856	—
Deferred License Revenue - Long-Term	8,558	9,843
Total Liabilities	43,161	23,997

Commitments and Contingencies (See Note 14)

Stockholders’ Equity:
Preferred Stock, $0.0001 par value, 2,000,000 shares authorized; no shares issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Common Stock, $0.0001 par value; 170,000,000 shares authorized; 93,573,165 and 65,378,890 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	9	7
Additional Paid-in Capital	370,760	326,777
Accumulated Deficit	(328,743)	(306,516)
Accumulated Other Comprehensive Income	49	52
Total Stockholders’ Equity	42,075	20,320
Total Liabilities and Stockholders’ Equity	$85,236	$44,317
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019

Net Sales	$15,280	$15,407	$47,033	$45,812
Cost of Sales	14,934	15,424	44,693	44,085
Gross Profit	346	(17)	2,340	1,727
Selling and Marketing	1,669	1,827	5,738	7,149
General and Administrative	3,622	4,623	11,767	16,341
Settlement Expense	—	—	—	430
Research and Product Development	1,745	1,475	5,183	4,930
Operating Loss	(6,690)	(7,942)	(20,348)	(27,123)

Other Income (Expense)
Realized Gain on Investments	4	6	8	24
Warrant Modification Expense	—	—	(837)	—
Interest Expense	(666)	(16)	(1,289)	(16)
Interest Income	2	97	239	289
Total Other Income (Expense)	(660)	87	(1,879)	297

Net Loss	$(7,350)	$(7,855)	$(22,227)	$(26,826)

Basic and Diluted Net Loss per Share	$(0.10)	$(0.12)	$(0.32)	$(0.45)
Basic and Diluted Weighted Average Shares Outstanding	71,811,322	63,796,723	69,594,167	59,728,446
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Dollars in Thousands)

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019

Net Loss	$(7,350)	$(7,855)	$(22,227)	$(26,826)
Unrealized Gain (Loss) on Available-for-Sale Debt Instrument Investments	2	6	(11)	10
Foreign Currency Translation Adjustments	1	(1)	8	(1)
Comprehensive Loss	$(7,347)	$(7,850)	$(22,230)	$(26,817)
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in Thousands)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS' EQUITY
	SHARES	AMOUNT
Balance as of January 1, 2020	65,378,890	$7	$326,777	$(306,516)	$52	$20,320
Net Loss	—	—	—	(7,984)	—	(7,984)
Unrealized Loss on Available-for-Sale Investments	—	—	—	—	(7)	(7)
Foreign Currency Translation Adjustments	—	—	—	—	6	6
Issuance of common stock, net of offering costs/Public Offering	3,670,212	—	8,003	—	—	8,003
Issuance of Warrants related to Debt Financing	—	—	501	—	—	501
Stock-based Compensation	—	—	935	—	—	935
Balance as of March 31, 2020	69,049,102	$7	$336,216	$(314,500)	$51	$21,774
Net Loss	—	—	—	(6,893)	—	(6,893)
Unrealized Loss on Available-for-Sale Investments	—	—	—	—	(6)	(6)
Foreign Currency Translation Adjustments	—	—	—	—	1	1
Issuance of common stock, net of offering costs/At-the-Market Offering	987,716	—	1,978	—	—	1,978
Vesting of Restricted Stock Units Issued, net of taxes withheld	120,104	—	(19)	—	—	(19)
Warrant Modification Expense	—	—	837	—	—	837
Stock-based Compensation expense	—	—	(1,461)	—	—	(1,461)
Balance as of June 30, 2020	70,156,922	$7	$337,551	$(321,393)	$46	$16,211
Net Loss	—	—	—	(7,350)	—	(7,350)
Unrealized Gain on Available-for-Sale Investments	—	—	—	—	2	2
Foreign Currency Translation Adjustments	—	—	—	—	1	1
Issuance of common stock, net of offering costs/Public Offering	23,178,809	2	32,675	—	—	32,677
Issuance of common stock, net of offering costs/At-the-Market Offering	140,892	—	284	—	—	284
Vesting of Restricted Stock Units Issued, net of taxes withheld	96,542	—	—	—	—	—
Stock-based Compensation expense	—	—	250	—	—	250
Balance as of September 30, 2020	93,573,165	$9	$370,760	$(328,743)	$49	$42,075

    The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in Thousands)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS' EQUITY
	SHARES	AMOUNT
Balance as of January 1, 2019	57,034,154	$6	$299,596	$(272,388)	$63	$27,277
Net Loss	—	—	—	(8,679)	—	(8,679)
Unrealized Loss on Available-for-Sale Investments	—	—	—	—	(7)	(7)
Foreign Currency Translation Adjustments	—	—	—	—	—	—
Exercise of Employee Stock Options, Net of Tax	30,000	—	148	—	—	148
Delivery of common stock underlying restricted stock units, net of tax	64,173	—	(95)	—	—	(95)
Stock-based Compensation	—	—	1,517	—	—	1,517
Balance as of March 31, 2019	57,128,327	$6	$301,166	$(281,067)	$56	$20,161
Net Loss	—	—	—	(10,292)	—	(10,292)
Unrealized Gain on Available-for-Sale Investments	—	—	—	—	12	12
Foreign Currency Translation Adjustments	—	—	—	—	—	—
Issuance of common stock, net of offering costs/Public Offering	5,833,334	—	16,120	—	—	16,120
Issuance of common stock, net of offering costs/At-the-Market Offering	437,043	—	2,089	—	—	2,089
Stock-based Compensation	—	—	1,502	—	—	1,502
Balance as of June 30, 2019	63,398,704	$6	$320,877	$(291,359)	$68	$29,592
Net Loss	—	—	—	(7,855)	—	(7,855)
Unrealized Gain on Available-for-Sale Investments	—	—	—	—	6	6
Foreign Currency Translation Adjustments	—	—	—	—	(1)	(1)
Delivery of common stock underlying restricted stock units, net of tax	62,800	—	(85)	—	—	(85)
Issuance of common stock, net of offering costs/Public Offering	425,880	—	1,169	—	—	1,169
Stock-based Compensation	—	—	876	—	—	876
Balance as of September 30, 2019	63,887,384	$6	$322,837	$(299,214)	$73	$23,702
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
For the nine months ended September 30, 2020 and 2019

	2020	2019
Cash Flows From Operating Activities:
Net Loss	$(22,227)	$(26,826)
Adjustments To Reconcile Net Loss To Net Cash Used In Operating Activities:
Depreciation and Amortization	614	582
Stock-based Compensation	(276)	3,895
Warrant Modification Expense	837	—
Increase in Inventory Reserves	305	1,271
Amortization of Right of Use Asset	1,090	1,430
Amortization of Debt Financing Costs and Accretion of Debt Discount	200	—
Loss (Gain) on Disposal of Assets	7	(1)
Realized (Gain) on Sale of Investments Available-for-Sale	(8)	(24)
Foreign Currency Translation Adjustment	7	—
Changes in Assets and Liabilities:
Decrease in Accounts Receivable, net	74	1,857
Decrease in Insurance Receivable	—	371
(Increase) Decrease in Inventory	(953)	293
Decrease in Prepaid and Other Assets	161	931
Increase (Decrease) in Accounts Payable	1,172	(1,298)
Decrease in Settlement Payable	(104)	(147)
Decrease in Lease Liability	(1,056)	(1,369)
Increase (Decrease) in Other Liabilities	423	(1,229)
Decrease in Deferred License Revenue	(1,338)	(1,690)
Changes in Assets and Liabilities	(1,621)	(2,281)
Cash Used In Operating Activities	(21,072)	(21,954)
Cash Flows From Investing Activities:
Purchase of Investments Available-for-Sale	(23,531)	(34,202)
Sale of Investments Available-for-Sale	27,076	30,479
Purchase of Equipment	(970)	(449)
Purchase of Research and Development Licenses (Related Party)	—	(750)
Cash Provided By (Used In) Investing Activities	2,575	(4,922)
Cash Flows From Financing Activities:
Proceeds from Term Loan	22,500	—
Debt Issuance Costs	(1,343)	—
Payments on Short Term Note Payable	(763)	(763)
Proceeds from the Issuance of Common Stock / Public Offering	43,148	18,777
Offering Costs from the Issuance of Common Stock / Public Offering	(2,469)	(1,488)
Proceeds from the Issuance of Common Stock / At-the-Market Offering	2,325	2,296
Offering Costs from the Issuance of Common Stock / At-the-Market Offering	(63)	(207)
Proceeds from the Exercise of Employee Stock Options	—	148
Repurchase of Common Stock to Pay Employee Withholding Taxes	(18)	(180)
Cash Provided By Financing Activities	63,317	18,583

Increase (Decrease) in Cash and Cash Equivalents	44,820	(8,293)
Cash and Cash Equivalents at Beginning of Period	11,794	22,714
Cash and Cash Equivalents at End of Period	$56,614	$14,421

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$906	$—
Supplemental Disclosure of Noncash Investing and Financing Activities:
Change in Unrealized Loss on Marketable Securities Available-for-Sale	$(11)	$—
Insurance Financing Note Payable	$—	$1,145
Fair Value of Warrants issued related to Debt Financing	$501	$—
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.  Description of Business

Rockwell Medical, Inc. and subsidiaries (collectively, “we”, “our”, “us”, or the “Company”), is a biopharmaceutical company dedicated to improving outcomes for patients with iron deficiency and iron-deficiency anemia, with an initial focus on patients with end-stage kidney disease (ESKD) and on dialysis. The Company is focused on developing its proprietary ferric pyrophosphate citrate (“FPC”) therapeutic platform. The first product developed from this platform is Triferic, the first-FDA approved product for the replacement of iron and maintenance of hemoglobin in adult hemodialysis patients. We initiated commercial sales of Triferic Dialysate during the second quarter of 2019 and received approval by the U.S. Food and Drug Administration ("FDA") for the intravenous formulation of Triferic, Triferic AVNU, on March 27, 2020. We plan to leverage our experience with Triferic to develop our FPC platform for iron deficiency and iron deficiency anemia in other disease states. Our lead indication is developing FPC for the treatment of iron deficiency anemia in patients undergoing home infusion therapy. We are also a manufacturer of hemodialysis concentrates for dialysis providers and distributors in the United States and abroad. We supply the domestic market with dialysis concentrates and we also supply dialysis concentrates to distributors serving a number of foreign countries, primarily in the Americas and the Pacific Rim.

Our mission is to transform anemia management in a wide variety of disease states across the globe, while improving patients’ lives. Accordingly, we are building the foundation to become a leading medical and commercial organization in the field of iron deficiency.

Triferic® is a registered trademark of Rockwell Medical, Inc.
2.  Liquidity and Capital Resources
As of September 30, 2020, the Company had approximately $56.6 million of cash and cash equivalents, $10.7 million of investments available-for-sale, working capital of $65.2 million and an accumulated deficit of $328.7 million. Net cash used in operating activities for the nine months ended September 30, 2020 was approximately $21.1 million. Management evaluated the Company’s ability to continue as going concern for at least the next 12 months from the filing of this report. Based on the currently available working capital, capital raise and debt financing described below, management believes the Company currently has sufficient funds to meet its operating requirements for at least the next twelve months from the date of the filing of this report.
In February 2020, the Company sold 3,670,212 shares of its common stock for proceeds of $8.0 million, net of issuance costs. On March 16, 2020, the Company closed a debt financing transaction with net proceeds at closing of approximately $21.2 million, net of fees and expenses (See Note 15 for further detail). On September 23, 2020, the Company sold 23,178,809 shares of its common stock for proceeds of $32.7 million, net of issuance costs (see Note 10 for further detail).
During the nine months ended September 30, 2020, the Company sold 1,128,608 shares of its common stock as part of its sales agreement with Cantor Fitzgerald & Co. for proceeds of $2.3 million, net of issuance costs. Approximately $32.3 million remains available for sale under this facility. See Note 10 for further detail.

The Company will require additional capital to sustain its operations and make the investments it needs to execute upon its longer-term business plan, including the commercialization of Triferic Dialysate and Triferic AVNU, executing upon our plans for enhancing Triferic's medical capabilities, generating additional data for Triferic and developing Triferic for new therapeutic indications. If the Company is unable to generate sufficient revenue from its existing long-term business plan, the Company will need to obtain additional equity or debt financing. If the Company attempts to obtain additional debt or equity financing, the Company cannot assume that such financing will be available on favorable terms, if at all.

In addition, the Company is subject to certain covenants and cure provisions under our Loan Agreement with Innovatus. As of the date of this report, the Company believes that it will either be able to satisfy such covenants or, in the event of a breached covenant, exercise cure provisions to avoid an event of default. If we are unable to avoid an event of default, any required repayments could have an adverse effect on our liquidity (See Note 15 for further detail).

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The COVID-19 pandemic and resulting domestic and global disruptions have adversely affected our business and operations, including, but not limited to, our sales and marketing efforts and our research and development activities, and the operations of third parties upon whom we rely. Quarantines, shelter-in-place, executive and similar government orders and the recent surge in infections domestically may negatively impact our sales and marketing activities, particularly if our sales representatives are unable to interact with current and potential customers to the same extent as before onset of the COVID-19 pandemic. Our international business development activities may also be negatively impacted by COVID-19, especially with the recent surge in infections and resulting quarantines or shelter-in-place orders. Depending on the severity of the impact on our sales and marketing efforts, the timing of our commercial launch of Triferic AVNU could be delayed.

The COVID-19 pandemic, the recent domestic and international surge in infections and resulting global disruptions have caused significant volatility in financial and credit markets. We have utilized a range of financing methods to fund our operations in the past; however, current conditions in the financial and credit markets may limit the availability of funding, refinancing or increase the cost of funding. Due to the rapidly evolving nature of the global situation, it is not possible to predict the extent to which these conditions could adversely affect our liquidity and capital resources in the future.
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

The condensed consolidated balance sheet at September 30, 2020, condensed consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019, condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2020 and 2019, condensed consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019, and condensed consolidated statement of changes in shareholder’s equity for the three and nine months ended September 30, 2020 and 2019 are unaudited, but include all adjustments, consisting of normal recurring adjustments, that the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020 or for any future interim period. The condensed consolidated balance sheet at December 31, 2019 has been derived from audited financial statements, however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2019 and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as filed with the SEC on Form 10-K on March 17, 2020. The Company’s consolidated subsidiaries consisted of its wholly-owned subsidiaries, Rockwell Transportation, Inc. and Rockwell Medical India Private Limited.

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

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

	As of September 30,
	2020	2019
Options to purchase common stock	6,682,192	8,170,382
Unvested restricted stock awards	146,800	146,800
Unvested restricted stock units	245,405	1,324,172
Warrants to purchase common stock	26,426,863	2,770,781
	33,501,260	12,412,135
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
In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260) and Derivatives and Hedging (Topic 815)- Accounting for Certain Financial Instruments with Down Round Features” (“ASU 2017-11”). Equity-linked instruments, such as warrants and convertible instruments may contain down round features that result in the strike price being reduced on the basis of the pricing of future equity offerings. Under ASU 2017-11, a down round feature will no longer require a freestanding equity-linked instrument (or embedded conversion option) to be classified as a liability that is remeasured at fair value through the income statement (i.e. marked-to-market). However, other features of the equity-linked instrument (or embedded conversion option) must still be evaluated to determine whether liability or equity classification is appropriate. Equity classified instruments are not marked-to-market. For earnings per share ("EPS") reporting, the ASU requires companies to recognize the effect of the down round feature only when it is triggered by treating it as a dividend and as a reduction of income available to common shareholders in basic EPS. The amendments in this ASU are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. This standard, which the Company as adopted on January 1, 2020, and did not have a material impact on the Company’s financial position, results of operations or cash flows.
4.  Revenue Recognition

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers. The core principle of the new revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

•Step 1: Identify the contract with the customer
•Step 2: Identify the performance obligations in the contract
•Step 3: Determine the transaction price
•Step 4: Allocate the transaction price to the performance obligations in the contract
•Step 5: Recognize revenue when the company satisfies a performance obligation
Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by us from a customer, are excluded from revenue.
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
The Company received upfront fees under four distribution and license agreements that have been deferred as a contract liability.  The amounts received from Wanbang Biopharmaceuticals Co., Ltd. (“Wanbang”) and Sun Pharmaceutical Industries Ltd. ("Sun Pharma") and amounts to be received Jeil Pharmaceutical Co., Ltd. ("Jeil Pharma") are recognized as revenue over the estimated term of the applicable distribution and license agreement as regulatory approval was not received and the Company did not have sufficient experience in China, India and South Korea, respectively, to determine that regulatory approval was probable as of the execution of the agreement.  The amounts received from Baxter Healthcare Corporation (“Baxter”), are recognized as revenue at the point in time that the estimated product sales under the agreement occur.
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

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In thousands of U.S. dollars ($)	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
Products By Geographic Area	Total	U.S.	Rest of World	Total	U.S.	Rest of World
Drug Revenues
Product Sales – Point-in-time	$228	$228	$—	$609	$609	$—
License Fee – Over time	56	—	56	167	—	167
Total Drug Products	284	228	56	776	609	167
Concentrate Products
Product Sales – Point-in-time	14,506	13,470	1,036	44,786	40,295	4,491
License Fee – Over time	490	490	—	1,471	1,471	—
Total Concentrate Products	14,996	13,960	1,036	46,257	41,766	4,491
Net Revenue	$15,280	$14,188	$1,092	$47,033	$42,375	$4,658

In thousands of U.S. dollars ($)	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
Products By Geographic Area	Total	U.S.	Rest of World	Total	U.S.	Rest of World
Drug Revenues
Product Sales – Point-in-time	$98	$98	$—	$112	$112	$—
License Fee – Over time	$68	$—	68	205	—	205
Total Drug Products	166	98	68	317	112	205
Concentrate Products
Product Sales – Point-in-time	14,746	13,353	1,393	44,010	39,100	4,910
License Fee – Over time	495	495	—	1,485	1,485	—
Total Concentrate Products	15,241	13,848	1,393	45,495	40,585	4,910
Net Revenue	$15,407	$13,946	$1,461	$45,812	$40,697	$5,115
Contract balances
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

In thousands of U.S. dollars ($)	September 30, 2020	December 31, 2019
Receivables, which are included in "Trade and other receivables"	$4,129	$4,203
Contract liabilities	$10,738	$12,076
There were no material losses recognized related to any receivables arising from the Company’s contracts with customers for the three and nine months ended September 30, 2020 and 2019.
For the three and nine months ended September 30, 2020 and September 30, 2019, the Company did not recognize any material bad-debt expense. There were no material contract assets recorded on the condensed consolidated balance sheet as of September 30, 2020 and December 31, 2019.  The Company does not generally accept returns of its concentrate products and no material reserve for returns of concentrate products was established as of September 30, 2020 or December 31, 2019.
The contract liabilities primarily relate to upfront payments and consideration received from customers that are received in advance of the customer assuming control of the related products
Transaction price allocated to remaining performance obligations
For the three and nine months ended September 30, 2020, revenue recognized from performance obligations related to prior periods was not material.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, contracts where revenue is recognized as invoiced and contracts with variable consideration related to undelivered performance obligations, totaled $10.7 million as of September 30, 2020. The amount relates primarily to upfront payments and consideration received from customers that are received in advance of the customer assuming control of the related products. The Company applies the practical expedient in paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less. The Baxter Agreement includes minimum commitments of product sales over the duration of the agreement. Unfulfilled minimum commitments related to the Baxter Agreement are product sales of $7.7 million as of September 30, 2020, which is being amortized ratably through expiration of the Baxter Agreement on October 2, 2024.
5.  Investments - Available-for-Sale
Investments available-for-sale consisted of the following as of September 30, 2020 and December 31, 2019 (table in thousands):

	September 30, 2020
	Amortized Cost	Unrealized Gain	Unrealized Loss	Accrued Interest Income	Fair Value
Available-for-Sale Securities
Bonds	$10,679	$3	$(1)	$21	$10,702

	December 31, 2019
	Amortized Cost	Unrealized Gain	Unrealized Loss	Accrued Interest	Fair Value
Available-for-Sale Securities
Bonds	$14,238	$13	$(1)	$—	$14,250
The fair value of investments available-for-sale are determined using quoted market prices from daily exchange-traded markets based on the closing price as of the balance sheet date and are classified as a Level 1 measurement under ASC 820 Fair Value Measurements.
As of September 30, 2020 and December 31, 2019, the amortized cost and estimated fair value of our available-for-sale securities were due within one year.
6.  Inventory
Components of inventory, net of reserves, as of September 30, 2020 and December 31, 2019 are as follows (table in thousands):

	September 30, 2020	December 31, 2019
Raw Materials	$2,794	$2,471
Work in Process	329	185
Finished Goods	1,613	1,432
Total	$4,736	$4,088
As of September 30, 2020, we classified $0.9 million of inventory as non-current, all of which was related to Triferic or the active pharmaceutical ingredient and raw materials for Triferic. As of September 30, 2020, the total Triferic inventory was $3.8 million, against which we had reserved $2.7 million.
The $1.1 million net value of Triferic inventory consisted of $0.1 million of Triferic Dialysate finished goods with expiration dates ranging from December 2020 to May 2021, $0.3 million of Triferic API with estimated remaining shelf life extending through 2021, and $0.7 million of raw materials for Triferic with estimated remaining shelf life extending beyond 2025.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
7.  Property and Equipment
As of September 30, 2020 and December 31, 2019, the Company’s property and equipment consisted of the following (table in thousands):

	September 30, 2020	December 31, 2019
Leasehold Improvements	$1,176	$1,162
Machinery and Equipment	5,454	4,673
Information Technology & Office Equipment	1,822	1,810
Laboratory Equipment	653	653
	9,105	8,298
Accumulated Depreciation	(6,320)	(5,865)
Property and Equipment, net	$2,785	$2,433
Depreciation expense for the three months ended September 30, 2020 and 2019 totaled $0.2 million. Depreciation expense for the nine months ended September 30, 2020 and 2019 totaled $0.6 million.
8.  Accrued Liabilities
Accrued liabilities as of September 30, 2020 and December 31, 2019 consisted of the following (table in thousands):

	September 30, 2020	December 31, 2019
Accrued Research & Development Expense	$258	$283
Accrued Compensation and Benefits	2,584	1,018
Accrued Legal Expenses	172	182
Accrued Marketing Expenses	100	61
Other Accrued Liabilities	1,854	2,974
Total Accrued Liabilities	$4,968	$4,518
9.  Deferred Revenue
In October 2014, the Company entered into the Baxter Agreement with Baxter and received an upfront fee of $20 million. The upfront fee was recorded as deferred revenue and is being recognized based on the proportion of product shipments to Baxter in each period, compared with total expected sales volume over the term of the Baxter Agreement, which expires in October 2024. The Company recognized revenue of approximately $0.5 million and $1.5 million for the three and nine months ended September 30, 2020 and 2019, respectively. Deferred revenue related to the Baxter Agreement totaled $7.7 million as of September 30, 2020 and $9.1 million as of December 31, 2019.
If a “Refund Trigger Event” occurs under the Baxter Agreement, we would be obligated to repay a portion of the upfront fee and any paid portion of the facility fee. In the event of a Refund Trigger Event occurring from October 1, 2020 to December 31, 2021, Baxter would be eligible for a 25% refund of the Baxter Agreement’s upfront fee. In addition, if Baxter terminates the Baxter Agreement because Baxter has been enjoined by a court of competent jurisdiction from selling in the United States any product covered by the Baxter Agreement due to a claim of intellectual property infringement or misappropriation relating to such product prior to the end of 2020, Baxter would be eligible for a partial refund of the upfront fee of $5.0 million. In no event does the Baxter Agreement require more than one refund be paid.
In 2016, the Company entered into a distribution and license agreement with Wanbang (the "Wanbang Agreement") and received an upfront fee of $4.0 million. The upfront fee was recorded as deferred revenue and is being recognized as revenue based on the agreement term. The Company recognized revenue of approximately $53,000 and $0.2 million for the three and nine months ended September 30, 2020 and 2019, respectively. Deferred revenue related to the Wanbang Agreement totaled $2.8 million as of September 30, 2020 and $3.0 million as of December 31, 2019.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
On January 14, 2020, the Company entered into license and supply agreements with Sun Pharma (the "Sun Pharma Agreements"), for the rights to commercialize Triferic Dialysate (ferric pyrophosphate citrate) in India. Under the terms of the Sun Pharma Agreements, Sun Pharma will be the exclusive development and commercialization partner for Triferic Dialysate in India, and the Company will supply the product to Sun Pharma. In consideration for the license, the Company received an upfront fee of $0.1 million, and will be eligible for milestone payments and royalties on net sales. A Joint Alliance Committee, comprised of members from the Company and Sun Pharma, will guide the development and execution for Triferic Dialysate in India. Sun Pharma will be responsible for all clinical and regulatory approval, as well as commercialization activities. The upfront fee was recorded as deferred revenue and is being recognized as revenue based on the agreement term. The Company recognized revenue of approximately $2,500 and $7,500 during the three and nine months ended September 30, 2020, respectively. Deferred revenue related to the Sun Pharma Agreement totaled $92,500 as of September 30, 2020.

On September 7, 2020, the Company entered into a license and supply agreements with Jeil Pharma (the "Jeil Pharma Agreements"), for the rights to commercialize Triferic Dialysate (ferric pyrophosphate citrate) in South Korea. Under the terms of the Jeil Pharma Agreements, Jeil Pharma will be the exclusive development and commercialization partner for Triferic Dialysate in South Korea, and the Company will supply the product to Jeil Pharma. In consideration for the license, the Company received an upfront fee of $0.2 million, and will be eligible for milestone payments and royalties on net sales. A Joint Alliance Committee, comprised of members from the Company and Jeil Pharma, will guide the development and execution for Triferic Dialysate in South Korea. Jeil Pharma will be responsible for all clinical and regulatory approval, as well as commercialization activities. The upfront fee was recorded as deferred revenue and is being recognized as revenue based on the agreement term. The Company recognized revenue of nil during the three and nine months ended September 30, 2020.
10.  Stockholders’ Equity

Preferred Stock
As of September 30, 2020 and December 31, 2019, there were 2,000,000 shares of preferred stock, $0.0001 par value per share, authorized and no shares of preferred stock issued or outstanding.
Common Stock
As of September 30, 2020 and December 31, 2019, there were 170,000,000 shares of common stock, $0.0001 par value per share, authorized and 93,573,165 and 65,378,890 shares issued and outstanding, respectively.
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

During the year ended December 31, 2019, the Company sold 1,840,443 of shares of its common stock pursuant to the Sales Agreement for gross proceeds of $5,383,079, at a weighted average selling price of approximately $2.92. The Company paid $309,479 in commissions and offering fees related to the sale of the common stock. For the nine months ended September 30, 2020, the Company sold 1,128,608 of shares of its common stock pursuant to the Sales Agreement for gross proceeds of $2,325,478, at a weighted average selling price of approximately $2.06. The Company paid $63,000 in commissions and offering fees related to the sale of common stock. Approximately $32.3 million remains available for sale under this facility.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

On September 23, 2020, the Company entered into a Securities Purchase Agreement (the “2020 Purchase Agreement”) with certain purchasers named therein, pursuant to which the Company agreed to issue and sell to several institutional and accredited investors in a registered direct offering, 21,818,544 shares of common stock and warrants to purchase up to 23,178,509 shares of common stock (the “Warrants”) at a combined purchase price equal to $1.51 per share. Each Warrant is exercisable for one share of common stock at an exercise price of $1.80 per share. The Warrants are immediately exercisable and will expire on September 25, 2022.

The Company also offered to certain purchasers pre-funded warrants to purchase up to an aggregate of 1,360,265 shares of common stock (the “Pre-Funded Warrants”), in lieu of shares of common stock. The purchase price of each Pre-Funded Warrant is equal to the price at which a share of common stock is sold to the public in the offering, minus $0.001, and the exercise price of each Pre-Funded Warrant is $0.001 per share. The Pre-Funded Warrants were exercised in conjunction with the issuance of common stock under the Securities Purchase Agreement. The Company received gross proceeds of approximately $35.0 million in connection with the offering, before deducting placement agent fees and related offering expenses of approximately $2.3 million.

A holder (together with its affiliates) may not exercise any portion of the Warrant to the extent that the holder would own more than 9.99% (or, at the holder’s option upon issuance, 4.99%) of the Company’s outstanding common stock immediately after exercise, as such percentage ownership is determined in accordance with the terms of the Warrant or Pre-Funded Warrant.

The Company agreed to pay H.C. Wainwright & Co., LLC (the "Placement Agent") a cash fee of 6.0% of the aggregate gross proceeds raised in the offering, minus $420,000 payable by the Company to a financial advisory firm for services related to the offering.

In addition, the Company agreed to pay the Placement Agent (i) 6.0% of the aggregate gross proceeds to be received, if any, from the cash exercise of any Warrants through December 25, 2021 and (ii) 4.0% of the aggregate gross proceeds to be received, if any, from the cash exercise of any Warrants subsequent to December 25, 2021. The Company also agreed to pay the Placement Agent non-accountable expenses of $50,000 as well as $12,900 for the clearing fees of the Placement Agent in connection with the offering.

The Company has accounted for the common stock for the 2020 Purchase Agreement as equity on the accompanying consolidated balance sheets as of September 30, 2020. The amount allocated to common stock was $26.1 million. This allocation is equal to the total proceeds of $35.0 million less the amount allocated to Warrants of $8.9 million and is also net of the direct and incremental costs associated with the 2020 Purchase Agreement of $2.3 million. The Black-Scholes pricing model was used to calculate the value of Warrants relating to the 2020 Purchase Agreement.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
11.  Stock-Based Compensation
The Company recognized total stock-based compensation expense during the three and nine months ended September 30, 2020 and 2019 as follows (table in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Service-based awards:
Restricted stock units	$9	$502	$243	$1,274
Stock option awards	243	597	1,019	1,796
	252	1,099	1,262	3,070
Performance-based awards:
Restricted stock units	(123)	(332)	(1,148)	469
Stock option awards	121	110	(390)	357
	(2)	(222)	(1,538)	825
Total	$250	$877	$(276)	$3,895
Restricted Stock
A summary of the Company’s restricted stock awards during the nine months ended September 30, 2020 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2020	146,800	$5.70
Unvested at September 30, 2020	146,800	$5.70
A summary of the Company’s restricted stock awards during the nine months ended September 30, 2019 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2019	146,800	$5.70
Unvested at September 30, 2019	146,800	$5.70
The fair value of restricted stock awards are measured based on their fair value on the date of grant and amortized over the vesting period of 20 months. As of September 30, 2020, unvested restricted stock awards of 146,800 were related to performance-based awards.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Service-Based Restricted Stock Units
A summary of the Company’s service-based restricted stock units during the nine months ended September 30, 2020 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2020	463,786	$4.26
Granted	188,904	2.09
Vested	(247,561)	4.30
Forfeited	(159,724)	4.26
Unvested at September 30, 2020	245,405	$2.72

A summary of the Company’s service-based restricted stock units during the nine months ended September 30, 2019 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2019	472,959	$4.32
Granted	222,497	4.26
Forfeited	(4,950)	4.81
Vested	(96,542)	4.70
Unvested at September 30, 2019	593,964	$4.23
The fair value of service based restricted stock units are measured based on their fair value on the date of grant and amortized over the vesting period. The vesting periods range from 1 to 3 years. Stock-based compensation expense of nil and $0.2 million was recognized during the three and nine months ended September 30, 2020, respectively. Stock-based compensation expense of $0.5 million and $1.3 million was recognized during the three and nine months ended September 30, 2019, respectively. As of September 30, 2020, the unrecognized stock-based compensation expense was $0.3 million, which is expected to be recognized over an estimated weighted average remaining term of less than 1 year. Included in the forfeited service-based restricted stock units are 96,541 and 55,556 units related to the resignation of the Company's former President and Chief Executive Officer on April 17, 2020 and the former Chief Financial Officer on July 3, 2020, respectively. These forfeited awards reduced stock-based compensation expense by $0.4 million.
Performance-Based Restricted Stock Units
A summary of the Company’s performance-based restricted stock units during the nine months ended September 30, 2020 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2020	988,958	$4.48
Forfeited	(988,958)	4.48
Unvested at September 30, 2020	—	$—

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
A summary of the Company’s performance-based restricted stock units during the nine months ended September 30, 2019 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2019	988,958	$4.48
Unvested at September 30, 2019	988,958	$4.48

Stock-based compensation expense recognized for performance-based restricted stock units was ($0.1) million and ($1.1) million during the three and nine months ended September 30, 2020 and ($0.3) million and $0.5 million for the three and nine months ended September 30, 2019, respectively. As of September 30, 2020, there was no unrecognized stock-based compensation expense related to performance-based restricted stock units. The forfeited performance-based restricted stock awards of 988,958 is due to the resignation of the Company's former President and Chief Executive Officer on April 17, 2020 and the resignation of the Company's former Chief Financial Officer effective July 3, 2020. These forfeited awards reduced stock-based compensation expense for the three and nine months ended September 30, 2020 by $0.1 million and $1.4 million, respectively.
Service-Based Stock Options
The fair value of the service-based stock options granted for the nine months ended September 30, 2020 were based on the following assumptions:

September 30, 2020
Exercise price	$1.17 - $2.90
Expected stock price volatility	68.2% - 75.0%
Risk-free interest rate	0.31% - 1.65%
Term (years)	5.5 - 6.0
A summary of the Company’s service-based stock option activity for the nine months ended September 30, 2020 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2020	8,210,024	$7.06	5.1	$107,150
Granted	2,252,344	1.95	5.9	—
Forfeited	(440,026)	3.96	—	—
Expired	(4,090,150)	8.24	—	—
Outstanding at September 30, 2020	5,932,192	$4.54	6.7	$—

Exercisable at September 30, 2020	2,889,218	$6.95	3.8	$—

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
A summary of the Company’s service-based stock option activity for the nine months ended September 30, 2019 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2019	7,856,480	$7.50	5.2	$—
Granted	576,477	4.17	9.7	12,074
Exercised	(30,000)	4.93	—	—
Forfeited	(620,700)	6.34	—	—
Outstanding at September 30, 2019	7,782,257	$7.35	5.1	$12,074

Exercisable at September 30, 2019	6,340,901	$8.07	4.2	$—
The aggregate intrinsic value in the table above is calculated as the difference between the closing price of our common stock and the exercise price of the stock options that had strike prices below the closing price.
During the nine months ended September 30, 2020, the Company granted stock options to purchase up to 2,252,344 shares of common stock to certain employees.  During the nine months ended September 30, 2020, 440,026 shares were forfeited. Forfeitures are recorded in the period of occurrence; compensation expense is adjusted accordingly.
Stock-based compensation expense recognized for service-based stock options was $0.2 million and $1.0 million for the three and nine months ended September 30, 2020, respectively. Stock-based compensation expense recognized for service-based stock options was $0.6 million and $1.8 million for the three and nine months ended September 30, 2019, respectively. As of September 30, 2020, total stock-based compensation expense related to unvested options not yet recognized totaled approximately $2.8 million, which is expected to be recognized over an estimated weighted average remaining term of 2.4 years. Included in the forfeited service-based stock options are 129,375 unvested options related to the resignation of the Company's former President and Chief Executive Officer on April 17, 2020 and 222,222 unvested options related to the resignation of the Company's former Chief Financial Officer effective July 3, 2020. These forfeited awards reduced stock-based compensation expense by $0.5 million. Included in the expired service-based stock options are 3,783,335 options related to the settlement with the former Chief Executive Officer, Robert Chioini, former Chief Financial Officer, Thomas Klema, and a former and then current director. See Note 14 for further details.
Performance-Based Stock Options
A summary of the performance-based stock options for the nine months ended September 30, 2020 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2020	388,125	$4.70
Granted	750,000	2.20
Forfeited	(388,125)	4.70
Outstanding at September 30, 2020	750,000	$2.20

Exercisable at September 30, 2020	—	$—

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
A summary of the performance-based stock options for the nine months ended September 30, 2019 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2019	388,125	$4.70
Outstanding at September 30, 2019	388,125	$4.70

Exercisable at September 30, 2019	—	$—
Stock-based compensation expense recognized for performance-based stock options was $0.1 million and ($0.4) million for the three and nine months ended September 30, 2020. Stock-based compensation expense recognized for performance-based stock options was $0.1 million and $0.4 million during the three and nine months ended September 30, 2019. As of September 30, 2020, the unrecognized stock-based compensation expense related to unvested performance-based stock options was $0.4 million. The forfeited unvested performance-based stock options of 388,125 is due to the resignation of the Company's former President and Chief Executive Officer on April 17, 2020. These forfeited options reduced stock-based compensation expense by $0.7 million.
12.  Related Party Transactions
Product License Agreements
The Company is a party to a Licensing Agreement with Charak, LLC ("Charak") dated January 7, 2002 (the "2002 Agreement") that grants the Company exclusive worldwide rights to certain patents and information related to our Triferic® product. On October 7, 2018, the Company entered into a Master Services and IP Agreement (the “Charak MSA”) with Charak and Dr. Ajay Gupta, who serves as Executive Vice President and Chief Scientific Officer of the Company. Pursuant to the MSA, the parties entered into three additional agreements described below related to the license of certain soluble ferric pyrophosphate (“SFP”) intellectual property owned by Charak, as well as the Employment Agreement (defined below). The Charak MSA provided for a payment of $1.0 million to Dr. Gupta, payable in four quarterly installments of $250,000 each on October 15, 2018, January 15, 2019, April 15, 2019 and July 15, 2019, and reimbursement for certain legal fees incurred in connection with the Charak MSA. The Company paid all four of the quarterly installments totaling $1.0 million and accrued $0.1 million for the reimbursement of certain legal expenses during the year ended December 31, 2019. As of September 30, 2020, the Company has fulfilled its reimbursement obligation of certain legal expenses and accrued $0.1 million relating to certain IP reimbursement expenses and certain sublicense royalty fees as a related party payable on the condensed consolidated balance sheet.
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
The transaction was accounted for as an asset acquisition pursuant to ASU 2017-1, Business Combinations (Topic 805), Clarifying the Definition of a Business, as the majority of the fair value of the assets acquired was concentrated in a group of similar assets, and the acquired assets did not have outputs or employees. The assets acquired under the Charak MSA include a license of SFP. Because SFP has not yet received regulatory approval, the $1.1 million purchase price paid and accrued for these assets has been expensed in the Company’s statement of operations for the year ended December 31, 2018. In addition, because the potential milestone payments are not yet considered probable, no milestone payments have been accrued at September 30, 2020.
13.  Leases
We lease our production facilities and administrative offices as well as certain equipment used in our operations including leases on transportation equipment used in the delivery of our products. The lease terms range from monthly to five years. We occupy a 51,000 square foot facility and a 17,500 square foot facility in Wixom, Michigan under a lease expiring in August 2021. We also occupy two other manufacturing facilities, a 51,000 square foot facility in Grapevine, Texas under a lease expiring in December 2020, and a 57,000 square foot facility in Greer, South Carolina under a lease expiring February 2023. In addition, we occupy a 1,408 square foot office space in Greer, South Carolina under a lease expiring April 2021. Finally, we executed a lease for 4,100 square feet of office space in Hackensack, New Jersey with a lease term beginning on April 1, 2019 and expiring on July 1, 2024.
At September 30, 2020, the Company had operating lease liabilities of $2.2 million and right-of-use assets of $2.1 million, which are included in the consolidated balance sheet.
The following summarizes quantitative information about the Company’s operating leases (table in thousands):

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2020	Nine Months Ended September 30, 2019
Operating leases
Operating lease cost	$382	$532	$1,228	$1,592
Variable lease cost	90	90	403	258
Operating lease expense	472	622	1,631	1,850
Short-term lease rent expense	4	4	12	12
Total rent expense	$476	$626	$1,643	$1,862

Other information
Operating cash flows from operating leases	$393	$494	$1,248	$1,532
Right of use assets exchanged for operating lease liabilities	$—	$136	$—	$4,442
Weighted-average remaining lease term – operating leases	2.3	1.8	2.3	1.8
Weighted-average discount rate – operating leases	6.8%	6.8%	6.8%	6.8%
Future minimum rental payments under operating lease agreements are as follows (in thousands):

Year ending December 31, 2020 (remaining)	$387
Year ending December 31, 2021	1,055
Year ending December 31, 2022	592
Year ending December 31, 2023	234
Year ending December 31, 2024	98
Total	$2,366
Less present value discount	(172)
Operating lease liabilities	$2,194
14.  Commitments and Contingencies

Demand Notice

In February 2020, the Company received a letter from a supplier relating to a supply agreement entered into with the Company in 2015.  The supplier alleged the Company did not meet certain annual minimums under the supply agreement, and has requested $3.0 million in penalties, plus payment of the cost for certain raw materials. While the Company believed  it had several defenses to the supplier's claim, the Company and the supplier negotiated an amicable resolution of the dispute.  On July 31, 2020, the Company and the supplier entered into a settlement agreement, which released the Company from any penalties relating to annual minimums under the 2015 agreement, established new minimums under an amended supply agreement and required the Company to pay for certain raw materials with 50% of the cost to be paid upon execution of the settlement agreement and the remaining 50% to be paid no later than December 31, 2020. As of September 30, 2020, the Company has purchased 50% of the required raw materials under the settlement agreement.
Litigation
SEC Investigation
As a follow up to certain prior inquiries, the Company received a subpoena from the SEC during the Company’s quarter ended September 30, 2018 requesting, among other things, certain information and documents relating to

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
the status of the Company’s request to the Centers for Medicare & Medicaid Services (the "CMS") for separate reimbursement status for Triferic Dialysate, the Company’s reserving methodology for expiring Triferic inventory, and the basis for the Board’s termination of the former Chief Executive Officer, Robert Chioini, and former Chief Financial Officer, Thomas Klema, in 2018. The Company is cooperating with the SEC and is responding to the SEC’s requests for documents and information.
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
On August 7, 2019, all parties to the class action entered into a settlement of the consolidated class action.  Pursuant to the terms and conditions of the settlement agreement, the Company will pay the Plaintiffs $3.7 million (the “Settlement Amount") in exchange for a full release of all liability as to all defendants. This resulted in a settlement expense of approximately $0.4 million for the year ended December 31, 2019. Of the Settlement Amount, the Company contributed approximately $0.1 million, which represented the remaining retention amount under the Company’s director and officer liability insurance policy as of September 30, 2020. The remainder of the settlement amount was funded by the Company’s director and officer insurance carrier. The settlement was approved by the court on February 26, 2020.
Shareholder Derivative Actions
Plaintiff Bill Le Clair filed a Verified Stockholder Derivative Complaint on April 23, 2019 in Case No. 1:19-cv-02373, and Plaintiff John Post filed a Verified Stockholder Derivative Complaint on May 10, 2019 in Case No. 1:19-cv-02774 (the “Derivative Complaints”) in the United States District Court in the Eastern District of New York, purportedly on behalf of the Company (as nominal defendant) and against certain of the Company’s current and former directors (the “Individual Defendants”).  The Derivative Complaints assert causes of actions against the Individual Defendants for breach of fiduciary duty, waste of corporate assets, and unjust enrichment.  The Derivative Complaints allege the Individual Defendants breached duties by, among other things, permitting alleged misstatements to be made in public filings regarding the status of separate reimbursement for Triferic from CMS, the adequacy of the Company's reserves and internal controls.  The Derivative Complaints demand a jury trial, seeking monetary damages, corporate governance and internal procedure reform, injunctive relief on the Individual Directors’ trading activities, restitution, and attorneys’ fees.  The cases were consolidated.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company tendered the above shareholder derivative actions to its director and officer insurance carrier(s) for defense and indemnity under its applicable insurance policies. On May 18, 2020, the Company, the Individual Defendants and the Plaintiffs (the "Settling Parties") entered into a formal Stipulation of Settlement, which memorializes the terms of the Settling Parties' settlement of the Derivative Complaints. A hearing occurred before the court on August 10, 2020 and the court issued a final order approving the settlement. The Company's director and officer insurance carrier has funded the settlement on behalf of the Company.
15. Loan and Security Agreement

On March 16, 2020, Rockwell Medical, Inc. and Rockwell Transportation, Inc., as Borrowers, entered into a Loan and Security Agreement (the "Loan Agreement") with Innovatus Life Sciences Lending Fund I, LP ("Innovatus"), as collateral agent and the lenders party thereto, pursuant to which Innovatus, as a lender, agreed to make certain term loans to the Company in the aggregate principal amount of up to $35.0 million (the "Term Loans"). Funding of the first $22.5 million tranche was completed on March 16, 2020. The Company is no longer eligible to draw on a second tranche of $5.0 million, which was tied to the achievement of certain milestones by a specific date. The Company may be eligible to draw on a third tranche of $7.5 million upon the achievement of certain additional milestones, including the achievement of certain Triferic sales thresholds. Net draw down proceeds were $21.2 million with closing costs of $1.3 million.

The Company is entitled to make interest-only payments for thirty months, or up to thirty-six months if certain conditions are met. The Term Loans will mature on March 16, 2025, and will bear interest at the greater of (i) Prime Rate (as defined in the Loan Agreement) and (ii) 4.75%, plus 4.00% with an initial interest rate of 8.75% per annum and an effective interest rate of 10.9%. The Company has the option, under certain circumstances, to add 1.00% of such interest rate amount to the then outstanding principal balance in lieu of paying such amount in cash. For the three and nine months ended September 30, 2020, interest expense amounted to $0.7 million and $1.3 million, respectively.

The Loan Agreement is secured by all assets of the Company and Rockwell Transportation, Inc. Proceeds will be used for working capital purposes. The Loan Agreement contains customary representations and warranties and covenants, subject to customary carve outs, and includes financial covenants related to liquidity and trailing twelve months sales of Triferic, with the latter beginning with the period ending December 31, 2020. We cannot assure you that we can maintain compliance with the covenants under our Loan Agreement, which may result in an event of default. Our ability to comply with these covenants may be adversely affected by events beyond our control. For example, the Loan Agreement contains certain financial covenants relating to sales and, as a result of the ongoing COVID-19 pandemic and its effect on our sales activities, among other factors, we may not be able to satisfy such covenants in the future. Based on our annualized Triferic sales through September 30, 2020, we may not satisfy this covenant as of December 31, 2020. If we are unable to comply with the covenants under our Loan Agreement, we intend to pursue all available cure options in order to regain compliance. However, we may not be able to mutually agree with Innovatus on appropriate remedies to cure a breach of a covenant, which could give rise to an event of default. If we are unable to avoid an event of default, any required repayments could have an adverse effect on our liquidity. As of September 30, 2020, the Company is in compliance with all the reporting and financial covenants.

In connection with each funding of the Term Loans, the Company is required to issue to Innovatus a warrant (the “Warrants”) to purchase a number of shares of the Company’s common stock equal to 3.5% of the principal amount of the relevant Term Loan funded divided by the exercise price, which will be based on the lower of (i) the volume weighted average closing price of the Company’s stock for the 5-trading day period ending on the last trading day immediately preceding the execution of the Loan Agreement or (ii) the closing price on the last trading day immediately preceding the execution of the Loan Agreement (or for the second and third tranches only at the lower of (i) $1.65 per share or (ii) the volume weighted average closing price of the Company’s stock for the 5-trading day period ending on the last trading day immediately preceding the relevant Term Loan funding). The Warrants may be exercised on a cashless basis and are immediately exercisable through the seventh anniversary of the applicable funding date. The number of shares of common stock for which each Warrant is exercisable and the associated exercise price are subject to certain proportional adjustments as set forth in such Warrant. In connection with the first tranche of the Term Loans, the Company issued a Warrant to Innovatus, exercisable for an aggregate of 477,273 shares of the Company’s common stock at an exercise price of $1.65 per share. The Company evaluated the warrant under ASC 470, Debt, and recognized an additional debt discount of approximately $0.5 million based on the relative fair value of the base instruments and warrants. The Company calculated the fair value of the warrant using the Black-Scholes model.

As of September 30, 2020, the outstanding balance of the Term Loan was $20.9 million, net of unamortized issuance costs and unaccreted discount of $1.6 million.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following table reflects the schedule of principal payments on the Term Loan as of September 30, 2020 (in thousands):

Principal Payments
2020	$—
2021	—
2022	2,250
2023	9,000
2024	9,000
2025	2,250
$22,500

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
Forward-Looking Statements
We make forward-looking statements in this report and may make such statements in future filings with the Securities and Exchange Commission, or SEC.  We may also make forward-looking statements in our press releases or other public or shareholder communications.  Our forward-looking statements are subject to risks and uncertainties and include information about our expectations and possible or assumed future results of our operations.  When we use words such as “may,” “might,” “will,” “should,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” “could,” “plan,” “potential,” “predict,” “forecast,” “project,” “intend,” or similar expressions, or make statements regarding our intent, belief, or current expectations, we are making forward-looking statements. Our forward looking statements also include, without limitation, statements about our liquidity and capital resources; our plans and ability to successfully commercialize our products; our ability to successfully launch FDA-approved Triferic AVNU; our ability to develop FPC for other indications; our ability to successfully execute on our business strategy and development of new indications; and statements regarding our anticipated future financial condition, operating results, cash flows and business plans.
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
Overview and Recent Developments

Rockwell Medical, Inc. and subsidiaries (collectively, “we”, “our”, “us”, or the “Company”), is a biopharmaceutical company dedicated to improving outcomes for patients with iron deficiency and iron-deficiency anemia, with an initial focus on patients with end-stage kidney disease (ESKD) and on dialysis. The Company is focused on developing its proprietary ferric pyrophosphate citrate (“FPC”) therapeutic platform. The first product developed from this platform is Triferic, the first-FDA approved product for the replacement of iron and maintenance of hemoglobin in adult hemodialysis patients. We initiated commercial sales of Triferic Dialysate during the second quarter of 2019 and received approval by the U.S. Food and Drug Administration ("FDA") for the intravenous formulation of Triferic, Triferic AVNU, on March 27, 2020. We plan to leverage our experience with Triferic to develop our FPC platform for iron deficiency and iron deficiency anemia in other disease states. Our lead indication is developing FPC for the treatment of iron deficiency anemia in patients undergoing home infusion therapy. We are also a manufacturer of hemodialysis concentrates for dialysis providers and distributors in the United States and abroad. We supply the domestic market with dialysis concentrates and we also supply dialysis concentrates to distributors serving a number of foreign countries, primarily in the Americas and the Pacific Rim.

Our mission is to transform anemia management in a wide variety of disease states across the globe, while improving patients’ lives. Accordingly, we are building the foundation to become a leading medical and commercial organization in the field of iron deficiency.

Substantially all of our sales have been concentrate products and ancillary items, though we initiated commercial sales of our proprietary therapeutic, Triferic Dialysate, during the second quarter of 2019.

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
Triferic AVNU (formerly I.V. Triferic)
We have also developed Triferic AVNU, an intravenous injection formulation of Triferic, for use by hemodialysis clinics in the United States as well as international markets. On March 27, 2020, we received FDA approval for Triferic AVNU, with the same indications as the dialysate formulation (indicated to replace iron and maintain hemoglobin concentration in adult HDD-CKD hemodialysis patients) and we began recruiting clinics for participation in a sample evaluation program for Triferic AVNU during the third quarter of 2020. Due to a minor scheduling delay in the production of packaging for salable product, commercialization will likely be postponed until the first quarter of 2021. Like Triferic Dialysate, Triferic AVNU will be reimbursed within the existing fixed-price bundle of payments that CMS provides to dialysis providers.

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
Dialysis Concentrates
We manufacture, sell, deliver and distribute hemodialysis concentrates, along with a line of ancillary dialysis products abroad. We sell directly to DaVita, Inc. and use Baxter as our exclusive marketer and distributor in the United States and in select foreign markets. Dialysate concentrates accounted for approximately 96% of our revenues for the nine months September 30, 2020, with ancillary products and Triferic accounting for most of the remainder.  We receive a pre-defined gross profit margin on our concentrate products sold pursuant to the Baxter Agreement, subject to an annual true-up of costs.
Clinical Development
Although Triferic is approved for commercial sale in the United States, it is not approved for sale in other major markets globally.  We have received regulatory guidance from the European Medicines Agency ("EMA") regarding the clinical studies that are needed to file for approval of Triferic AVNU in Europe.  At the present time, we do not intend to commence these clinical studies without a development partner in Europe. In conjunction with our licensee in China, Wanbang Biopharmaceutical, Co., Ltd. ("Wanbang"), we completed two clinical pharmacology studies in China during 2019. We expect Wanbang to initiate an additional, pivotal, clinical study that is required to support a submission for regulatory approval in China. In addition, pursuant to the licensing agreement with Sun Pharmaceutical Industries Ltd. ("Sun Pharma"), our licensee in India, meetings between Sun Pharma and the regulatory authorities in India have been initiated. Sun Pharma continues to follow up with the Indian regulatory authorities to determine the requirements for approval of Triferic in India. Lastly, pursuant to the licensing agreement with Jeil Pharmaceutical Co., Ltd ("Jeil Pharma"), our licensee in South Korea, meetings between Jeil Pharma and the regulatory authorities in South Korea will be initiated. Jeil Pharma has informed us they do not believe they would need to perform a clinical trial in advance of approval. We anticipate sales in South Korea to begin in early 2022. See "Item 1A — Risk Factors" below for a discussion of the potential impact of COVID-19 our overall business and such clinical studies.
As a post-approval requirement under the Pediatric Research Equity Act, we are required to conduct a further clinical study of the effectiveness of Triferic in a pediatric patient population. We have reached agreement with the FDA and EMA on the design of this study. We have engaged a contract research organization and are in process of selecting sites in the United States and selected EU countries. We expect the data from this study could be used as part of the overall clinical data package to support approval by the EMA, if and when we are able to complete the other clinical trials needed to support making such a filing. See "Item 1A — Risk Factors" below for a discussion of the potential impact of COVID-19 on such clinical studies.
Growth Opportunities
In the third Quarter of 2020 we initiated our plan to leverage our development and regulatory experience with our FPC platform for use in other indications. We plan to meet with the FDA for a Type C meeting to discuss our plan for developing FPC for the treatment of iron deficiency anemia in patients undergoing home infusion therapy. Over 3.2 million patients are treated annually using home infusion therapy. The incidence of iron deficiency is estimated to be as high as 60% in this patient population.
Iron deficiency anemia is largely undertreated in part due to limitations of the currently available iron replacement drugs. Due to concerns about hypersensitivity reactions, IV iron is infrequently prescribed as a home infusion therapy. This means that patients need to visit a physician office for an infusion which is costly and inconvenient. As a result, physicians are often hesitant to proactively treat iron deficiency and the majority of patients are left to deal with the disease on their own. Those who become severely anemic are reactively given blood transfusions, which comes with significant risk.
We also plan to meet with FDA in 2021 to discuss our development plans for FPC to improve cardiac function in hospitalized acute congestive heart failure patients. More than a million patients are hospitalized each year with acute decompensated heart failure. Iron deficiency is a common co-morbidity in 50% to 70% of these patients.
While there is increasing evidence regarding the positive impact of IV iron replacement therapy in the chronic ambulatory heart failure patient, the evidence in the acute population is scarce. One limitation of currently available parenteral iron products is that the iron must be processed and stored in the liver before it is released and becomes available as a fuel for cardiac muscle energetics. We believe FPC may be a significant advantage for the acute heart failure patient due to the fact that it provides 100% immediately bioavailable iron, which may mean it is faster acting and could make a meaningful impact within the context of the hospital stay.

Results of Operations for the three months ended September 30, 2020 and 2019
The following table summarizes our operating results for the periods presented below (dollars in thousands):

	For the Three Months Ended September 30,
	2020	% of Revenue	2019	% of Revenue	% Change

Net Sales	$15,280		$15,407		(0.8)%
Cost of Sales	14,934	97.7%	15,424	100.1%	(3.2)
Gross Profit (Loss)	346	2.3	(17)	(0.1)	(2,135.3)

Selling and Marketing	1,669	10.9	1,827	11.9	(8.6)
General and Administrative	3,622	23.7	4,623	30.0	(21.7)
Research and Product Development	1,745	11.4	1,475	9.6	18.3
Operating Loss	$(6,690)	(43.8)%	$(7,942)	(51.5)%	(15.8)%
Net Sales
During the three months ended September 30, 2020, our net sales were $15.3 million compared to net sales of $15.4 million during the three months ended September 30, 2019. The decrease of $0.1 million was primarily due to a decrease in international sales of dialysis concentrates products. Triferic Dialysate net sales for the three months ended September 30, 2020 included approximately $0.2 million of Triferic Dialysate product sales to United States customers.
Gross Profit
Cost of sales during the three months ended September 30, 2020 was $14.9 million, resulting in gross profit of $0.4 million during the three months ended September 30, 2020, compared to cost of sales of a $15.4 million and a gross loss of $17,000 during the three months ended September 30, 2019. Gross profit increased by $0.4 million in the third quarter of 2020 compared to the third quarter of 2019, due primarily to a large inventory reserved of $1.1 million recorded in the third quarter of 2019 compared to $0.3 million inventory reserve recorded in the third quarter of 2020; offset by an increase in labor and material costs $0.3 million to address protocols put in place from the ongoing COVID-19 pandemic. Gross profits are primarily related to our concentrates business at this time. The Company anticipates that potential future sales of Triferic will impact the mix of future gross profits.
Selling and Marketing Expense
Selling and marketing expenses were $1.7 million during the three months ended September 30, 2020, compared with $1.8 million during the three months ended September 30, 2019. The decrease of $0.1 million is primarily due to a decrease in marketing costs related to Triferic Dialysate offset by an increase in costs associated with the launch of Triferic AVNU, our new FDA-approved intravenous formula.
General and Administrative Expense
General and administrative expenses were $3.6 million during the three months ended September 30, 2020, compared with $4.6 million during the three months ended September 30, 2019. The decrease of $1.0 million is due primarily to a decrease in stock compensation of $0.6 million, relating to a decrease in incentive compensation from forfeited equity awards associated with the departure of our former Chief Financial in July 2020; a decrease in consulting expense of $0.3 million, relating to strategic development; a decrease in accounting costs of $0.2 million , relating to a decrease in internal audit fees; and a decrease in legal expense of $0.1 million, relating to previous litigation that has since been resolved; partially offset by an increase of $0.3 million for increased training cost and severance pay related to our former President and Chief Executive Officer.
Research and Product Development Expense
Research and product development expenses were $1.7 million for the three months ended September 30, 2020, compared with $1.5 million during the three months ended September 30, 2019. The increase of $0.2 million was due primarily to increase in costs relating to our scientific programs. The Company is continuing to invest in its medical and scientific programs to support the global launch of Triferic and the advancement of our FPC technology platform.
Other Income (Expense)
Other income for the three months ended September 30, 2020 was $5,861, consisting of interest income of $1,767 and $4,094 of realized gains on investments. Other income for the three months ended September 30, 2019 was $103,386, consisting of $97,100 of interest income and $6,268 of realized gains on investments. Other expense for the three months ended September 30, 2020 was $0.7 million of interest expense related to our debt facility (see Note 15 for more information on our debt facility). Other expense for the three months ended September 30, 2019 was $16,365 of interest expense.

Results of Operations for the nine months ended September 30, 2020 and 2019
The following table summarizes our operating results for the periods presented below (dollars in thousands):

	For the Nine Months Ended September 30,
	2020	% of Revenue	2019	% of Revenue	% Change

Net Sales	$47,033		$45,812		2.7%
Cost of Sales	44,693	95.0%	44,085	96.2%	1.4
Gross Profit	2,340	5.0	1,727	3.8	35.5

Selling and Marketing	5,738	12.2	7,149	15.6	(19.7)
General and Administrative	11,767	25.0	16,341	35.7	(28.0)
Settlement Expense, net of Reimbursement	—	—	430	0.9	(100.0)
Research and Product Development	5,183	11.0	4,930	10.8	5.1
Operating Loss	$(20,348)	(43.3)%	$(27,123)	(59.2)%	(25.0)%

Net Sales

During the nine months ended September 30, 2020, our net sales were $47.0 million compared to net sales of $45.8 million during the nine months ended September 30, 2019. The increase of $1.2 million was primarily due to higher domestic dialysis concentrate sales of $0.8 million and an increase in Triferic Dialysate sales of approximately $0.4 million compared to the nine months ended September 30, 2019. Triferic was launched in the third quarter of 2019 via the sample evaluation program and there were nominal revenues for the same period in 2019.

Gross Profit

Cost of sales during the nine months ended September 30, 2020 was $44.7 million, resulting in gross profit of $2.3 million during the nine months ended September 30, 2020, compared to cost of sales of $44.1 million and a gross profit of $1.7 million during the nine months ended September 30, 2019. Gross profit increased by $0.6 million during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. The increase was due primarily to a gross margin increase of $0.3 million in our Triferic Dialysate product in 2020. In comparison, the launch and sales of Triferic Dialysate occurred in the third quarter of 2019 and had no to minimal impact during the nine months ended September 30, 2019. Gross profits are primarily related to our concentrates business at this time. The Company anticipates that potential future sales of Triferic will impact the mix of future gross profits.

Selling and Marketing Expense

Selling and marketing expenses were $5.7 million during the nine months ended September 30, 2020, compared with $7.1 million during the nine months ended September 30, 2019. The decrease of $1.4 million is due primarily to the decrease in marketing costs of $2.2 million, partially offset by an increase in costs associated with hiring, training and educating new employees of $0.8 million. The fluctuation in these costs are mainly due to the timing of the Triferic Dialysate launch in the third quarter of 2019. We expect those costs to continue to level off quarter over quarter going forward.

General and Administrative Expense

General and administrative expenses were $11.8 million during the nine months ended September 30, 2020, compared with $16.3 million during the nine months ended September 30, 2019. The $4.5 million decrease was driven primarily by decreases to stock compensation, legal, recruiting and consulting fees, partially offset by an increase in labor costs. The decrease in stock compensation primarily relate to the resignation of our former President and Chief Executive Officer in April 2020 and former Chief Financial Officer effective July 2020.

Research and Product Development Expense

Research and product development expenses was $5.2 million for the nine months ended September 30, 2020, compared with $4.9 million during the nine months ended September 30, 2019, an increase of $0.3 million. Research and product development expenses for the nine months ended September 30, 2020 included clinical trials and other product development expenses of $1.8 million for Triferic, compared to $1.4 million during the nine months ended September 30, 2019. The Company is continuing to invest in its medical and scientific programs to support the global launch of Triferic and the advancement of our FPC technology platform.

Settlement Expense, net of Reimbursement

Settlement expense was nil for the nine months ended September 30, 2020, compared to $0.4 million in for the nine months ended September 30, 2019. Settlement expense for the nine months ended September 30, 2019 reflected the terms of the confidential settlement agreement and mutual release entered into in August 2018 relating to the Company’s former Chief Executive Officer, Robert Chioini, former Chief Financial Officer, Thomas Klema, and a former and then current director.

Other Income (Expense)

Other income for the nine months ended September 30, 2020 was $247,682, consisting of interest income of $239,594 and $8,088 of realized gains on investments. Other income for the nine months ended September 30, 2019 was $313,393, consisting of $289,101 of interest income and $24,292 of realized gains on investments. Other expense for the nine months ended September 30, 2020 was $2.1 million, consisting of warrant modification expense of $0.8 million and interest expense of $1.3 million related to our debt facility (see Note 15 for more information on our debt facility). Other expense for the nine months ended September 30, 2019 was $16,365 of interest expense.

Liquidity and Capital Resources
As of September 30, 2020, we had approximately $67.3 million of cash, cash equivalents and investments available-for-sale, and working capital of $65.2 million. Net cash used in operating activities for the nine months ended September 30, 2020 was approximately $21.1 million.
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
During the nine months ended September 30, 2020, the Company sold 1,128,608 of shares of its common stock pursuant to the Sales Agreement with the Agent for proceeds of $2.3 million, net of issuance costs. As of September 30, 2020, approximately $32.3 million remains available for sale under this facility.
On February 4, 2020, the Company entered into an underwriting agreement with Cantor Fitzgerald & Co., as underwriter, pursuant to which the Company agreed to issue and sell up to 3,670,212 shares of its common stock, which included 478,723 shares optional shares that may be sold pursuant to an over-allotment option granted to the underwriters. On February 6, 2020, the Company closed the sale of 3,191,489 shares of its common stock at the public offering price of $2.22 per share. On February 19, 2020, the underwriter exercised its over-allotment option to purchase an additional 478,723 shares at a price of $2.22 per share, which closed on February 21, 2020. The Company raised a total of $8.0 million, net of issuance costs of $0.1 million, relating to the sale of the common stock in the offering. The offering was made pursuant to the Company’s effective Registration Statement on Form S-3 (File No. 333-227363), which was previously filed with the SEC.
On March 16, 2020, Rockwell Medical, Inc. and Rockwell Transportation, Inc., as Borrowers, entered into a Loan and Security Agreement (the "Loan Agreement") with Innovatus Life Sciences Lending Fund I, LP (“Innovatus”), as collateral agent and the lenders party thereto, pursuant to which Innovatus, as a lender, agreed to make certain term loans to the Company in the aggregate principal amount of up to $35.0 million (the “Term Loans”). Funding of the first $22.5 million tranche was completed on March 16, 2020. The Company is no longer eligible to draw on a second tranche of $5.0 million, which was tied to the achievement of certain milestones by a specified date. The Company may be eligible to draw on a third tranche of $7.5 million upon the achievement of certain additional milestones, including the achievement of certain Triferic sales thresholds. Net draw down proceeds were $21.2 million with closing costs of $1.3 million.
The Company is entitled to make interest-only payments for thirty months, or up to thirty-nine months if certain conditions are met. The Term Loans will mature on March 16, 2025 and will bear interest at the greater of (i) Prime Rate (as defined in the Loan Agreement) and (ii) 4.75%, plus 4.00%, with an initial interest rate of 8.75% per annum. The Company has the option, under certain circumstances, to add 1.00% of such interest rate amount to the then outstanding principal balance in lieu of paying such amount in cash. For the nine months ended September 30, 2020 and 2019, interest expense amounted to $1.3 million and $16,000, respectively.
The Loan Agreement is secured by all assets of the Company and Rockwell Transportation, Inc. Proceeds will be used for working capital purposes. The Loan Agreement contains customary representations and warranties and covenants, subject to customary carve outs, and includes financial covenants related to liquidity and trailing twelve months sales of Triferic, with the latter beginning with the period ending December 31, 2020. We cannot assure you that we can maintain compliance with the covenants under our Loan Agreement, which may result in an event of default. Our ability to comply with these covenants may be adversely affected by events beyond our control. For example, the Loan Agreement contains certain financial covenants relating to sales and, as a result of the ongoing COVID-19 pandemic and its effect on our sales activities, among other factors, we may not be able to satisfy such covenants in the future. Based on our annualized Triferic sales through September 30, 2020, we may not satisfy this covenant as of December 31, 2020. If we are unable to comply with the covenants under our Loan Agreement, we intend to pursue all available cure options in order to regain compliance. However, we may not be able to mutually agree with Innovatus on appropriate remedies to cure a breach of a covenant, which could give rise to an event of default. If we are unable to avoid an event of default, any required repayments could have an adverse effect on our liquidity. As of September 30, 2020, the Company was in compliance with all the reporting and financial covenants.

If the Company is unable to maintain compliance with the reporting and financial covenants in the future, the Company could experience an event of default under the Loan Agreement, which would negatively impact the Company’s liquidity. For more information, see the risk factor entitled “Our Loan Agreement with Innovatus contains certain covenants that could adversely affect our operations and, if an event of default were to occur, we could be forced to repay the outstanding indebtedness sooner than planned and possibly at a time when we do not have sufficient capital to meet this obligation. The occurrence of any of these events could cause a significant adverse impact on our business, prospects and share price.” in “Item 1A — Risk Factors.”
On September 23, 2020, the Company entered into a Securities Purchase Agreement with certain purchasers named therein, pursuant to which the Company agreed to issue and sell to several institutional and accredited investors in a registered direct offering 21,818,544 shares of common stock and warrants to purchase up to 23,178,809 shares of common stock (the “Warrants”) at a combined purchase price equal to $1.51 per share. Each Warrant is exercisable for one share of common stock at an exercise price of $1.80 per share. The Warrants are immediately exercisable and will expire on September 25, 2022.

The Company also offered to certain purchasers pre-funded warrants to purchase up to an aggregate of 1,360,265 shares of common stock (the “Pre-Funded Warrants”), in lieu of shares of common stock. The purchase price of each Pre-Funded Warrant is equal to the price at which a share of common stock is sold to the public in the offering, minus $0.001, and the exercise price of each Pre-Funded Warrant is $0.001 per share. The Pre-Funded Warrants were exercised in conjunction with the issuance of common stock under the Securities Purchase Agreement. The Company received gross proceeds of approximately $35.0 million in connection with the offering, before deducting placement agent fees and related offering expenses of approximately $2.3 million.

Based on the equity and debt financing described above, management believes the Company currently has sufficient funds to meet its operating requirements for at least the next twelve months from the date of the filing of this report.
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
Cash Used in Operating Activities
Net cash used in operating activities was $21.1 million for the nine months ended September 30, 2020. The net loss for this period was higher than net cash used in operating activities by $1.1 million, which was primarily attributable to non-cash expenses of $2.8 million, consisting primarily of $1.1 million of amortization of the right to use assets, $0.8 million of warrant modification expense, $0.6 million of depreciation and amortization, ($0.3) million of stock-based compensation and a ($1.6) million net change in assets and liabilities.
Net cash used in operating activities was $22.0 million for the nine months ended September 30, 2019. The net loss for this period was higher than net cash used in operating activities by $4.9 million, which was primarily attributable to non-cash expenses of $7.2 million, consisting of $3.9 million of stock-based compensation, $1.4 million of amortization of the right to use assets, $0.6 million of depreciation and amortization, and a ($2.3) million net change in assets and liabilities.
Cash Provided by (Used In) Investing Activities
Net cash provided by investing activities was $2.6 million during the nine months ended September 30, 2020. The net cash provided was primarily due to the sales of our available-for-sale investments of $27.1 million, offset by $23.5 million used for the purchase of investments available-for-sale and $1.0 million for the purchase of equipment.
Net used in investing activities was $4.9 million during the nine months ended September 30, 2019. The cash used was primarily due to the purchase of our available-for-sale investments of $30.5 million, offset by $34.2 million provided by the sale of investments available-for-sale, $0.8 million for the purchase of research and development licenses acquired from a related party and $0.4 million for the purchase of equipment.
Cash Provided by Financing Activities
Net cash provided by financing activities was $63.3 million during the nine months ended September 30, 2020. The net cash provided was primarily due to net proceeds of $21.2 million related to the Loan Agreement and $40.7 million and $2.3 million from the sale of our common stock,  related to our public offerings and our at-the market offering, respectively.
Net cash provided by financing activities was $18.6 million during the nine months ended September 30, 2019. The net cash provided was primarily due to net proceeds of $17.3 million and $2.1 million from the sale of our common stock, related to our public offering and our at-the market offering, respectively.
COVID-19 Impact

The COVID-19 pandemic and resulting global disruptions have adversely affected our business and operations, including, but not limited to, our sales and marketing efforts and our research and development activities, and the operations of third parties upon whom we rely. Quarantines, shelter-in-place, executive and similar government orders may negatively impact our sales and marketing activities, particularly if our sales representatives are unable to interact with current and potential customers to the same extent as before onset of the COVID-19 pandemic. Depending on the severity of the impact on our sales and marketing efforts, the timing of our commercial launch of Triferic AVNU could be adjusted.

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
Recently issued and adopted accounting pronouncements:
We have evaluated all recently issued accounting pronouncements and believe such pronouncements do not have a material effect our financial statements. See Note 3 of the condensed consolidated financial statements at September 30, 2020.
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
Under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2020.
The material weaknesses related to change management and third-party management controls, user access security and segregation of duties as it relates to user access controls in our Information Technology General Controls ("ITGC"), described in our Annual Report on Form 10-K for the year ended December 31, 2019, have been remediated. The Company is still evaluating the design, implementation and operating effectiveness of the pervasive effect on other ITGC dependent business activity level internal control cycles, which has not been remediated. Notwithstanding the material weaknesses, the Company’s management, including the Chief Executive Officer and Chief Financial Officer (Principal Financial Officer), have concluded that the condensed consolidated financial statements as of September 30, 2020, are fairly stated, in all material respects, in accordance with generally accepted accounting principles in the United States for each of the periods presented herein.
In connection with the pervasive effect of the ITGC material weaknesses, management has taken a number of steps with the intention of remediating the above control deficiencies. We continue to implement enhanced procedures and controls to remediate the pervasive impact of our material weaknesses in internal control over financial reporting.
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

We continue to make further improvements to our internal controls over financial reporting, in addition to the improvements developed in 2019. During the quarter ended June 30, 2020, the Company remediated the ITGC control deficiencies in connection with change management and third-party management and enhanced evidentiary review and documentation of key ITGC controls and implemented new programs and policies to provide improved control over change management and third-party management controls to the ERP system.
During the quarter ended September 30, 2020, we continued our improvements by remediating the ITGC control deficiencies in connection with user access security and segregation of duties as it relates to user access controls.
We also continued to make progress on our 2020 audit program, utilizing a National Audit firm as our internal audit partner, which includes in-house remediation testing of the pervasive impact on other ITGC dependent business activity level internal control cycles.
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
Item 1A. Risk Factors
Other than those set forth below, there have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 under “Item 1A — Risk Factors.”
We have limited capital resources and will likely need additional funding before we are able to achieve profitability.  If we are unable to raise additional capital on attractive terms, or at all, we may be unable to sustain our operations.
We have limited capital resources, a cumulative deficit of approximately $328.7 million since inception and expect to incur further losses for the foreseeable future.  As of September 30, 2020, we had approximately $67.3 million of cash, cash equivalents and investments available-for-sale, and working capital of $65.2 million. Net cash used in operating activities for the nine months ended September 30, 2020 was approximately $21.1 million.

On March 22, 2019, the Company entered into a sales agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (the “Agent”), pursuant to which the Company may offer and sell from time to time up to $40.0 million of shares of the Company’s common stock through the Agent. As of December 31, 2019, the Company sold 1,840,443 shares of its common stock pursuant to the Sales Agreement for gross proceeds of $5.4 million, at a weighted average selling price of approximately $2.92. The Company paid $0.3 million in commissions and offering fees related to the sales. During the nine months ended September 30, 2020, the Company sold 1,128,608 of shares of its common stock pursuant to the Sales Agreement with the Agent for proceeds of $2.3 million, net of issuance costs. As of September 30, 2020, approximately $32.3 million remains available for sale under this facility.
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
On March 16, 2020, Rockwell Medical, Inc. and Rockwell Transportation, Inc., as Borrowers, entered into a Loan and Security Agreement (the "Loan Agreement") with Innovatus Life Sciences Lending Fund I, LP, as collateral agent and the lenders party thereto, pursuant to which Innovatus, as a lender, agreed to make certain term loans to the Company in the aggregate principal amount of up to $35.0 million (the "Term Loans"). Funding of the first $22.5 million tranche was completed on March 16, 2020. The Company is no longer eligible to draw on a second tranche of $5.0 million, which was tied to the achievement of certain milestones by a specified date. The Company may be eligible to draw on a third tranche of $7.5 million upon the achievement of certain additional milestones, including the achievement of certain Triferic sales thresholds. Net draw down proceeds were $21.2 million with closing costs of $1.3 million.
The Company is entitled to make interest-only payments for thirty months, or up to thirty-six months if certain conditions are met. The Term Loans will mature on March 16, 2025, and will bear interest at the greater of (i) Prime Rate (as defined in the Loan Agreement) and (ii) 4.75%, plus 4.00% with an initial interest rate of 8.75% per annum. The Company has the option, under certain circumstances, to add 1.00% of such interest rate amount to the then outstanding principal balance in lieu of paying such amount in cash. The Loan Agreement is secured by all assets of the Company and Rockwell Transportation, Inc. and contains customary representations and warranties and covenants, subject to customary carve outs, and includes financial covenants related to liquidity and trailing twelve months sales of Triferic, with the latter beginning with the period ending December 31, 2020. We cannot assure you that we can maintain compliance with the covenants under our Loan Agreement, which may result in an event of default. Our ability to comply with these covenants may be adversely affected by events beyond our control. For example, the Loan Agreement contains certain financial covenants relating to sales and, as a result of the ongoing COVID-19 pandemic and its effect on our sales activities, among other factors, we may not be able to satisfy such covenants in the future. Based on our annualized Triferic sales through September 30, 2020, we may not satisfy this covenant as of December 31, 2020. If we are unable to comply with the covenants under our Loan Agreement, we intend to pursue all available cure options in order to regain compliance. However, we may not be able to mutually agree with Innovatus on appropriate remedies to cure a breach of a covenant, which could give rise to an event of default. If we are unable to avoid an event of default, any required repayments could have an adverse effect on our liquidity. As of September 30, 2020, the Company was in compliance with all reporting and financial covenants.
On September 23, 2020, the Company entered into a Securities Purchase Agreement with certain purchasers named therein, pursuant to which the Company agreed to issue and sell to several institutional and accredited investors in a registered direct offering 21,818,544 shares of its common stock and warrants to purchase up to 23,178,809 shares of its common stock (the “Warrants”) at a combined purchase price equal to $1.51 per share. Each Warrant is exercisable for one share of common stock at an exercise price of $1.80 per share. The Warrants are immediately exercisable and will expire on September 25, 2022.

The Company also offered to certain purchasers pre-funded warrants to purchase up to an aggregate of 1,360,265 shares of common stock (the “Pre-Funded Warrants”), in lieu of shares of common stock. The purchase price of each Pre-Funded Warrant is equal to the price at which a share of common stock is sold to the public in the offering, minus $0.001, and the exercise price of each Pre-Funded Warrant is $0.001 per share. The Pre-Funded Warrants were exercised at the same time as the issuance of common stock under the Securities Purchase Agreement. The Company received gross proceeds of approximately $35.0 million in connection with the offering, before deducting placement agent fees and related offering expenses of approximately $2.3 million.
Based on the equity offerings and the Loan Agreement described above, management believes the Company currently has sufficient funds to meet its operating requirements for at least the next twelve months from the date of the filing of this report.
The Company will require additional capital to sustain its operations and make the investments it needs to execute upon its longer-term business plan, including the current launch of Triferic Dialysate and Triferic AVNU. If the Company is unable to generate sufficient revenue from its existing long-term business plan, the Company will need to obtain additional equity or debt financing. If the Company attempts to obtain additional debt or equity financing, the Company cannot assume that such financing will be available on favorable terms, if at all.

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
Market acceptance will depend on a number of factors, such as demonstration of Triferic Dialysate’s safety and efficacy, cost-effectiveness, and advantages over existing products. Other factors that may impact the commercial success and ultimate profitability of Triferic include:
•the rate of adoption of Triferic Dialysate and Triferic AVNU relative to the shelf life of the existing inventory that we have on hand and whether we can sell our existing inventory before it expires;
•our ability to manage inventory available for commercial sale;
•the effectiveness of our marketing, sales and distribution strategies and operations for development and commercialization;
•the impact of Triferic Dialysate and Triferic AVNU on established customer protocols, formularies, administration methods and operational practices;
•The ability and willingness of dialysis centers to adopt their protocols and utilize the drugs in a manner consistent with state regulatory agencies.
•reimbursement of either formulation of Triferic by government and commercial payors;
•our ability to execute our marketing strategy without significant additional expenditures;
•our competitors’ activities, including aggressive marketing and pricing practices and other tactics to retain their market share;
•our ability to successfully assert our patents against potential competitors who may seek to introduce generic versions of either formulation of Triferic;
•our ability to comply with ongoing regulatory requirements applicable to either formulation of Triferic and the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping applicable to Triferic;
•the impact of certain royalties related to our sale of either formulation of Triferic paid by us based on the profitability of either formulation of Triferic;

•our ability to avoid third party patent interference or patent infringement claims;
•our ability to maintain a continued acceptable safety profile of either formulation of Triferic;
•the discovery of previously unknown problems with either formulation of Triferic or with any third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements; and
•the ability to successfully manufacture enough commercial product and successfully complete our commercialization planning to enable a launch of Triferic AVNU in 2020.
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
We commercially launched Triferic Dialysate in the United States in May 2019 and we began recruiting clinics to participate in a sample evaluation program for Triferic AVNU during the third quarter of 2020 in order to prepare for a commercial launch. Quarantines, shelter-in-place, executive and similar government orders, or changes in prospective customer practices in response to the COVID-19 outbreak, may negatively impact our sales and marketing activities, particularly if our sales representatives are unable to interact with current and potential customers to the same extent as before onset of the COVID-19 pandemic. Depending on the severity of the impact on our sales and marketing efforts, the commercial launch of Triferic AVNU could be delayed.

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
In addition, our clinical trials and our partners’ clinical trials have been and may continue to be affected by the COVID-19 pandemic. For example, Wanbang is our commercialization partner for both Triferic Dialysate and Triferic AVNU in China and we currently expect Wanbang to initiate additional clinical studies during 2020 that are necessary to support a submission for regulatory approval in China. Such clinical studies may be delayed to later in 2020 than previously expected. In addition, meetings between Sun Pharma and the regulatory authorities in India related to our Triferic products have been postponed due to government restrictions in India. Lastly, meetings between Jeil Pharma and the regulatory authorities in South Korea could be postponed due to potential government restrictions in South Korea. If COVID-19 continues to spread in the United States and elsewhere, we or our partners may experience additional disruptions that could severely impact our business and clinical trials, including:
•delays in receiving authorization from local regulatory authorities to initiate our planned clinical trials;
•delays in receiving legalization documents from foreign embassies, which are required to allow our partners to direct activities on behalf of the Company in local markets;
•delays or difficulties in enrolling patients in our clinical trials;
•delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials, including interruption in global shipping that may affect the transport of clinical trial materials;
•changes in local regulations as part of a response to the COVID-19 pandemic which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether;
•diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;
•interruption of key clinical trial activities, such as clinical trial site monitoring and data entry and verification, due to limitations on travel imposed or recommended by federal or state governments, employers and others, or interruption of clinical trial subject visits and study procedures, the occurrence of which could affect the completeness and integrity of clinical trial data and, as a result, determine the outcomes of the trial;
•risk that participants enrolled in our clinical trials will acquire COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events;
•risk that participants enrolled in our clinical trials will not be able to travel to our clinical trial sites as a result of quarantines or other restrictions resulting from COVID-19;
•risk that participants enrolled in our clinical trials will not be able to comply with clinical trial protocols if quarantines impede patient movement or interrupt healthcare services;
•interruptions or delays in preclinical studies due to restricted or limited operations at our research and development laboratory facilities;
•delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees;

•limitations in employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;
•refusal of the FDA to accept data from clinical trials in affected geographies; and
•interruption or delays to our clinical activities.
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
The risks related to the ongoing COVID-19 pandemic may amplify the other risk factors described in this “Item 1A — Risk Factors” and in the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019.
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
Pursuant to the Loan Agreement, we have pledged substantially all of our assets and the assets of our subsidiary, Rockwell Transportation, Inc., and have agreed that we may not sell or assign rights to our patents and other intellectual property without the prior consent of Innovatus. Additionally, the Loan Agreement contains affirmative, including financial covenants related to liquidity and trailing twelve months sales of Triferic, and negative covenants that, among other things, restrict our ability to:
•incur additional indebtedness;
•grant liens;
•make distributions, including dividends;
•enter into a merger or consolidation;
•alter the business of the Company; or
•sell all or a portion of the Company’s property, business or assets.
These terms of the Loan Agreement could prevent us from taking certain actions without the consent of our lenders, which may limit our flexibility in operating our business and our ability to take actions that might be advantageous to us and our stockholders, placing us at a competitive disadvantage compared to our competitors who have less leverage and who therefore may be able to take advantage of opportunities that our leverage prevents us from exploiting. These covenants could also limit our ability to make needed capital expenditures or otherwise conduct necessary or desirable business activities.
We cannot assure you that we can maintain compliance with the covenants under our Loan Agreement, which may result in an event of default. Our ability to comply with these covenants may be adversely affected by events beyond our control. For example, the Loan Agreement contains certain financial covenants relating to sales and, as a result of the ongoing

COVID-19 pandemic and its effect on our sales activities, among other factors, we may not be able to satisfy such covenants in the future. Based on our annualized Triferic sales through September 30, 2020, we may not satisfy this covenant as of December 31, 2020. If we are unable to comply with the covenants under our Loan Agreement, we intend to pursue all available cure options in order to regain compliance. However, we may not be able to mutually agree with Innovatus on appropriate remedies to cure a breach of a covenant, which could give rise to an event of default.
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

EXHIBIT INDEX
Exhibit No.	Description

4.1	Form of Warrant (filed with the SEC as Exhibit 4.1 to the Company's Form 8-K filed on September 25, 2020)

4.2	Form of Pre-Funded Warrant (filed with the SEC as Exhibit 4.2 to the Company's Form 8-K filed on September 25, 2020)

10.1#	Russell Skibsted Employment Agreement, dated September 15, 2020 (filed with the SEC as Exhibit 10.1 to the Company’s Form 8-K filed on September 16, 2020)

10.2#	Securities Purchase Agreement dated September 23, 2020 (filed with the SEC as Exhibit 10.1 to the Company’s Form 8-K filed on September 25, 2020)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1#**	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Database

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (included as Exhibit 101)

*	Filed herewith
#**	Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act
#	Indicates management contracts or compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKWELL MEDICAL, INC.
(Registrant)

Date: November 9, 2020	/s/ Russell Ellison
Russell Ellison Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2020	/s/ Russell Skibsted
Russell Skibsted Chief Financial Officer (Principal Financial Officer)