Form 10-Q
period 2021-03-31
ROCKWELL MEDICAL, INC.
filed 2021-05-17
CIK 1041024

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

Former name, former address and former fiscal year,
if changed since last report)
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
The number of shares of common stock outstanding as of May 14, 2021 was 93,628,731.

Rockwell Medical, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Cash and Cash Equivalents	$35,675	$48,682
Investments Available-for-Sale	10,464	9,997
Accounts Receivable, net	6,597	4,171
Inventory, net	4,117	3,913
Prepaid and Other Current Assets	2,389	2,706
Total Current Assets	59,242	69,469
Property and Equipment, net	2,472	2,642
Inventory, Non-Current	1,325	1,176
Right of Use Assets, net	4,860	2,911
Goodwill	921	921
Other Non-Current Assets	629	629
Total Assets	$69,449	$77,748
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts Payable	$3,307	$4,155
Accrued Liabilities	4,032	5,013
Lease Liability - Current	1,417	1,167
Deferred License Revenue - Current	2,170	2,175
Customer Deposits	135	152
Other Current Liability - Related Party	171	131
Total Current Liabilities	11,232	12,793

Lease Liability - Long-Term	3,522	1,821
Term Loan, Net of Issuance Costs	21,041	20,949
Deferred License Revenue - Long-Term	7,476	8,015
Total Liabilities	43,271	43,578

Commitments and Contingencies (See Note 14)

Stockholders’ Equity:
Preferred Stock, $0.0001 par value, 2,000,000 shares authorized; no shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common Stock, $0.0001 par value; 170,000,000 shares authorized; 93,599,519 and 93,573,165 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	9	9
Additional Paid-in Capital	371,274	371,510
Accumulated Deficit	(345,158)	(337,406)
Accumulated Other Comprehensive Income	53	57
Total Stockholders’ Equity	26,178	34,170
Total Liabilities and Stockholders’ Equity	$69,449	$77,748
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020

Net Sales	$15,473	$15,857
Cost of Sales	15,072	14,744
Gross Profit	401	1,113
Research and Product Development	1,809	1,822
Selling and Marketing	1,851	2,073
General and Administrative	3,923	5,273
Operating Loss	(7,182)	(8,055)

Other (Expense) Income
Realized Gain on Investments	—	2
Interest Expense	(581)	(102)
Interest Income	11	171
Total Other (Expense) Income	(570)	71

Net Loss	$(7,752)	$(7,984)

Basic and Diluted Net Loss per Share	$(0.08)	$(0.12)
Basic and Diluted Weighted Average Shares Outstanding	93,591,053	67,518,240
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Dollars in Thousands)

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020

Net Loss	$(7,752)	$(7,984)
Unrealized Loss on Available-for-Sale Debt Instrument Investments	(7)	(7)
Foreign Currency Translation Adjustments	3	6
Comprehensive Loss	$(7,756)	$(7,985)
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in Thousands)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS' EQUITY
	SHARES	AMOUNT
Balance as of January 1, 2021	93,573,165	$9	$371,510	$(337,406)	$57	$34,170
Net Loss	—	—	—	(7,752)	—	(7,752)
Unrealized Loss on Available-for-Sale Investments	—	—	—	—	(7)	(7)
Foreign Currency Translation Adjustments	—	—	—	—	3	3
Stock-based Compensation	26,354	—	(236)	—	—	(236)
Balance as of March 31, 2021	93,599,519	$9	$371,274	$(345,158)	$53	$26,178

    The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in Thousands)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS' EQUITY
	SHARES	AMOUNT
Balance as of January 1, 2020	65,378,890	$7	$326,777	$(306,516)	$52	$20,320
Net Loss	—	—	—	(7,984)	—	(7,984)
Unrealized Loss on Available-for-Sale Investments	—	—	—	—	(7)	(7)
Foreign Currency Translation Adjustments	—	—	—	—	6	6
Issuance of common stock, net of offering costs/Bought Deal	3,670,212	—	8,003	—	—	8,003
Issuance of Warrants related to Debt Financing	—	—	501	—	—	501
Stock-based Compensation	—	—	935	—	—	935
Balance as of March 31, 2020	69,049,102	$7	$336,216	$(314,500)	$51	$21,774
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
For the three months ended March 31, 2021 and 2020

	2021	2020
Cash Flows From Operating Activities:
Net Loss	$(7,752)	$(7,984)
Adjustments To Reconcile Net Loss To Net Cash Used In Operating Activities:
Depreciation and Amortization	202	209
Stock-based Compensation	(236)	935
Increase in Inventory Reserves	71	—
Amortization of Right of Use Asset	412	391
Amortization of Debt Financing Costs and Accretion of Debt Discount	92	15
Loss on Disposal of Assets	6	—
Realized (Gain) on Sale of Investments Available-for-Sale	—	(2)
Foreign Currency Translation Adjustment	3	6
Changes in Assets and Liabilities:
Increase in Accounts Receivable, net	(2,426)	(384)
Increase in Inventory	(424)	(828)
Decrease in Prepaid and Other Assets	317	1,093
(Decrease) Increase in Accounts Payable	(848)	105
Increase (Decrease) in Settlement Payable	—	(47)
Decrease in Lease Liability	(410)	(339)
(Decrease) Increase in Other Liabilities	(958)	738
Decrease in Deferred License Revenue	(544)	(446)
Changes in Assets and Liabilities	(5,293)	(108)
Cash Used In Operating Activities	(12,495)	(6,538)
Cash Flows From Investing Activities:
Purchase of Investments Available-for-Sale	(7,212)	(8,872)
Sale of Investments Available-for-Sale	6,738	11,661
Purchase of Equipment	(38)	(203)
Cash (Used In) Provided By Investing Activities	(512)	2,586
Cash Flows From Financing Activities:
Proceeds from Term Loan	—	22,500
Debt Issuance Costs	—	(374)
Payments on Short Term Note Payable	—	(573)
Proceeds from the Issuance of Common Stock / Public Offering	—	8,148
Offering Costs from the Issuance of Common Stock / Public Offering	—	(144)
Cash Provided By Financing Activities	—	29,557

(Decrease) Increase in Cash and Cash Equivalents	(13,007)	25,605
Cash and Cash Equivalents at Beginning of Period	48,682	11,795
Cash and Cash Equivalents at End of Period	$35,675	$37,400

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$485	$81
Supplemental Disclosure of Noncash Investing and Financing Activities:
Change in Unrealized Loss on Marketable Securities Available-for-Sale	$(7)	$(7)
Issuance Costs related to Debt Financing, not yet paid	$—	$957
Fair Value of Warrants issued related to Debt Financing	$—	$501
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.  Description of Business

Rockwell Medical, Inc. ("Rockwell Medical," "Rockwell" or the "Company") is a commercial-stage, biopharmaceutical company developing and commercializing our next-generation parenteral iron technology platform, ferric pyrophosphate citrate (“FPC”), which we believe has the potential to lead to transformative treatments for iron deficiency in multiple disease states, that we believe could reduce healthcare costs and improve patients’ lives. We are also one of the two major suppliers of life saving hemodialysis concentrate products to kidney dialysis clinics in the United States.

We have two novel, FDA approved therapies, Triferic and Triferic AVNU, which are the first two products developed from our FPC platform. We are marketing both products to kidney dialysis centers for their patients receiving dialysis. In 2021, we intend to advance our FPC platform strategy by starting a Phase II trial for the treatment of iron deficiency anemia in patients outside of dialysis, who are receiving intravenous medications in the home infusion setting. In our R&D pipeline, we are also exploring FPC’s impact in the treatment of hospitalized patients with acute heart failure, with the potential to begin another Phase 2 trial in these patients in 2022.

We are the second largest supplier of hemodialysis concentrates in the United States generating $60 million in annual revenue. The Company's reputation for excellent service, quality, and reliability is based on over 25 years of service to kidney dialysis centers. Our 300 dedicated employees, as well as a management team with experience in manufacturing, logistics, pharmaceutical development and commercialization gives us a solid foundation upon which to grow.
2.  Liquidity and Capital Resources
Since inception, Rockwell has incurred significant net losses and has funded its operations primarily through revenue from commercial products, proceeds from the issuance of debt and equity securities and payments from partnerships. At March 31, 2021, Rockwell had an accumulated deficit of approximately $345.2 million and stockholders' equity of $26.2 million. As of March 31, 2021, Rockwell had approximately $46.1 million of cash, cash equivalents and investments available-for-sale, and working capital of $48.0 million. Net cash used in operating activities for the three months ended March 31, 2021 was approximately $12.5 million. Based on the currently available working capital, management believes the Company currently has sufficient funds to meet its operating requirements for at least the next twelve months from the date of the filing of this report.

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

In addition, the Company is subject to certain covenants and cure provisions under its Loan Agreement with Innovatus. As of the date of this report, the Company is in compliance with all covenants. (See Note 15 for further detail).

The COVID-19 pandemic and resulting domestic and global disruptions have adversely affected Rockwell's business and operations, including, but not limited to, our sales and marketing efforts, research and development activities, and the operations of third parties upon whom the Company relies. Quarantines, shelter-in-place, executive and similar government orders and the recent surge in infections domestically may continue to negatively impact Rockwell's sales and marketing activities, particularly if its sales representatives are unable to interact with current and potential customers to the same extent as before onset of the COVID-19 pandemic. The Company's international business development activities may also continue to be negatively impacted by COVID-19, especially with the recent surge in infections internationally, ongoing international travel restrictions and quarantines or shelter-in-place orders.

The COVID-19 pandemic, the domestic and international surge in infections and resulting global disruptions have caused significant volatility in financial and credit markets. Rockwell has utilized a range of financing methods to fund its operations in the past; however, current conditions in the financial and credit markets may limit the availability of funding,

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

The condensed consolidated balance sheet at March 31, 2021, condensed consolidated statements of operations for the three months ended March 31, 2021 and 2020, condensed consolidated statements of comprehensive loss for the three months ended March 31, 2021 and 2020, condensed consolidated statement of changes in stockholders' equity for the three months ended March 31, 2021 and 2020, and condensed consolidated statements of cash flows for the three months ended March 31, 2021 and 2020 are unaudited, but include all adjustments, consisting of normal recurring adjustments, that the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three months ended March 31, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021 or for any future interim period. The condensed consolidated balance sheet at December 31, 2020 has been derived from audited financial statements, however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2020 and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed with the SEC on March 31, 2021. The Company’s consolidated subsidiaries consisted of its wholly-owned subsidiaries, Rockwell Transportation, Inc. and Rockwell Medical India Private Limited.

The accompanying condensed consolidated interim financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Certain reclassifications have been made to the 2020 financial statements and notes to conform to the 2021 presentation.
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

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

	As of March 31,
	2021	2020
Options to purchase common stock	6,142,586	8,191,963
Unvested restricted stock awards	78,300	146,800
Unvested restricted stock units	237,724	1,461,588
Warrants to purchase common stock	26,426,863	3,248,054
Total	32,885,473	13,048,405
Adoption of Recent Accounting Pronouncements
The Company continually assesses new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a review to determine the consequences of the change to its consolidated financial statements and assures that there are sufficient controls in place to ascertain that the Company’s consolidated financial statements properly reflect the change.
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

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Disaggregation of revenue
Revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

In thousands of U.S. dollars ($)	Three Months Ended March 31, 2021
Products By Geographic Area	Total	U.S.	Rest of World
Drug Revenues
Product Sales – Point-in-time	$225	$225	$—
License Fee – Over time	58	—	58
Total Drug Products	283	225	58
Concentrate Products
Product Sales – Point-in-time	14,705	13,201	1,504
License Fee – Over time	485	485	—
Total Concentrate Products	15,190	13,686	1,504
Net Revenue	$15,473	$13,911	$1,562

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In thousands of U.S. dollars ($)	Three Months Ended March 31, 2020
Products By Geographic Area	Total	U.S.	Rest of World
Drug Revenues
Product Sales – Point-in-time	$199	$199	$—
License Fee – Over time	56	—	56
Total Drug Products	255	199	56
Concentrate Products
Product Sales – Point-in-time	15,112	13,506	1,606
License Fee – Over time	490	490	—
Total Concentrate Products	15,602	13,996	1,606
Net Revenue	$15,857	$14,195	$1,662
Contract balances
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

In thousands of U.S. dollars ($)	March 31, 2021	December 31, 2020
Receivables, which are included in "Trade and other receivables"	$6,597	$4,171
Contract liabilities	$9,646	$10,190
There were no material losses recognized related to any receivables arising from the Company’s contracts with customers for the three months ended March 31, 2021 and 2020.
For the three months ended March 31, 2021 and March 31, 2020, the Company did not recognize any material bad-debt expense. There were no material contract assets recorded on the condensed consolidated balance sheet as of March 31, 2021 and December 31, 2020.  The Company does not generally accept returns of its concentrate products and no material reserve for returns of concentrate products was established as of March 31, 2021 or December 31, 2020.
The contract liabilities primarily relate to upfront payments and consideration received from customers that are received in advance of the customer assuming control of the related products
Transaction price allocated to remaining performance obligations
For the three months ended March 31, 2021, revenue recognized from performance obligations related to prior periods was not material.
Revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, contracts where revenue is recognized as invoiced and contracts with variable consideration related to undelivered performance obligations, totaled $9.6 million as of March 31, 2021. The amount relates primarily to upfront payments and consideration received from customers that are received in advance of the customer assuming control of the related products. The Company applies the practical expedient in paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less. The Baxter Agreement includes minimum commitments of product sales over the duration of the agreement. Unfulfilled minimum commitments related to the Baxter Agreement are product sales of $6.7 million as of March 31, 2021, which is amortized ratably through expiration of the Baxter Agreement on October 2, 2024.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
5.  Investments - Available-for-Sale
Investments available-for-sale consisted of the following as of March 31, 2021 and December 31, 2020 (table in thousands):

	March 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Accrued Interest Income	Fair Value
Available-for-Sale Securities
Bonds	$10,441	$2	$(1)	$22	$10,464

	December 31, 2020
	Amortized Cost	Unrealized Gain	Unrealized Loss	Accrued Interest	Fair Value
Available-for-Sale Securities
Bonds	$9,987	$3	$—	$7	$9,997
The fair value of investments available-for-sale are determined using quoted market prices from daily exchange-traded markets based on the closing price as of the balance sheet date and are classified as a Level 1 measurement under ASC 820 Fair Value Measurements.
As of March 31, 2021 and December 31, 2020, the amortized cost and estimated fair value of our available-for-sale securities were due within one year.
6.  Inventory
Components of inventory, net of reserves, as of March 31, 2021 and December 31, 2020 are as follows (table in thousands):

	March 31, 2021	December 31, 2020
Raw Materials	$3,152	$3,112
Work in Process	312	172
Finished Goods	1,978	1,805
Total	$5,442	$5,089
As of March 31, 2021, the Company classified $1.3 million of inventory as non-current, all of which was related to Triferic or the active pharmaceutical ingredient and raw materials for Triferic. As of March 31, 2021, the total Triferic inventory was $2.5 million, against which the Company had reserved $0.8 million.
The $1.7 million net value of Triferic inventory consisted of $0.3 million of Triferic (dialysate) finished goods with expiration dates ranging from September 2021 to December 2023, $0.5 million of Triferic API with estimated remaining shelf life extending beyond 2021, and $0.9 million of raw materials for Triferic with estimated remaining shelf life extending beyond 2025.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
7.  Property and Equipment
As of March 31, 2021 and December 31, 2020, the Company’s property and equipment consisted of the following (table in thousands):

	March 31, 2021	December 31, 2020
Leasehold Improvements	$1,196	$1,196
Machinery and Equipment	5,480	5,475
Information Technology & Office Equipment	1,830	1,831
Laboratory Equipment	676	676
	9,182	9,178
Accumulated Depreciation	(6,710)	(6,536)
Property and Equipment, net	$2,472	$2,642
Depreciation expense for the three months ended March 31, 2021 and 2020 totaled $0.2 million.
8.  Accrued Liabilities
Accrued liabilities as of March 31, 2021 and December 31, 2020 consisted of the following (table in thousands):

	March 31, 2021	December 31, 2020
Accrued Research & Development Expense	$331	$232
Accrued Compensation and Benefits	1,334	2,500
Accrued Unvouchered Receipts	661	755
Accrued Workers Compensation	436	395
Other Accrued Liabilities	1,270	1,131
Total Accrued Liabilities	$4,032	$5,013
9.  Deferred Revenue
In October 2014, the Company entered into the Baxter Agreement with Baxter and received an upfront fee of $20 million. The upfront fee was recorded as deferred revenue and is being recognized based on the proportion of product shipments to Baxter in each period, compared with total expected sales volume over the term of the Baxter Agreement, which expires in October 2024. The Company recognized revenue of approximately $0.5 million for each of the three months ended March 31, 2021 and 2020. Deferred revenue related to the Baxter Agreement totaled $6.7 million as of March 31, 2021 and $7.2 million as of December 31, 2020.
If a “Refund Trigger Event” occurs under the Baxter Agreement prior to December 31, 2021, Rockwell would be obligated to repay 25% of the upfront fee.
In 2016, the Company entered into a distribution and license agreement with Wanbang (the "Wanbang Agreement") and received an upfront fee of $4.0 million. The upfront fee was recorded as deferred revenue and is being recognized as revenue based on the agreement term. The Company recognized approximately $0.1 million revenue for both the three months ended March 31, 2021 and 2020, respectively. Deferred revenue related to the Wanbang Agreement totaled $2.7 million as of March 31, 2021 and December 31, 2020.

In January 2020, the Company entered into license and supply agreements with Sun Pharma (the "Sun Pharma Agreements"), for the rights to commercialize Triferic (dialysate) (ferric pyrophosphate citrate) in India. Under the terms of the Sun Pharma Agreements, Sun Pharma will be the exclusive development and commercialization partner for Triferic (dialysate) in India, and the Company will supply the product to Sun Pharma. In consideration for the license, the Company received an upfront fee of $0.1 million, and will be eligible for milestone payments and royalties on net sales. A Joint Alliance Committee, comprised of members from the Company and Sun Pharma, will guide the development and execution for Triferic (dialysate) in India. Sun Pharma will be responsible for all clinical and regulatory approval, as well as commercialization activities. The

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
upfront fee was recorded as deferred revenue and is being recognized as revenue based on the agreement term. The Company recognized revenue of approximately $2,500 for each of the three months ended March 31, 2021 and 2020. Deferred revenue related to the Sun Pharma Agreement totaled $87,500 and $90,000 as of March 31, 2021 and December 31, 2020, respectively.

In September 2020, the Company entered into a license and supply agreements with Jeil Pharma (the "Jeil Pharma Agreements"), for the rights to commercialize Triferic (dialysate) (ferric pyrophosphate citrate) in South Korea. Under the terms of the Jeil Pharma Agreements, Jeil Pharma will be the exclusive development and commercialization partner for Triferic (dialysate) in South Korea, and the Company will supply the product to Jeil Pharma. In consideration for the license, the Company received an upfront fee of $0.2 million, and will be eligible for milestone payments and royalties on net sales. A Joint Alliance Committee, comprised of members from the Company and Jeil Pharma, will guide the development and execution for Triferic (dialysate) in South Korea. Jeil Pharma will be responsible for all clinical and regulatory approval, as well as commercialization activities. The upfront fee was recorded as deferred revenue and is being recognized as revenue based on the agreement term. The Company recognized revenue of $2,500 and nil during the three months ended March 31, 2021 and 2020, respectively. Deferred revenue related to the Jeil Pharma Agreement totaled $0.2 million as of March 31, 2021 and December 31, 2020.
10.  Stockholders’ Equity

Preferred Stock
As of March 31, 2021 and December 31, 2020, there were 2,000,000 shares of preferred stock, $0.0001 par value per share, authorized and no shares of preferred stock issued or outstanding.
Common Stock
As of March 31, 2021 and December 31, 2020, there were 170,000,000 shares of common stock, $0.0001 par value per share, authorized and 93,599,519 and 93,573,165 shares issued and outstanding, respectively.
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

During the three months ended March 31, 2021, the Company has not sold shares of its common stock pursuant to the Sales Agreement. Approximately $32.3 million remains available for sale under this facility.

The Company is not required to sell any shares at any time during the term of the facility. The Company's ability to sell common stock under the facility may be limited by several factors including, among other things, the trading volume of its common stock and certain black-out periods that the Company may impose upon the facility, among other things.
11.  Stock-Based Compensation
The Company recognized total stock-based compensation expense during the three months ended March 31, 2021 and 2020 as follows (table in thousands):

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Service-based awards:
Restricted stock awards	$—	$—
Restricted stock units	$104	$238
Stock option awards	391	440
	495	678
Performance-based awards:
Restricted stock awards	(391)	—
Restricted stock units	—	171
Stock option awards	(340)	86
	(731)	257
Total	$(236)	$935
Restricted Stock
A summary of the Company’s restricted stock awards during the three months ended March 31, 2021 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2021	146,800	$5.70
Forfeited	(68,500)	$5.70
Unvested at March 31, 2021	78,300	$5.70
A summary of the Company’s restricted stock awards during the three months ended March 31, 2020 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2020	146,800	$5.70
Unvested at March 31, 2020	146,800	$5.70
The fair value of restricted stock awards are measured based on their fair value on the date of grant and amortized over the vesting period of 20 months. As of March 31, 2021, unvested restricted stock awards of 78,300 were related to performance-based awards. The forfeited performance-based restricted stock awards of 68,500 is due to the termination of the Company's former Chief Science Officer on January 19, 2021. These forfeited awards reduced stock-based compensation expense by $0.4 million.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Service-Based Restricted Stock Units
A summary of the Company’s service-based restricted stock units during the three months ended March 31, 2021 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2021	265,494	$2.60
Granted	10,050	2.09
Vested	(26,354)	2.50
Forfeited	(11,466)	4.81
Unvested at March 31, 2021	237,724	$2.49

A summary of the Company’s service-based restricted stock units during the three months ended March 31, 2020 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2020	463,786	$4.26
Granted	16,304	2.61
Forfeited	(7,460)	4.15
Vested	—	—
Unvested at March 31, 2020	472,630	$4.21
The fair value of service based restricted stock units are measured based on their fair value on the date of grant and amortized over the vesting period. The vesting periods range from 1 to 3 years. Stock-based compensation expense of $0.1 million and $0.2 million was recognized during the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, the unrecognized stock-based compensation expense was $0.1 million, which is expected to be recognized over an estimated weighted average remaining term of less than 1 year.
Performance-Based Restricted Stock Units
As of March 31, 2021, there were no outstanding performance-based restricted stock units.

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2020	988,958	$4.48
Unvested at March 31, 2020	988,958	$4.48
Service-Based Stock Options
The fair value of the service-based stock options granted for the three months ended March 31, 2021 were based on the following assumptions:

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

March 31, 2021
Exercise price	$1.03 - $1.75
Expected stock price volatility	75.8% - 77.4%
Risk-free interest rate	0.47% - 1.06%
Term (years)	6
A summary of the Company’s service-based stock option activity for the three months ended March 31, 2021 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2021	5,717,956	$4.55	6.6	$—
Granted	84,395	1.60	6.0	—
Forfeited	(183,931)	2.49	—	—
Expired	(225,834)	7.66	—	—
Outstanding at March 31, 2021	5,392,586	$4.45	6.1	$—

Exercisable at March 31, 2021	2,762,976	$6.68	3.2	$—
A summary of the Company’s service-based stock option activity for the three months ended March 31, 2020 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2020	8,210,024	$7.06	5.1	$107,000
Granted	51,148	2.30	9.9	—
Forfeited	(457,334)	(7.02)	—	—
Outstanding at March 31, 2020	7,803,838	$7.03	5.1	$2,000

Exercisable at March 31, 2020	6,146,337	$7.97	4.1	$—
The aggregate intrinsic value in the table above is calculated as the difference between the closing price of the Company's common stock and the exercise price of the stock options that had strike prices below the closing price.
During the three months ended March 31, 2021, the Company granted stock options to purchase up to 84,395 shares of common stock to certain employees. During the three months ended March 31, 2021, 183,931 shares were forfeited. Forfeitures are recorded in the period of occurrence; compensation expense is adjusted accordingly.
Stock-based compensation expense recognized for service-based stock options was $0.4 million for each of the three months ended March 31, 2021 and 2020. As of March 31, 2021, total stock-based compensation expense related to unvested options not yet recognized totaled approximately $1.6 million, which is expected to be recognized over an estimated weighted average remaining term of 2.0 years.
Performance-Based Stock Options
A summary of the performance-based stock options for the three months ended March 31, 2021 is as follows:

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2021	750,000	$2.20
Outstanding at March 31, 2021	750,000	$2.20

Exercisable at March 31, 2021	—	$—
A summary of the performance-based stock options for the three months ended March 31, 2020 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2020	388,125	$4.70
Outstanding at March 31, 2020	388,125	$4.70

Exercisable at March 31, 2020	—	$—
Stock-based compensation expense recognized for performance-based stock options was ($0.3) million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively. The reduction in stock-based compensation expense was due to the performance criteria of certain performance-based options granted to officers of the Company becoming non-probable as of March 31, 2021. The Company will continue to assess the probability of the performance criteria until such time the criteria becomes probably and the performance-based stock option vests or continues to be non-probable and the performance-based stock option expires. As of March 31, 2021, there was no unrecognized stock-based compensation expense related to unvested performance-based stock options.
12.  Related Party Transactions
Product License Agreements
The Company is a party to a Licensing Agreement with Charak, LLC ("Charak") dated January 7, 2002 (the "2002 Agreement") that grants the Company exclusive worldwide rights to certain patents and information related to our Triferic® product. On October 7, 2018, the Company entered into a Master Services and IP Agreement (the “Charak MSA”) with Charak and Dr. Ajay Gupta, a former Officer of the Company. Pursuant to the MSA, the parties entered into three additional agreements described below related to the license of certain soluble ferric pyrophosphate (“SFP”) intellectual property owned by Charak. The Charak MSA provided for a payment of $1.0 million to Dr. Gupta, payable in four quarterly installments of $250,000 each on October 15, 2018, January 15, 2019, April 15, 2019 and July 15, 2019, and reimbursement for certain legal fees incurred in connection with the Charak MSA. The Company paid all four of the quarterly installments totaling $1.0 million and accrued $0.1 million for the reimbursement of certain legal expenses during the year ended December 31, 2019. As of December 31, 2020, the Company has fulfilled its reimbursement obligation of certain legal expenses. As of March 31, 2021, the Company accrued $0.2 million relating to certain IP reimbursement expenses and certain sublicense royalty fees as a related party payable on the condensed consolidated balance sheet.
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
13.  Leases
The Company leases its production facilities and administrative offices as well as certain equipment used in our operations including leases on transportation equipment used in the delivery of its products. The lease terms range from monthly to five years. The Company occupies a 51,000 square foot facility and a 17,500 square foot facility in Wixom, Michigan under a lease expiring in August 2021. The Company also occupies two other manufacturing facilities, a 51,000 square foot facility in Grapevine, Texas under a lease expiring in December 2025, and a 57,000 square foot facility in Greer, South Carolina under a lease expiring February 2023. In addition, the Company occupies 4,100 square feet of office space in Hackensack, New Jersey under a lease expiring on July 1, 2024. This lease is currently being offered for sublease.
At March 31, 2021, the Company had operating and finance lease liabilities of $4.9 million and right-of-use assets of $4.9 million, which are included in the consolidated balance sheet.
At December 31, 2020, the Company had operating lease liabilities of $3.0 million and right-of-use assets of $2.9 million, which are included in the consolidated balance sheet.
The following summarizes quantitative information about the Company’s operating leases (table in thousands):

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020
Operating leases
Operating lease cost	$419	$443
Variable lease cost	102	189
Operating lease expense	521	632
Finance leases
Amortization of right-of-use assets	45	—
Interest on lease obligations	13	—
Finance lease expense	58	—
Short-term lease rent expense	4	4
Total rent expense	$583	$636

Other information
Operating cash flows from operating leases	$425	$445
Operating cash flows from finance leases	$13	$—
Financing cash flows from finance leases	$37	$—
Right of use assets exchanged for operating lease liabilities	$1,896	$—
Right of use assets exchanged for finance lease liabilities	$460	$—
Weighted-average remaining lease term – operating leases	3.6	2.6
Weighted-average remaining lease term – finance leases	5.7	0.0
Weighted-average discount rate – operating leases	6.3%	6.8%
Weighted-average discount rate – finance leases	5.4%	—%
Future minimum rental payments under operating lease agreements are as follows (in thousands):

	Operating	Finance
Year ending December 31, 2021 (remaining)	$1,107	$199
Year ending December 31, 2022	1,083	269
Year ending December 31, 2023	740	272
Year ending December 31, 2024	555	270
Year ending December 31, 2025	455	269
Remaining future payments	79	272
Total	$4,019	$1,551
Less present value discount	(417)	(214)
Operating and finance lease liabilities	$3,602	$1,337
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

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
status for Triferic (dialysate), the Company’s reserving methodology for expiring Triferic inventory, and the basis for the Board’s termination of the former Chief Executive Officer, Robert Chioini, and former Chief Financial Officer, Thomas Klema, in 2018. The Company is cooperating with the SEC and is responding to the SEC’s requests for documents and information.
15. Loan and Security Agreement

In March 2020, Rockwell Medical, Inc. and Rockwell Transportation, Inc., as Borrowers, entered into a Loan and Security Agreement (the "Loan Agreement") with Innovatus Life Sciences Lending Fund I, LP ("Innovatus"), as collateral agent and the lenders party thereto, pursuant to which Innovatus, as a lender, agreed to make certain term loans to the Company in the aggregate principal amount of up to $35.0 million (the "Term Loans"). Funding of the first $22.5 million tranche was completed on March 16, 2020. The Company is no longer eligible to draw on a second tranche of $5.0 million, which was tied to the achievement of certain milestones by a specific date. The Company may be eligible to draw on a third tranche of $7.5 million upon the achievement of certain additional milestones, including the achievement of certain Triferic sales thresholds. Net draw down proceeds were $21.2 million with closing costs of $1.3 million.

The Company is entitled to make interest-only payments for thirty months, or up to thirty-six months if certain conditions are met. The Term Loans will mature on March 16, 2025, and will bear interest at the greater of (i) Prime Rate (as defined in the Loan Agreement) and (ii) 4.75%, plus 4.00% with an initial interest rate of 8.75% per annum and an effective interest rate of 10.9%. The Company has the option, under certain circumstances, to add 1.00% of such interest rate amount to the then outstanding principal balance in lieu of paying such amount in cash. For the three months ended March 31, 2021 and 2020, interest expense amounted to $0.5 million and $0.1 million, respectively.

The Loan Agreement is secured by all assets of the Company and Rockwell Transportation, Inc. Proceeds are being used for working capital purposes. The Loan Agreement contains customary representations and warranties and covenants, subject to customary carve outs, and includes financial covenants related to liquidity and trailing twelve months sales of Triferic, with the latter beginning with the period ending December 31, 2020. The Company cannot assure you that we can maintain compliance with the covenants under our Loan Agreement, which may result in an event of default. The Company's ability to comply with these covenants may be adversely affected by events beyond its control. For example, the Loan Agreement contains certain financial covenants relating to sales and, as a result of the ongoing COVID-19 pandemic and its effect on the Company's sales activities, among other factors, the Company may not be able to satisfy such covenants in the future. If the Company is unable to comply with the covenants under the Loan Agreement, it would pursue all available cure options in order to regain compliance. However, the Company may not be able to mutually agree with Innovatus on appropriate remedies to cure a breach of a covenant, which could give rise to an event of default. If the Company is unable to avoid an event of default, any required repayments could have an adverse effect on its liquidity. As of March 31, 2021, the Company is in compliance with all the reporting and financial covenants.

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

As of March 31, 2021, the outstanding balance of the Term Loan was $21.0 million, net of unamortized issuance costs and unaccreted discount of $1.5 million.

The following table reflects the schedule of principal payments on the Term Loan as of March 31, 2021 (in thousands):

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Principal Payments
2021	$—
2022	2,250
2023	9,000
2024	9,000
2025	2,250
$22,500

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes in “Item 1. Condensed Consolidated Financial Statements”. References in this report to "Rockwell," the “Company,” “we,” “our” and “us” are references to Rockwell Medical, Inc. and its subsidiaries.
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
While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which are based on information available to us on the date of this report or, if made elsewhere, as of the date made.  Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different.  Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed in this report, “Item 1A — Risk Factors” in our Form 10-K for the year ended December 31, 2020 and from time to time in our other reports filed with the SEC, including in this Form 10-Q.
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
Overview and Recent Developments
Rockwell is a commercial-stage, biopharmaceutical company developing and commercializing our next-generation parenteral iron technology platform, Ferric Pyrophosphate Citrate ("FPC"), which we believe has the potential to lead to transformative treatments for iron deficiency in multiple disease states, that we believe could reduce healthcare costs and improve patients’ lives. We are also one of the two major suppliers of life-saving hemodialysis concentrate products to kidney dialysis clinics in the United States.
We have two novel, FDA approved therapies, Triferic and Triferic AVNU, which are the first two products developed from our FPC platform. We are marketing both products to kidney dialysis centers for their patients receiving dialysis. In 2021, we intend to advance our FPC platform strategy by starting a Phase 2 trial for the treatment of iron deficiency anemia in patients outside of dialysis, who are receiving intravenous ("IV") medications in the home infusion setting. The trend toward providing medical care, including the delivery of medicines, at home make the home infusion market a rapidly growing area of healthcare. We believe that the home infusion setting is a natural path for expansion of our platform as many of the patients suffer from diseases that are associated with iron deficiency and anemia. In our R&D pipeline, we are also investigating FPC’s impact in the treatment of hospitalized patients with acute heart failure, with the potential to begin another Phase 2 trial in these patients in 2022.
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

At Rockwell Medical, we are dedicated to replacing the currently inadequate standard of care for treatment of iron deficiency in acute and chronic disease by leveraging our proprietary FPC platform technology. We believe that our proprietary drug platform, FPC, is a next-generation parenteral iron therapeutic. We believe our FPC platform has several advantages over other parenteral iron therapies. Importantly, it provides iron that is immediately available for critical body processes once it is administered. It has been demonstrated to be safe and well-tolerated, with a safety profile similar to placebo.
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
Our strategy is to accelerate Rockwell’s growth by creating and developing pharmaceutical products based on our FPC technology for disease states where patients can benefit the most from an effective treatment for iron deficiency, while concurrently refining our dialysis business to drive incremental growth and efficiencies. We plan to leverage and build on the foundation provided by our current dialysis business serving kidney dialysis centers by developing a pipeline of additional potential drug therapies in multiple disease states. We have preliminarily identified three disease states where we believe FPC may have the biggest impact.
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
Our first two branded products from our FPC platform, Triferic® (dialysate) and Triferic AVNU® (IV), are used to maintain hemoglobin in patients undergoing hemodialysis. We are building on our reputation and industry presence by commercializing then to medium and small dialysis organizations. We began commercializing Triferic and Triferic AVNU in the United States in the second half of 2019 and in early 2021, respectively. In April 2021, we received marketing approval for Triferic AVNU from Health Canada for the replacement of iron to maintain hemoglobin in adult patients with hemodialysis-dependent chronic kidney disease, which is the first international regulatory approval for our intravenous therapy. We expect Triferic AVNU to become commercially available in Canada during 2022. Our strategy for increasing Triferic adoption is to continue to generate data in clinics showing the benefits of Triferic in real world protocols. In addition, we expect to study Triferic use with the innovations that we believe have the potential to change future medical practices (e.g. introduction and adoption of HIF-PHIs). We believe that positive data from these studies would better position Triferic for long-term growth. We are developing strategic alliance partners for development, regulatory approval and commercialization of Triferic outside of the United States.
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
Dialysis Business
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
Although we have an excellent reputation for dependability and service within the dialysis sector, with concentrates and Triferic, our growth opportunities for both in the United States dialysis market are challenged by the consolidated ownership of dialysis clinics, a capitated reimbursement model and the demographics of the patient population. The two largest dialysis organizations treat approximately 73% of the patients in the United States. One manufactures its own concentrates and IV iron and we already supply concentrates to the other. Through our partnership with Baxter International, we currently supply concentrates to a significant percentage of the small and medium sized dialysis organizations. In a sector, such as kidney dialysis, with capitated reimbursement for the dialysis procedure and all included inputs, new product success depends on compelling data demonstrating improved patient outcomes and/or pharmacoeconomics versus the current standard of care in practice in the clinics. Once Medicare determined that Triferic and Triferic AVNU would be reimbursed under the fixed bundled rate, market adoption became more dependent on the generation of these data, which were not required for the drug's approval from the FDA.
Notwithstanding the growth limitations mentioned above, we have made progress and continue to be confident that Triferic has the potential to be the treatment of choice for the maintenance of hemoglobin in dialysis patients. Toward this end, we have increased our efforts in generating real world data in clinics with current protocols, which we believe will help with the adoption of Triferic and Triferic AVNU as these results are developed and disseminated over time. In addition, we believe the hemodialysis industry may experience a great deal of change over the next several years. We plan to take the steps necessary to generate the data necessary to potentially allow Triferic and Triferic AVNU to benefit from these new innovations, such as the potential approval of a class of drugs, known as hypoxia-inducible factor prolyl hydroxylase inhibitors ("HIF-PHIs"), as well as the new, solid-state dialysis equipment in development. We are planning to study Triferic in combination with these potential new innovations as they become available.

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
Home Infusion
Our growth strategy is to go beyond our foundational business in dialysis by leveraging the efficacy and safety data from Triferic. We are planning to develop an FPC-based therapeutic for iron deficiency to be given in the home infusion setting. The number of patients served by home infusion therapy has grown from approximately 800,000 in 2010 to over 3,000,000 in 2019. The home infusion setting is expected to continue to expand, which has been further supported with the COVID-19 environment. Many patient groups requiring home infusion therapies suffer from diseases that are associated with an incidence of iron deficiency and anemia. For example, it is estimated that 40% to 55% of all home parenteral nutrition patients are iron deficient. We believe, based on our data with hemodialysis patients, FPC as a home infusion therapy for iron deficiency anemia may have distinct advantages over currently available iron replacement therapy options.
Based on feedback received in March 2021 from the FDA, we plan on initiating a Phase 2 clinical study in home infusion patients with iron deficient anemia during the second half of 2021 to confirm the dose and duration of FPC treatment. We expect data from the trial in the second half of 2022. The company is planning to review this clinical plan in a meeting with the FDA in 2021. After reviewing with the FDA, apply feedback, initiate the trial and, if necessary, update our clinical plan and related timelines.
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

Results of Operations for the Three Months Ended March 31, 2021 and 2020
The following table summarizes our operating results for the periods presented below (dollars in thousands):

	For the Three Months Ended March 31,
	2021	% of Revenue	2020	% of Revenue	% Change

Net Sales	$15,473		$15,857		(2.4)%
Cost of Sales	15,072	97.4%	14,744	93.0%	2.2
Gross Profit	401	2.6	1,113	7.0	(64.0)

Research and Product Development	1,809	11.7	1,822	11.5	(0.7)
Selling and Marketing	1,851	12.0	2,073	13.1	(10.7)
General and Administrative	3,923	25.4	5,273	33.3	(25.6)
Operating Loss	$(7,182)	(46.4)%	$(8,055)	(50.8)%	(10.8)%
Net Sales
During the three months ended March 31, 2021, our net sales were $15.5 million compared to net sales of $15.9 million during the three months ended March 31, 2020. The decrease of $0.4 million was primarily due to a decrease in sales of dialysis concentrates products.
Gross Profit
Cost of sales during the three months ended March 31, 2021 was $15.1 million, resulting in gross profit of $0.4 million during the three months ended March 31, 2021, compared to cost of sales of a $14.7 million and a gross profit of $1.1 million during the three months ended March 31, 2020. Gross profit decreased by $0.7 million mainly due to a decrease in concentrate sales and an increase in costs related to protocols implemented because of the ongoing COVID-19 pandemic.
Research and Product Development Expense
Research and product development expenses were $1.8 million for the three months ended March 31, 2021 and 2020. The Company is continuing to invest in its medical and scientific programs to support the continued data and phase 4 clinical programs for Triferic in dialysis and the advancement of our FPC technology platform.
Selling and Marketing Expense
Selling and marketing expenses were $1.9 million during the three months ended March 31, 2021, compared with $2.1 million during the three months ended March 31, 2020. The decrease of $0.2 million is primarily due to a decrease in marketing costs related to Triferic (dialysate) partially offset by a slight increase in costs associated with the launch of Triferic AVNU.
General and Administrative Expense
General and administrative expenses were $3.9 million during the three months ended March 31, 2021, compared with $5.3 million during the three months ended March 31, 2020. The decrease of $1.4 million is due primarily to a decrease in stock compensation of $1.2 million, relating to a decrease in incentive compensation from forfeited equity awards and the change in probability relating to performance award achievement; a decrease in legal costs of $0.2 million, relating to previous litigation that has since been resolved; and a decrease in insurance costs of $0.1 million, relating to reduced premiums; partially offset by an increase of $0.1 million for increased headcount and severance pay related to our former President and Chief Executive Officer.
Other Income (Expense)
Other income for the three months ended March 31, 2021 was $11,000, consisting primarily of interest income. Other income for the three months ended March 31, 2020 was $0.2 million, consisting primarily of interest income. Other expense for the three months ended March 31, 2021 was $0.6 million of interest expense related to our debt facility (see Note 15 for more information on our debt facility). Other expense for the three months ended March 31, 2020 was $0.1 million of interest expense.

Liquidity and Capital Resources
Since inception, Rockwell has incurred significant net losses and has funded its operations primarily through revenue from commercial products, proceeds from the issuance of debt and equity securities and payments from partnerships. At March 31, 2021, Rockwell had an accumulated deficit of approximately $345.2 million and stockholders' equity of $26.2 million. As of March 31, 2021, Rockwell had approximately $46.1 million of cash, cash equivalents and investments available-for-sale, and working capital of $48.0 million. Net cash used in operating activities for the three months ended March 31, 2021 was approximately $12.5 million. Based on the currently available working capital, capital raise and debt financing noted above, management believes the Company currently has sufficient funds to meet its operating requirements for at least the next twelve months from the date of the filing of this report.

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

In addition, the Company is subject to certain covenants and cure provisions under our Loan Agreement with Innovatus. As of the date of this report, the Company is in compliance with all covenants.(See Note 15 for further detail).
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
Cash Used in Operating Activities

Net cash used in operating activities was $12.5 million for the three months ended March 31, 2021 compared to net cash used in operating activities of $6.5 million for the three months ended March 31, 2020. The increase in cash used from operating activities during the current period was primarily due to changes in current balance sheet accounts in the ordinary course of business of approximately $5.3 million, including an increase in net accounts receivable of $2.4 million and a reduction in accounts payable and accrued expense of approximately $1.8 million. Our cash used in Q1 is normally higher due to one-time annualized payments and further affected by some timing issues related to the receipt of payments for product sales and reimbursements from one of our large customers, which was received in early April. Overall, our cash burn for the first quarter was in line with our expectations, and we continue to expect, in aggregate, 2021 cash burn to be lower than 2020 cash burn.
Cash (Used In) Provided by Investing Activities
Net cash used in investing activities was $0.5 million during the three months ended March 31, 2021 compared to net cash provided by investing activities of $2.6 million for the three months ended March 31, 2020. The net cash used in investing activities during the three months ended March 31, 2021 was primarily due to sales and purchase of available-for-sale investments during the quarter.
Cash Provided by Financing Activities
Net cash provided by financing activities was nil during the three months ended March 31, 2021 compared to the net cash provided by financing activities of $29.6 million for the three months ended March 31, 2020. The net cash provided during the three months ended March 31, 2020 was primarily due to net proceeds of $22.1 million related to proceeds from the debt facility and $8.0 million from the sale of our common stock, related to our public offering, offset by $0.6 million for payments on short term notes.
COVID-19 Impact

The COVID-19 pandemic and resulting global disruptions have adversely affected our business and operations, including, but not limited to, our sales and marketing efforts and our research and development activities, and the operations of third parties upon whom we rely. Quarantines, shelter-in-place, executive and similar government orders may negatively impact our sales and marketing activities, particularly if our sales representatives are unable to interact with current and potential customers to the same extent as before onset of the COVID-19 pandemic. The Company's international business development activities may also continue to be negatively impacted by COVID-19, especially with the recent surge in infections internationally, ongoing international travel restrictions and quarantines or shelter-in-place orders.

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
Critical Accounting Policies and Significant Judgments and Estimates
Our critical accounting policies and significant estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2020. Our critical accounting policies and significant estimates have not changed from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.
Recently issued and adopted accounting pronouncements:
We have evaluated all recently issued accounting pronouncements and believe such pronouncements do not have a material effect our financial statements. See Note 3 of the condensed consolidated financial statements at March 31, 2021.
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
Under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2020 under “Item 1A — Risk Factors.”
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Item 5. Other Information.
None.
Item 6. Exhibits

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX
Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1**	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Database

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (included as Exhibit 101)

*	Filed herewith
**	Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKWELL MEDICAL, INC.
(Registrant)

Date: May 17, 2021	/s/ Russell Ellison
Russell Ellison Chief Executive Officer (Principal Executive Officer)

Date: May 17, 2021	/s/ Russell Skibsted
Russell Skibsted Chief Financial Officer (Principal Financial Officer)