Form 10-Q
period 2021-09-30
ROCKWELL MEDICAL, INC.
filed 2021-11-15
CIK 1041024

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
The number of shares of common stock outstanding as of November 12, 2021 was 93,966,381.

Rockwell Medical, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Cash and Cash Equivalents	$23,390	$48,682
Investments Available-for-Sale	9,813	9,997
Accounts Receivable, net	6,036	4,171
Inventory, net	4,028	3,913
Prepaid and Other Current Assets	2,815	2,706
Total Current Assets	46,082	69,469
Property and Equipment, net	2,507	2,642
Inventory, Non-Current	1,526	1,176
Right of Use Assets, net	6,934	2,911
Goodwill	921	921
Other Non-Current Assets	729	629
Total Assets	$58,699	$77,748
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts Payable	$4,834	$4,155
Accrued Liabilities	4,371	5,013
Lease Liability - Current	1,832	1,167
Deferred License Revenue - Current	2,176	2,175
Term Loan - Net of Issuance Costs	7,131	—
Insurance Financing Note Payable	1,312	—
Customer Deposits	100	152
Other Current Liability - Related Party	—	131
Total Current Liabilities	21,756	12,793

Lease Liability - Long-Term	5,226	1,821
Term Loan, Net of Issuance Costs	14,094	20,949
Deferred License Revenue - Long-Term	6,529	8,015
Total Liabilities	47,605	43,578

Commitments and Contingencies (See Note 14)

Stockholders’ Equity:
Preferred Stock, $0.0001 par value, 2,000,000 shares authorized; no shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common Stock, $0.0001 par value; 170,000,000 shares authorized; 93,966,381 and 93,573,165 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	9	9
Additional Paid-in Capital	372,168	371,510
Accumulated Deficit	(361,139)	(337,406)
Accumulated Other Comprehensive Income	56	57
Total Stockholders’ Equity	11,094	34,170
Total Liabilities and Stockholders’ Equity	$58,699	$77,748
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020

Net Sales	$15,988	$15,280	$46,599	$47,033
Cost of Sales	16,317	14,934	46,788	44,693
Gross (Loss) Profit	(329)	346	(189)	2,340
Research and Product Development	1,221	1,745	5,445	5,183
Selling and Marketing	1,541	1,669	4,860	5,738
General and Administrative	3,881	3,622	11,483	11,767
Operating Loss	(6,972)	(6,690)	(21,977)	(20,348)

Other (Expense) Income
Realized (Loss) Gain on Investments	—	4	(1)	8
Warrant Modification Expense	—	—	—	(837)
Interest Expense	(609)	(666)	(1,772)	(1,289)
Interest Income	—	2	17	239
Total Other Expense	(609)	(660)	(1,756)	(1,879)

Net Loss	$(7,581)	$(7,350)	$(23,733)	$(22,227)

Basic and Diluted Net Loss per Share	$(0.08)	$(0.10)	$(0.26)	$(0.32)
Basic and Diluted Weighted Average Shares Outstanding	93,882,142	71,811,322	93,726,629	69,594,167
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Dollars in Thousands)

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020

Net Loss	$(7,581)	$(7,350)	$(23,733)	$(22,227)
Unrealized Gain (Loss) on Available-for-Sale Debt Instrument Investments	4	2	(4)	(11)
Foreign Currency Translation Adjustments	—	1	3	8
Comprehensive Loss	$(7,577)	$(7,347)	$(23,734)	$(22,230)
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in Thousands)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS' EQUITY
	SHARES	AMOUNT
Balance as of January 1, 2021	93,573,165	$9	$371,510	$(337,406)	$57	$34,170
Net Loss	—	—	—	(7,752)	—	(7,752)
Unrealized Loss on Available-for-Sale Investments	—	—	—	—	(7)	(7)
Foreign Currency Translation Adjustments	—	—	—	—	3	3
Stock-based Compensation	26,354	—	(236)	—	—	(236)
Balance as of March 31, 2021	93,599,519	$9	$371,274	$(345,158)	$53	$26,178
Net Loss	—	—	—	(8,400)	—	(8,400)
Unrealized Loss on Available-for-Sale Investments	—	—	—	—	(1)	(1)
Vesting of Restricted Stock Units Issued, net of taxes withheld	211,862	—	(7)	—	—	(7)
Stock-based Compensation expense	—	—	433	—	—	433
Balance as of June 30, 2021	93,811,381	$9	$371,700	$(353,558)	$52	$18,203
Net Loss	—	—	—	(7,581)	—	(7,581)
Unrealized Gain on Available-for-Sale Investments	—	—	—	—	4	4
Issued shares for services	155,000	—	107	—	—	107
Stock-based Compensation expense	—	—	361	—	—	361
Balance as of September 30, 2021	93,966,381	$9	$372,168	$(361,139)	$56	$11,094

    The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in Thousands)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS' EQUITY
	SHARES	AMOUNT
Balance as of January 1, 2020	65,378,890	$7	$326,777	$(306,516)	$52	$20,320
Net Loss	—	—	—	(7,984)	—	(7,984)
Unrealized Loss on Available-for-Sale Investments	—	—	—	—	(7)	(7)
Foreign Currency Translation Adjustments	—	—	—	—	6	6
Issuance of common stock, net of offering costs/Bought Deal	3,670,212	—	8,003	—	—	8,003
Issuance of Warrants related to Debt Financing	—	—	501	—	—	501
Stock-based Compensation	—	—	935	—	—	935
Balance as of March 31, 2020	69,049,102	$7	$336,216	$(314,500)	$51	$21,774
Net Loss	—	—	—	(6,893)	—	(6,893)
Unrealized Loss on Available-for-Sale Investments	—	—	—	—	(6)	(6)
Foreign Currency Translation Adjustments	—	—	—	—	1	1
Issuance of common stock, net of offering costs/At-the-Market Offering	987,716	—	1,978	—	—	1,978
Vesting of Restricted Stock Units Issued, net of taxes withheld	120,104	—	(19)	—	—	(19)
Warrant Modification Expense	—	—	837	—	—	837
Stock-based Compensation	—	—	(1,461)	—	—	(1,461)
Balance as of June 30, 2020	70,156,922	$7	$337,551	$(321,393)	$46	$16,211
Net Loss	—	—	—	(7,350)	—	(7,350)
Unrealized Gain on Available-for-Sale Investments	—	—	—	—	2	2
Foreign Currency Translation Adjustments	—	—	—	—	1	1
Issuance of common stock, net of offering costs/Public Offering	23,178,809	2	32,675	—	—	32,677
Issuance of common stock, net of offering/At-the-Market Offering	140,892	—	284	—	—	284
Vesting of Restricted Stock Units Issued, net of taxes withheld	96,542	—	—	—	—	—
Stock-based Compensation	—	—	250	—	—	250
Balance as of September 30, 2020	93,573,165	$9	$370,760	$(328,743)	$49	$42,075
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
For the nine months ended September 30, 2021 and 2020

	2021	2020
Cash Flows From Operating Activities:
Net Loss	$(23,733)	$(22,227)
Adjustments To Reconcile Net Loss To Net Cash Used In Operating Activities:
Depreciation and Amortization	535	614
Stock-based Compensation	558	(276)
Warrant Modification Expense	—	837
Increase in Inventory Reserves	89	305
Amortization of Right of Use Asset	1,312	1,090
Amortization of Debt Financing Costs and Accretion of Debt Discount	276	200
Loss on Disposal of Assets	7	7
Realized Loss (Gain) on Sale of Investments Available-for-Sale	1	(8)
Foreign Currency Translation Adjustment	3	7
Changes in Assets and Liabilities:
(Increase) Decrease in Accounts Receivable, net	(1,865)	74
Increase in Inventory	(554)	(953)
Decrease in Prepaid and Other Assets	1,760	161
Increase in Accounts Payable	679	1,172
Decrease in Settlement Payable	—	(104)
Decrease in Lease Liability	(1,266)	(1,056)
(Decrease) Increase in Other Liabilities	(825)	423
Decrease in Deferred License Revenue	(1,485)	(1,338)
Changes in Assets and Liabilities	(3,556)	(1,621)
Cash Used In Operating Activities	(24,508)	(21,072)
Cash Flows From Investing Activities:
Purchase of Investments Available-for-Sale	(19,107)	(23,531)
Sale of Investments Available-for-Sale	19,286	27,076
Purchase of Equipment	(408)	(970)
Cash (Used In) Provided By Investing Activities	(229)	2,575
Cash Flows From Financing Activities:
Proceeds from Term Loan	—	22,500
Debt Issuance Costs	—	(1,343)
Payments on Short Term Note Payable	(656)	(763)
Proceeds from the Issuance of Common Stock / Public Offering	—	43,148
Offering Costs from the Issuance of Common Stock / Public Offering	—	(2,469)
Proceeds from the Issuance of Common Stock / At-the-Market Offering	—	2,325
Offering Costs from the Issuance of Common Stock / At-the-Market Offering	—	(63)
Proceeds from the Issuance of Common Stock for payment related to services provided	107	—
Repurchase of Common Stock to Pay Employee Withholding Taxes	(6)	(18)
Cash (Used In) Provided By Financing Activities	(555)	63,317

(Decrease) Increase in Cash and Cash Equivalents	(25,292)	44,820
Cash and Cash Equivalents at Beginning of Period	48,682	11,794
Cash and Cash Equivalents at End of Period	$23,390	$56,614

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$1,318	$906
Supplemental Disclosure of Noncash Investing and Financing Activities:
Change in Unrealized Loss on Marketable Securities Available-for-Sale	$(4)	$(11)
Fair Value of Warrants issued related to Debt Financing	$—	$501
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.  Description of Business

Rockwell Medical, Inc. ("Rockwell Medical," "Rockwell", the "Company" or "We") is a commercial-stage, biopharmaceutical company developing and commercializing our next-generation parenteral iron technology platform, ferric pyrophosphate citrate (“FPC”), which we believe has the potential to lead to transformative treatments for iron deficiency in multiple disease states, reduce healthcare costs and improve patients’ lives. We are also one of the two major suppliers of life saving hemodialysis concentrate products to kidney dialysis clinics in the United States.

The Company has two novel, FDA approved therapies, Triferic and Triferic AVNU, which are the first two products developed from our FPC platform. The Company is target marketing both products to kidney dialysis centers for their patients receiving dialysis and working to find a commercial partner to expand our commercial efforts within the United States. In 2021, Rockwell has been working to advance our FPC platform strategy outside of dialysis by starting a Phase II trial for the treatment of iron deficiency anemia in patients, who are receiving long-term and or chronic intravenous medications for various therapeutic needs in the home infusion setting. In the Company's R&D pipeline, we are also exploring FPC’s impact in the treatment of hospitalized patients with acute heart failure, with the potential to begin another Phase II trial in these patients in 2022.

Rockwell Medical is the second largest supplier of hemodialysis concentrates in the United States generating approximately $60 million in annual revenue. The Company's reputation for excellent service, quality, and reliability is based on over 25 years of service to kidney dialysis centers. The Company's approximately 300 dedicated employees, as well as a management team with experience in manufacturing, logistics, pharmaceutical development and commercialization provides Rockwell with a solid foundation upon which to grow.
2.  Liquidity and Capital Resources
Since inception, Rockwell has incurred significant net losses and has funded its operations primarily through revenue from commercial products, proceeds from the issuance of debt and equity securities and payments from partnerships. At September 30, 2021, Rockwell had an accumulated deficit of approximately $361.1 million and stockholders' equity of $11.1 million. As of September 30, 2021, Rockwell had approximately $33.2 million of cash, cash equivalents and investments available-for-sale, and working capital of $24.3 million. Net cash used in operating activities for the nine months ended September 30, 2021 was approximately $24.5 million. Based on the currently available working capital, the adjustments made to sales and marketing efforts for Triferic and Triferic AVNU and the implementation of key efficiency initiatives within our concentrates business, management believes the Company currently has sufficient funds to meet its operating requirements for at least the next twelve months from the date of the filing of this report.

The Company expects it will require additional capital to sustain its operations and make the investments it needs to execute its strategic plan developing FPC for iron deficiency anemia in patients undergoing home infusion and for progressing our pipeline development program of new indications for its FPC platform. If the Company is unable to generate sufficient revenue from sales of its commercial products and from partnerships, the Company will need to obtain additional equity or debt financing. Currently, because the Company's public float is less than $75 million, we are subject to the baby shelf limitations under our current registration statement on Form S-3, which limit the amount we may offer under our Form S-3. This could limit our ability to raise capital under this registration statement. Additionally, the Company has received a delisting notification letter from the Nasdaq Stock Market ("Nasdaq") regarding compliance with minimum bid requirements. The notification letter states that the Company has 180 calendar days, or until December 8, 2021, to regain compliance with Nasdaq Listing Rule 5450(a)(1). To regain compliance, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of 10 consecutive business days at any time prior to December 8, 2021. In the event that the Company does not regain compliance by December 8, 2021, the Company may be eligible for additional time to reach compliance with the minimum bid price requirement. The Company is working on a plan to meet the minimum compliance requirements set forth by Nasdaq. Based on the above, if the Company attempts to obtain additional debt or equity financing, the Company cannot assume that such financing will be available on favorable terms, if at all.

In addition, the Company is subject to certain covenants and cure provisions under its Loan Agreement with Innovatus. As of the date of this report, the Company is in compliance with all covenants. (See Note 15 for further detail).

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The COVID-19 pandemic and resulting domestic and global disruptions in the supply chain and labor market, among other areas, have adversely affected Rockwell's business and operations, including, but not limited to, our sales and marketing efforts, research and development activities, our plant and transportation operations and the operations of third parties upon whom the Company relies. Quarantines, shelter-in-place, executive and similar government orders and the recent surge in infections domestically may continue to negatively impact Rockwell's business, including with regard to the Company’s manufacturing and transportation and remaining sales and marketing activities. The Company's international business development activities may also continue to be negatively impacted by COVID-19, especially with the recent surge in infections internationally, ongoing international travel restrictions and quarantines or shelter-in-place orders.

The COVID-19 pandemic, the domestic and international surge in infections and resulting global disruptions have caused significant volatility in financial and credit markets. Rockwell has utilized a range of financing methods to fund its operations in the past; however, current conditions in the financial and credit markets may limit the availability of funding, refinancing or increase the cost of funding. Due to the continued evolving nature of the global situation, it is not possible to predict the extent to which these conditions could adversely affect the Company's liquidity and capital resources in the future.
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

The condensed consolidated balance sheet at September 30, 2021, condensed consolidated statements of operations for the three and nine months ended September 30, 2021 and 2020, condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2021 and 2020, condensed consolidated statement of changes in stockholders' equity for the three and nine months ended September 30, 2021 and 2020, and condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020 are unaudited, but include all adjustments, consisting of normal recurring adjustments, that the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021 or for any future interim period. The condensed consolidated balance sheet at December 31, 2020 has been derived from audited financial statements, however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2020 and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 as filed with the SEC on March 31, 2021. The Company’s consolidated subsidiaries consisted of its wholly-owned subsidiaries, Rockwell Transportation, Inc. and Rockwell Medical India Private Limited.

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

	As of September 30,
	2021	2020
Options to purchase common stock	5,871,620	6,682,192
Unvested restricted stock awards	78,300	146,800
Unvested restricted stock units	342,271	245,405
Warrants to purchase common stock	26,426,863	26,426,863
Total	32,719,054	33,501,260
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

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In thousands of U.S. dollars ($)	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
Products By Geographic Area	Total	U.S.	Rest of World	Total	U.S.	Rest of World
Drug Revenues
Product Sales – Point-in-time	$217	$217	$—	$656	$656	$—
License Fee – Over time	62	—	62	179	—	179
Total Drug Products	279	217	62	835	656	179
Concentrate Products
Product Sales – Point-in-time	15,224	13,541	1,683	44,308	39,768	4,540
License Fee – Over time	485	485	—	1,456	1,456	—
Total Concentrate Products	15,709	14,026	1,683	45,764	41,224	4,540
Net Revenue	$15,988	$14,243	$1,745	$46,599	$41,880	$4,719

In thousands of U.S. dollars ($)	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
Products By Geographic Area	Total	U.S.	Rest of World	Total	U.S.	Rest of World
Drug Revenues
Product Sales – Point-in-time	$228	$228	$—	$609	$609	$—
License Fee – Over time	56	—	56	167	—	167
Total Drug Products	284	228	56	776	609	167
Concentrate Products
Product Sales – Point-in-time	14,506	13,470	1,036	44,786	40,295	4,491
License Fee – Over time	490	490	—	1,471	1,471	—
Total Concentrate Products	14,996	13,960	1,036	46,257	41,766	4,491
Net Revenue	$15,280	$14,188	$1,092	$47,033	$42,375	$4,658
Contract balances
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

In thousands of U.S. dollars ($)	September 30, 2021	December 31, 2020
Receivables, which are included in "Trade and other receivables"	$6,036	$4,171
Contract liabilities	$8,705	$10,190
There were no material losses recognized related to any receivables arising from the Company’s contracts with customers for the three and nine months ended September 30, 2021 and 2020.
For the three and nine months ended September 30, 2021 and September 30, 2020, the Company did not recognize any material bad-debt expense. There were no material contract assets recorded on the condensed consolidated balance sheet as of September 30, 2021 and December 31, 2020.  The Company does not generally accept returns of its concentrate products and no material reserve for returns of concentrate products was established as of September 30, 2021 or December 31, 2020.
The contract liabilities primarily relate to upfront payments and consideration received from customers that are received in advance of the customer assuming control of the related products
Transaction price allocated to remaining performance obligations
For the three and nine months ended September 30, 2021, revenue recognized from performance obligations related to prior periods was not material.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, contracts where revenue is recognized as invoiced and contracts with variable consideration related to undelivered performance obligations, totaled $8.7 million as of September 30, 2021. The amount relates primarily to upfront payments and consideration received from customers that are received in advance of the customer assuming control of the related products. The Company applies the practical expedient in paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less. The Baxter Agreement includes minimum commitments of product sales over the duration of the agreement. Unfulfilled minimum commitments related to the Baxter Agreement are product sales of $5.7 million as of September 30, 2021, which is amortized ratably through expiration of the Baxter Agreement on October 2, 2024.
5.  Investments - Available-for-Sale
Investments available-for-sale consisted of the following as of September 30, 2021 and December 31, 2020 (table in thousands):

	September 30, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Accrued Interest Income	Fair Value
Available-for-Sale Securities
Bonds	$9,805	$1	$—	$7	$9,813

	December 31, 2020
	Amortized Cost	Unrealized Gain	Unrealized Loss	Accrued Interest	Fair Value
Available-for-Sale Securities
Bonds	$9,987	$3	$—	$7	$9,997
The fair value of investments available-for-sale are determined using quoted market prices from daily exchange-traded markets based on the closing price as of the balance sheet date and are classified as a Level 1 measurement under ASC 820 Fair Value Measurements.
As of September 30, 2021 and December 31, 2020, the amortized cost and estimated fair value of our available-for-sale securities were due within one year.
6.  Inventory
Components of inventory, net of reserves, as of September 30, 2021 and December 31, 2020 are as follows (table in thousands):

	September 30, 2021	December 31, 2020
Raw Materials	$3,507	$3,112
Work in Process	266	172
Finished Goods	1,781	1,805
Total	$5,554	$5,089
As of September 30, 2021, the Company classified $1.5 million of inventory as non-current, all of which was related to Triferic or the active pharmaceutical ingredient and raw materials for Triferic. As of September 30, 2021, the total Triferic inventory net of reserve was $1.6 million.
The $1.6 million net value of Triferic inventory consisted of $0.4 million of Triferic (dialysate) finished goods with expiration dates ranging from September 2021 to December 2023, $0.4 million of Triferic API with estimated remaining shelf life extending beyond 2022, and $0.9 million of raw materials for Triferic with estimated remaining shelf life extending beyond 2025.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
7.  Property and Equipment
As of September 30, 2021 and December 31, 2020, the Company’s property and equipment consisted of the following (table in thousands):

	September 30, 2021	December 31, 2020
Leasehold Improvements	$1,196	$1,196
Machinery and Equipment	5,794	5,475
Information Technology & Office Equipment	1,846	1,831
Laboratory Equipment	676	676
	9,512	9,178
Accumulated Depreciation	(7,005)	(6,536)
Property and Equipment, net	$2,507	$2,642
Depreciation expense for three months ended September 30, 2021 and 2020 was $0.1 million and $0.2 million, respectively. Depreciation expense for the nine months end September 30, 2021 and 2020 was $0.5 million and $0.6 million, respectively.
8.  Accrued Liabilities
Accrued liabilities as of September 30, 2021 and December 31, 2020 consisted of the following (table in thousands):

	September 30, 2021	December 31, 2020
Accrued Research & Development Expense	$181	$232
Accrued Compensation and Benefits	2,193	2,500
Accrued Unvouchered Receipts	622	755
Accrued Workers Compensation	434	395
Other Accrued Liabilities	941	1,131
Total Accrued Liabilities	$4,371	$5,013
9.  Deferred Revenue
In October 2014, the Company entered into the Baxter Agreement with Baxter and received an upfront fee of $20 million. The upfront fee was recorded as deferred revenue and is being recognized based on the proportion of product shipments to Baxter in each period, compared with total expected sales volume over the term of the Baxter Agreement, which expires in October 2024 and is subject to extension. The Company recognized revenue of approximately $0.5 million and $1.5 million for each of the three and nine months ended September 30, 2021 and 2020. Deferred revenue related to the Baxter Agreement totaled $5.7 million as of September 30, 2021 and $7.2 million as of December 31, 2020.
If a “Refund Trigger Event” occurs under the Baxter Agreement prior to December 31, 2021, Rockwell would be obligated to repay 25% of the upfront fee.
In 2016, the Company entered into a distribution and license agreement with Wanbang (the "Wanbang Agreement") and received an upfront fee of $4.0 million. The upfront fee was recorded as deferred revenue and is being recognized as revenue based on the agreement term. The Company recognized approximately $53,000 and $0.2 million revenue for each of the three and nine months ended September 30, 2021 and 2020. Deferred revenue related to the Wanbang Agreement totaled $2.6 million as of September 30, 2021 and $2.7 million as of December 31, 2020.

In January 2020, the Company entered into license and supply agreements with Sun Pharma (the "Sun Pharma Agreements"), for the rights to commercialize Triferic (dialysate) (ferric pyrophosphate citrate) in India. Under the terms of the Sun Pharma Agreements, Sun Pharma will be the exclusive development and commercialization partner for Triferic (dialysate) in India, and the Company will supply the product to Sun Pharma. In consideration for the license, the Company received an upfront fee of $0.1 million, and will be eligible for milestone payments and royalties on net sales. A Joint Alliance Committee,

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
comprised of members from the Company and Sun Pharma, will guide the development and execution for Triferic (dialysate) in India. Sun Pharma will be responsible for all clinical and regulatory approval, as well as commercialization activities. The upfront fee was recorded as deferred revenue and is being recognized as revenue based on the agreement term. The Company recognized revenue of approximately $2,500 and $7,500 for each of the three and nine months ended September 30, 2021 and 2020. Deferred revenue related to the Sun Pharma Agreement totaled $82,500 and $90,000 as of September 30, 2021 and December 31, 2020, respectively.

In September 2020, the Company entered into a license and supply agreements with Jeil Pharma (the "Jeil Pharma Agreements"), for the rights to commercialize Triferic (dialysate) (ferric pyrophosphate citrate) in South Korea. Under the terms of the Jeil Pharma Agreements, Jeil Pharma will be the exclusive development and commercialization partner for Triferic (dialysate) in South Korea, and the Company will supply the product to Jeil Pharma. In consideration for the license, the Company received an upfront fee of $0.2 million, and will be eligible for milestone payments and royalties on net sales. A Joint Alliance Committee, comprised of members from the Company and Jeil Pharma, will guide the development and execution for Triferic (dialysate) in South Korea. Jeil Pharma will be responsible for all clinical and regulatory approval, as well as commercialization activities. The upfront fee was recorded as deferred revenue and is being recognized as revenue based on the agreement term. The Company recognized revenue of $2,500 and nil for the three months ended September 30, 2021 and 2020, respectively, and $7,500 and nil for the nine months ended September 30, 2021 and 2020, respectively. Deferred revenue related to the Jeil Pharma Agreement totaled approximately $0.2 million as of September 30, 2021 and December 31, 2020.

In June 2021, the Company entered into license and supply agreements with Drogsan Pharma (the "Drogsan Agreements"), for the rights to commercialize Triferic (dialysate) and Triferic AVNU in Turkey. Under the terms of the Drogsan Agreements, Drogsan Pharma will be the exclusive commercialization partner for Triferic (dialysate) and Triferic AVNU in Turkey. In consideration for the license, the Company received an upfront fee of $0.15 million, and will be eligible for milestone payment and royalties on net sales. A Joint Alliance Committee, comprised of members from the Company and Drogsan Pharma, will guide the execution for Triferic (dialysate) and Triferic AVNU in Turkey. Drogsan Pharma will be responsible for all regulatory approval and commercialization activities, and the Company will supply the product to Drogsan Pharma for Turkey. The upfront fee will be recorded as deferred revenue and will be recognized as revenue based on the agreement term. The Company recognized revenue of $3,750 for the three months ended September 30, 2021. Deferred revenue related to the Drogsan Agreements totaled approximately $0.15 million as of September 30, 2021.
10.  Stockholders’ Equity

Preferred Stock
As of September 30, 2021 and December 31, 2020, there were 2,000,000 shares of preferred stock, $0.0001 par value per share, authorized and no shares of preferred stock issued or outstanding.
Common Stock
As of September 30, 2021 and December 31, 2020, there were 170,000,000 shares of common stock, $0.0001 par value per share, authorized and 93,966,381 and 93,573,165 shares issued and outstanding, respectively.
Controlled Equity Offering (or "At the Market" Offering)
On March 22, 2019, the Company entered into a sales agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (the “Agent”), pursuant to which the Company may offer and sell from time to time shares of the Company’s common stock through the Agent. The offering and sale of up to $40.0 million of the shares has been registered under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to the Company’s registration statement on Form S-3 (File No. 333-227363), which was originally filed with the SEC on September 14, 2018 and declared effective by the SEC on October 1, 2018, the base prospectus contained within the registration statement, and a prospectus supplement that was filed with the SEC on March 22, 2019. The registration statement on Form S-3 expired on October 1, 2021 and no further sales may be made under the Sales Agreement.

During the three and nine months ended September 30, 2021, the Company has not sold shares of its common stock pursuant to the Sales Agreement. Approximately $32.3 million remained available for sale under this facility as of September 30, 2021.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
11.  Stock-Based Compensation
The Company recognized total stock-based compensation expense during the three and nine months ended September 30, 2021 and 2020 as follows (table in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Service-based awards:
Restricted stock units	$81	$9	$263	$243
Stock option awards	315	243	1,050	1,019
	396	252	1,313	1,262
Performance-based awards:
Restricted stock awards	—	—	(391)	—
Restricted stock units	—	(123)	—	(1,148)
Stock option awards	(35)	121	(364)	(390)
	(35)	(2)	(755)	(1,538)
Total	$361	$250	$558	$(276)
Restricted Stock
A summary of the Company’s restricted stock awards during the nine months ended September 30, 2021 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2021	146,800	$5.70
Forfeited	(68,500)	$5.70
Unvested at September 30, 2021	78,300	$5.70
A summary of the Company’s restricted stock awards during the nine months ended September 30, 2020 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2020	146,800	$5.70
Unvested at September 30, 2020	146,800	$5.70
The fair value of restricted stock awards are measured based on their fair value on the date of grant and amortized over the vesting period of 20 months. As of September 30, 2021, unvested restricted stock awards of 78,300 were related to performance-based awards. The forfeited performance-based restricted stock awards of 68,500 was due to the termination of the Company's former Chief Science Officer on January 19, 2021. These forfeited awards reduced stock-based compensation expense by $0.4 million.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Service-Based Restricted Stock Units
A summary of the Company’s service-based restricted stock units during the nine months ended September 30, 2021 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2021	265,494	$2.60
Granted	310,050	0.90
Vested	(221,474)	2.38
Forfeited	(11,799)	4.81
Unvested at September 30, 2021	342,271	$1.17

A summary of the Company’s service-based restricted stock units during the nine months ended September 30, 2020 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2020	463,786	$4.26
Granted	188,904	2.09
Vested	(247,561)	4.30
Forfeited	(159,724)	4.26
Unvested at September 30, 2020	245,405	$2.72
The fair value of service based restricted stock units are measured based on their fair value on the date of grant and amortized over the vesting period. The vesting periods range from 1 to 3 years. Stock-based compensation expense of $0.1 million and $0.3 million was recognized for the three and nine months ended September 30, 2021, respectively. Stock-based compensation expense of nil and $0.2 million was recognized for the three and nine months ended September 30, 2020, respectively. As of September 30, 2021, the unrecognized stock-based compensation expense was $0.2 million, which is expected to be recognized over an estimated weighted average remaining term of less than 1 year.
Performance-Based Restricted Stock Units
As of September 30, 2021, there were no outstanding performance-based restricted stock units.
A summary of the Company’s performance-based restricted stock units during the nine months ended September 30, 2020 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2020	988,958	$4.48
Forfeited	(988,958)	4.48
Unvested at Unvested at September 30, 2020	—	$—
Service-Based Stock Options

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The fair value of the service-based stock options granted for the nine months ended September 30, 2021 were based on the following assumptions:

September 30, 2021
Exercise price	$0.61 - $1.73
Expected stock price volatility	75.8% - 77.7%
Risk-free interest rate	0.47% - 1.06%
Term (years)	5.5 - 6
A summary of the Company’s service-based stock option activity for the nine months ended September 30, 2021 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2021	5,717,956	$4.55	6.6	$—
Granted	1,872,162	0.89	6.0	—
Forfeited	(385,278)	2.30	—	—
Expired	(1,333,220)	7.16	—	—
Outstanding at September 30, 2021	5,871,620	$2.95	7.7	$—

Exercisable at September 30, 2021	2,539,438	$4.96	5.8	$—
A summary of the Company’s service-based stock option activity for the nine months ended September 30, 2020 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2020	8,210,024	$7.06	5.1	$107,000
Granted	2,252,344	1.95	5.9	—
Forfeited	(440,026)	3.96	—	—
Expired	(4,090,150)	8.24	—	—
Outstanding at September 30, 2020	5,932,192	$4.54	6.7	$—

Exercisable at September 30, 2020	2,889,218	$6.95	3.8	$—
The aggregate intrinsic value in the table above is calculated as the difference between the closing price of the Company's common stock and the exercise price of the stock options that had strike prices below the closing price.
During the nine months ended September 30, 2021, the Company granted stock options to purchase up to 1,872,162 shares of common stock to certain employees. During the nine months ended September 30, 2021, 385,278 shares were forfeited and 1,333,220 shares expired. Forfeitures are recorded in the period of occurrence; compensation expense is adjusted accordingly.
Stock-based compensation expense recognized for service-based stock options was $0.3 million and $1.0 million for the three and nine months ended September 30, 2021, respectively. Stock-based compensation expense recognized for service-based stock options was $0.2 million and $1.0 million for the three and nine months ended September 30, 2020, respectively. As of September 30, 2021, total stock-based compensation expense related to unvested options not yet recognized totaled

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
approximately $1.7 million, which is expected to be recognized over an estimated weighted average remaining term of 3.0 years.
Performance-Based Stock Options
A summary of the performance-based stock options for the nine months ended September 30, 2021 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2021	750,000	$2.20
Expired	(750,000)	2.20
Outstanding at September 30, 2021	—	$—

Exercisable at September 30, 2021	—	$—
A summary of the performance-based stock options for the nine months ended September 30, 2020 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at January 1, 2020	388,125	$4.70
Granted	750,000	$2.20
Forfeited	(388,125)	$4.70
Outstanding at September 30, 2020	750,000	$2.20

Exercisable at September 30, 2020	—	$—
Stock-based compensation expense recognized for performance-based stock options was nil and $(0.4) million for the three and nine months ended September 30, 2021, respectively. Stock-based compensation expense recognized for performance-based stock options was $0.1 million and $(0.4) million for the three and nine months ended September 30, 2020, respectively. The increase in expired performance-based stock options and reduction in stock-based compensation expense was due to the performance criteria of certain performance-based options granted to officers of the Company becoming non-probable as of September 30, 2021. As of September 30, 2021, there was no unrecognized stock-based compensation expense related to unvested performance-based stock options.
12.  Licensing Agreements
Product License Agreements
The Company is a party to a Licensing Agreement with Charak, LLC ("Charak") dated January 7, 2002 (the "2002 Agreement") that grants the Company exclusive worldwide rights to certain patents and information related to our Triferic® product. On October 7, 2018, the Company entered into a Master Services and IP Agreement (the “Charak MSA”) with Charak and Dr. Ajay Gupta, a former Officer of the Company. Pursuant to the MSA, the parties entered into three additional agreements described below related to the license of certain soluble ferric pyrophosphate (“SFP”) intellectual property owned by Charak. The Charak MSA provided for a payment of $1.0 million to Dr. Gupta, payable in four quarterly installments of $250,000 each on October 15, 2018, January 15, 2019, April 15, 2019 and July 15, 2019, and reimbursement for certain legal fees incurred in connection with the Charak MSA. The Company paid all four of the quarterly installments totaling $1.0 million and accrued $0.1 million for the reimbursement of certain legal expenses during the year ended December 31, 2019. As of December 31, 2020, the Company had fulfilled its reimbursement obligation of certain legal expenses. As of September 30, 2021, the Company accrued $0.2 million relating to certain IP reimbursement expenses and certain sublicense royalty fees within accrued liabilities on the condensed consolidated balance sheet.

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
At September 30, 2021, the Company had operating and finance lease liabilities of $7.1 million and right-of-use assets of $6.9 million, which are included in the consolidated balance sheet.
At December 31, 2020, the Company had operating lease liabilities of $3.0 million and right-of-use assets of $2.9 million, which are included in the consolidated balance sheet.
The following summarizes quantitative information about the Company’s operating leases (table in thousands):

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Operating leases
Operating lease cost	$457	$382	$1,309	$1,228
Variable lease cost	94	90	286	403
Operating lease expense	551	472	1,595	1,631
Finance leases
Amortization of right-of-use assets	73	—	184	—
Interest on lease obligations	22	—	55	—
Finance lease expense	95	—	239	—
Short-term lease rent expense	4	4	12	12
Total rent expense	$650	$476	$1,846	$1,643

Other information
Operating cash flows from operating leases	$444	$393	$1,298	$1,248
Operating cash flows from finance leases	$22	$—	$56	$—
Financing cash flows from finance leases	$59	$—	$152	$—
Right of use assets exchanged for operating lease liabilities	$718	$—	$4,089	$—
Right of use assets exchanged for finance lease liabilities	$588	$—	$1,365	$—
Weighted-average remaining lease term – operating leases	3.7	2.3	3.7	2.3
Weighted-average remaining lease term – finance leases	5.5	0.0	5.5	0.0
Weighted-average discount rate – operating leases	6.3%	6.8%	6.3%	6.8%
Weighted-average discount rate – finance leases	5.9%	—%	5.9%	—%
Future minimum rental payments under operating lease agreements are as follows (in thousands):

	Operating	Finance
Year ending December 31, 2021 (remaining)	$470	$103
Year ending December 31, 2022	1,746	418
Year ending December 31, 2023	1,429	424
Year ending December 31, 2024	1,076	424
Year ending December 31, 2025	616	426
Remaining future payments	345	526
Total	$5,682	$2,321
Less present value discount	(607)	(338)
Operating and finance lease liabilities	$5,075	$1,983
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

The Company is entitled to make interest-only payments for thirty months, or up to thirty-six months if certain conditions are met. The Term Loans will mature on March 16, 2025, and will bear interest at the greater of (i) Prime Rate (as defined in the Loan Agreement) and (ii) 4.75%, plus 4.00% with an initial interest rate of 8.75% per annum and an effective interest rate of 11.3%. The Company has the option, under certain circumstances, to add 1.00% of such interest rate amount to the then outstanding principal balance in lieu of paying such amount in cash. For each of the three months ended September 30, 2021 and 2020, interest expense amounted to $0.6 million and $0.7 million, respectively. For the nine months ended September 30, 2021 and 2020, interest expense amounted to $1.8 million and $1.3 million, respectively.

The Loan Agreement is secured by all assets of the Company and Rockwell Transportation, Inc. Proceeds are being used for working capital purposes. The Loan Agreement contains customary representations and warranties and covenants, subject to customary carve outs, and includes financial covenants related to liquidity and trailing twelve months sales of Triferic, with the latter beginning with the period ending December 31, 2020. The Company cannot assure you that we can maintain compliance with the covenants under our Loan Agreement, which may result in an event of default. The Company's ability to comply with these covenants may be adversely affected by events beyond its control. For example, the Loan Agreement contains certain financial covenants relating to sales and, as a result of the ongoing COVID-19 pandemic and its effect on the Company's sales activities, among other factors, the Company may not be able to satisfy such covenants in the future. If the Company is unable to comply with the covenants under the Loan Agreement, it would pursue all available cure options in order to regain compliance. The Company previously failed to satisfy a revenue covenant for the period ended December 31, 2020 and then subsequently agreed to an appropriate remedy during the applicable cure period. However, the Company may not be able to mutually agree with Innovatus on appropriate remedies to cure a future breach of a covenant, which could give rise to an event of default. If the Company is unable to avoid an event of default, any required repayments could have an adverse effect on its liquidity. As of September 30, 2021, the Company is in compliance with all the reporting and financial covenants. The financial statements for September 30, 2021 have been prepared with the assumption that the Company will be able to agree to an appropriate remedy during the applicable cure period for any future breaches of operating covenants. Based on the foregoing, the Company has classified amounts payable under the Loan Agreement as a current liability. If and when the Company reaches an agreement with Innovatus to avoid an event of default, the amounts payable under the Loan Agreement will be reevaluated for its classification and presentation.

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

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On September 24, 2021, the Company, entered into the First Amendment to Loan and Security Agreement (the “Amendment”) with Innovatus Life Sciences Lending Fund I, LP, which amended the Loan Agreement.. Pursuant to the Amendment, the Company (i) shall prepay an aggregate principal amount of $7.5 million in Term Loans (as defined in the Loan Agreement) in ten consecutive equal monthly installments commencing on December 1, 2021; (ii) shall pay an additional prepayment premium of 5% on prepaid amounts if the Company elects to prepay all outstanding Term Loans on or before September 24, 2023 and (iii) shall maintain minimum liquidity of no less than $5.0 million if the aggregate principal amount of Term Loans is greater than $15.0 million pursuant to the liquidity covenant in the Loan Agreement.

As of September 30, 2021, the outstanding balance of the Term Loan was $21.2 million, net of unamortized issuance costs and unaccreted discount of $1.3 million.

The following table reflects the schedule of principal payments on the Term Loan as of September 30, 2021 (in thousands):

Principal Payments
2021	$1,500
2022	7,500
2023	6,000
2024	6,000
2025	1,500
$22,500

16. Insurance Financing Note Payable
On July 3, 2021, the Company entered into a short-term note payable for $2.0 million, bearing interest at 3.93% per annum to finance various insurance policies. Principal and interest payments related to this note will begin on July 3, 2021 and are paid on a straight-line amortization over 9 months with the final payment due on March 3, 2022. As of September 30, 2021, the Company's insurance note payable balance was $1.3 million.

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
Overview and Recent Developments
Rockwell is a commercial-stage, biopharmaceutical company developing and commercializing our next-generation parenteral iron technology platform, Ferric Pyrophosphate Citrate ("FPC"), which we believe has the potential to lead to transformative treatments for iron deficiency in multiple disease states, reduce healthcare costs and improve patients’ lives. We are also one of the two major suppliers of life-saving hemodialysis concentrate products to kidney dialysis clinics in the United States.
The Company has two novel, FDA approved therapies, Triferic and Triferic AVNU, which are the first two products developed from our FPC platform. The Company is currently target marketing both products to kidney dialysis centers for their patients receiving dialysis and working to find a commercial partner to expand our commercial efforts within the United States. This decision was based on the dynamics of the hemodialysis ("HD") market, including provider consolidation, the effects of the CMS bundled payment system and competitive product bundling tactics. In 2021, Rockwell has been working to advance our FPC platform strategy outside of dialysis and plans to start a Phase II trial for the treatment of iron deficiency anemia in patients, who are receiving long-term and or chronic intravenous ("IV") medications for various therapeutic needs in the home infusion setting by the end of the year. In the Company's R&D pipeline, we are also exploring FPC’s impact in the treatment of hospitalized patients with acute heart failure, with the potential to begin another Phase II trial in these patients in 2022. The trend toward providing medical care, including the delivery of medicines, at home make the home infusion market a rapidly growing area of healthcare. We believe that the home infusion setting is a natural path for expansion of our platform as many of the patients suffer from chronic diseases that are associated with iron deficiency and anemia. Subsequent to our Type C and Pre-IND meeting with FDA, and incorporating their advice and feedback, we filed an IND for the treatment of iron deficiency anemia in the home-infusion setting in November 2021. Our expectations regarding the commencement of a Phase II trial by the end of 2021 are based on the FDA's statutory obligations to respond to an IND submission within 30 calendar days. In our

R&D pipeline, we are also investigating FPC’s impact on iron deficiency in the treatment of hospitalized patients with acute heart failure, with the potential to begin another Phase II trial in these patients in 2022.
We are the second largest supplier of hemodialysis concentrates in the United States, with a reputation for excellent service, quality, and reliability. We believe that this reputation, which is based on over 25 years of service to the kidney dialysis centers, combined with about $60 million in annual revenue, approximately 300 dedicated employees, expertise in manufacturing and logistics and the added expertise in pharmaceutical development and commercialization brought to the Company by recent additions to our management team, provides us with a solid foundation on which to grow.
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
Iron deficiency, which is often overlooked and undertreated in several illnesses because of the difficulty in treating them, can develop into a serious medical condition when left untreated. It is a common comorbidity in many disease states, such as end-stage kidney disease, chronic kidney disease, acute heart failure, cancer and multiple chronic gastrointestinal conditions. Iron deficiency impacts patients’ health in many ways, including through anemia, organ dysfunction, slower recovery, diminished energy and reduced quality of life.

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
Dialysis Business: We are the second largest supplier, and one of the two major suppliers, of hemodialysis concentrates in the United States. We manufacture, sell and deliver hemodialysis concentrates, which are used to maintain human life by removing toxins and balancing electrolytes in the dialysis patient’s bloodstream. We have core capabilities in manufacturing hemodialysis concentrates in three facilities, totaling 159,000 square feet, located in Michigan, Texas and South Carolina. We also have core capabilities in the logistics of delivering these products to dialysis clinics throughout most of the United States.
Our first two branded products from our FPC platform, Triferic® (dialysate) and Triferic AVNU® (IV), are used to maintain hemoglobin in patients undergoing hemodialysis. We are building on our reputation and industry presence by commercializing them to medium and small dialysis organizations. We began commercializing Triferic and Triferic AVNU in the United States in the second half of 2019 and in early 2021, respectively. In April 2021, we received marketing approval for Triferic AVNU from Health Canada for the replacement of iron to maintain hemoglobin in adult patients with hemodialysis-dependent chronic kidney disease, which is the first international regulatory approval for our intravenous therapy. While we had identified a partner to commercialize the product in Canada, we recently terminated the distribution agreement with that partner and are seeking a new partner in Canada. This may delay commercial availability of Triferic AVNU in Canada. Our strategy for increasing Triferic adoption is to continue to generate data in clinics showing the benefits of Triferic in real world protocols. In addition, we expect to study Triferic use with the innovations that we believe have the potential to change future medical practices (e.g. introduction and adoption of HIF-PHIs), subject to FDA approval. We believe that positive data from these studies would better position Triferic for long-term growth. As part of this initiative and due to current economic challenges, the Company has adjusted its sales and marketing efforts for Triferic and Triferic AVNU and is seeking a commercial partner within the United States. This decision was based on the dynamics of the hemodialysis market, including provider consolidation, the effects of the CMS bundled payment system and competitive product bundling tactics. Additionally, we are developing strategic alliance partners for development, regulatory approval and commercialization of Triferic outside of the United States.
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
Although we have an excellent reputation for dependability and service within the dialysis sector, with concentrates and Triferic, our growth opportunities for both in the United States dialysis market are challenged by the consolidated ownership of dialysis clinics, a capitated reimbursement model and the demographics of the patient population and the limitations of our existing distribution and purchase agreements. The two largest dialysis organizations treat approximately 73% of the patients in the United States. One manufactures its own concentrates and IV iron and we already supply concentrates to the other. Through our partnership with Baxter International, we currently supply concentrates to a significant percentage of the small and medium sized dialysis organizations. In a sector such as kidney dialysis, with capitated reimbursement for the dialysis procedure and all included inputs, new product success depends on compelling data demonstrating improved patient outcomes and/or pharmacoeconomics versus the current standard of care in practice in the clinics. Once Medicare determined that Triferic and Triferic AVNU would be reimbursed under the fixed bundled rate, market adoption became more dependent on the generation of these data, which were not required for the drug's approval from the FDA.
Notwithstanding the growth limitations mentioned above, we have made progress and continue to be confident that Triferic has the potential to be the treatment of choice for the maintenance of hemoglobin in dialysis patients. To this end, we have increased our efforts in generating real world data in clinics with current protocols, which we believe will help with the adoption of Triferic and Triferic AVNU as these results are developed and disseminated over time, and have adjusted our sales and marketing efforts while seeking a commercial partner within the United States with a bigger footprint to expand commercialization of both products. In addition, we believe the hemodialysis industry may experience a great deal of change over the next several years. We plan to take the steps necessary to generate the data necessary to potentially allow Triferic and Triferic AVNU to benefit from these new innovations, such as the potential approval of a class of drugs, known as hypoxia-inducible factor prolyl hydroxylase inhibitors ("HIF-PHIs"), as well as the new, solid-state dialysis equipment in development. We are planning to study Triferic in combination with these potential new innovations as they become available.
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
Home Infusion
Our growth strategy is to go beyond our foundational business in dialysis by leveraging the pre-clinical, clinical pharmacology and safety data from Triferic. We are planning development of an FPC-based therapeutic for iron deficiency to be given in the home infusion setting. According to the National Home Infusion Association, the number of patients served by home infusion therapy has grown from approximately 800,000 in 2010 to over 3,000,000 in 2019. The home infusion setting is expected to continue to expand, which has been further accelerated by the COVID-19 pandemic and the desire to reduce or eliminate hospital and or clinic exposure. Many patient groups requiring home infusion therapies suffer from diseases that are associated with an incidence of iron deficiency and anemia. For example, it is estimated that 40% to 55% of all home parenteral nutrition patients have iron deficiency anemia. We believe, based on our data with hemodialysis patients, FPC as a home infusion therapy for iron deficiency anemia may have distinct advantages over currently available iron replacement therapy options.
We plan on initiating a Phase II trial in home infusion patients with iron deficient anemia by the end of 2021, subject to the clearance of our IND, to confirm the dose and duration of FPC treatment. We expect data from the trial in the second quarter of 2023.
Pipeline Development
In our R&D pipeline, we are also exploring FPC’s impact in the treatment of iron deficiency in hospitalized heart failure patients. More than one million people in the United States are hospitalized each year for acute heart failure. Clinical improvement in heart failure has already been demonstrated with older first-generation forms of IV iron in clinical trials in the outpatient setting. We believe that FPC may deliver rapidly bioavailable iron to the heart and improve cardiac energetics during hospitalization. This effect could help patients recover faster resulting in improved function, shorter hospital stays and fewer 30-day re-admissions. If so, these outcomes would translate into a meaningful reduction in healthcare costs and human suffering. We expect to communicate with the FDA in the first half of 2022 regarding a development pathway for this indication.
We continue exploring other potential patient populations for application of our technology. We are considering disease states where patients can benefit the most from an effective treatment for iron deficiency, and where the development path, cost estimates and reimbursement are the most favorable.

Results of Operations for the Three Months Ended September 30, 2021 and 2020
The following table summarizes our operating results for the periods presented below (dollars in thousands):

	For the Three Months Ended September 30,
	2021	% of Revenue	2020	% of Revenue	% Change

Net Sales	$15,988		$15,280		4.6%
Cost of Sales	16,317	102.1%	14,934	97.7%	9.3
Gross (Loss) Profit	(329)	(2.1)	346	2.3	(195.1)

Research and Product Development	1,221	7.6	1,745	11.4	(30.0)
Selling and Marketing	1,541	9.6	1,669	10.9	(7.7)
General and Administrative	3,881	24.3	3,622	23.7	7.2
Operating Loss	$(6,972)	(43.6)%	$(6,690)	(43.8)%	4.2%
Net Sales
During the three months ended September 30, 2021, our net sales were $16.0 million compared to net sales of $15.3 million during the three months ended September 30, 2020. The increase of $0.7 million was primarily due to an increase in sales of dialysis concentrates products from our international customers.
Gross Profit
Cost of sales during the three months ended September 30, 2021 was 16.3 million, resulting in gross loss of $0.3 million during the three months ended September 30, 2021, compared to cost of sales of $14.9 million and a gross profit of $0.3 million during the three months ended September 30, 2020. Gross profit decreased by $0.6 million mainly due to an increase in costs related to protocols implemented because of the ongoing COVID-19 pandemic, as well as increases in shipping, fuel and labor costs. We expect our gross profit to continue to decrease due to increasing labor and fuel costs for transportation, which we have a limited our ability to recover such costs due to the terms of our agreements with our larger customers.
Research and Product Development Expense
Research and product development expenses were $1.2 million for the three months ended September 30, 2021, compared with $1.7 million during the three months ended September 30, 2020. The decrease of $0.5 million was primarily due to timing of investments we are continuing to make in our medical and scientific programs to support the continued advancement of our FPC technology platform.
Selling and Marketing Expense
Selling and marketing expenses were $1.5 million during the three months ended September 30, 2021, compared with $1.7 million during the three months ended September 30, 2020. The decrease of $0.2 million is primarily due to a decrease in marketing costs related to Triferic (dialysate).
General and Administrative Expense
General and administrative expenses were $3.9 million during the three months ended September 30, 2021, compared with $3.6 million during the three months ended September 30, 2020. The increase of $0.3 million is due primarily to an increase in the insurance costs.
Other Income (Expense)
Other income for the three months ended September 30, 2021 was nil. Other income for the three months ended September 30, 2020 was $6,000, consisting primarily of realized gain on investments and interest income. Other expense for the three months ended September 30, 2021 was $0.6 million of interest expense related to our debt facility (see Note 15 for more information on our debt facility). Other expense for the three months ended September 30, 2020 was $0.7 million of interest expense related to our debt facility.
Results of Operations for the Nine Months Ended September 30, 2021 and 2020
The following table summarizes our operating results for the periods presented below (dollars in thousands):

	For the Nine Months Ended September 30,
	2021	% of Revenue	2020	% of Revenue	% Change

Net Sales	$46,599		$47,033		(0.9)%
Cost of Sales	46,788	100.4%	44,693	95.0%	4.7
Gross Profit	(189)	(0.4)	2,340	5.0	(108.1)

Research and Product Development	5,445	11.7	5,183	11.0	5.1
Selling and Marketing	4,860	10.4	5,738	12.2	(15.3)
General and Administrative	11,483	24.6	11,767	25.0	(2.4)
Operating Loss	$(21,977)	(47.2)%	$(20,348)	(43.3)%	8.0%
Net Sales
During the nine months ended September 30, 2021, our net sales were $46.6 million compared to net sales of $47.0 million during the nine months ended September 30, 2020. The decrease of $0.4 million was primarily due to a decrease in sales of dialysis concentrates products in the United States the resulted from the COVID-19 pandemic.
Gross Profit
Cost of sales during the nine months ended September 30, 2021 was $46.8 million, resulting in gross loss of $0.2 million during the nine months ended September 30, 2021, compared to cost of sales of a $44.7 million and a gross profit of $2.3 million during the nine months ended September 30, 2020. Gross profit decreased by $2.5 million mainly due to a decrease in concentrate sales and an increase in costs related to protocols implemented because of the ongoing COVID-19 pandemic, as well as increases in shipping, fuel and labor costs. We expect our gross profit to continue to decrease due to increasing labor and fuel costs for transportation, which we have a limited our ability to recover such costs due to the terms of our agreements with our larger customers.
Research and Product Development Expense
Research and product development expenses were $5.4 million for the nine months ended September 30, 2021, compared with $5.2 million during the nine months ended September 30, 2020. This increase of $0.2 million is primarily due to continued investments we are making in our medical and scientific programs to support the continued advancement of our FPC technology platform.
Selling and Marketing Expense
Selling and marketing expenses were $4.9 million during the nine months ended September 30, 2021, compared with $5.7 million during the nine months ended September 30, 2020. The decrease of $0.8 million is primarily due to a headcount reduction in the quarter.
General and Administrative Expense
General and administrative expenses were $11.5 million during the nine months ended September 30, 2021, compared with $11.8 million during the nine months ended September 30, 2020. The decrease of $0.3 million is due primarily to a decrease of $0.5 million from the completion of severance pay related to our former President and Chief Executive Officer (CEO), a decrease in legal costs of $0.4 million, relating to previous litigation that has since been resolved; a decrease in recruiting fees of $0.3 million; partially offset by an increase of $0.3 million in insurance premiums; and an increase of $0.9 million for stock compensation.
Other Income (Expense)

Other income for the nine months ended September 30, 2021 was $17,000, consisting primarily of interest income. Other income for the nine months ended September 30, 2020 was $0.2 million, consisting primarily of interest income. Other expense for the nine months ended September 30, 2021 was $1.8 million of interest expense related to our debt facility (see Note 15 for more information on our debt facility). Other expense for the nine months ended September 30, 2020 was $2.1 million, consisting of warrant modification expense of $0.8 million and interest expense of $1.3 million related to our debt facility.

Liquidity and Capital Resources
Since inception, Rockwell has incurred significant net losses and has funded its operations primarily through revenue from commercial products, proceeds from the issuance of debt and equity securities and payments from partnerships. At September 30, 2021, Rockwell had an accumulated deficit of approximately $361.1 million and stockholders' equity of $11.1 million. As of September 30, 2021, Rockwell had approximately $33.2 million of cash, cash equivalents and investments available-for-sale, and working capital of $24.3 million. Net cash used in operating activities for the nine months ended September 30, 2021 was approximately $24.5 million. Based on the currently available working capital, the adjustments made to sales and marketing efforts for Triferic and Triferic AVNU and the implementation of key efficiency initiatives within our concentrates business, management believes the Company currently has sufficient funds to meet its operating requirements for at least the next twelve months from the date of the filing of this report.

The Company expects it will require additional capital to sustain its operations and make the investments it needs to execute its strategic plan developing FPC for iron deficiency anemia in patients undergoing home infusion and for progressing our pipeline development program of new indications for its FPC platform. If the Company is unable to generate sufficient revenue from sales of its commercial products and from partnerships, the Company will need to obtain additional equity or debt financing. Currently, because the Company’s public float is less than $75 million, we are subject to the baby shelf limitations under our current registration statement on Form S-3, which limit the amount we may offer under our Form S-3. This could limit our ability to raise capital under this registration statement. Additionally, the Company has received a delisting notification letter from the Nasdaq Stock Market ("Nasdaq") regarding compliance with minimum bid requirements. The notification letter states that the Company has 180 calendar days, or until December 8, 2021, to regain compliance with Nasdaq Listing Rule 5450(a)(1). To regain compliance, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of 10 consecutive business days at any time prior to December 8, 2021. In the event that the Company does not regain compliance by December 8, 2021, the Company may be eligible for additional time to reach compliance with the minimum bid price requirement. The Company is working on a plan to meet the minimum compliance requirements set forth by Nasdaq. Based on the above, if the Company attempts to obtain additional debt or equity financing, the Company cannot assume that such financing will be available on favorable terms, if at all.

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
We believe that our ability to fund our activities in the long term will be highly dependent upon 1) our ability to execute on the development of the FPC platform for new therapies, 2) our ability to seek a partner to expand commercialization and increase adoption of Triferic (dialysate) and Triferic AVNU, and 3) our ability to improve profitability in our concentrate business. These strategies are subject to significant risks and uncertainties such that there can be no assurance that we will be successful is achieving approval of FPC in a new therapeutic area or that we will be able to find a suitable partner and have sustained commercial success with Triferic (dialysate) and Triferic AVNU or be able to improve our profitability due to the current economic environment and the limitations of certain agreements. If our planned clinical program is delayed or fails or if Triferic (dialysate) and/or Triferic AVNU sales fail to increase or we cannot increase the profitability of our concentrate business, we may be forced to implement cost-saving measures that may potentially have a negative impact on our activities and potentially the results of our research and development programs. Even though we began commercialization of Triferic (dialysate) and Triferic AVNU as planned, if the results are unsuccessful, we may be unable to secure the additional capital that we will require to continue our research and development activities and operations, which could have a material adverse effect on our business. If we are unable to raise the required capital, we may be forced to curtail all of our activities and, ultimately, cease operations. Even if we are able to raise sufficient capital, such financings may only be available on unattractive terms, or result in significant dilution of stockholders’ interests and, in such event, the market price of our common stock may decline.
Cash Used in Operating Activities
Net cash used in operating activities was $24.5 million for the nine months ended September 30, 2021 compared to net cash used in operating activities of $21.1 million for the nine months ended September 30, 2020. The increase in cash used from operating activities during the current period was primarily due to changes in current balance sheet accounts in the ordinary course of business of approximately $3.6 million, including an increase in net accounts receivable of $1.9 million and an increase in accounts payable and accrued expense of approximately $0.2 million.
Cash Provided by Investing Activities
Net cash used in investing activities was $0.2 million during the nine months ended September 30, 2021 compared to net cash provided by investing activities of $2.6 million for the nine months ended September 30, 2020. The net cash used in investing activities during the nine months ended September 30, 2021 was primarily due to sales and purchase of available-for-sale investments during the quarter.
Cash (Used in) Provided by Financing Activities
Net cash used in financing activities was $0.6 million during the nine months ended September 30, 2021 compared to the net cash provided by financing activities of $63.3 million for the nine months ended September 30, 2020. The net cash used during the nine months ended September 30, 2021 was primarily due to the payments on the Company's short term note payable.
COVID-19 Impact

The COVID-19 pandemic and resulting global disruptions, particularly in the supply chain and labor market, among other areas, have adversely affected our business and operations, including, but not limited to, our sales and marketing efforts and our research and development activities, our plant and transportation operations and the operations of third parties upon whom we rely. Quarantines, shelter-in-place, executive and similar government orders may negatively impact our plant and transportation operations and remaining sales and marketing activities. Any vaccine hesitancy among our labor force could also disrupt our business if workers become ill or need to quarantine due to illness or exposure to the virus. The Company's international business development activities may also continue to be negatively impacted by COVID-19, especially with the recent surge in infections internationally, ongoing international travel restrictions and quarantines or shelter-in-place orders.

The COVID-19 pandemic and resulting global disruptions have caused and may continue to cause significant volatility in financial and credit markets. We have utilized a range of financing methods to fund our operations in the past; however, current conditions in the financial and credit markets may limit the availability of funding or increase the cost of funding. Due to the evolving nature of the global situation, it is not possible to predict the extent to which these conditions could adversely affect our liquidity and capital resources in the future.
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
Recently issued and adopted accounting pronouncements:
We have evaluated all recently issued accounting pronouncements and believe such pronouncements do not have a material effect our financial statements. See Note 3 of the condensed consolidated financial statements at September 30, 2021.
Item 3.  Quantitative and Qualitative Disclosures about Market Risk

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

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
Under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.
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
Item 1A. Risk Factors

We are subject to various risks and uncertainties that could have a material impact on our business, financial condition, results of operations and cash flows. The discussion of these risk factors is included in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2020 under “Item 1A — Risk Factors,” except for the following:

The ongoing COVID-19 pandemic has resulted in, and may continue to result in, significant disruptions to our concentrates business operations, which could have a material adverse effect on our business.

Our business and its operations have been and are expected to continue to be adversely affected by the COVID-19 pandemic. To date, our manufacturing has been viewed as an essential activity and we have not been required to pause operations based upon executive or similar governmental directives. However, we have had, and anticipate continuing to have, instances where, notwithstanding the existence of a vaccine, employees of our manufacturing plants test positive for COVID-19, resulting in a disruption to our manufacturing operations. In addition, the imposition of vaccine or testing mandates on vaccine hesitant workers could result in certain workers opting to resign. These disruptions in our operations have had and could continue to have a negative impact our business, operating results and financial condition. Furthermore, it is possible that the outbreak of COVID-19 could be significant enough to force us to close the entirety of the manufacturing plant or transportation services for an extended period of time, which could result in a failure to deliver product. Such a closure or failure to deliver product could cause us to be in breach of requirements to maintain safety stock and maintain transportation and other services under our Exclusive Distribution Agreement with Baxter and/or our Products Purchase Agreement with DaVita, which would allow them to exercise various remedies under those agreements.

In addition, we may face decreased demand for our concentrates portfolio if dialysis patients are unable to travel to dialysis clinics or if dialysis patients are found to be disproportionally affected by COVID-19 due to their heightened risk associated with their disease. We have had an increase in costs associated with COVID-19 including costs associated with hazard pay, costs for PPE and costs for cleaning and increased labor costs due to the reluctance of workers to return to work. These increased costs have impacted the profitability of our concentrates portfolio. Given the uncertainty surrounding COVID-19, we may continue to incur these additional costs which in turn may have an impact upon our profitability. The COVID-19 pandemic continues to evolve rapidly. The ultimate impact of the COVID-19 pandemic or a similar public health emergency is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems, or the global economy as a whole. However, any one or a combination of these events could have an adverse effect on the operation of and results from our clinical trials and on our other business operations, which could negatively impact our business, operating results and financial condition.

The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time-consuming and inherently unpredictable. Our inability to obtain regulatory approval for our future FPC pipeline product candidates would substantially harm our business.

The time required to obtain approval from the FDA and comparable foreign regulatory authorities is unpredictable but typically takes many years following the commencement of preclinical studies and clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s development and may vary among jurisdictions. For example, although we have filed an IND for FPC in the home infusion setting and we have an FPC product that has been approved in other settings, if the FDA were to impose additional requirements in the home infusion setting that would result in significant additional expense or a significant administrative burden, we may have to forgo our pursuit of that indication. It is possible that none of our FPC pipeline product candidates will ever obtain regulatory approval. Our future product candidates could fail to receive regulatory approval from the FDA or comparable foreign regulatory authorities for many reasons. If we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may grant approval contingent on the performance of costly post-marketing clinical trials or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of the product candidate.

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

Additionally, the Second Amendment to our Distribution Agreement with Baxter, established a cap on the percentage amount that we receive in reimbursement for transportation expenses. This reimbursement cap could result in Rockwell not being able to obtain the full amount of our transportation costs. We have also been adversely affected by a general shortage in commercial truckers in the United States and significant increases in fuel costs, both of which are subject to the cap on transportation costs. This has negatively impacted and may continue to negatively impact our profit margins as we pay higher costs to ship products to our customers. Continued increases in shipping costs, the costs of raw materials, or increases in transportation costs that are not reimbursed due to the cap on expenses with Baxter has and could continue to negatively impact our profit margins, as we may be limited in our ability to pass these costs along to our customers.

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
We cannot assure you that we can maintain compliance with the covenants under our Loan Agreement, which may result in an event of default. Our ability to comply with these covenants may be adversely affected by events beyond our control. For example, the Loan Agreement contains certain financial covenants relating to sales and, as a result of the ongoing COVID-19 pandemic and its effect on our sales activities, among other factors, we may not be able to satisfy such covenants in the future. Because our Triferic sales would not have met the threshold required at the September 30, 2021 measurement date, we entered into an amendment to our Loan Agreement through which we were able to cure the potential default in exchange for our payment of an aggregate principal amount of $7.5 million in ten consecutive equal monthly installments commencing on December 31, 2021.
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

We may fail to qualify for continued listing on Nasdaq, which could make it more difficult for our stockholders to sell their shares.

Our common stock, par value $0.0001 per share (the “Common Stock”) is listed on The Nasdaq Global Market and therefore we are required to satisfy the continued listing requirements of Nasdaq for inclusion in the Global Market to maintain such listing, including, among other things, the maintenance of a minimum closing bid price of $1.00 per share and either (i) a market value of listed securities of at least $50 million, (ii) stockholders’ equity of at least $10 million or (iii) total assets and total revenue in the most recent fiscal year (or two of the three most recent fiscal years) of at least $50 million. On June 11, 2021, we received a notice from Nasdaq that we were not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5450(a)(1) for continued listing on The Nasdaq Global Market. Nasdaq Listing Rule 5450(a)(1) requires listed securities maintain a minimum closing bid price of $1.00 per share, and Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum closing bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. The notification of noncompliance had no immediate effect on the listing or trading of our Common Stock on the Global Market and we have 180 days, or until December 8, 2021, to achieve compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of 10 consecutive business days at any time prior to December 8, 2021.
In the event that we do not regain compliance with the Nasdaq’s Listing Rules prior to the expiration of the grace period or fail to obtain an extension of time to regain compliance, we expect to receive written notification that our Common Stock is subject to delisting. If we receive such a delisting notification, we may either apply for listing on The Nasdaq Capital Market, provided we meet the continued listing requirements of that market, or appeal the decision to a Nasdaq Hearings Panel. In the event of an appeal, our Common Stock would remain listed on The Nasdaq Global Market pending a decision by the panel following the hearing. There can be no assurance that we will be able to regain compliance with the continued listing requirements. If our Common Stock is delisted by Nasdaq, we could face significant material adverse consequences, including:

•a limited availability of market quotations for our Common Stock;
•reduced liquidity with respect to our Common Stock;
•a determination that our shares are “penny stock,” which will require brokers trading in our shares to adhere to more stringent shares, and which may limit demand for our Common Stock among certain investors;
•a limited amount of news and analyst coverage for our company; and
•a decreased ability to issue additional securities or obtain additional financing in the future.

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

10.1
First Amendment to the Loan and Security Agreement, dated September 24, 2021, by and among the Company, Innovatus Life Sciences Lending Fund I, LP and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 30, 2021).

10.2 +	Second Amendment to the Exclusive Distribution Agreement entered into as of March 16, 2020 between the Company and Baxter Healthcare Corporation (filed herewith).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1**	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Database

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (included as Exhibit 101)

*	Filed herewith
**	Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act
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

ROCKWELL MEDICAL, INC.
(Registrant)

Date: November 15, 2021	/s/ Russell Ellison
Russell Ellison Chief Executive Officer (Principal Executive Officer)

Date: November 15, 2021	/s/ Russell Skibsted
Russell Skibsted Chief Financial Officer (Principal Financial Officer)