Form 10-Q
period 2022-03-31
ROCKWELL MEDICAL, INC.
filed 2022-05-16
CIK 1041024

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☒
  No
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Common Stock, par value $0.0001	RMTI	Nasdaq Capital Market
The number of shares of common stock outstanding as of May 13, 2022 was 8,532,478.

Rockwell Medical, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars In Thousands)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Cash and Cash Equivalents	$9,914	$13,280
Investments Available-for-Sale	—	9,158
Accounts Receivable, net	7,121	5,913
Inventory, net	5,531	4,076
Prepaid and Other Current Assets	2,231	2,861
Total Current Assets	24,797	35,288
Property and Equipment, net	2,377	2,486
Inventory, Non-Current	1,523	1,523
Right of Use Assets, net	7,200	7,737
Goodwill	921	921
Other Non-Current Assets	618	619
Total Assets	$37,436	$48,574
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Accounts Payable	$4,224	$3,739
Accrued Liabilities	4,373	5,090
Lease Liability - Current	1,983	2,004
Deferred License Revenue - Current	2,163	2,171
Term Loan - Net of Issuance Costs	6,631	7,381
Insurance Financing Note Payable	—	437
Customer Deposits	221	144
Total Current Liabilities	19,595	20,966

Lease Liability - Long-Term	5,400	5,887
Term Loan, Net of Issuance Costs	11,778	13,186
Deferred License Revenue - Long-Term	5,456	5,986
Long Term Liability - Other	14	14
Total Liabilities	42,243	46,039

Stockholders’ (Deficit) Equity:
Preferred Stock, $0.0001 par value, 2,000,000 shares authorized; no shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common Stock, $0.0001 par value; 170,000,000 shares authorized; 8,544,225 shares issued and outstanding at March 31, 2022 and December 31, 2021	1	1
Additional Paid-in Capital	372,383	372,562
Accumulated Deficit	(377,242)	(370,080)
Accumulated Other Comprehensive Income	51	52
Total Stockholders’ (Deficit) Equity	(4,807)	2,535
Total Liabilities and Stockholders’ Equity	$37,436	$48,574
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Shares and Per Share Amounts)

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021

Net Sales	$16,124	$15,473
Cost of Sales	16,910	15,072
Gross (Loss) Profit	(786)	401
Research and Product Development	1,567	1,809
Selling and Marketing	455	1,851
General and Administrative	3,818	3,923
Operating Loss	(6,626)	(7,182)

Other (Expense) Income
Realized Gain on Investments	4	—
Interest Expense	(540)	(581)
Interest Income	—	11
Total Other Expense	(536)	(570)

Net Loss	$(7,162)	$(7,752)

Basic and Diluted Net Loss per Share	$(0.84)	$(0.91)
Basic and Diluted Weighted Average Shares Outstanding	8,544,225	8,508,278
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands)

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021

Net Loss	$(7,162)	$(7,752)
Unrealized Gain (Loss) on Available-for-Sale Debt Instrument Investments	—	(7)
Foreign Currency Translation Adjustments	(1)	3
Comprehensive Loss	$(7,163)	$(7,756)
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in Thousands)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS' (DEFICIT)
	SHARES	AMOUNT
Balance as of January 1, 2022	8,544,225	$1	$372,562	$(370,080)	$52	$2,535
Net Loss	—	—	—	(7,162)	—	(7,162)
Foreign Currency Translation Adjustments	—	—	—	—	(1)	(1)
Stock-based Compensation	—	—	(179)	—	—	(179)
Balance as of March 31, 2022	8,544,225	$1	$372,383	$(377,242)	$51	$(4,807)

    The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in Thousands)

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS' EQUITY
	SHARES	AMOUNT
Balance as of January 1, 2021	8,506,651	$1	$371,518	$(337,406)	$57	$34,170
Net Loss	—	—	—	(7,752)	—	(7,752)
Unrealized Loss on Available-for-Sale Investments	—	—	—	—	(7)	(7)
Foreign Currency Translation Adjustments	—	—	—	—	3	3
Stock-based Compensation	2,396	—	(236)	—	—	(236)
Balance as of March 31, 2021	8,509,047	$1	$371,282	$(345,158)	$53	$26,178
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
For the three months ended March 31, 2022 and 2021

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Cash Flows From Operating Activities:
Net Loss	$(7,162)	$(7,752)
Adjustments To Reconcile Net Loss To Net Cash Used In Operating Activities:
Depreciation and Amortization	138	202
Stock-based Compensation	(179)	(236)
Increase in Inventory Reserves	—	71
Amortization of Right of Use Asset	520	412
Amortization of Debt Financing Costs and Accretion of Debt Discount	92	92
Loss on Disposal of Assets	—	6
Realized Gain on Sale of Investments Available-for-Sale	(4)	—
Foreign Currency Translation Adjustment	(1)	3
Changes in Assets and Liabilities:
Increase in Accounts Receivable, net	(1,208)	(2,426)
Increase in Inventory	(1,455)	(424)
Decrease in Prepaid and Other Assets	630	317
Increase (Decrease) in Accounts Payable	485	(848)
Decrease in Lease Liability	(490)	(410)
Decrease in Other Liabilities	(640)	(958)
Decrease in Deferred License Revenue	(538)	(544)
Changes in Assets and Liabilities	(3,216)	(5,293)
Cash Used In Operating Activities	(9,812)	(12,495)
Cash Flows From Investing Activities:
Purchase of Investments Available-for-Sale	(2,810)	(7,212)
Sale of Investments Available-for-Sale	11,972	6,738
Purchase of Equipment	(29)	(38)
Cash Provided By (Used In) Investing Activities	9,133	(512)
Cash Flows From Financing Activities:
Payments on Debt	(2,250)	—
Payments on Short Term Note Payable	(437)	—
Cash Used In Financing Activities	(2,687)	—

Decrease in Cash and Cash Equivalents	(3,366)	(13,007)
Cash and Cash Equivalents at Beginning of Period	13,280	48,682
Cash and Cash Equivalents at End of Period	$9,914	$35,675

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$461	$485
Supplemental Disclosure of Noncash Investing and Financing Activities:
Change in Unrealized Loss on Marketable Securities Available-for-Sale	$—	$(7)
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.  Description of Business

Rockwell Medical, Inc. ("Rockwell Medical," "Rockwell", or the "Company") is a commercial-stage, biopharmaceutical company developing and commercializing our next-generation parenteral iron technology platform, ferric pyrophosphate citrate (“FPC”), which we believe has significant potential to lead to transformative treatments for iron deficiency in multiple disease states, that we believe could reduce healthcare costs and improve patients’ lives. We are also one of the two major suppliers of life saving hemodialysis concentrate products to kidney dialysis clinics in the United States.

We have two novel, FDA approved therapies, Triferic and Triferic AVNU, which are the first two products developed from our FPC platform. We market both products to kidney dialysis centers for their patients receiving dialysis. In late 2021, we filed an IND with the United States Food and Drug Administration ("FDA") with the goal to advance our FPC platform strategy by conducting a Phase II trial for the treatment of iron deficiency anemia in patients outside of dialysis, who are receiving intravenous ("IV") medications in the home infusion setting. The trend toward providing medical care, including the delivery of infused medications, at home make the home infusion market a rapidly growing area of healthcare. We believe the home infusion setting is a natural path for expansion of our platform as many of the patients suffer from diseases associated with iron deficiency and anemia. In our R&D pipeline, we are also investigating FPC’s impact in the treatment of hospitalized patients with acute heart failure.

We are the second largest supplier of hemodialysis concentrates in the United States, with a reputation for excellent service, quality, and reliability. We believe this reputation, which is based on over 25 years of service to kidney dialysis centers, combined with about $60 million in annual revenue, approximately 300 dedicated employees, expertise in manufacturing and logistics and the added expertise in pharmaceutical development and commercialization brought to the Company by recent additions to our management team, gives us a solid foundation on which to grow.
2.  Liquidity and Going Concern Considerations
Since inception, the Company has incurred significant net losses and has funded its operations primarily through revenue from commercial products, proceeds from the issuance of debt and equity securities and payments from partnerships. At March 31, 2022, Rockwell had an accumulated deficit of approximately $377.2 million and a stockholders' deficit of $4.8 million. As of March 31, 2022, Rockwell had approximately $9.9 million of cash and cash equivalents and working capital of $5.2 million. Net cash used in operating activities for the three months ended March 31, 2022 was approximately $9.8 million.
The Company has experienced significant inflationary pressures in its dialysis concentrates business, particularly within the last six months, which have resulted in an accelerated operating loss associated with this business line. These factors raise substantial doubt about the Company’s ability to continue as a going concern and depend, in part, on the degree of success in the Company's ability to address inflationary pressures affecting the concentrates business, as well as the Company’s ability to contain costs, raise additional working capital and remain in compliance with financial and operating covenants under the Company’s secured loan. Managements plans are described below.
On April 6, 2022, the Company entered into an amendment to one of its supply agreements to restructure the supply relationship, which management expects to result in improved financial performance of the Company's concentrate business. The Company also entered into an equity investment agreement with one of the contracting parties for an investment of up to $15 million in two tranches of $7.5 million each. The first tranche of $7.5 million was funded on April 7, 2022. The second $7.5 million tranche is to be funded subject to the Company raising $15 million in additional capital by June 30, 2022.
On April 8, 2022, the Company entered into a sales agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (the “Agent”), pursuant to which the Company may offer and sell from time to time up to $12,200,000 of shares of Company’s common stock through the Agent. The offering and sale of such shares has been registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-259923) (the “Registration Statement”), which was originally filed with the Securities and Exchange Commission (“SEC”) on September 30, 2021 and declared effective by the SEC on October 8, 2021, the base prospectus contained within the Registration Statement, and a prospectus supplement that was filed with the SEC on April 8, 2022.
The Company has started to implement cost cutting measures as noted in previous filings focusing mainly within sales and marketing. The Company expects it will require additional capital to sustain its operations and make the investments it

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
needs to execute its strategic plan in developing FPC for iron deficiency anemia in patients undergoing home infusion and for progressing our pipeline development program of new indications for our FPC platform. If the Company is unable to generate sufficient cash flows from operations as described above or obtain additional equity or debt financing, the Company intends to implement further cost cutting measure which may include headcount reduction across multiple areas and reductions in general and administrative expenses. Based on these plans, Management believes the substantial doubt about the Company’s ability to continue as a going concern has been alleviated. If the Company attempts to obtain additional debt or equity financing, the Company cannot assume that such financing will be available on favorable terms, if at all.
Currently, because the Company's public float is less than $75 million, we are subject to the baby shelf limitations under our current registration statement on Form S-3, which limit the amount we may offer under our Form S-3. This could limit our ability to raise capital under this registration statement.

As previously reported, on June 11, 2021, the Company received written notice (the "Notification Letter") from the Nasdaq Stock Market ("Nasdaq") notifying the Company that it is not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5450(a)(1) for continued listing on the Nasdaq Global Market. Nasdaq Listing Rule 5450(a)(1) requires listed securities maintain a minimum closing bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum closing bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. Based on the closing bid price of the Company's common stock for the 30 consecutive business days prior to the date of the Notification Letter, the Company did not meet the minimum closing bid price requirement. The Notification Letter provided for 180 calendar days, or until December 8, 2021, for the Company to regain compliance with Nasdaq Listing Rule 5450(a)(1). To regain compliance, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of 10 consecutive business days at any time prior to December 8, 2021. The Company was not able to meet the minimum compliance requirements set forth by Nasdaq by December 8, 2021.

On December 9, 2021, the Company received a written notice from Nasdaq indicating that the Company’s application to transfer its listing venue from The Nasdaq Global Market to The Nasdaq Capital Market for its common stock had been approved. The Company’s common stock commenced trading on The Nasdaq Capital Market at the opening of business on December 10, 2021 under the symbol “RMTI.”

Also on December 9, 2021, the Company received written notice that Nasdaq has determined the Company is eligible for an additional 180-day extension, or until June 6, 2022, to regain compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market. To regain compliance, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of 10 consecutive business days at any time prior to June 6, 2022. On May 13, 2022, the Company effected a reverse stock split in order to regain compliance with the minimum bid price requirement (see Note 3 for further detail).

In addition, the Company is subject to certain covenants and cure provisions under its Loan Agreement with Innovatus. As of the date of this report, the Company believes it will either be able to satisfy such covenants or, in the event of a breached covenant, exercise cure provisions to avoid an event of default. If Rockwell is unable to avoid an event of default, any required repayments could have an adverse effect on its liquidity (See Note 14 for further detail).

The COVID-19 pandemic and resulting global disruptions, particularly in the supply chain and labor market, among other areas, have adversely affected our business and operations, including, but not limited to, our sales and marketing efforts and our research and development activities, our plant and transportation operations and the operations of third parties upon whom we rely. Further, any vaccine hesitancy among our labor force could disrupt our business if workers become ill or need to quarantine due to illness or exposure to the virus. The Company's international business development activities may also continue to be negatively impacted by COVID-19.

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

The condensed consolidated balance sheet at March 31, 2022, condensed consolidated statements of operations for the three months ended March 31, 2022 and 2021, condensed consolidated statements of comprehensive loss for the three months ended March 31, 2022 and 2021, condensed consolidated statement of changes in stockholders' equity for the three months ended March 31, 2022 and 2021, and condensed consolidated statements of cash flows for the three months ended March 31, 2022 and 2021 are unaudited, but include all adjustments, consisting of normal recurring adjustments, the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three months ended March 31, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022 or for any future interim period. The condensed consolidated balance sheet at December 31, 2021 has been derived from audited financial statements, however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2021 and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as filed with the SEC on April 8, 2022. The Company’s consolidated subsidiaries consisted of its wholly-owned subsidiaries, Rockwell Transportation, Inc. and Rockwell Medical India Private Limited.

The accompanying condensed consolidated interim financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.
Reverse Stock Split
On May 9, 2022, the stockholders of the Company authorized our Board of Directors to effect a reverse stock split of all outstanding shares of common stock. The Board of Directors subsequently approved the implementation of a reverse stock split as a ratio of one-for-eleven shares, which became effective on May 13, 2022. The Company’s outstanding stock options were also adjusted to reflect the one-for-eleven reverse stock split of the Company’s common stock. Outstanding stock options were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased. The reverse stock split resulted in an adjustment to the Series X convertible preferred stock conversion prices to reflect a proportional decrease in the number of shares of common stock to be issued upon conversion. All share and per share data in these condensed consolidated financial statements and related notes hereto have been retroactively adjusted to the account for the effect of the reverse stock split for the three month periods ended March 31, 2022 and 2021, respectively, and the balance sheet at March 31, 2022 and December 31, 2021.
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

	As of March 31,
	2022	2021
Options to purchase common stock	511,117	558,417
Unvested restricted stock awards	891	7,118
Unvested restricted stock units	28,067	21,611
Warrants to purchase common stock	2,402,442	2,402,442
Total	2,942,517	2,989,588
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

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
Disaggregation of revenue
Revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

In thousands of U.S. dollars ($)	Three Months Ended March 31, 2022
Products By Geographic Area	Total	U.S.	Rest of World
Drug Revenues
Product Sales – Point-in-time	$159	$159	$—
License Fee – Over time	62	—	62
Total Drug Products	221	159	62
Concentrate Products
Product Sales – Point-in-time	15,427	13,810	1,617
License Fee – Over time	476	476	—
Total Concentrate Products	15,903	14,286	1,617
Net Revenue	$16,124	$14,445	$1,679

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In thousands of U.S. dollars ($)	Three Months Ended March 31, 2021
Products By Geographic Area	Total	U.S.	Rest of World
Drug Revenues
Product Sales – Point-in-time	$225	$225	$—
License Fee – Over time	58	—	58
Total Drug Products	283	225	58
Concentrate Products
Product Sales – Point-in-time	14,705	13,201	1,504
License Fee – Over time	485	485	—
Total Concentrate Products	15,190	13,686	1,504
Net Revenue	$15,473	$13,911	$1,562
Contract balances
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

In thousands of U.S. dollars ($)	March 31, 2022	December 31, 2021
Receivables, which are included in "Trade and other receivables"	$7,121	$5,913
Contract liabilities	$7,619	$8,157
There were no impairment losses recognized related to any receivables arising from the Company’s contracts with customers for the three months ended March 31, 2022 and 2021.
For the three months ended March 31, 2022 and March 31, 2021, the Company did not recognize any material bad-debt expense. There were no material contract assets recorded on the condensed consolidated balance sheet as of March 31, 2022 and December 31, 2021.  The Company does not generally accept returns of its concentrate products and no material reserve for returns of concentrate products was established as of March 31, 2022 or December 31, 2021.
The contract liabilities primarily relate to upfront payments and consideration received from customers that are received in advance of the customer assuming control of the related products
Transaction price allocated to remaining performance obligations
For the three months ended March 31, 2022, revenue recognized from performance obligations related to prior periods was not material.
Revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, contracts where revenue is recognized as invoiced and contracts with variable consideration related to undelivered performance obligations, totaled $7.6 million as of March 31, 2022. The amount relates primarily to upfront payments and consideration received from customers that are received in advance of the customer assuming control of the related products. The Company applies the practical expedient in paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less. The Baxter Agreement includes minimum commitments of product sales over the duration of the agreement. Unfulfilled minimum commitments related to the Baxter Agreement are product sales of $4.8 million as of March 31, 2022, which is amortized ratably through expiration of the Baxter Agreement on October 2, 2024.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
5.  Investments - Available-for-Sale
As of March 31, 2022, all investment available-for-sale securities have been liquidated.
Investments available-for-sale consisted of the following as of December 31, 2021 (table in thousands):

	December 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Accrued Interest	Fair Value
Available-for-Sale Securities
Bonds	$9,143	$1	$—	$14	$9,158
The fair value of investments available-for-sale are determined using quoted market prices from daily exchange-traded markets based on the closing price as of the balance sheet date and are classified as a Level 1 measurement under ASC 820 Fair Value Measurements.
As of December 31, 2021, the amortized cost and estimated fair value of our available-for-sale securities were due within one year.
6.  Inventory
Components of inventory, net of reserves, as of March 31, 2022 and December 31, 2021 are as follows (table in thousands):

	March 31, 2022	December 31, 2021
Raw Materials	$4,312	$3,434
Work in Process	408	201
Finished Goods	2,334	1,964
Total	$7,054	$5,599
As of March 31, 2022, the Company classified $1.5 million of inventory as non-current, all of which was related to Triferic or the active pharmaceutical ingredient and raw materials for Triferic. As of March 31, 2022, the total Triferic inventory net of reserve was $1.6 million.
The $1.6 million net value of Triferic inventory consisted of $0.3 million of Triferic (dialysate) finished goods with expiration dates ranging from July 2022 to December 2023, $0.4 million of Triferic API with an estimated useful life extending through 2023, and $0.9 million of raw materials for Triferic with an estimated useful life of 25 years.
7.  Property and Equipment
As of March 31, 2022 and December 31, 2021, the Company’s property and equipment consisted of the following (table in thousands):

	March 31, 2022	December 31, 2021
Leasehold Improvements	$1,204	$1,204
Machinery and Equipment	5,867	5,864
Information Technology & Office Equipment	1,845	1,845
Laboratory Equipment	660	676
	9,576	9,589
Accumulated Depreciation	(7,199)	(7,103)
Property and Equipment, net	$2,377	$2,486

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Depreciation expense for three months ended March 31, 2022 and 2021 was $0.1 million and $0.2 million, respectively.
8.  Accrued Liabilities
Accrued liabilities as of March 31, 2022 and December 31, 2021 consisted of the following (table in thousands):

	March 31, 2022	December 31, 2021
Accrued Research & Development Expense	$338	$366
Accrued Compensation and Benefits	1,158	1,791
Accrued Unvouchered Receipts	537	796
Accrued Workers Compensation	458	382
Other Accrued Liabilities	1,882	1,755
Total Accrued Liabilities	$4,373	$5,090
9.  Deferred Revenue
In October 2014, the Company entered into the Baxter Agreement, which has a term of 10 years and received an upfront fee of $20 million. The upfront fee was recorded as deferred revenue and is being recognized based on the proportion of product shipments to Baxter in each period, compared with total expected sales volume over the term of the Distribution Agreement. The Company recognized revenue of approximately $0.5 million for each of the three months ended March 31, 2022 and 2021. Deferred revenue related to the Baxter Agreement totaled $4.8 million as of March 31, 2022 and $5.2 million as of December 31, 2021.
In 2016, the Company entered into a distribution agreement with Wanbang (the "Wanbang Agreement") and received an upfront fee of $4.0 million. The upfront fee was recorded as deferred revenue and is being recognized as revenue based on the agreement term. The Company recognized revenue of approximately $0.1 million during each of the three months ended March 31, 2022 and 2021. Deferred revenue related to the Wanbang Agreement totaled $2.5 million as of March 31, 2022 and December 31, 2021.

In January 2020, the Company entered into license and supply agreements with Sun Pharma (the "Sun Pharma Agreements"), for the rights to commercialize Triferic (dialysate) (ferric pyrophosphate citrate) in India. Under the terms of the Sun Pharma Agreements, Sun Pharma will be the exclusive development and commercialization partner for Triferic (dialysate) in India, and the Company will supply the product to Sun Pharma. In consideration for the license, the Company received an upfront fee of $0.1 million, and will be eligible for milestone payments and royalties on net sales. A Joint Alliance Committee, comprised of members from the Company and Sun Pharma, will guide the development and execution for Triferic (dialysate) in India. Sun Pharma will be responsible for all clinical and regulatory approval, as well as commercialization activities. The upfront fee was recorded as deferred revenue and is being recognized as revenue based on the agreement term. The Company recognized revenue of approximately $2,500 for each of the three months ended March 31, 2022 and 2021. Deferred revenue related to the Sun Pharma Agreement totaled $77,500 and $80,000 as of March 31, 2022 and December 31, 2021, respectively.

In September 2020, the Company entered into a license and supply agreements with Jeil Pharma (the "Jeil Pharma Agreements"), for the rights to commercialize Triferic (dialysate) (ferric pyrophosphate citrate) in South Korea. Under the terms of the Jeil Pharma Agreements, Jeil Pharma will be the exclusive development and commercialization partner for Triferic (dialysate) in South Korea, and the Company will supply the product to Jeil Pharma. In consideration for the license, the Company received an upfront fee of $0.2 million, and will be eligible for milestone payments and royalties on net sales. A Joint Alliance Committee, comprised of members from the Company and Jeil Pharma, will guide the development and execution for Triferic (dialysate) in South Korea. Jeil Pharma will be responsible for all clinical and regulatory approval, as well as commercialization activities. The upfront fee was recorded as deferred revenue and is being recognized as revenue based on the agreement term. The Company recognized revenue of $2,500 for each of the three months ended March 31, 2022 and 2021. Deferred revenue related to the Jeil Pharma Agreement totaled approximately $0.2 million as of March 31, 2022 and December 31, 2021.

In June 2021, the Company entered into license and supply agreements with Drogsan Pharma (the "Drogsan Agreements"), for the rights to commercialize Triferic (dialysate) and Triferic AVNU in Turkey. Under the terms of the

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Drogsan Agreements, Drogsan Pharma will be the exclusive commercialization partner for Triferic (dialysate) and Triferic AVNU in Turkey. In consideration for the license, the Company received an upfront fee of $0.15 million, and will be eligible for milestone payment and royalties on net sales. A Joint Alliance Committee, comprised of members from the Company and Drogsan Pharma, will guide the execution for Triferic (dialysate) and Triferic AVNU in Turkey. Drogsan Pharma will be responsible for all regulatory approval and commercialization activities, and the Company will supply the product to Drogsan Pharma for Turkey. The upfront fee will be recorded as deferred revenue and will be recognized as revenue based on the agreement term. The Company recognized revenue of $3,750 and nil for the three months ended March 31, 2022 and 2021, respectively. Deferred revenue related to the Drogsan Agreements totaled approximately $0.14 million as of March 31, 2022 and December 31, 2021.
10.  Stockholders’ Equity

Preferred Stock
On April 6, 2022, the Company and DaVita Inc. ("DaVita") entered into a Securities Purchase Agreement (the "SPA"), pursuant to which the Company will issue up to $15 million of preferred stock to DaVita. On April 6, 2022, the Company issued 7,500 shares of a newly designated series of preferred stock, which is designated “Series X Convertible Preferred Stock” (the "Series X Preferred Stock") for gross proceeds of $7.5 million. The Company will issue an additional 7,500 shares of Series X Preferred Stock to DaVita in a second closing (the "Second Tranche") for an additional $7.5 million if the Company raises $15 million in additional capital by June 30, 2022.

The Series X Preferred Stock will be issued for a price $1,000 per share (the "Face Amount"), subject to accretion at a rate of 1% per annum, compounded annually. If the Company’s common stock trades above $22.00 for a period of 30 calendar days, the accretion will thereafter cease.

The Series X Convertible Preferred Stock is convertible to common stock at rate equal to the Face Amount, divided by a conversion price of $11.00 per share (subject to adjustment for stock splits, reverse stock splits and similar recapitalization events). As a result, each share of Series X Preferred Stock will initially convert into approximately 91 shares of common stock. DaVita’s right to convert to common stock is subject to a beneficial ownership limitation, which is initially set at 9.9% of the outstanding common stock, which limitation may be reset (not to exceed 19.9%) at DaVita’s option and upon providing prior written notice to the Company. The shares issued in the Second Tranche will have a lower conversion price if the Company raises capital through the issuance of convertible preferred stock prior to the closing of the Second Tranche and the conversion price of the securities sold in such preferred stock offerings is below $11.00 per share. In addition, any debt financing is limited by the terms of our Securities Purchase Agreement with DaVita. Specifically, until DaVita owns less than 50% of its investment, the Company may only incur additional debt in the form of a purchase money loan, a working capital line of up to $5 million or to refinance existing debt, unless DaVita consents.
As of March 31, 2022 and December 31, 2021, there were 2,000,000 shares of preferred stock, $0.0001 par value per share, authorized and no shares of preferred stock issued and outstanding.
Common Stock
As of March 31, 2022 and December 31, 2021, there were 170,000,000 shares of common stock, $0.0001 par value per share, authorized and 8,544,225 and 8,544,225 shares issued and outstanding, respectively.
11.  Stock-Based Compensation
The Company recognized total stock-based compensation expense during the three months ended March 31, 2022 and 2021 as follows (table in thousands):

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Service-based awards:
Restricted stock units	$12	$104
Stock option awards	200	391
	212	495
Performance-based awards:
Restricted stock awards	(391)	(391)
Stock option awards	—	(340)
	(391)	(731)
Total	$(179)	$(236)
Restricted Stock
A summary of the Company’s restricted stock awards during the three months ended March 31, 2022 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2022	7,118	$62.70
Forfeited	(6,227)	$62.70
Unvested at March 31, 2022	891	$62.70
A summary of the Company’s restricted stock awards during the three months ended March 31, 2021 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2021	13,345	$62.70
Forfeited	(6,227)	$62.70
Unvested at March 31, 2021	7,118	$62.70
The fair value of restricted stock awards are measured based on their fair value on the date of grant and amortized over the vesting period of 20 months. As of March 31, 2022, unvested restricted stock awards of 891 were related to performance-based awards. The forfeited performance-based restricted stock awards of 6,227 was due to the resignation of the Company's Chief Development Officer on March 25, 2022. These forfeited awards reduced stock-based compensation expense by $0.4 million.
Service-Based Restricted Stock Units
A summary of the Company’s service-based restricted stock units during the three months ended March 31, 2022 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2022	29,289	$12.87
Forfeited	(1,223)	52.91
Unvested at March 31, 2022	28,066	$11.11

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

A summary of the Company’s service-based restricted stock units during the three months ended March 31, 2021 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2021	24,136	$28.60
Granted	914	22.99
Vested	(1,042)	52.91
Forfeited	(2,396)	27.50
Unvested at March 31, 2021	21,612	$27.39
The fair value of service based restricted stock units are measured based on their fair value on the date of grant and amortized over the vesting period. The vesting periods range from 1 to 3 years. Stock-based compensation expense of $12,000 and $104,000 was recognized for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, the unrecognized stock-based compensation expense was $0.1 million, which is expected to be recognized over an estimated weighted average remaining term of less than 1 year.
Service-Based Stock Options
The fair value of the service-based stock options granted for the three months ended March 31, 2022 were based on the following assumptions:

March 31, 2022
Exercise price	$4.12
Expected stock price volatility	76.2%
Risk-free interest rate	1.98%
Term (years)	6.5
A summary of the Company’s service-based stock option activity for the three months ended March 31, 2022 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2022	528,591	$32.01	7.5	$—
Granted	909	4.07	9.9	—
Forfeited	(14,839)	17.49	—	—
Expired	(3,545)	85.36	—	—
Outstanding at March 31, 2022	511,116	$32.01	7.0	$1

Exercisable at March 31, 2022	236,720	$52.14	5.0	$—

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
A summary of the Company’s service-based stock option activity for the three months ended March 31, 2021 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2021	519,814	$50.05	6.6	$—
Granted	7,672	17.60	6.0	—
Forfeited	(16,721)	27.39	—	—
Expired	(20,530)	84.26	—	—
Outstanding at March 31, 2021	490,235	$48.95	6.1	$—

Exercisable at March 31, 2021	251,180	$73.48	3.2	$—
The aggregate intrinsic value in the table above is calculated as the difference between the closing price of the Company's common stock and the exercise price of the stock options that had strike prices below the closing price.
During the three months ended March 31, 2022, the Company granted stock options to purchase up to 909 shares of common stock to certain employees. During the three months ended March 31, 2022, 14,839 shares were forfeited and 3,545 shares expired. Forfeitures are recorded in the period of occurrence; compensation expense is adjusted accordingly.
Stock-based compensation expense recognized for service-based stock options was $0.2 million and $0.4 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, total stock-based compensation expense related to unvested options not yet recognized totaled approximately $1.0 million, which is expected to be recognized over an estimated weighted average remaining term of 3.1 years.

12.  Licensing Agreements
Product License Agreements
The Company is a party to a Licensing Agreement between the Company and Charak, LLC ("Charak") dated January 7, 2002 (the "2002 Agreement") that grants the Company exclusive worldwide rights to certain patents and information related to our Triferic® product. On October 7, 2018, the Company entered into a Master Services and IP Agreement (the “Charak MSA”) with Charak and Dr. Ajay Gupta, a former Officer of the Company. Pursuant to the MSA, the parties entered into three additional agreements described below related to the license of certain soluble ferric pyrophosphate (“SFP”) intellectual property owned by Charak. As of March 31, 2022, the Company has accrued $86,400 relating to certain IP reimbursement expenses and certain sublicense royalty fees and is included within accrued liabilities on the condensed consolidated balance sheet.
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

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
The potential milestone payments are not yet considered probable, and no milestone payments have been accrued at March 31, 2022.
13.  Leases
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
At March 31, 2022, the Company had operating and finance lease liabilities of $7.4 million and right-of-use assets of $7.2 million, which are included in the consolidated balance sheet.
At December 31, 2021, the Company had operating lease liabilities of $7.9 million and right-of-use assets of $7.7 million, which are included in the consolidated balance sheet.
The following summarizes quantitative information about the Company’s operating leases (table in thousands):

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Operating leases
Operating lease cost	$449	$419
Variable lease cost	95	102
Operating lease expense	544	521
Finance leases
Amortization of right-of-use assets	141	45
Interest on lease obligations	47	13
Finance lease expense	188	58
Short-term lease rent expense	4	4
Total rent expense	$736	$583

Other information
Operating cash flows from operating leases	$464	$425
Operating cash flows from finance leases	$47	$13
Financing cash flows from finance leases	$118	$37
Right of use assets exchanged for operating lease liabilities	$—	$1,896
Right of use assets exchanged for finance lease liabilities	$—	$460
Weighted-average remaining lease term – operating leases	3.4	3.6
Weighted-average remaining lease term – finance leases	5.2	5.4
Weighted-average discount rate – operating leases	6.3%	6.3%
Weighted-average discount rate – finance leases	6.4%	5.4%
Future minimum rental payments under operating lease agreements are as follows (in thousands):

	Operating	Finance
Year ending December 31, 2022 (remaining)	$1,307	$495
Year ending December 31, 2023	1,456	669
Year ending December 31, 2024	1,114	672
Year ending December 31, 2025	637	676
Year ending December 31, 2026	260	666
Remaining future payments	121	311
Total	$4,895	$3,489
Less present value discount	(485)	(516)
Operating and finance lease liabilities	$4,410	$2,973
14. Loan and Security Agreement

On March 16, 2020, the Company and Rockwell Transportation, Inc., as Borrowers, entered into a Loan and Security Agreement (the "Loan Agreement") with Innovatus Life Sciences Lending Fund I, LP ("Innovatus"), as collateral agent and the lenders party thereto, pursuant to which Innovatus, as a lender, agreed to make certain term loans to the Company in the aggregate principal amount of up to $35.0 million (the "Term Loans"). Funding of the first $22.5 million tranche was completed on March 16, 2020. The Company is no longer eligible to draw on a second tranche of $5.0 million, which was tied to the achievement of certain milestones by a specific date. The Company may be eligible to draw on a third tranche of $7.5 million

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
upon the achievement of certain additional milestones, including the achievement of certain Triferic sales thresholds. Net draw down proceeds were $21.2 million with closing costs of $1.3 million.
In connection with each funding of the Term Loans, the Company is required to issue to Innovatus a warrant (the “Warrants”) to purchase a number of shares of the Company’s common stock equal to 3.5% of the principal amount of the relevant Term Loan funded divided by the exercise price, which will be based on the lower of (i) the volume weighted average closing price of the Company’s stock for the 5-trading day period ending on the last trading day immediately preceding the execution of the Loan Agreement or (ii) the closing price on the last trading day immediately preceding the execution of the Loan Agreement (or for the second and third tranches only at the lower of (i) $18.15 per share or (ii) the volume weighted average closing price of the Company’s stock for the 5-trading day period ending on the last trading day immediately preceding the relevant Term Loan funding). The Warrants may be exercised on a cashless basis and are immediately exercisable through the seventh anniversary of the applicable funding date. The number of shares of common stock for which each Warrant is exercisable and the associated exercise price are subject to certain proportional adjustments as set forth in such Warrant. In connection with the first tranche of the Term Loans, the Company issued a Warrant to Innovatus, exercisable for an aggregate of 43,388 shares of the Company’s common stock at an exercise price of $18.15 per share. The Company evaluated the warrant under ASC 470, Debt, and recognized an additional debt discount of approximately $0.5 million based on the relative fair value of the base instruments and warrants. The Company calculated the fair value of the warrant using the Black-Scholes model.

The Company is entitled to make interest-only payments for thirty months, or up to thirty-six months if certain conditions are met. The Term Loans will mature on March 16, 2025, and will bear interest at the greater of (i) Prime Rate (as defined in the Loan Agreement) and (ii) 4.75%, plus 4.00% with an initial interest rate of 8.75% per annum and an effective interest rate of 10.9%. The Company has the option, under certain circumstances, to add 1.00% of such interest rate amount to the then outstanding principal balance in lieu of paying such amount in cash. For the three months ended March 31, 2022 and 2021, interest expense amounted to $0.4 million and $0.6 million, respectively.

The Loan Agreement is secured by all assets of the Company and Rockwell Transportation, Inc. Proceeds are used for working capital purposes. The Loan Agreement contains customary representations and warranties and covenants, subject to customary carve outs, and includes financial covenants related to liquidity and trailing twelve months sales of Triferic, with the latter beginning with the period ending December 31, 2020. The Company cannot assure you that we can maintain compliance with the covenants under our Loan Agreement, which may result in an event of default. The Company's ability to comply with these covenants may be adversely affected by events beyond its control. For example, the Loan Agreement contains certain financial covenants relating to sales and, as a result of the ongoing COVID-19 pandemic and its effect on the Company's sales activities, among other factors, the Company may not be able to satisfy such covenants in the future. If the Company is unable to comply with the covenants under the Loan Agreement, it would pursue all available cure options in order to regain compliance. However, the Company may not be able to mutually agree with Innovatus on appropriate remedies to cure a future breach of a covenant, which could give rise to an event of default. If the Company is unable to avoid an event of default, any required repayments could have an adverse effect on its liquidity.

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

On March 31, 2022, the Collateral Agent and Lenders consented to the delivery to Collateral Agent and Lenders of its annual audited financial statements for the fiscal year 2021 by April 15, 2022 as opposed to within 90 days of December 31, 2021, as required pursuant to Loan Agreement.

As of March 31, 2022, the Company was in compliance with all covenants under the Loan Agreement.

As of March 31, 2022, the outstanding balance of the Term Loan was $18.4 million, net of unamortized issuance costs and discount of $1.1 million.

The following table reflects the schedule of principal payments on the Term Loan as of March 31, 2022 (in thousands):

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Principal Payments
2022	$5,500
2023	6,000
2024	6,000
2025	2,000
$19,500

15. Insurance Financing Note Payable
On July 3, 2021, the Company entered into a short-term note payable for $2.0 million, bearing interest at 3.93% per annum to finance various insurance policies. Principal and interest payments related to this note began on July 3, 2021 and were paid on a straight-line amortization over 9 months with the final payment due on March 3, 2022. As of March 31, 2022, the Company's insurance note payable was paid in full.
16. Subsequent Events
Amended Supply Agreement
The Company has been working to renegotiate certain terms of its supply contracts with the Company’s two largest customers in an effort to allow the Company to stabilize its concentrates business. On April 6, 2022, the Company and DaVita entered into an amendment (the "Amendment") to the Products Purchase Agreement, dated July 1, 2019 under which the Company supplies DaVita with certain dialysis concentrates. Under the Amendment, the Company and DaVita agreed to a price increase, effective May 1, 2022, as well as the pass-through of certain inflationary costs, determined on a quarterly basis. Certain costs are subject to a cap. The Amendment also requires the Company to implement certain cost containment and cost-cutting measures.
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
Controlled Equity Offering (or "At the Market" Offering)
On April 8, 2022, the Company entered into a sales agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (the “Agent”), pursuant to which the Company may offer and sell from time to time up to $12,200,000 of shares of Company’s common stock through the Agent. The offering and sale of such shares has been registered under the Securities Act of 1933, as amended, pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-259923) (the “Registration Statement”), which was originally filed with the SEC on September 30, 2021 and declared effective by the SEC on October 8, 2021, the base prospectus contained within the Registration Statement, and a prospectus supplement that was filed with the SEC on April 8, 2022.
Reverse Stock Split
On May 9, 2022, the Company's Board of Directors approved the reverse stock split at the ratio of 1-for-11 shares. The reverse stock split was approved by the Company's stockholders at the annual meeting of stockholders held on May 9, 2022 at a ratio ranging from 1-for-2 up to a ratio of 1-for-15, such ratio to be determined by the Board of Directors and included in a public announcement.
The reverse stock split will became effective at 12:01 a.m. Eastern Time on May 13, 2022. Rockwell Medical's common stock is expected to begin trading on the Nasdaq Capital Market on a split-adjusted basis on May 13, 2022.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The reverse stock split is primarily intended to bring the Company into compliance with the minimum bid price requirements for maintaining its listing on the Nasdaq Capital Market. The new CUSIP number following the reverse stock split will be 774374300.

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
Forward-Looking Statements
We make forward-looking statements in this report and may make such statements in future filings with the Securities and Exchange Commission, or SEC.  We may also make forward-looking statements in our press releases or other public or shareholder communications.  Our forward-looking statements are subject to risks and uncertainties and include information about our current expectations and possible or assumed future results of our operations. When we use words such as “may,” “might,” “will,” “should,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” “could,” “plan,” “potential,” “predict,” “forecast,” “project,” “intend,” or similar expressions, or make statements regarding our intent, belief, or current expectations, we are making forward-looking statements. Our forward looking statements also include, without limitation, statements about our liquidity and capital resources; our ability to continue as a going concern; our ability to develop Ferric Pyrophosphate Citrate ("FPC") for other indications; our ability to successfully execute on our business strategy and development of new indications; our ability to raise additional capital; our ability to regain compliance with Nasdaq Listing Rules and maintain our Nasdaq listing; our ability to renegotiate certain terms of our supply contracts; our ability to successfully implement certain cost containment and cost-cutting measures and statements regarding our anticipated future financial condition, operating results, cash flows and business plans.
While we believe that our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which are based on information available to us on the date of this report or, if made elsewhere, as of the date made.  Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different.  Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed in this report, “Item 1A — Risk Factors” in our Form 10-K for the year ended December 31, 2021 and from time to time in our other reports filed with the SEC, including in this Form 10-Q.
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
We have two novel, FDA approved therapies, Triferic and Triferic AVNU, which are the first two products developed from our FPC platform. We market both products to kidney dialysis centers for their patients receiving dialysis. In late 2021, we filed an IND with the United States Food and Drug Administration ("FDA") with the goal to advance our FPC platform strategy by conducting a Phase II trial in the second half of 2022 for the treatment of iron deficiency anemia in patients outside of dialysis, who are receiving intravenous ("IV") medications in the home infusion setting. The trend toward providing medical care, including the delivery of infused medications at home, make the home infusion market a rapidly growing area of healthcare. We believe the home infusion setting is a natural path for expansion of our platform as many of the patients suffer from diseases associated with iron deficiency and anemia. In our R&D pipeline, we are also investigating FPC’s impact in the treatment of hospitalized patients with acute heart failure.
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
We are the second largest supplier of hemodialysis concentrates in the United States, with a reputation for excellent service, quality, and reliability. We believe this reputation, which is based on over 25 years of service to the kidney dialysis centers, combined with approximately $60 million in annual revenue, approximately 300 dedicated employees, expertise in manufacturing and logistics and the added expertise in pharmaceutical development and commercialization brought to the Company by recent additions to our management team, provides us with a solid foundation on which to grow.
Reverse Stock Split
On May 9, 2022, the stockholders of the Company authorized our Board of Directors to effect a reverse stock split of all outstanding shares of common stock, warrants and options. The Board of Directors subsequently approved the implementation of a reverse stock split as a ratio of one-for-eleven shares, which became effective on May 13, 2022. The Company’s outstanding stock options were also adjusted to reflect the one-for-eleven reverse stock split of the Company’s common stock. Outstanding stock options were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased. The reverse stock split resulted in an adjustment to the Series X convertible preferred stock conversion prices to reflect a proportional decrease in the number of shares of common stock to be issued upon conversion. All share and per share data in these condensed consolidated financial statements and related notes hereto have been retroactively adjusted to the account for the effect of the reverse stock split for the three month periods ended March 31, 2022 and 2021, respectively, and the balance sheet at March 31, 2022 and December 31, 2021.
Strategy Evolution and Overview
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
Home Infusion Program: Our strategy is to go beyond our foundational business in dialysis by leveraging the efficacy and safety data from Triferic in new therapeutic settings. Subject to having sufficient capital resources, we are planning to develop an FPC-based therapeutic for iron deficiency to be delivered in the home infusion setting. The number of patients served by home infusion therapy grew from approximately 800,000 in 2010 to over 3,000,000 in 2019. The home infusion setting is expected to continue this rapid expansion, which has been accelerated by the COVID-19 environment. Many patient groups requiring home infusion therapies suffer from diseases that are associated with an incidence of iron deficiency and anemia. For example, it is estimated that 40%-55% of all home parenteral nutrition patients are iron deficient. We believe, based on our data from hemodialysis patients, FPC as a home infusion therapy for iron deficiency anemia may have distinct advantages over currently available iron replacement therapy options.

Based on further feedback received in December 2021 from the FDA, we have made plans to initiate a Phase 2 clinical study in home infusion patients with iron deficient anemia to confirm the dose and duration of FPC treatment. We expect to commence this study in 2022, subject to having sufficient working capital to fund this study, and would expect to have top-line data from the trial approximately 12-18 months following commencement of the study.
Pipeline Development: In our R&D pipeline, we are also exploring FPC’s impact in the treatment of hospitalized heart failure patients. More than one million people in the United States are hospitalized each year for acute heart failure. Clinical improvement in heart failure has already been demonstrated with older first-generation forms of IV iron in clinical trials in the outpatient setting. We believe that FPC may deliver rapidly bioavailable iron to the heart and improve cardiac energetics during hospitalization. This effect could help patients recover faster resulting in shorter hospital stays and fewer 30-day re-admissions. If so, these outcomes would translate into a meaningful reduction in healthcare costs and human suffering.
Dialysis Business: We are one of the two major suppliers of hemodialysis concentrates in the United States. Over the past 25 years we developed a core expertise in manufacturing and delivering hemodialysis concentrates. Because these concentrates are used to maintain human life by removing toxins and balancing electrolytes in the dialysis patient’s bloodstream, we manufacture them under cGMP regulations. Our concentrates are manufactured in three facilities, totaling

159,000 square feet, located in Michigan, Texas and South Carolina, from which we deliver these products to dialysis clinics throughout most of the United States. We utilize our own delivery fleet as well as third parties. We employ approximately 300 people in the concentrates unit of our dialysis business.
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
We believe our dialysis business in concentrates and our opportunities with FPC technology are synergistic. Our first two branded products from our FPC platform, Triferic® (dialysate) and Triferic AVNU® (IV), are used to maintain hemoglobin in patients undergoing hemodialysis. We began commercializing Triferic and Triferic AVNU in the United States in the second half of 2019 and in early 2021, respectively. In April 2021, we received marketing approval for Triferic AVNU from Health Canada for the replacement of iron to maintain hemoglobin in adult patients with hemodialysis-dependent chronic kidney disease, which is the first international regulatory approval for our intravenous therapy. While we had identified a partner to commercialize the product in Canada, we terminated the distribution agreement with that partner and are seeking a new partner in Canada. This may delay commercial availability of Triferic AVNU in Canada. Our strategy for increasing Triferic adoption is to continue to generate data in clinics showing the benefits of Triferic in real world protocols We scaled back our commercial organization in 2021, but we are working to maintain our current customer base in the United States while we seek a commercialization partner. We are also seeking to partner with established local and regional pharmaceutical companies for regulatory approval and commercialization in markets outside of the United States.
Despite our market position, we believe our growth opportunities for our concentrates business and Triferic in the U.S. dialysis market are challenged by the consolidated ownership of dialysis clinics, a capitated reimbursement model and the demographics of the dialysis patient population. The two largest dialysis organizations treat approximately 72% of the patients in the United States. One manufactures its own concentrates and IV iron, and we have an existing agreement to supply concentrates to the other. Through our partnership with Baxter Healthcare Corporation, a subsidiary of Baxter International, Inc. ("Baxter"), we currently supply concentrates to a significant percentage of the small and medium sized independent dialysis organizations. In a sector like kidney dialysis, with capitated reimbursement for the dialysis procedure and all included inputs, new product success depends on compelling data demonstrating improved patient outcomes and/or pharmacoeconomics versus the current standard of care in practice in the clinics. Once Medicare determined Triferic and Triferic AVNU would be reimbursed under the fixed bundled rate for dialysis treatment, market adoption became more dependent on the generation of these data, which were not required for the drug's approval by the FDA.
Notwithstanding the growth limitations mentioned above, we continue to believe Triferic has the potential to be an important option for the maintenance of hemoglobin in dialysis patients. To this end, we have continued our efforts in generating real world data in clinics with current protocols, which we believe will help with the adoption of Triferic and Triferic AVNU as these results are developed and disseminated over time. In addition, we are seeking a partner to help us further commercialize Triferic.
A key element of our dialysis business strategy is to also improve the strength of our concentrates business by creating efficiencies and enhancing our manufacturing and transportation operations and to fully recoup manufacturing and shipping expenses so this business has the potential to be profitable. To date, our concentrates business has operated at a loss, with the loss accelerating recently as inflationary pressures have increased our manufacturing and operating costs, while we have limited ability to pass these costs along to certain customers. We undertook discussions with our largest customers to renegotiate our existing supply contracts in an effort to improve the profitability of this business line. On April 6, 2022, we entered into a strategic arrangement with our long-time partner, DaVita, Inc. ("DaVita"), a leading provider of kidney care, to enable the Company to stabilize its concentrates business. The strategic intent of this agreement is to make sure Rockwell Medical is on stable financial footing because it is one of the two major suppliers of dialysis concentrates in the U.S. The amended agreement provides a stronger financial arrangement, encompassing pricing, cost sharing and joint efforts in supply chain improvement and cost cutting, with the goal of having the Company’s concentrates business operate profitably in the future. In addition to the amended agreement, DaVita entered into an agreement pursuant to which it will invest up to $15 million in preferred stock in two equal tranches. The first tranche of $7.5 million was funded on April 7, 2022. The second $7.5 million tranche is to be funded subject to the Company raising $15 million additional capital by June 30, 2022. We are also in discussions with our other major customer to renegotiate certain terms of that agreement. In addition, we are reviewing our entire supply chain to identify opportunities for improvement, prioritizing initiatives that will have the largest impact on long-term efficiency, profitability and growth.

Results of Operations for the Three Months Ended March 31, 2022 and 2021
The following table summarizes our operating results for the periods presented below (dollars in thousands):

	For the Three Months Ended March 31,
	2022	% of Revenue	2021	% of Revenue	% Change

Net Sales	$16,124		$15,473		4.2%
Cost of Sales	16,910	104.9%	15,072	97.4%	12.2
Gross (Loss) Profit	(786)	(4.9)	401	2.6	(296.0)

Research and Product Development	1,567	9.7	1,809	11.7	(13.4)
Selling and Marketing	455	2.8	1,851	12.0	(75.4)
General and Administrative	3,818	23.7	3,923	25.4	(2.7)
Operating Loss	$(6,626)	(41.1)%	$(7,182)	(46.4)%	(7.7)%
Net Sales
During the three months ended March 31, 2022, our net sales were $16.1 million compared to net sales of $15.5 million during the three months ended March 31, 2021. The increase of $0.7 million was primarily due to an increase in sales of dialysis concentrates products from Baxter and our international customers. We expect our concentrate sales to continue to grow due to the restructuring of the supply contract with DaVita.
Gross Profit
Cost of sales during the three months ended March 31, 2022 was $16.9 million, resulting in gross loss of $0.8 million during the three months ended March 31, 2022, compared to cost of sales of $15.1 million and a gross profit of $0.4 million during the three months ended March 31, 2021. Gross profit decreased by $1.2 million due to significant inflationary pressures related to the concentrates segment. As noted in Note 17 to the condensed consolidated financial statements included elsewhere in this Form 10-Q, the Company has renegotiated certain terms of its supply contract with DaVita Inc. ("DaVita"), one of the Company's largest customers, to be able to pass through a significant portion of inflationary costs and increases in pricing. As a result of these changes, the Company expects an improvement in margins for the remainder of 2022.
Research and Product Development Expense
Research and product development expenses were $1.6 million and $1.8 million for the three months ended March 31, 2022 and 2021, respectively. Research and product development expenses decreased by $0.2 million due to labor cost reductions. The Company expects research and development costs will increase due to the Company's pipeline initiatives.
Selling and Marketing Expense
Selling and marketing expenses were $0.5 million during the three months ended March 31, 2022, compared with $1.9 million during the three months ended March 31, 2021. The decrease of $1.4 million is due to a decrease in marketing spent for our Triferic products and a headcount reduction.
General and Administrative Expense
General and administrative expenses were $3.8 million during the three months ended March 31, 2022, compared with $3.9 million during the three months ended March 31, 2021. The decrease of $0.1 million is due primarily to a decrease in audit and other related accounting costs of $0.2 million and a decrease in outside consulting costs of $0.2 million, offset by an increase in legal expense of $0.3 million due to costs related to contract restructuring, annual meeting preparation and securities purchase agreement review.
Other Income (Expense)
Other income for the three months ended March 31, 2022 was nil. Other income for the three months ended March 31, 2021 was $11,000, consisting primarily of interest income. Other expense for the three months ended March 31, 2022 was $0.5 million of interest expense related to our debt facility (see Note 14 to the condensed consolidated financial statements included elsewhere in this Form 10-Q for more information on our debt facility). Other expense for the three months ended March 31, 2021 was $0.6 million of interest expense related to our debt facility.

Liquidity and Capital Resources
Going Concern
Since inception, the Company has incurred significant net losses and have funded our operations primarily through revenue from commercial products, proceeds from the issuance of debt and equity securities and payments from partnerships. At March 31, 2022, we had an accumulated deficit of approximately $377.2 million and stockholders' deficit of $4.8 million. As of March 31, 2022, we had approximately $9.9 million of cash and cash equivalents, and working capital of $5.2 million. Net cash used in operating activities for the three months ended March 31, 2022 was approximately $9.8 million.
The Company has experienced significant inflationary pressures in its dialysis concentrates business, particularly within the last six months, which have resulted in an accelerated operating loss associated with this business line. These factors raise substantial doubt about the Company’s ability to continue as a going concern and depend, in part, on the degree of success in the Company's ability to address inflationary pressures affecting the concentrates business, as well as the Company’s ability to contain costs, raise additional working capital and remain in compliance with financial and operating covenants under the Company’s secured loan. Management's plans are described below.
On April 6, 2022, the Company and DaVita entered into an amendment (the "Amendment") to the Products Purchase Agreement, dated July 1, 2019, under which the Company supplies DaVita with certain dialysis concentrates. Under the Amendment, the Company and DaVita agreed to a price increase, effective May 1, 2022, as well as the pass-through of certain inflationary costs, determined on a quarterly basis. Certain costs are subject to a cap. The Amendment also requires the Company to implement certain cost containment and cost-cutting measures. The Amendment contains certain covenants with respect to the Company’s ongoing operations, including a minimum cash covenant of $10 million, or we will be in default under the Products Purchase Agreement. An event of default could result in termination of that agreement. The Company also entered into an equity investment agreement with one of the contracting parties for up to $15 million of investment in two tranches of $7.5 million each. The first tranche of $7.5 million was funded on April 7, 2022. The second $7.5 million tranche is to be funded subject to the Company raising $15 million in additional capital by June 30, 2022. In addition, any debt financing is limited by the terms of our Securities Purchase Agreement with DaVita. Specifically, until DaVita owns less than 50% of its investment, the Company may only incur additional debt in the form of a purchase money loan, a working capital line of up to $5 million or to refinance existing debt, unless DaVita consents.
On April 8, 2022, the Company entered into a sales agreement with Cantor Fitzgerald & Co. (the “Agent”), pursuant to which the Company may offer and sell from time to time shares up to $12,200,000 of Company’s common stock through the Agent. The offering and sale of shares has been registered under the Securities Act of 1933, as amended, pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-259923) (the “Registration Statement”), which was originally filed with the SEC on September 30, 2021 and declared effective by the SEC on October 8, 2021, the base prospectus contained within the Registration Statement, and a prospectus supplement that was filed with the SEC on April 8, 2022.
The Company has started to implement cost cutting measures as noted in previous filings focusing mainly within sales and marketing. The Company expects it will require additional capital to sustain its operations and make the investments it needs to execute its strategic plan in developing FPC for iron deficiency anemia in patients undergoing home infusion therapy and for progressing our pipeline development program of new indications for our FPC platform. If the Company is unable to generate sufficient cash flows from operations as described above or obtain additional equity or debt financing, the Company intends to implement further cost cutting measures which may include headcount reductions across multiple areas and reductions in general and administrative expenses. Based on these plans, Management believes the substantial doubt about the Company’s ability to continue as a going concern has been alleviated. If the Company attempts to obtain additional debt or equity financing, the Company cannot assume that such financing will be available on favorable terms, if at all.
In addition, the Company is subject to certain covenants and cure provisions under our Loan Agreement with Innovatus. As of the date of this report, the Company believes it will either be able to satisfy such covenants or, in the event of a breached covenant, exercise cure provisions to avoid an event of default. If we are unable to avoid an event of default, any required repayments could have an adverse effect on our liquidity (See Note 14 to the condensed consolidated financial statements included elsewhere in this Form 10-Q for more information on our debt facility).

The COVID-19 pandemic and resulting domestic and global disruptions have adversely affected our business and operations, including, but not limited to, our sales and marketing efforts and our research and development activities, and the operations of third parties upon whom we rely. Our international business development activities have also been negatively impacted by COVID-19.

The COVID-19 pandemic and the resulting inflation, surges in infections and resulting global disruptions have caused significant volatility in financial and credit markets. We have utilized a range of financing methods to fund our operations in the past; however, current conditions in the financial and credit markets may limit the availability of funding, refinancing or increase the cost of funding. Due to the rapidly evolving nature of the global situation, it is not possible to predict the extent to which these conditions could adversely affect our liquidity and capital resources in the future.

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
We believe that our ability to fund our activities in the long term will be highly dependent upon 1) our ability to execute on the development of the FPC platform for new therapies, 2) our ability to restructure our other significant commercial contract within our concentrate business, and 3) our ability to find a commercial partner to commercialize and increase adaptation of Triferic (dialysate) and Triferic AVNU. All of these strategies are subject to significant risks and uncertainties such that there can be no assurance that we will be successful is achieving approval of FPC in a new therapeutic area, that we will be successful in restructuring our commercial agreements in our concentrate business or that we will be able to find a commercial partner and have sustained commercial success with Triferic (dialysate) and Triferic AVNU. If our planned clinical program is delayed or fails, if our other significant commercial contract in the concentrate business cannot be restructured in a way that is beneficial to Rockwell or if our ability to find a commercial partner for Triferic (dialysate) and/or Triferic AVNU fails, we may be forced to implement cost-saving measures that may potentially have a negative impact on our activities and potentially the results of our research and development programs. If we are unable to raise the required capital, we may be forced to curtail all of our activities and, ultimately, cease operations. Even if we are able to raise sufficient capital, such financings may only be available on unattractive terms, or result in significant dilution of stockholders’ interests and, in such event, the market price of our common stock may decline.
Cash Used in Operating Activities
Net cash used in operating activities was $9.8 million for the three months ended March 31, 2022 compared to net cash used in operating activities of $12.5 million for the three months ended March 31, 2021. The decrease in cash used from operating activities during the current period was primarily due to changes in current balance sheet accounts in the ordinary course of business of approximately $2.7 million, including an increase in inventory of $1.5 million and an increase in net accounts receivable of $1.2 million.
Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities was $9.1 million during the three months ended March 31, 2022 compared to net cash used in investing activities of $0.5 million for the three months ended March 31, 2021. The net cash provided by investing activities during the three months ended March 31, 2022 was primarily due to sales and purchase of available-for-sale investments during the quarter. All investments available-for-sale have been liquidated as of March 31, 2022.
Cash Used in Financing Activities

Net cash used in financing activities was $2.7 million during the three months ended March 31, 2022 compared to the net cash provided by financing activities of nil for the three months ended March 31, 2021. The net cash used during the three months ended March 31, 2022 was primarily due to the payments on the Company's debt and short term note payable.
COVID-19 Impact

The COVID-19 pandemic and resulting global disruptions, particularly in the supply chain and labor market, among other areas, have adversely affected our business and operations, including, but not limited to, our sales and marketing efforts and our research and development activities, our plant and transportation operations and the operations of third parties upon whom we rely. Further, any vaccine hesitancy among our labor force could also disrupt our business if workers become ill or need to quarantine due to illness or exposure to the virus. The Company's international business development activities may also continue to be negatively impacted by COVID-19.

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

Contractual Obligations and Other Commitments

See Note 12 to the condensed consolidated financial statements included elsewhere in this Form 10-Q for additional disclosures. There have been no other material changes from the Contractual Obligations and Other Commitments disclosed in Note 14 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2021.
Critical Accounting Policies and Significant Judgments and Estimates
Our critical accounting policies and significant estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2021. Our critical accounting policies and significant estimates have not changed from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
Recently issued and adopted accounting pronouncements:
We have evaluated all recently issued accounting pronouncements and believe such pronouncements do not have a material effect our financial statements. See Note 3 to the condensed consolidated financial statements included elsewhere in this Form 10-Q.
Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Per §229.305 of Regulation S-K, the Company, designated a Smaller Reporting Company as defined in §229.10(f)(1) of Regulation S-K, is not required to provide the disclosure required by this Item.
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure material information required to be disclosed in our reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure. In designing and evaluating the disclosure controls and procedures, we recognized that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Management was required to apply its judgment in evaluating the cost‑benefit relationship of possible controls and procedures.

Under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.
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
Item 1A. Risk Factors

Our business is subject to various risks, including those described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2021 under "Item 1A - Risk Factors".
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX
Exhibit No.	Description

3.1	Certificate of Amendment to Certificate of Incorporation of Rockwell Medical, Inc. related to the Reverse Stock Split, dated May 12, 2022 (Company’s Form 8-K filed May 13, 2022).

3.2	Certificate of Designation of Preferences, Rights and Limitations of Series X Convertible Preferred Stock (Company’s Form 8-K filed April 8, 2022).

10.1*	Securities Purchase Agreement, dated April 6, 2022, by and between the Company and DaVita, Inc.

10.2 *+	Amendment One to Products Purchase Agreement, dated April 6, 2022, by and between the Company and DaVita, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1**	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Database

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included as Exhibit 101)

*	Filed herewith
**	Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act
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

ROCKWELL MEDICAL, INC.
(Registrant)

Date: May 16, 2022	/s/ Russell Ellison
Russell Ellison Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2022	/s/ Russell Skibsted
Russell Skibsted Chief Financial Officer (Principal Financial Officer)