Form 10-Q
period 2022-06-30
ROCKWELL MEDICAL, INC.
filed 2022-08-15
CIK 1041024

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
The number of shares of common stock outstanding as of August 12, 2022 was 10,675,193.

Rockwell Medical, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars In Thousands)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Cash and Cash Equivalents	$30,780	$13,280
Investments Available-for-Sale	—	9,158
Accounts Receivable, net	8,090	5,913
Inventory, net	5,171	4,076
Prepaid and Other Current Assets	3,204	2,861
Total Current Assets	47,245	35,288
Property and Equipment, net	2,289	2,486
Inventory, Non-Current	1,481	1,523
Right of Use Assets, net	6,671	7,737
Goodwill	921	921
Other Non-Current Assets	509	619
Total Assets	$59,116	$48,574
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts Payable	$2,942	$3,739
Accrued Liabilities	4,660	5,090
Lease Liability - Current	1,935	2,004
Deferred License Revenue - Current	2,169	2,171
Term Loan - Net of Issuance Costs	5,131	7,381
Insurance Financing Note Payable	1,509	437
Customer Deposits	189	144
Total Current Liabilities	18,535	20,966

Lease Liability - Long-Term	4,947	5,887
Term Loan, Net of Issuance Costs	10,370	13,186
Deferred License Revenue - Long-Term	5,105	5,986
Long Term Liability - Other	14	14
Total Liabilities	38,971	46,039

Stockholders’ Equity:
Preferred Stock, $0.0001 par value, 2,000,000 shares authorized; 15,000 and nil shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common Stock, $0.0001 par value; 170,000,000 shares authorized; 9,407,296 and 8,544,225 shares issued and outstanding at June 30, 2022 and December 31, 2021	1	1
Additional Paid-in Capital	402,304	372,562
Accumulated Deficit	(382,209)	(370,080)
Accumulated Other Comprehensive Income	49	52
Total Stockholders’ Equity	20,145	2,535
Total Liabilities and Stockholders’ Equity	$59,116	$48,574
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Shares and Per Share Amounts)

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021

Net Sales	$18,682	$15,137	$34,806	$30,611
Cost of Sales	16,937	15,399	33,846	30,471
Gross (Loss) Profit	1,745	(262)	960	140
Research and Product Development	926	2,416	2,494	4,224
Selling and Marketing	526	1,468	981	3,319
General and Administrative	4,775	3,677	8,592	7,602
Operating Loss	(4,482)	(7,823)	(11,107)	(15,005)

Other (Expense) Income
Realized Gain on Investments	—	(1)	4	(1)
Interest Expense	(485)	(583)	(1,021)	(1,164)
Interest Income	—	7	(4)	18
Total Other Expense	(485)	(577)	(1,021)	(1,147)

Net Loss	$(4,967)	$(8,400)	$(12,128)	$(16,152)

Basic and Diluted Net Loss per Share	$(0.56)	$(0.99)	$(1.40)	$(1.90)
Basic and Diluted Weighted Average Shares Outstanding	8,805,190	8,518,499	8,675,428	8,513,417
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands)

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021

Net Loss	$(4,967)	$(8,400)	$(12,128)	$(16,152)
Unrealized Gain (Loss) on Available-for-Sale Debt Instrument Investments	—	(1)	—	(8)
Foreign Currency Translation Adjustments	(2)	—	(3)	3
Comprehensive Loss	$(4,969)	$(8,401)	$(12,131)	$(16,157)
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in Thousands)

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS' (DEFICIT)
	SHARES	AMOUNT	SHARES	AMOUNT
Balance as of January 1, 2022	—	$—	8,544,225	$1	$372,562	$(370,080)	$52	$2,535
Net Loss	—	—	—	—	—	(7,162)	—	(7,162)
Foreign Currency Translation Adjustments	—	—	—	—	—	—	(1)	(1)
Stock-based Compensation	—	—	—	—	(179)	—	—	(179)
Balance as of March 31, 2022	—	$—	8,544,225	$1	$372,383	$(377,242)	$51	$(4,807)
Net Loss	—	—	—	—	—	(4,967)	—	(4,967)
Foreign Currency Translation Adjustments	—	—	—	—	—	—	(2)	(2)
Issuance of common stock, net of offering costs/Public Offering	—	—	844,613	—	14,893	—	—	14,893
Issuance of common stock, net of offering costs/At-the-Market Offering	—	—	7,500	—	15	—	—	15
Issuance of preferred stock, net of offering costs	15,000	—	—	—	14,916	—	—	14,916
Vesting of Restricted Stock Units Issued, net of taxes withheld	—	—	10,958	—	—	—	—	—
Stock-based Compensation and modification expense	—	—	—	—	97	—	—	97
Balance as of June 30, 2022	15,000	$—	9,407,296	$1	$402,304	$(382,209)	$49	$20,145

    The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in Thousands)

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS' EQUITY
	SHARES	AMOUNT	SHARES	AMOUNT
Balance as of January 1, 2021	—	$—	8,506,651	$1	$371,518	$(337,406)	$57	$34,170
Net Loss	—	—	—	—	—	(7,752)	—	(7,752)
Unrealized Loss on Available-for-Sale Investments	—	—	—	—	—	—	(7)	(7)
Foreign Currency Translation Adjustments	—	—	—	—	—	—	3	3
Stock-based Compensation	—	—	2,396	—	(236)	—	—	(236)
Balance as of March 31, 2021	—	$—	8,509,047	$1	$371,282	$(345,158)	$53	$26,178
Net Loss	—	—	—	—	—	(8,400)	—	(8,400)
Unrealized Loss on Available-for-Sale Investments	—	—	—	—	—	—	(1)	(1)
Vesting of Restricted Stock Units Issued, net of taxes withheld	—	—	19,260	—	(7)	—	—	(7)
Stock-based Compensation	—	—	—	—	433	—	—	433
Balance as of June 30, 2021	—	$—	8,528,307	$1	$371,708	$(353,558)	$52	$18,203
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
For the six months ended June 30, 2022 and 2021

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Cash Flows From Operating Activities:
Net Loss	$(12,128)	$(16,152)
Adjustments To Reconcile Net Loss To Net Cash Used In Operating Activities:
Depreciation and Amortization	279	385
Stock-based Compensation	(82)	197
Increase in Inventory Reserves	10	89
Amortization of Right of Use Asset	1,027	857
Amortization of Debt Financing Costs and Accretion of Debt Discount	184	184
(Gain) Loss on Disposal of Assets	(2)	8
Realized (Gain) Loss on Sale of Investments Available-for-Sale	(4)	1
Foreign Currency Translation Adjustment	(3)	3
Changes in Assets and Liabilities:
Increase in Accounts Receivable, net	(2,177)	(1,186)
Increase in Inventory	(1,063)	(799)
Decrease in Prepaid and Other Assets	1,275	1,293
(Decrease) Increase in Accounts Payable	(797)	777
Decrease in Lease Liability	(969)	(839)
Decrease in Other Liabilities	(385)	(1,163)
Decrease in Deferred License Revenue	(883)	(1,088)
Changes in Assets and Liabilities	(4,999)	(3,005)
Cash Used In Operating Activities	(15,718)	(17,433)
Cash Flows From Investing Activities:
Purchase of Investments Available-for-Sale	(2,810)	(13,765)
Sale of Investments Available-for-Sale	11,972	15,181
Purchase of Equipment	(80)	(281)
Cash Provided By Investing Activities	9,082	1,135
Cash Flows From Financing Activities:
Payments on Debt	(5,250)	—
Payments on Short Term Note Payable	(439)	—
Proceeds from the Issuance of Common Stock	15,016	—
Offering Costs from the Issuance of Common Stock	(106)	—
Proceeds from the Issuance of Preferred Shares	15,000	—
Offering Costs from the Issuance of Preferred Stock	(85)	—
Repurchase of Common Stock to Pay Employee Withholding Taxes	—	(6)
Cash Provided by (Used In) Financing Activities	24,136	(6)

Increase (Decrease) in Cash and Cash Equivalents	17,500	(16,304)
Cash and Cash Equivalents at Beginning of Period	13,280	48,682
Cash and Cash Equivalents at End of Period	$30,780	$32,378

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$998	$982
Supplemental Disclosure of Noncash Investing and Financing Activities:
Change in Unrealized Loss on Marketable Securities Available-for-Sale	$—	$(7)
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.  Description of Business
Rockwell Medical, Inc. ("Rockwell Medical," "Rockwell," or the "Company") is a commercial healthcare company focused on providing life-sustaining products for patients suffering from blood disorders and diseases associated with the kidney. Rockwell is a revenue-generating business and the second largest supplier of acid and bicarbonate concentrates for dialysis patients in the United States. Hemodialysis is the most common form of end-stage renal disease treatment and is usually performed at a freestanding outpatient dialysis center, at a hospital-based outpatient center, or at the patient’s home.
We manufacture our hemodialysis concentrates under cGMP regulations at our three facilities in Michigan, Texas, and South Carolina totaling approximately 175,000 square feet, from which we deliver these products to dialysis clinics throughout the United States with our own delivery fleet as well as third parties. We also manufacture mixers that are used by clinics in our Iowa facility. Rockwell has developed a core expertise in manufacturing and delivering hemodialysis concentrates, and has built a longstanding reputation for reliability, quality, and excellent customer service.
Rockwell commercializes Triferic in the United States, an FDA-approved treatment indicated for the replacement of iron to maintain hemoglobin in adult patients with hemodialysis-dependent chronic kidney disease. Rockwell also has a number of partnerships with companies seeking to develop and commercialize Triferic outside the United States. Rockwell is working closely with these partners to progress these programs.
We have an emerging portfolio of drug development candidates we are pursuing. Rockwell is developing a next-generation, proprietary parenteral iron technology platform, Ferric Pyrophosphate Citrate (“FPC”). We believe our FPC platform has several advantages over other parenteral iron therapies by immediately providing bioavailable iron for critical body processes once it is administered. Rockwell is moving product candidates derived from this platform into the clinic to treat iron-deficiency anemia in the home infusion setting and for acute heart failure.
Together, with our dedicated employees and deep expertise in manufacturing and logistics and pharmaceutical development and commercialization. Rockwell is well-positioned to realize sustainable business growth and support our mission to provide life-sustaining products for patients suffering from blood disorders and diseases associated with the kidney.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
2.  Liquidity and Capital Resources
As of June 30, 2022, Rockwell had approximately $30.8 million of cash and cash equivalents and working capital of $28.7 million. Net cash used in operating activities for the six months ended June 30, 2022 was approximately $15.7 million. Based on the currently available working capital and capital raises described below, management believes the Company currently has sufficient funds to meet its operating requirements for at least the next twelve months from the date of the filing of this report.
On April 6, 2022, the Company and DaVita, Inc. ("DaVita") entered into an amendment (the "Amendment") to the Products Purchase Agreement, dated July 1, 2019, under which the Company supplies DaVita with certain dialysis concentrates. Under the Amendment, the Company and DaVita agreed to certain price increases, effective May 1, 2022, as well as the pass-through of certain inflationary costs, determined on a quarterly basis. Certain costs are subject to a cap. The Amendment also requires the Company to implement certain cost containment and cost-cutting measures. The Amendment contains certain covenants with respect to the Company’s ongoing operations, including a minimum cash covenant of $10 million, or we will be in default under the Products Purchase Agreement. An event of default could result in termination of that agreement.
On April 6, 2022, the Company and DaVita entered into a Securities Purchase Agreement (the “SPA”), pursuant to which the Company issued $15 million of preferred stock to DaVita in two separate tranches. The Company initially issued 7,500 shares of a newly designated series of preferred stock, which is designated “Series X Convertible Preferred Stock” (the “Series X Preferred Stock”) for gross proceeds of $7.5 million. On June 15, 2022, the Company issued to DaVita an additional 7,500 shares of Series X Preferred Stock in a second closing (the “Second Tranche”) for an additional $7.5 million. The Second Tranche was conditioned upon the Company raising an additional $15 million in capital within a certain timeline, which took place on June 2, 2022.
On April 8, 2022, the Company entered into a sales agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (the “Agent”), pursuant to which the Company may offer and sell from time to time up to $12,200,000 of shares of Company’s common stock through the Agent. The offering and sale of such shares has been registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-259923) (the “Registration Statement”), which was originally filed with the Securities and Exchange Commission (“SEC”) on September 30, 2021 and declared effective by the SEC on October 8, 2021, the base prospectus contained within the Registration Statement, and a prospectus supplement that was filed with the SEC on April 8, 2022. As of June 30, 2022, the Company sold 7,500 shares of its common stock pursuant to the Sales Agreement for gross proceeds of $15,135, at a weighted average selling price of approximately $2.02 The Company paid $378 in commissions and offering fees. Approximately $12.2 million remains available for sale under the ATM facility.
On May 30, 2022, the Company entered into a Securities Purchase Agreement (the “RD Purchase Agreement”) with the purchaser named therein (the “Purchaser”), pursuant to which the Company agreed to issue and sell, in a registered direct offering (the “Offering”), 844,613 shares of its common stock at price of $1.39 per share, and prefunded warrants to purchase up to an aggregate of 7,788,480 shares of common stock (the “Pre-Funded Warrants” and the shares of common stock underlying the Pre-Funded Warrants, the “Warrant Shares”). The purchase price of each Pre-Funded Warrant was equal to the price at which a share of common stock was sold to the public in the Offering, minus $0.0001, and the exercise price of each Pre-Funded Warrant is $0.0001 per share.
Also on May 30, 2022, concurrently with the Offering, the Company entered into a Securities Purchase Agreement with the Purchaser (the “PIPE Purchase Agreement”) relating to the offering and sale (the “Private Placement”) of warrants to purchase up to a total of 9,900,990 shares of common stock and pre-funded warrants to purchase up to a total of 1,267,897 shares of common stock (the “PIPE Warrants”). Each warrant was sold at a price of $0.125 per underlying warrant share and is exercisable at an exercise price of $1.39 per share. The purchase price of each Pre-Funded Warrant was equal to the price at which a share of common stock was sold to the public in the Offering, minus $0.0001, and the exercise price of each prefunded warrant is $0.0001 per share. The Offering and the Private Placement closed on June 2, 2022. The net proceeds to the Company from the Offering and the Private Placement were approximately $14.9 million, after deducting fees and expenses.
The Company expects it will require additional capital to sustain its operations and make the investments it needs to execute its strategic plan in developing FPC for iron deficiency anemia in patients undergoing home infusion and for progressing our pipeline development program of new indications for our FPC platform. If the Company attempts to obtain additional debt or equity financing, the Company cannot assume such financing will be available on favorable terms, if at all.
Currently, because the Company's public float is less than $75 million, we are subject to the baby shelf limitations under our current registration statement on Form S-3, which limit the amount we may offer under our Form S-3. This could limit our ability to raise capital under this registration statement.

As previously reported, on June 11, 2021, the Company received written notice (the "Notification Letter") from the Nasdaq Stock Market ("Nasdaq") notifying the Company it is not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5450(a)(1) for continued listing on the Nasdaq Global Market. Nasdaq Listing Rule 5450(a)(1) requires listed securities maintain a minimum closing bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum closing bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. Based on the closing bid price of the Company's common stock for the 30 consecutive business days prior to the date of the Notification Letter, the Company did not meet the minimum closing bid price requirement. The Notification Letter provided for 180 calendar days, or until December 8, 2021, for the Company to regain compliance with Nasdaq Listing Rule 5450(a)(1). To regain compliance, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of 10 consecutive business days at any time prior to December 8, 2021. The Company was not able to meet the minimum compliance requirements set forth by Nasdaq by December 8, 2021.

On December 9, 2021, the Company received a written notice from Nasdaq indicating the Company’s application to transfer its listing venue from The Nasdaq Global Market to The Nasdaq Capital Market for its common stock had been approved. The Company’s common stock commenced trading on The Nasdaq Capital Market at the opening of business on December 10, 2021 under the symbol “RMTI.”

Also on December 9, 2021, the Company received written notice that Nasdaq has determined the Company was eligible for an additional 180-day extension, or until June 6, 2022, to regain compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market. To regain compliance, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of 10 consecutive business days at any time prior to June 6, 2022. On May 13, 2022, the Company effected a reverse stock split and on May 31, 2022 Nasdaq notified the Company it had regained compliance with the minimum bid price requirement (see Note 3 for further detail).

In addition, the Company is subject to certain covenants and cure provisions under its Loan Agreement with Innovatus. As of the date of this report, the Company is in compliance with all covenants (See Note 14 for further detail).

The COVID-19 pandemic and resulting domestic and global disruptions, particularly in the supply chain and labor market, among other areas, have adversely affected our business and operations, including, but not limited to, our sales and marketing efforts and our research and development activities, our plant and transportation operations and the operations of third parties upon whom we rely. The Company's international business development activities may also continue to be negatively impacted by COVID-19.

The COVID-19 pandemic and the resulting global disruptions and recent inflationary pressures have caused significant volatility in financial and credit markets. Rockwell has utilized a range of financing methods to fund its operations in the past; however, current conditions in the financial and credit markets may limit the availability of funding, refinancing or increase the cost of funding. Due to the rapidly evolving nature of the global situation, it is not possible to predict the extent to which these conditions could adversely affect the Company's liquidity and capital resources in the future.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

The condensed consolidated balance sheet at June 30, 2022, condensed consolidated statements of operations for the three and six months ended June 30, 2022 and 2021, condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2022 and 2021, condensed consolidated statement of changes in stockholders' equity for the three and six months ended June 30, 2022 and 2021, and condensed consolidated statements of cash flows for the six months ended June 30, 2022 and 2021 are unaudited, but include all adjustments, consisting of normal recurring adjustments, the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and six months ended June 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022 or for any future interim period. The condensed consolidated balance sheet at December 31, 2021 has been derived from audited financial statements, however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2021 and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as filed with the SEC on April 8, 2022. The Company’s consolidated subsidiaries consisted of its wholly-owned subsidiaries, Rockwell Transportation, Inc. and Rockwell Medical India Private Limited.

The accompanying condensed consolidated interim financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.
Reverse Stock Split
On May 9, 2022, the stockholders of the Company authorized our Board of Directors to effect a reverse stock split of all outstanding shares of common stock. The Board of Directors subsequently approved the implementation of a reverse stock split as a ratio of one-for-eleven shares, which became effective on May 13, 2022. The Company’s outstanding stock options were also adjusted to reflect the one-for-eleven reverse stock split of the Company’s common stock. Outstanding stock options were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased. The reverse stock split resulted in an adjustment to the Series X convertible preferred stock conversion prices to reflect a proportional decrease in the number of shares of common stock to be issued upon conversion. All share and per share data in these condensed consolidated financial statements and related notes hereto have been retroactively adjusted to account for the effect of the reverse stock split for the three and six month periods ended June 30, 2022 and 2021, respectively, and the balance sheet at June 30, 2022 and December 31, 2021.
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
Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding plus the effect of dilutive potential common shares outstanding during the period determined using the treasury-stock and if-converted methods. For purposes of the diluted net loss per share calculation, common stock warrants, unvested restricted stock units and stock options are considered to be potentially dilutive securities but are excluded from the calculation of diluted net loss per share because their effect would be anti-dilutive, and therefore, basic and diluted net loss per share were the same for all periods presented.
The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share for the six months ended June 30, 2022 and 2021, respectively, because to do so would be anti-dilutive (in common equivalent shares):

	As of June 30,
	2022	2021
Options to purchase common stock	423,317	551,891
Unvested restricted stock awards	891	7,118
Unvested restricted stock units	125,000	31,146
Preferred stock conversion to common stock	1,363,636	—
Warrants to purchase common stock	21,359,809	2,402,442
Total	23,272,653	2,992,597
Adoption of Recent Accounting Pronouncements
The Company continually assesses new accounting pronouncements to determine their applicability. When it is determined a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a review to determine the consequences of the change to its consolidated financial statements and assures there are sufficient controls in place to ascertain the Company’s consolidated financial statements properly reflect the change.
In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, which simplifies the accounting for convertible instruments by eliminating the requirement to separate embedded conversion features from the host contract when the conversion features are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or do not result in substantial premiums accounted for as paid-in capital. By removing the separation model, a convertible debt instrument will be reported as a single liability instrument with no separate accounting for embedded conversion features. This new standard also removes certain settlement conditions required for contracts to qualify for equity classification and simplifies the diluted earnings per share calculations by requiring an entity use the if-converted method and the effect of potential share settlement be included in diluted earnings per share calculations. This new standard will be effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company is currently assessing the impact of adopting this standard on the consolidated financial statements.

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
Drug and dialysis concentrate products are sold directly to dialysis clinics and to wholesale distributors in both domestic and international markets. Distribution and license agreements for which upfront fees are received are evaluated upon execution or modification of the agreement to determine if the agreement creates a separate performance obligation from the underlying product sales.  For all existing distribution and license agreements, the distribution and license agreement is not a distinct performance obligation from the product sales.  In instances where regulatory approval of the product has not been established and the Company does not have sufficient experience with the foreign regulatory body to conclude regulatory approval is probable, the revenue for the performance obligation is recognized over the term of the license agreement (over time recognition). Conversely, when regulatory approval already exists or is probable, revenue is recognized at the point in time control of the product transfers to the customer.
The Company received upfront fees under five distribution and license agreements that have been deferred as a contract liability.  The amounts received from Wanbang Biopharmaceuticals Co., Ltd. (“Wanbang”), Sun Pharmaceutical Industries Ltd. ("Sun Pharma"), Jeil Pharmaceutical Co., Ltd. ("Jeil Pharma") and Drogsan Pharmaceuticals ("Drogsan Pharma") are recognized as revenue over the estimated term of the applicable distribution and license agreement as regulatory approval was not received and the Company did not have sufficient experience in China, India, South Korea and Turkey, respectively, to determine regulatory approval was probable as of the execution of the agreement.  The amounts received from Baxter Healthcare Corporation (“Baxter”) are recognized as revenue at the point in time the estimated product sales under the agreement occur.
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
Disaggregation of revenue
Revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

In thousands of U.S. dollars ($)	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
Products By Geographic Area	Total	U.S.	Rest of World	Total	U.S.	Rest of World
Drug Revenues
Product Sales – Point-in-time	$482	$209	$273	$641	$368	$273
License Fee – Over time	65	—	65	127	—	127
Total Drug Products	547	209	338	768	368	400
Concentrate Products
Product Sales – Point-in-time	17,655	15,906	1,749	33,082	29,715	3,367
License Fee – Over time	480	480	—	956	956	—
Total Concentrate Products	18,135	16,386	1,749	34,038	30,671	3,367
Net Revenue	$18,682	$16,595	$2,087	$34,806	$31,039	$3,767

In thousands of U.S. dollars ($)	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
Products By Geographic Area	Total	U.S.	Rest of World	Total	U.S.	Rest of World
Drug Revenues
Product Sales – Point-in-time	$215	$215	$—	$439	$439	$—
License Fee – Over time	58	—	58	117	—	117
Total Drug Products	273	215	58	556	439	117
Concentrate Products
Product Sales – Point-in-time	14,379	13,026	1,353	29,084	26,227	2,857
License Fee – Over time	485	485	—	971	971	—
Total Concentrate Products	14,864	13,511	1,353	30,055	27,198	2,857
Net Revenue	$15,137	$13,726	$1,411	$30,611	$27,637	$2,974
Contract balances
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

In thousands of U.S. dollars ($)	June 30, 2022	December 31, 2021
Receivables, which are included in "Trade and other receivables"	$8,090	$5,913
Contract liabilities	$7,274	$8,157
There were no impairment losses recognized related to any receivables arising from the Company’s contracts with customers for the three and six months ended June 30, 2022 and 2021.
For the three and six months ended June 30, 2022 and June 30, 2021, the Company did not recognize any material bad-debt expense. There were no material contract assets recorded on the condensed consolidated balance sheet as of June 30, 2022 and December 31, 2021.  The Company does not generally accept returns of its concentrate products and no material reserve for returns of concentrate products was established as of June 30, 2022 or December 31, 2021.
The contract liabilities primarily relate to upfront payments and consideration received from customers that are received in advance of the customer assuming control of the related products
Transaction price allocated to remaining performance obligations
For the three and six months ended June 30, 2022, revenue recognized from performance obligations related to prior periods was not material.
Revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, contracts where revenue is recognized as invoiced, and contracts with variable consideration related to undelivered performance obligations, totaled $7.3 million as of June 30, 2022. The amount relates primarily to upfront payments and consideration received from customers in advance of the customer assuming control of the related products. The Company applies the practical expedient in paragraph 606-10-50-14 and does not disclose information about remaining performance obligations having original expected durations of one year or less. The Baxter Agreement includes minimum commitments of product sales over the duration of the agreement. Unfulfilled minimum commitments related to the Baxter Agreement are product sales of $4.3 million as of June 30, 2022, which is amortized ratably through expiration of the Baxter Agreement on October 2, 2024.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
5.  Investments - Available-for-Sale
As of June 30, 2022, all investment available-for-sale securities have been liquidated.
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
As of December 31, 2021, the amortized cost and estimated fair value of our available-for-sale securities were due within one year.
6.  Inventory
Components of inventory, net of reserves, as of June 30, 2022 and December 31, 2021 are as follows (table in thousands):

	June 30, 2022	December 31, 2021
Raw Materials	$4,377	$3,434
Work in Process	285	201
Finished Goods	1,990	1,964
Total	$6,652	$5,599
As of June 30, 2022, the Company classified $1.5 million of inventory as non-current, all of which was related to TRIFERIC® or the active pharmaceutical ingredient and raw materials for TRIFERIC®. As of June 30, 2022, the total TRIFERIC® inventory net of reserve was $1.5 million.
The $1.5 million net value of TRIFERIC® inventory consisted of $0.3 million of TRIFERIC® (dialysate) finished goods with expiration dates ranging from July 2022 to December 2023, $0.4 million of TRIFERIC® API with an estimated useful life extending through 2023, and $0.9 million of raw materials for TRIFERIC® with an estimated useful life of 25 years.
7.  Property and Equipment
As of June 30, 2022 and December 31, 2021, the Company’s property and equipment consisted of the following (table in thousands):

	June 30, 2022	December 31, 2021
Leasehold Improvements	$1,250	$1,204
Machinery and Equipment	5,874	5,864
Information Technology & Office Equipment	1,845	1,845
Laboratory Equipment	660	676
	9,629	9,589
Accumulated Depreciation	(7,340)	(7,103)
Property and Equipment, net	$2,289	$2,486
Depreciation expense for three months ended June 30, 2022 and 2021 was $0.1 million and $0.2 million, respectively. Depreciation expense for six months end June 30, 2022 and 2021 was $0.3 million and $0.4 million, respectively.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
8.  Accrued Liabilities
Accrued liabilities as of June 30, 2022 and December 31, 2021 consisted of the following (table in thousands):

	June 30, 2022	December 31, 2021
Accrued Research & Development Expense	$110	$366
Accrued Compensation and Benefits	2,439	1,791
Accrued Unvouchered Receipts	385	796
Accrued Workers Compensation	172	382
Other Accrued Liabilities	1,554	1,755
Total Accrued Liabilities	$4,660	$5,090
9.  Deferred Revenue
In October 2014, the Company entered into the Baxter Agreement, which has a term of 10 years and received an upfront fee of $20 million. The upfront fee was recorded as deferred revenue and is being recognized based on the proportion of product shipments to Baxter in each period, compared with total expected sales volume over the term of the Distribution Agreement. The Company recognized revenue of approximately $0.5 million and $1.0 million for each of the three and six months ended June 30, 2022 and 2021, respectively. Deferred revenue related to the Baxter Agreement totaled $4.3 million as of June 30, 2022 and $5.2 million as of December 31, 2021.
In 2016, the Company entered into a distribution agreement with Wanbang (the "Wanbang Agreement") and received an upfront fee of $4.0 million. The upfront fee was recorded as deferred revenue and is being recognized as revenue based on the agreement term. The Company recognized revenue of approximately $0.1 million during each of the three and six months ended June 30, 2022 and 2021. Deferred revenue related to the Wanbang Agreement totaled $2.4 million as of June 30, 2022 and $2.5 million as of December 31, 2021.

In January 2020, the Company entered into license and supply agreements with Sun Pharma (the "Sun Pharma Agreements"), for the rights to commercialize TRIFERIC® (dialysate) (ferric pyrophosphate citrate) in India. In consideration for the license, the Company received an upfront fee of $0.1 million. The upfront fee was recorded as deferred revenue and is being recognized as revenue based on the agreement term. The Company recognized revenue of approximately $2,500 and $5,000 for each of the three and six months ended June 30, 2022 and 2021, respectively. Deferred revenue related to the Sun Pharma Agreement totaled $75,000 and $80,000 as of June 30, 2022 and December 31, 2021, respectively.

In September 2020, the Company entered into a license and supply agreements with Jeil Pharma (the "Jeil Pharma Agreements"), for the rights to commercialize TRIFERIC® (dialysate) (ferric pyrophosphate citrate) in South Korea. In consideration for the license, the Company received an upfront fee of $0.2 million. In May 2022, Jeil Pharma obtained regulatory approval in South Korea and paid the Company $0.2 million in consideration of reaching the milestone. The upfront fee and milestone payments were recorded as deferred revenue and are being recognized as revenue based on the agreement term. The Company recognized revenue of $2,500 and $7,800 for the three and six months ended June 30, 2022, respectively, and $2,500 and $5,000 for the three and six months ended June 30, 2021, respectively. Deferred revenue related to the Jeil Pharma Agreement totaled approximately $0.4 million and $0.2 million as of June 30, 2022 and December 31, 2021 respectively.

In June 2021, the Company entered into license and supply agreements with Drogsan Pharma (the "Drogsan Agreements"), for the rights to commercialize TRIFERIC® (dialysate) and TRIFERIC® AVNU in Turkey. In consideration for the license, the Company received an upfront fee of $0.15 million. The upfront fee was recorded as deferred revenue and will be recognized as revenue based on the agreement term. The Company recognized revenue of $3,750 and $7,500 for the three and six months ended June 30, 2022 and 2021, respectively. Deferred revenue related to the Drogsan Agreements totaled approximately $0.14 million as of each of June 30, 2022 and December 31, 2021.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
10.  Stockholders’ Equity

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
Preferred Stock
On April 6, 2022, the Company and DaVita entered into the SPA, which provided for the issuance by the Company of up to $15 million of preferred stock to DaVita. On April 6, 2022, the Company issued 7,500 shares of Series X Preferred Stock for gross proceeds of $7.5 million. On June 2, 2022, the Company met the conditions for the Second Tranche through a Registered Direct and Private Placement Offering by raising $15 million in additional capital. As a result, on June 16, 2022 the Company issued an additional 7,500 shares of the Series X Preferred Stock to DaVita for gross proceeds of $7.5 million.

The Series X Preferred Stock was issued for a price of $1,000 per share (the "Face Amount"), subject to accretion at a rate of 1% per annum, compounded annually. If the Company’s common stock trades above $22.00 for a period of 30 calendar days, the accretion will thereafter cease.

The Series X Convertible Preferred Stock is convertible to common stock at rate equal to the Face Amount, divided by a conversion price of $11.00 per share (subject to adjustment for future stock splits, reverse stock splits and similar recapitalization events). As a result, each share of Series X Preferred Stock will initially convert into approximately 91 shares of common stock. DaVita’s right to convert to common stock is subject to a beneficial ownership limitation, which is initially set at 9.9% of the outstanding common stock, which limitation may be reset (not to exceed 19.9%) at DaVita’s option and upon providing prior written notice to the Company. In addition, any debt financing is limited by the terms of our Securities Purchase Agreement with DaVita. Specifically, until DaVita owns less than 50% of its investment, the Company may only incur additional debt in the form of a purchase money loan, a working capital line of up to $5 million or to refinance existing debt, unless DaVita consents.
Additionally, the Series X Preferred Stock has a deemed liquidation event and redemption clause which could be triggered if the sale of all or substantially all of the Company's assets relating to the Company's dialysis concentrates business line. Since the Series X Preferred Stock may be redeemed if certain assets are sold at the option of the holder, but is not mandatorily redeemable, the preferred stock has been classified as permanent equity and initially recognized at fair value of $15 million (the proceeds on the date of issuance) less issuance costs of $0.1 million, resulting in an initial value of $14.9 million. The Company will assess at each reporting period whether conditions have changed to now meet the mandatorily redemptive definition which could trigger liability classification.
As of June 30, 2022 and December 31, 2021, there were 2,000,000 shares of preferred stock, $0.0001 par value per share, authorized and 15,000 and nil shares of preferred stock issued and outstanding, respectively.
Common Stock
As of June 30, 2022 and December 31, 2021, there were 170,000,000 shares of common stock, $0.0001 par value per share, authorized and 9,407,296 and 8,544,225 shares issued and outstanding, respectively.
Controlled Equity Offering

On April 8, 2022, the Company entered into the Sales Agreement with Cantor Fitzgerald & Co. as Agent, pursuant to which the Company may offer and sell from time to time up to $12,200,000 of shares of Company’s common stock through the Agent. The offering and sale of such shares has been registered under the Securities Act of 1933, as amended, pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-259923) (the “Registration Statement”), which was originally filed with the SEC on September 30, 2021 and declared effective by the SEC on October 8, 2021, the base prospectus contained within the Registration Statement, and a prospectus supplement that was filed with the SEC on April 8, 2022.

In May 2022, the Company sold 7,500 shares of its common stock pursuant to the Sales Agreement for gross proceeds of $15,135, at a weighted average selling price of approximately $2.02. The Company paid $378 in commissions and offering fees related to the sale of shares of common stock.

Under the RD Purchase Agreement and the PIPE Purchase Agreement discussed below, the Company has agreed not to make any sales under any at-the-market offering facility, including pursuant to the Sales Agreement, until at least January 1, 2023 (or until such later time when the Company is permitted to make additional sales under Instruction I.B.6 to Form S-3).
Registered Direct Offering

On May 30, 2022, the Company entered into the RD Purchase Agreement with the Purchaser named therein, pursuant to which the Company agreed to issue and sell, in a registered direct offering (the “Offering”), 844,613 shares of its common stock at price of $1.39 per share, and pre-funded warrants to purchase up to an aggregate of 7,788,480 shares of common stock (the “Pre-Funded Warrants” and the shares of common stock underlying the Pre-Funded Warrants, the “Warrant Shares”). The purchase price of each Pre-Funded Warrant is equal to the price at which a share of common stock was sold to the public in the Offering, minus $0.0001, and the exercise price of each Pre-Funded Warrant is $0.0001 per share.

A holder (together with its affiliates) may not exercise any portion of the Pre-Funded Warrants to the extent the holder would own more than 9.99% of the Company’s outstanding common stock immediately after exercise, as such percentage ownership is determined in accordance with the terms of the Pre-Funded Warrant. The RD Purchase Agreement contains customary representations and warranties and agreements of the Company and the Purchaser and customary indemnification rights and obligations of the parties.

Private Placement

Also on May 30, 2022, concurrently with the Offering, the Company entered into the PIPE Purchase Agreement relating to the offering and sale (the “Private Placement”) of warrants to purchase up to a total of 9,900,990 shares of common stock and pre-funded warrants to purchase up to a total of 1,267,897 shares of common stock (the “PIPE Warrants”). Each warrant was sold at a price of $0.125 per underlying warrant share and is exercisable at an exercise price of $1.39 per share. The purchase price of each Pre-Funded Warrant was equal to the price at which a share of common stock was sold to the public in the Offering, minus $0.0001, and the exercise price of each prefunded warrant is $0.0001 per share.

In connection with the Private Placement, the Company entered into a Registration Rights Agreement with the Purchaser, dated as of June 2, 2022 (the “RRA”). Pursuant to the RRA, the Company was required to prepare and file a registration statement with the SEC no later than July 1, 2022, and to use its reasonable best efforts to have the registration statement declared effective as promptly as possible, subject to certain specified penalties if timely effectiveness is not achieved. The Company filed a registration statement on June 22, 2022 which became effective on July 5, 2022.

The Offering and the Private Placement closed on June 2, 2022. The net proceeds to the Company from the Offering and the Private Placement were approximately $14.9 million, after deducting fees and expenses. Subject to certain ownership limitations, the PIPE Warrants are exercisable upon issuance.
The Company has accounted for the common stock related to the Offering and Private Placement as equity on the accompanying consolidated balance sheets as of June 30, 2022. The amount allocated to common stock was $2.0 million. This allocation is equal to the total proceeds of $15.0 million less the amount allocated to Warrants of $12.9 million and is also net of the direct and incremental costs associated with the Offering and Private Placement of $0.1 million. The Black-Scholes pricing model was used to calculate the value of Warrants relating to the Offering and Private Placement.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
11.  Stock-Based Compensation
The Company recognized total stock-based compensation expense during the three and six months ended June 30, 2022 and 2021 as follows (table in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Service-based awards:
Restricted stock units	$26	$78	$37	$182
Stock option awards	72	344	272	735
	98	422	309	917
Performance-based awards:
Restricted stock awards	—	—	(391)	(390)
Stock option awards	—	11	—	(330)
	—	11	(391)	(720)
Total	$98	$433	$(82)	$197
Performance Based Restricted Stock
A summary of the Company’s restricted stock awards during the six months ended June 30, 2022 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2022	7,118	$62.70
Forfeited	(6,227)	$62.70
Unvested at June 30, 2022	891	$62.70
A summary of the Company’s restricted stock awards during the six months ended June 30, 2021 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2021	13,345	$62.70
Forfeited	(6,227)	$62.70
Unvested at June 30, 2021	7,118	$62.70
The fair value of restricted stock awards are measured based on their fair value on the date of grant and amortized over the vesting period of 20 months. As of June 30, 2022, unvested restricted stock awards of 891 were related to performance-based awards. The forfeited performance-based restricted stock awards of 6,227 was due to the resignation of the Company's Chief Development Officer on March 25, 2022. These forfeited awards reduced stock-based compensation expense by $0.4 million. As of June 30, 2021, unvested restricted stock awards of 7,118 were related to performance-based awards. The forfeited performance-based restricted stock awards of 6,227 was due to the termination of the Company's former Chief Science Officer on January 19, 2021. These forfeited awards reduced stock-based compensation expense by $0.4 million.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Service-Based Restricted Stock Units
A summary of the Company’s service-based restricted stock units during the six months ended June 30, 2022 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2022	29,289	$12.87
Granted	125,000	1.47
Vested	(23,515)	11.33
Forfeited	(5,774)	19.00
Unvested at June 30, 2022	125,000	$1.47

A summary of the Company’s service-based restricted stock units during the six months ended June 30, 2021 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2021	24,136	$28.60
Granted	28,186	9.90
Vested	(1,042)	52.91
Forfeited	(20,134)	26.18
Unvested at June 30, 2021	31,146	$12.87
The fair value of service based restricted stock units are measured based on their fair value on the date of grant and amortized over the vesting period. The vesting periods range from 1 to 3 years. Stock-based compensation expense of $25,554 and $37,417 was recognized for the three and six months ended June 30, 2022, respectively. Stock-based compensation expense of $0.1 million and $0.2 million was recognized for the three and six months ended June 30, 2021, respectively. As of June 30, 2022, the unrecognized stock-based compensation expense was $0.1 million, which is expected to be recognized over an estimated weighted average remaining term of less than 1 year.
Service-Based Stock Options
The fair value of the service-based stock options granted for the six months ended June 30, 2022 were based on the following assumptions:

June 30, 2022
Exercise price	$4.12
Expected stock price volatility	76.2%
Risk-free interest rate	1.98%
Term (years)	6.5

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
A summary of the Company’s service-based stock option activity for the six months ended June 30, 2022 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2022	528,591	$32.01	7.5	$—
Granted	909	4.07	9.5	—
Forfeited	(24,488)	15.00	—	—
Expired	(81,695)	83.32	—	—
Outstanding at June 30, 2022	423,317	$23.03	7.8	$—

Exercisable at June 30, 2022	227,412	$31.19	7.2	$—
A summary of the Company’s service-based stock option activity for the six months ended June 30, 2021 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2021	519,814	$50.05	6.6	$—
Granted	138,378	10.56	6.0	—
Forfeited	(25,251)	27.72	—	—
Expired	(115,141)	80.85	—	—
Outstanding at June 30, 2021	517,800	$33.77	7.8	$5,000

Exercisable at June 30, 2021	217,040	$57.75	5.8	$—
The aggregate intrinsic value in the table above is calculated as the difference between the closing price of the Company's common stock and the exercise price of the stock options that had strike prices below the closing price.
During the six months ended June 30, 2022, the Company granted stock options to purchase up to 909 shares of common stock to certain employees. During the six months ended June 30, 2022, 24,488 shares were forfeited and 81,695 shares expired. Forfeitures are recorded in the period of occurrence; compensation expense is adjusted accordingly.
Stock-based compensation expense recognized for service-based stock options was $0.1 million and $0.3 million for the three and six months ended June 30, 2022, respectively. Stock-based compensation expense recognized for service-based stock options was $0.3 million and $0.7 million for the three and six months ended June 30, 2021, respectively. As of June 30, 2022, total stock-based compensation expense related to unvested options not yet recognized totaled approximately $0.7 million, which is expected to be recognized over an estimated weighted average remaining term of 3.3 years.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
12.  Licensing Agreements
Product License Agreements
The Company is a party to a Licensing Agreement between the Company and Charak, LLC ("Charak") dated January 7, 2002 (the "2002 Agreement") that grants the Company exclusive worldwide rights to certain patents and information related to our TRIFERIC® product. On October 7, 2018, the Company entered into a Master Services and IP Agreement (the “Charak MSA”) with Charak and Dr. Ajay Gupta, a former Officer of the Company. Pursuant to the MSA, the parties entered into three additional agreements described below related to the license of certain soluble ferric pyrophosphate (“SFP”) intellectual property owned by Charak. As of June 30, 2022, the Company has accrued $77,900 relating to certain IP reimbursement expenses and certain sublicense royalty fees and is included within accrued liabilities on the condensed consolidated balance sheet.
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
The potential milestone payments are not yet considered probable, and no milestone payments have been accrued at June 30, 2022.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
13.  Leases
Rockwell leases its production facilities and administrative offices as well as certain equipment used in its operations including leases on transportation equipment used in the delivery of its products. The lease terms range from monthly to six years. Rockwell occupies a 51,000 square foot facility and a 17,500 square foot facility in Wixom, Michigan under a lease expiring in August 2024. Rockwell also occupies two other manufacturing facilities, a 51,000 square foot facility in Grapevine, Texas under a lease expiring in December 2025, and a 57,000 square foot facility in Greer, South Carolina under a lease expiring February 2023. In addition, Rockwell occupied 4,100 square feet of office space in Hackensack, New Jersey under a lease expiring on October 31, 2024. This lease was subleased on December 15, 2021 with an expiration date of October 31, 2024.
At June 30, 2022, the Company had operating and finance lease liabilities of $6.9 million and right-of-use assets of $6.7 million, which are included in the consolidated balance sheet.
At December 31, 2021, the Company had operating lease liabilities of $7.9 million and right-of-use assets of $7.7 million, which are included in the consolidated balance sheet.
The following summarizes quantitative information about the Company’s operating leases (table in thousands):

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Operating leases
Operating lease cost	$431	$432	$880	$851
Variable lease cost	92	90	187	192
Operating lease expense	523	522	1,067	1,043
Finance leases
Amortization of right-of-use assets	141	67	282	112
Interest on lease obligations	45	20	92	33
Finance lease expense	186	87	374	145
Short-term lease rent expense	4	4	8	8
Total rent expense	$713	$613	$1,449	$1,196

Other information
Operating cash flows from operating leases	$447	$428	$911	$853
Operating cash flows from finance leases	$45	$21	$92	$34
Financing cash flows from finance leases	$119	$56	$237	$93
Right of use assets exchanged for operating lease liabilities	$—	$1,476	$—	$3,371
Right of use assets exchanged for finance lease liabilities	$—	$316	$—	$777
Weighted-average remaining lease term – operating leases	3.2	3.5	3.2	3.5
Weighted-average remaining lease term – finance leases	4.9	5.5	4.9	5.5
Weighted-average discount rate – operating leases	6.3%	6.2%	6.3%	6.2%
Weighted-average discount rate – finance leases	6.4%	5.5%	6.4%	5.5%
Future minimum rental payments under operating lease agreements are as follows (in thousands):

	Operating	Finance
Year ending December 31, 2022 (remaining)	$861	$331
Year ending December 31, 2023	1,456	669
Year ending December 31, 2024	1,114	672
Year ending December 31, 2025	637	676
Year ending December 31, 2026	260	666
Remaining future payments	120	310
Total	$4,448	$3,324
Less present value discount	(420)	(470)
Operating and finance lease liabilities	$4,028	$2,854

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
14. Loan and Security Agreement

On March 16, 2020, the Company and Rockwell Transportation, Inc., as Borrowers, entered into a Loan and Security Agreement (the "Loan Agreement") with Innovatus Life Sciences Lending Fund I, LP ("Innovatus"), as collateral agent and the lenders party thereto, pursuant to which Innovatus, as a lender, agreed to make certain term loans to the Company in the aggregate principal amount of up to $35.0 million (the "Term Loans"). Funding of the first $22.5 million tranche was completed on March 16, 2020. The Company is no longer eligible to draw on a second tranche of $5.0 million or a third tranche of $7.5 million, which were tied to the achievement of certain milestones by a specific date. Net draw down proceeds were $21.2 million with closing costs of $1.3 million.
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

The Company is entitled to make interest-only payments for thirty months, or up to thirty-six months if certain conditions are met. The Term Loans will mature on March 16, 2025, and will bear interest at the greater of (i) Prime Rate (as defined in the Loan Agreement) and (ii) 4.75%, plus 4.00% with an initial interest rate of 8.75% per annum and an effective interest rate of 10.9%. The Company has the option, under certain circumstances, to add 1.00% of such interest rate amount to the then outstanding principal balance in lieu of paying such amount in cash. For the three months ended June 30, 2022 and 2021, interest expense amounted to $0.4 million and $0.6 million, respectively. For the six months ended June 30, 2022 and 2021, interest expense amounted to $0.8 million and $1.2 million, respectively.

The Loan Agreement is secured by all assets of the Company and Rockwell Transportation, Inc. Proceeds are used for working capital purposes. The Loan Agreement contains customary representations and warranties and covenants, subject to customary carve outs, and includes financial covenants related to liquidity and trailing twelve months sales of TRIFERIC®, with the latter beginning with the period ending December 31, 2020. The Company cannot assure you that we can maintain compliance with the covenants under our Loan Agreement, which may result in an event of default. The Company's ability to comply with these covenants may be adversely affected by events beyond its control. For example, the Loan Agreement contains certain financial covenants relating to sales and, as a result of the ongoing COVID-19 pandemic and its effect on the Company's sales activities, among other factors, the Company may not be able to satisfy such covenants in the future. If the Company is unable to comply with the covenants under the Loan Agreement, it would pursue all available cure options in order to regain compliance. However, the Company may not be able to mutually agree with Innovatus on appropriate remedies to cure a future breach of a covenant, which could give rise to an event of default. If the Company is unable to avoid an event of default, any required repayments could have an adverse effect on its liquidity.

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

As of June 30, 2022, the Company was in compliance with all covenants under the Loan Agreement.

As of June 30, 2022, the outstanding balance of the Term Loan was $15.5 million, net of unamortized issuance costs and discount of $1.0 million.

The following table reflects the schedule of principal payments on the Term Loan as of June 30, 2022 (in thousands):

Principal Payments
2022	$2,500
2023	6,000
2024	6,000
2025	2,000
$16,500

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
15. Insurance Financing Note Payable
On June 2, 2022, the Company entered into a short-term note payable for $1.5 million, bearing interest at 5.40% per annum to finance various insurance policies. Principal and interest payments related to this note began on July 3, 2022 and were paid on a straight-line amortization over 9 months with the final payment due on March 3, 2023. As of June 30, 2022, the Company's insurance note payable balance was $1.5 million.
16. Subsequent Events
On July 14, 2022, 952,897 Pre-Funded Warrants to purchase common stock pursuant the SPA entered into on May 30, 2022 were exercised. The exercise price of each Pre-Funded Warrant is $0.0001 per share and resulted in gross proceeds of $95.29 (See Note 10 for more detail on the SPA).
On July 14, 2022, the Company filed a Registration Statement on Form S-3 under the Securities Act of 1933 to register the shares of common stock underlying the shares of Series X Preferred Stock issued to DaVita on April 6, 2022 and June 16, 2022. The Form S-3 was declared effective by the SEC on July 22, 2022 (See Note 10 for more detail).
On August 10, 2022, 315,000 Pre-Funded Warrants to purchase common stock pursuant the SPA entered into on May 30, 2022 were exercised. The exercise price of each Pre-Funded Warrant is $0.0001 per share and resulted in gross proceeds of $31.50 (See Note 10 for more detail on the SPA).

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
While we believe our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which are based on information available to us on the date of this report or, if made elsewhere, as of the date made.  Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different.  Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed in this report, “Item 1A — Risk Factors” in our Form 10-K for the year ended December 31, 2021 and from time to time in our other reports filed with the SEC, including in this Form 10-Q.
Other factors not currently anticipated may also materially and adversely affect our results of operations, cash flow and financial position.  There can be no assurance future results will meet expectations.  Forward-looking statements speak only as of the date of this report and we expressly disclaim any intent to update or alter any statements whether as a result of new information, future events or otherwise, except as may be required by applicable law.
Overview
Rockwell Medical is a commercial healthcare company focused on providing life-sustaining products for patients suffering from blood disorders and diseases associated with the kidney. Rockwell is a revenue-generating business and the second largest supplier of acid and bicarbonate concentrates for dialysis patients in the United States. Hemodialysis is the most common form of end-stage renal disease treatment and is usually performed at a freestanding outpatient dialysis center, at a hospital-based outpatient center, or at the patient’s home.
We manufacture our hemodialysis concentrates under cGMP regulations at our three facilities in Michigan, Texas, and South Carolina totaling approximately 175,000 square feet, from which we deliver these products to dialysis clinics throughout the United States with our own delivery fleet as well as third parties. We also manufacture mixers that are used by clinics in our Iowa facility. Rockwell has developed a core expertise in manufacturing and delivering hemodialysis concentrates, and has built a longstanding reputation for reliability, quality, and excellent customer service.
Rockwell commercializes Triferic in the United States, an FDA-approved treatment indicated for the replacement of iron to maintain hemoglobin in adult patients with hemodialysis-dependent chronic kidney disease. Rockwell also has a number of partnerships with companies seeking to develop and commercialize Triferic outside the United States. Rockwell is working closely with these partners to progress these programs.
We have an emerging portfolio of drug development candidates we are pursuing. Rockwell is developing a next-generation, proprietary parenteral iron technology platform, Ferric Pyrophosphate Citrate (“FPC”). We believe our FPC platform has several advantages over other parenteral iron therapies by immediately providing bioavailable iron for critical body processes once it is administered. Rockwell plans to move product candidates derived from this platform into the clinic to treat iron-deficiency anemia in the home infusion setting and for acute heart failure.
Together, with our dedicated employees and deep expertise in manufacturing and logistics and pharmaceutical development and commercialization, We believe Rockwell is well-positioned to realize sustainable business growth and support our mission to provide life-sustaining products for patients suffering from blood disorders and diseases associated with the kidney.
Strategy Overview and Portfolio Evolution
Rockwell’s strategy is to accelerate the Company’s growth by creating and developing pharmaceutical products based on our FPC technology for disease states where patients can benefit the most from an effective treatment for iron deficiency or iron deficiency anemia, while concurrently refining our concentrates dialysis business to drive incremental growth and efficiencies. We plan to leverage and build on the foundation provided by our current dialysis business serving kidney dialysis centers by developing a pipeline of additional potential drug therapies in multiple disease states outside of nephrology.
Concentrates Business: Rockwell is the second largest supplier of life-sustaining hemodialysis concentrate products to dialysis clinics in the United States. Our concentrate products are used to sustain patient lives by removing toxins and balancing electrolytes in a dialysis patient’s bloodstream. A key element of our dialysis business strategy going forward is to improve the strength of our concentrates business. We believe that we can achieve this by creating efficiencies, enhancing our manufacturing and transportation operations, and fully recouping manufacturing and shipping expenses to drive profitability.
To date, our concentrates business has operated at a loss. This loss has accelerated due to inflation, which has increased our manufacturing and operating costs. We undertook discussions with our largest customers to renegotiate our existing supply contracts to improve the profitability of this business line. On April 6, 2022, we amended our agreement with our long-time partner, DaVita, Inc. ("DaVita"), a leading provider of kidney care, to enable us to stabilize our concentrates business. The amended agreement provides a stronger financial arrangement which encompasses pricing, cost share, cost cutting, and joint efforts to improve supply chain, all of which is intended to drive Rockwell’s concentrates business to operate profitably in the future. In addition to the amended agreement, DaVita invested $15 million in preferred stock in two equal tranches. The first tranche of $7.5 million was funded on April 7, 2022. The second tranche of $7.5 million was funded on June 16, 2022. We are reviewing our entire supply chain to identify opportunities for improvement, prioritizing initiatives that will have the largest impact on long-term efficiency, profitability, and growth.
TRIFERIC®: Our first two branded products from our FPC platform, TRIFERIC® (dialysate) and TRIFERIC® AVNU (intravenous, “IV”), are used to maintain hemoglobin in patients undergoing hemodialysis. We began commercializing TRIFERIC® and TRIFERIC® AVNU in the United States in the second half of 2019 and in early 2021, respectively. In April 2021, we received marketing approval for TRIFERIC® AVNU from Health Canada for the replacement of iron to maintain hemoglobin in adult patients with hemodialysis-dependent chronic kidney disease, which is the first international regulatory approval for our intravenous therapy. In 2021, due to restrictions from the Covid pandemic and following our assessment of our strategic priorities and development strategy, we scaled back our commercial organization and began seeking a commercial partner for the United States market. We are also seeking to partner with established local and regional pharmaceutical companies for regulatory approval and commercialization in markets outside of the United States.
Our strategy for growth includes the expansion of TRIFERIC® sales outside the United States by licensing it to key partners for development and/or commercialization. Partnering in these regions allows us to better leverage the development, regulatory, commercial presence and expertise of business partners to increase sales of our products throughout the world. To date, we have established partnerships in China, India, Korea, Turkey, Peru and Chile. We continue to pursue international licensing opportunities in other countries and regions.
FPC Platform and Home Infusion: Our strategy going forward is to go beyond our foundational business in dialysis by leveraging the pre-clinical and clinical data from the development of TRIFERIC® in new therapeutic settings such as home infusion. We believe the home infusion setting represents a natural pathway to expand our FPC platform as many of the patients suffer from chronic diseases associated with the development of iron deficiency and anemia.
The number of patients served by home infusion therapy grew from approximately 800,000 in 2010 to over 3,000,000 in 2019 and is projected to accelerate in the wake of COVID-19. Many patient groups requiring home infusion therapies suffer from diseases that are associated with an incidence of iron deficiency and anemia. For example, it is estimated 40% to 55% of all home parenteral nutrition patients are iron deficient at any time. Based on pre-clinical data and clinical data in other therapeutic settings, we believe FPC may have distinct advantages over currently available iron replacement therapy options in the home infusion setting.
In late 2021, we filed an Investigational New Drug (“IND”) application with the United States Food and Drug Administration (“FDA”) for the treatment of iron deficiency anemia in patients, who are receiving medications in the home infusion setting. Based on feedback received from the FDA, and subject to having sufficient working capital resources, we have made plans to launch a Phase II clinical trial in the first half of 2023 to confirm the dose and duration of FPC treatment. We would expect to have top-line data from the trial approximately 12 to 18 months following commencement of the trial. In the interim, we continue to assess our strategic priorities and rationalizing our development strategy based on risk profiles of each opportunity.
Pipeline Development: In our research and development pipeline, Rockwell is exploring FPC’s impact on the treatment of hospitalized acute heart failure patients, which affects more than one million people in the United States annually Clinical improvement in heart failure has already been demonstrated in an outpatient [chronic] setting with large macromolecular forms of intravenous iron. We believe FPC may improve cardiac energetics during hospitalization by delivering rapidly bioavailable iron to the heart. This effect could help patients recover faster potentially resulting in shorter hospital stays and fewer 30-day re-admissions. If realized, these outcomes could translate into a meaningful reduction in healthcare costs and human suffering.

Reverse Stock Split
On May 9, 2022, the stockholders of the Company authorized our Board of Directors to effect a reverse stock split of all outstanding shares of common stock, warrants and options. The Board of Directors subsequently approved the implementation of a reverse stock split as a ratio of one-for-eleven shares, which became effective on May 13, 2022. The Company’s outstanding stock options were also adjusted to reflect the one-for-eleven reverse stock split of the Company’s common stock. Outstanding stock options were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased. The reverse stock split resulted in an adjustment to the Series X convertible preferred stock conversion prices to reflect a proportional decrease in the number of shares of common stock to be issued upon conversion. All share and per share data in these condensed consolidated financial statements and related notes hereto have been retroactively adjusted to the account for the effect of the reverse stock split for the three- and six-month periods ended June 30, 2022 and 2021, respectively, and the balance sheet at June 30, 2022 and December 31, 2021.

Results of Operations for the Three Months Ended June 30, 2022 and 2021
The following table summarizes our operating results for the periods presented below (dollars in thousands):

	For the Three Months Ended June 30,
	2022	% of Revenue	2021	% of Revenue	% Change

Net Sales	$18,682		$15,137		23.4%
Cost of Sales	16,937	90.7%	15,399	101.7%	10.0
Gross (Loss) Profit	1,745	9.3	(262)	(1.7)	(766.0)

Research and Product Development	926	5.0	2,416	16.0	(61.7)
Selling and Marketing	526	2.8	1,468	9.7	(64.2)
General and Administrative	4,775	25.6	3,677	24.3	29.9
Operating Loss	$(4,482)	(24.0)%	$(7,823)	(51.7)%	(42.7)%
Net Sales
During the three months ended June 30, 2022, our net sales were $18.7 million compared to net sales of $15.1 million during the three months ended June 30, 2021. The increase of $3.5 million was primarily due to the restructuring of our supply contract with DaVita and increased pricing to other customers.
Gross Profit (Loss)
Cost of sales during the three months ended June 30, 2022 was $16.9 million, resulting in gross profit of $1.7 million during the three months ended June 30, 2022, compared to cost of sales of $15.4 million and a gross loss of $0.3 million during the three months ended June 30, 2021. Gross profit increased by $2.0 million primarily due to the restructuring of our supply contract with DaVita, a slight reduction of transportation costs due to efficiency initiatives being implemented and increased pricing to other customers. As a result, the Company expects an improvement in margins for the remainder of 2022.
Research and Product Development Expense
Research and product development expenses were $0.9 million and $2.4 million for the three months ended June 30, 2022 and 2021, respectively. Research and product development expenses decreased by $1.5 million due to the resignation of our Chief Development Officer and shifting our project timelines.
Selling and Marketing Expense
Selling and marketing expenses were $0.5 million during the three months ended June 30, 2022, compared with $1.5 million during the three months ended June 30, 2021. The decrease of $0.9 million is due to a decrease in marketing spend for our TRIFERIC® products and previous headcount reduction.
General and Administrative Expense
General and administrative expenses were $4.8 million during the three months ended June 30, 2022, compared with $3.7 million during the three months ended June 30, 2021. The increase of $1.1 million is due primarily to a one-time charge for the severance agreement for our former Chief Executive Officer and the accrual of estimated employee performance compensation.
Other Income (Expense)
Other income for the three months ended June 30, 2022 was negligible. Other income for the three months ended June 30, 2021 was $7,000, consisting primarily of interest income. Other expense for the three months ended June 30, 2022 was $0.5 million of interest expense related to our debt facility (see Note 14 to the condensed consolidated financial statements included elsewhere in this Form 10-Q for more information on our debt facility). Other expense for the three months ended June 30, 2021 was $0.6 million of interest expense related to our debt facility.

Results of Operations for the Six Months Ended June 30, 2022 and 2021
The following table summarizes our operating results for the periods presented below (dollars in thousands):

	For the Six Months Ended June 30,
	2022	% of Revenue	2021	% of Revenue	% Change

Net Sales	$34,806		$30,611		13.7%
Cost of Sales	33,846	97.2%	30,471	99.5%	11.1
Gross Profit	960	2.8	140	0.5	585.7

Research and Product Development	2,494	7.2	4,224	13.8	(41.0)
Selling and Marketing	981	2.8	3,319	10.8	(70.4)
General and Administrative	8,592	24.7	7,602	24.8	13.0
Operating Loss	$(11,107)	(31.9)%	$(15,005)	(49.0)%	(26.0)%
Net Sales
During the six months ended June 30, 2022, our net sales were $34.8 million compared to net sales of $30.6 million during the six months ended June 30, 2021. The increase of $4.2 million was primarily due to the restructuring of our supply contract with DaVita and increased pricing to other customers.
Gross Profit
Cost of sales during the six months ended June 30, 2022 was $33.8 million, resulting in gross profit of $1.0 million during the six months ended June 30, 2022, compared to cost of sales of a $30.5 million and a gross profit of $0.1 million during the six months ended June 30, 2021. Gross profit increased by $0.8 million primarily due to the restructuring of our supply contract with DaVita, a slight reduction of transportation costs due to efficiency initiatives being implemented and increased pricing to other customers.
Research and Product Development Expense
Research and product development expenses were $2.5 million for the six months ended June 30, 2022, compared with $4.2 million during the six months ended June 30, 2021. This decrease of $1.7 million is primarily due to the resignation of our Chief Development Officer and shifting our project timelines.
Selling and Marketing Expense
Selling and marketing expenses were $1.0 million during the six months ended June 30, 2022, compared with $3.3 million during the six months ended June 30, 2021. The decrease of $2.3 million is primarily due to a decrease in marketing spend for our TRIFERIC® products and previous headcount reductions.
General and Administrative Expense
General and administrative expenses were $8.6 million during the six months ended June 30, 2022, compared with $7.6 million during the six months ended June 30, 2021. The increase of $1.0 million is due primarily to a one-time charge related to the severance agreement for our former Chief Executive Officer and the accrual of estimated employee performance compensation.
Other Income (Expense)
Other income for the six months ended June 30, 2022 was $4,000, consisting primarily of interest income. Other income for the six months ended June 30, 2021 was $18,000, consisting primarily of interest income. Other expense for the six months ended June 30, 2022 was $1.0 million of interest expense related to our debt facility (see Note 14 for more information on our debt facility). Other expense for the six months ended June 30, 2021 was $1.2 million of interest expense related to our debt facility.

Liquidity and Capital Resources
As of June 30, 2022, we had approximately $30.8 million of cash and cash equivalents, and working capital of $28.7 million. Net cash used in operating activities for the six months ended June 30, 2022 was approximately $15.7 million.
On April 6, 2022, the Company and DaVita entered into an amendment (the "Amendment") to the Products Purchase Agreement, dated July 1, 2019, under which the Company supplies DaVita with certain dialysis concentrates. Under the Amendment, the Company and DaVita agreed to certain price increases, effective May 1, 2022, as well as the pass-through of certain inflationary costs, determined on a quarterly basis. The Amendment also requires the Company to implement certain cost containment and cost-cutting measures. The Amendment contains certain covenants with respect to the Company’s ongoing operations, including a minimum cash covenant of $10 million, or we will be in default under the Products Purchase Agreement. An event of default could result in termination of that agreement.
On April 6, 2022, the Company and DaVita entered into a Securities Purchase Agreement (the “SPA”), pursuant to which the Company issued $15 million of preferred stock to DaVita in two separate tranches. The Company initially issued 7,500 shares of a newly designated series of preferred stock, which is designated “Series X Convertible Preferred Stock” (the “Series X Preferred Stock”) for gross proceeds of $7.5 million. On June 15, 2022, the Company issued to DaVita an additional 7,500 shares of Series X Preferred Stock in a second closing (the “Second Tranche”) for an additional $7.5 million. The Second Tranche was conditioned upon the Company raising an additional $15 million in capital within a certain timeline, which took place on June 2, 2022.
On April 8, 2022, the Company entered into a sales agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (the “Agent”), pursuant to which the Company may offer and sell from time to time up to $12,200,000 of shares of Company’s common stock through the Agent. The offering and sale of such shares has been registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-259923) (the “Registration Statement”), which was originally filed with the Securities and Exchange Commission (“SEC”) on September 30, 2021 and declared effective by the SEC on October 8, 2021, the base prospectus contained within the Registration Statement, and a prospectus supplement that was filed with the SEC on April 8, 2022. As of June 30, 2022, the Company sold 7,500 shares of its common stock pursuant to the Sales Agreement for gross proceeds of $15,135, at a weighted average selling price of approximately $2.02. The Company paid $378 in commissions and offering fees. Approximately $12.2 million remains available for sale under the ATM facility. Under the RD Purchase Agreement and the PIPE Purchase Agreement discussed below, the Company has agreed not to make any sales under any at-the-market offering facility, including pursuant to the Sales Agreement, until at least January 1, 2023 (or until such later time when the Company is permitted to make additional sales under Instruction I.B.6 to Form S-3).
On May 30, 2022, the Company entered into a Securities Purchase Agreement (the “RD Purchase Agreement”) with the purchaser named therein (the “Purchaser”), pursuant to which the Company agreed to issue and sell, in a registered direct offering (the “Offering”), 844,613 shares of its common stock at price of $1.39 per share, and prefunded warrants to purchase up to an aggregate of 7,788,480 shares of common stock (the “Pre-Funded Warrants” and the shares of common stock underlying the Pre-Funded Warrants, the “Warrant Shares”). The purchase price of each Pre-Funded Warrant was equal to the price at which a share of common stock was sold to the public in the Offering, minus $0.0001, and the exercise price of each Pre-Funded Warrant is $0.0001 per share.
Also on May 30, 2022, concurrently with the Offering, the Company entered into a Securities Purchase Agreement with the Purchaser (the “PIPE Purchase Agreement”) relating to the offering and sale (the “Private Placement”) of warrants to purchase up to a total of 9,900,990 shares of common stock and pre-funded warrants to purchase up to a total of 1,267,897 shares of common stock (the “PIPE Warrants”). Each warrant was sold at a price of $0.125 per underlying warrant share and is exercisable at an exercise price of $1.39 per share. The purchase price of each Pre-Funded Warrant was equal to the price at which a share of common stock was sold to the public in the Offering, minus $0.0001, and the exercise price of each prefunded warrant is $0.0001 per share. The Offering and the Private Placement closed on June 2, 2022. The net proceeds to the Company from the Offering and the Private Placement were approximately $14.9 million, after deducting fees and expenses.
The Offering and the Private Placement closed on June 2, 2022. The net proceeds to the Company from the Offering and the Private Placement were approximately $14.9 million, after deducting fees and expenses.
Based on the currently available working capital, and capital raises described above, management believes the Company currently has sufficient funds to meet its operating requirements for at least the next twelve months from the date of the filing of this report.
The Company expects it will require additional capital to sustain its operations and make the investments it needs to execute its strategic plan in developing FPC for iron deficiency anemia in patients undergoing home infusion therapy and for progressing our pipeline development program of new indications for our FPC platform. If the Company attempts to obtain additional debt or equity financing, the Company cannot assume such financing will be available on favorable terms, if at all.
In addition, the Company is subject to certain covenants and cure provisions under our Loan Agreement with Innovatus. As of the date of this report, the Company is in compliance with all covenants (See Note 14 to the condensed consolidated financial statements included elsewhere in this Form 10-Q for more information on our debt facility).

The COVID-19 pandemic and resulting domestic and global disruptions, particularly in the supply chain and labor market, among other areas, have adversely affected our business and operations, including, but not limited to, our sales and marketing efforts and our research and development activities, our plant and transportation operations and the operations of third parties upon whom we rely. The Company's international business development activities may also continue to be negatively impacted by COVID-19.

The COVID-19 pandemic and the resulting global disruptions and recent inflationary pressures have caused significant volatility in financial and credit markets. Rockwell has utilized a range of financing methods to fund its operations in the past; however, current conditions in the financial and credit markets may limit the availability of funding, refinancing or increase the cost of funding. Due to the rapidly evolving nature of the global situation, it is not possible to predict the extent to which these conditions could adversely affect the Company's liquidity and capital resources in the future.

General
The actual amount of cash we will need to execute our business strategy is subject to many factors, including, but not limited to, the expenses and revenue associated with the commercial operations in the United States and internationally (with partners); the timing and magnitude of cash received from drug product sales; the timing and expenditures associated with the development programs including our FPC technology for home infusion and potentially acute heart failure; and the costs associated with our manufacturing and transportation operations related to our concentrate business.
We may elect to raise capital in the future through one or more of the following: (i) equity and debt raises through the equity and capital markets, though there can be no assurance we will be able to secure additional capital or funding on acceptable terms, or if at all; and (ii) strategic transactions, including potential alliances and collaborations focused on markets outside the United States, as well as potential combinations (including by merger or acquisition) or other corporate transactions.
We believe our ability to fund our activities in the long term will be highly dependent upon 1) our ability to execute on the development of the FPC platform for new therapies, 2) our ability to restructure our other significant commercial contract within our concentrate business, and 3) our ability to find a commercial partner to commercialize and increase adaptation of TRIFERIC® (dialysate) and TRIFERIC® AVNU. All of these strategies are subject to significant risks and uncertainties such that there can be no assurance we will be successful is achieving approval of FPC in a new therapeutic area, we will be successful in restructuring our commercial agreements in our concentrate business or we will be able to find a commercial partner and have sustained commercial success with TRIFERIC® (dialysate) and TRIFERIC® AVNU. If our planned clinical program is delayed or fails, if our other significant commercial contract in the concentrate business cannot be restructured in a way that is beneficial to Rockwell or if our ability to find a commercial partner for TRIFERIC® (dialysate) and/or TRIFERIC® AVNU fails, we may be forced to implement cost-saving measures that may potentially have a negative impact on our activities and potentially the results of our research and development programs. If we are unable to raise the required capital, we may be forced to curtail all of our activities and, ultimately, cease operations. Even if we are able to raise sufficient capital, such financings may only be available on unattractive terms, or result in significant dilution of stockholders’ interests and, in such event, the market price of our common stock may decline.
Cash Used in Operating Activities
Net cash used in operating activities was $15.7 million for the six months ended June 30, 2022 compared to net cash used in operating activities of $17.4 million for the six months ended June 30, 2021. The decrease in cash used from operating activities during the current period was primarily due to an increase in net income, offset by changes in current balance sheet accounts in the ordinary course of business of approximately $2.0 million, including a decrease of accounts payable of $1.6 million, an increase in net account receivable of $1.0 million and a decrease in other liabilities of $0.8 million.
Cash Provided by Investing Activities
Net cash provided by investing activities was $9.1 million during the six months ended June 30, 2022 compared to net cash used in investing activities of $1.1 million for the six months ended June 30, 2021. The net cash provided by investing activities during the six months ended June 30, 2022 was primarily due to sales and purchase of available-for-sale investments during the quarter. All investments available-for-sale have been liquidated as of June 30, 2022.
Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities was $24.1 million during the six months ended June 30, 2022 compared to the net cash provided by financing activities of nil for the six months ended June 30, 2021. The net cash provided during the six months ended June 30, 2022 was primarily due to multiple equity raises (See Note 10), offset by payments on the Company's debt and short term note payable.
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
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure material information required to be disclosed in our reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial disclosure. In designing and evaluating the disclosure controls and procedures, we recognized a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Management was required to apply its judgment in evaluating the cost‑benefit relationship of possible controls and procedures.
Under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of June 30, 2022.
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

PART II – OTHER INFORMATION
Item 1.  Legal Proceedings
We may be involved in certain routine legal proceedings from time to time before various courts and governmental agencies. We cannot predict the final disposition of such proceedings. We regularly review legal matters and record provisions for claims considered probable of loss. The resolution of these pending proceedings is not expected to have a material effect on our operations or consolidated financial statements in the period in which they are resolved.
Item 1A. Risk Factors

Our business is subject to various risks, including those described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2021 under "Item 1A - Risk Factors" except as noted below.

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

We may not be able to obtain the raw materials or packaging components we need, or the price of such materials or components may rise significantly, for a variety of reasons, including but not limited to:
•a business interruption, including a force majeure, cyber-attack, labor strike at a supplier, a COVID-related halt or slowdown of supply of raw materials or production of components;
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
Some of the suppliers for our raw materials or packaging components are single-source suppliers. If those suppliers were unable to supply us for any reason, including the reasons mentioned above, we could experience cost increases or supply interruptions. For example, we have had disputes with our API supplier for Triferic. In January 2022, we received an invoice for a penalty payment because we failed to meet certain minimum order requirements under our agreement with them. Any dispute that may arise could result in the termination of the supply agreement or loss of API that is stored at our supplier. We also experienced repeated batch failures as a result of quality issues at our other Triferic manufacturer and our packaging manufacturer has notified us that they will no longer supply packaging due to low volumes and our compliance requirements. Finding an alternative source can be expensive and take a substantial amount of time, especially when regulatory approval is required to qualify the supplier. If we are unable to obtain our raw materials and packaging components and are not able to establish alternative supply sources, or if the prices for such items increase substantially, our CMOs may not be able to produce the desired quantities of our drug products and our expected gross profit margins may be materially adversely affected.
Our drug and concentrate businesses are highly regulated, resulting in additional expense and risk of noncompliance that can materially and adversely affect our business, results of operations, financial position and cash flows.
Our businesses are highly regulated. The testing, manufacture, sale and delivery of the products we manufacture directly or through third party CMOs are subject to extensive regulation by the FDA and by other federal, state and foreign authorities, including, with respect to our transportation operations, the U.S. Department of Transportation. Before drug product candidates or medical devices, such as our concentrate products, can be commercially marketed in the United States, the FDA must give either premarket approval or 510(k) clearance. After a product is approved, regulatory authorities may impose significant restrictions on a product’s indicated uses or marketing or requirements for potentially costly post-marketing studies. Our drug products are subject to ongoing regulatory requirements for labeling, packaging, storage, advertising, promotion, sampling, record- keeping and reporting of safety and other post-market information. In addition, manufacturers and their facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to current cGMP and applicable state laws. As such, we and our CMOs are subject to continual review and periodic inspections to assess compliance with cGMP and state laws. For example, the FDA recently conducted a routine GMP inspection of one of our manufacturing facilities and issued Form FDA-483 report with four observations, for which the inspector classified Voluntary Action Indicated. The Company expects to submit a voluntary corrective action plan by August 24, 2022. While none of the findings were serious, management time and effort will be necessary for the correction and the FDA may not be satisfied with our response. Accordingly, we and our partners must continue to expend time, money and effort in all areas to achieve and maintain regulatory compliance. We are also required to report certain adverse reactions and production problems, if any, to applicable regulatory authorities and to comply with requirements concerning advertising and promotion for our drug products or product candidates.
If non-compliant inventory is sold or if a regulatory agency determines that we are not compliant with any applicable regulatory requirements, we may be subject to warnings from, or enforcement action by, state and federal government authorities, which may include penalties, fines, injunctions, recall or seizure of products, suspension of production, denial of future regulatory approvals, withdrawal or suspension of existing regulatory approvals, operating restrictions, injunctions and criminal prosecution. If regulatory sanctions are applied, the value of our Company and our operating results could be materially and adversely affected. For example, such actions could cause our customers to doubt the safety or efficacy of our products, which could adversely impact our business. Even a voluntary Class III recall, which is a recall of products for a defect that is unlikely to result in adverse health consequences, can have an adverse impact on the Company due to the costs of the recall or the reactions of customers. We recently conducted a Class III recall in our concentrates business due to the degradation of secondary seals on some of our bottles of concentrates, which consumed management time and effort. Our business could also be adversely affected by delays in obtaining necessary regulatory approvals and any restrictions placed by the FDA on our intended marketing or the use of our drug products.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
On August 12, 2022, the Board of Directors (the “Board”) of the Company completed a process to reclassify the membership of the Board’s three director classes in order to achieve a more equal apportionment of membership among the three director classes in accordance with the Company’s Certificate of Incorporation, as amended. Accordingly, effective August 12, 2022, John G. Cooper, a member of the Board, resigned from his position as a Class II Director (with a term expiring at the Company’s 2023 Annual Meeting of Stockholders). The Board accepted Mr. Cooper’s resignation and immediately reappointed him as a Class I Director with a term expiring at the Company’s 2025 Annual Meeting of Stockholders. Mr. Cooper will be nominated for election as Class I Director with a term expiring at the Company’s 2025 Annual Meeting of Stockholders. The resignation and reappointment of Mr. Cooper was effected for the purpose of achieving a more equal apportionment of membership among the Board’s three classes of directors, and for all other purposes, Mr. Cooper’s service on the Board is deemed to have continued uninterrupted.
Mr. Cooper continues to be appointed to the Compensation Committee, Audit Committee and Science and Technology Committee of the Board and there were no changes to any of Mr. Cooper’s compensation arrangements with or any compensation due to Mr. Cooper as a result of his resignation as a Class II Director and appointment as a Class I Director.

Item 6. Exhibits

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX
Exhibit No.	Description

3.1	Certificate of Amendment to Certificate of Incorporation of Rockwell Medical, Inc. related to the Reverse Stock Split, dated May 12, 2022 (Company’s Form 8-K filed May 13, 2022).

3.2	Certificate of Designation of Preferences, Rights and Limitations of Series X Convertible Preferred Stock (Company’s Form 8-K filed April 8, 2022).

4.1	Form of Pre-Funded Warrant (Exhibit 4.1 to the Company’s Form 8-K filed on June 2, 2022).

4.2	Form of PIPE Warrant (Exhibit 4.2 to the Company’s Form 8-K filed on June 2, 2022).

4.3	Form of PIPE Pre-Funded Warrant (Exhibit 4.3 to the Company’s Form 8-K filed on June 2, 2022).

10.1*	Securities Purchase Agreement, dated April 6, 2022, by and between the Company and DaVita, Inc. (Exhibit 10.1 to the Company’s Form 10-Q filed on May 16, 2022).

10.2 *#	Amendment One to Products Purchase Agreement, dated April 6, 2022, by and between the Company and DaVita, Inc. (Exhibit 10.2 to the Company’s Form 10-Q filed on May 16, 2022).

10.3	Sales Agreement, dated April 8, 2022, between Rockwell Medical, Inc. and Cantor Fitzgerald & Co. (Exhibit 1.1 to the Company’s Form 8-K filed on April 8, 2022).

10.4	RD Securities Purchase Agreement, dated May 30, 2022, by and between the Company and the Purchaser signatory therein (Exhibit 10.1 to the Company’s Form 8-K filed on June 2, 2022).

10.5	PIPE Securities Purchase Agreement, dated May 30, 2022, by and between the Company and the Purchaser signatory therein (Exhibit 10.2 to the Company’s Form 8-K filed on June 2, 2022).

10.6	Registration Rights Agreement, dated June 2, 2022, by and between the Company and the Holder signatory thereto (Exhibit 10.3 to the Company’s Form 8-K filed on June 2, 2022).

10.7*+	Employment Agreement, dated June 21, 2022, between Rockwell Medical, Inc. and Mark Strobeck.

10.8*+	Rockwell Medical, Inc. Amended and Restated 2018 Long Term Incentive Plan.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1**	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Database

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included as Exhibit 101)

*	Filed herewith
**	Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act
+	Indicates management contract or compensatory plan.
#
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

ROCKWELL MEDICAL, INC.
(Registrant)

Date: August 15, 2022	/s/ Mark Strobeck
Mark Strobeck, Ph.D. Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2022	/s/ Russell Skibsted
Russell Skibsted Chief Financial Officer (Principal Financial Officer)