Form 10-Q
period 2022-09-30
ROCKWELL MEDICAL, INC.
filed 2022-11-14
CIK 1041024

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
The number of shares of common stock outstanding as of November 11, 2022 was 11,632,673.

Rockwell Medical, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars In Thousands)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Cash and Cash Equivalents	$12,980	$13,280
Investments Available-for-Sale	14,584	9,158
Accounts Receivable, net	7,367	5,913
Inventory, net	5,020	4,076
Prepaid and Other Current Assets	2,407	2,861
Total Current Assets	42,358	35,288
Property and Equipment, net	2,264	2,486
Inventory, Non-Current	1,193	1,523
Right of Use Assets, net	6,928	7,737
Goodwill	921	921
Other Non-Current Assets	522	619
Total Assets	$54,186	$48,574
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts Payable	$3,051	$3,739
Accrued Liabilities	5,887	5,090
Lease Liability - Current	1,992	2,004
Deferred License Revenue - Current	2,164	2,171
Term Loan - Net of Issuance Costs	5,131	7,381
Insurance Financing Note Payable	1,006	437
Customer Deposits	107	144
Total Current Liabilities	19,338	20,966

Lease Liability - Long-Term	5,171	5,887
Term Loan, Net of Issuance Costs	8,962	13,186
Deferred License Revenue - Long-Term	4,565	5,986
Long Term Liability - Other	14	14
Total Liabilities	38,050	46,039

Stockholders’ Equity:
Preferred Stock, $0.0001 par value, 2,000,000 shares authorized; 15,000 and nil shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common Stock, $0.0001 par value; 170,000,000 shares authorized; 11,152,673 and 8,544,225 shares issued and outstanding at September 30, 2022 and December 31, 2021	1	1
Additional Paid-in Capital	402,480	372,562
Accumulated Deficit	(386,399)	(370,080)
Accumulated Other Comprehensive Income	54	52
Total Stockholders’ Equity	16,136	2,535
Total Liabilities and Stockholders’ Equity	$54,186	$48,574
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Shares and Per Share Amounts)

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021

Net Sales	$18,691	$15,988	$53,497	$46,599
Cost of Sales	17,914	16,317	51,760	46,788
Gross Profit (Loss)	777	(329)	1,737	(189)
Research and Product Development	469	1,221	2,963	5,445
Selling and Marketing	762	1,541	1,743	4,860
General and Administrative	3,254	3,881	11,845	11,483
Operating Loss	(3,708)	(6,972)	(14,814)	(21,977)

Other (Expense) Income
Realized Gain on Investments	—	—	4	(1)
Interest Expense	(476)	(609)	(1,497)	(1,772)
Interest Income	(6)	—	(10)	17
Total Other Expense	(482)	(609)	(1,503)	(1,756)

Net Loss	$(4,190)	$(7,581)	$(16,317)	$(23,733)

Basic and Diluted Net Loss per Share	$(0.40)	$(0.89)	$(1.75)	$(2.79)
Basic and Diluted Weighted Average Shares Outstanding	10,528,148	8,534,740	9,299,788	8,520,603
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands)

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021

Net Loss	$(4,190)	$(7,581)	$(16,317)	$(23,733)
Unrealized Gain (Loss) on Available-for-Sale Debt Instrument Investments	5	4	5	(4)
Foreign Currency Translation Adjustments	—	—	(3)	3
Comprehensive Loss	$(4,185)	$(7,577)	$(16,315)	$(23,734)
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in Thousands)

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS' (DEFICIT)
	SHARES	AMOUNT	SHARES	AMOUNT
Balance as of January 1, 2022	—	$—	8,544,225	$1	$372,562	$(370,080)	$52	$2,535
Net Loss	—	—	—	—	—	(7,162)	—	(7,162)
Foreign Currency Translation Adjustments	—	—	—	—	—	—	(1)	(1)
Stock-based Compensation	—	—	—	—	(179)	—	—	(179)
Balance as of March 31, 2022	—	$—	8,544,225	$1	$372,383	$(377,242)	$51	$(4,807)
Net Loss	—	—	—	—	—	(4,967)	—	(4,967)
Foreign Currency Translation Adjustments	—	—	—	—	—	—	(2)	(2)
Issuance of common stock, net of offering costs/Public Offering	—	—	844,613	—	14,893	—	—	14,893
Issuance of common stock, net of offering costs/At-the-Market Offering	—	—	7,500	—	15	—	—	15
Issuance of preferred stock, net of offering costs	15,000	—	—	—	14,916	—	—	14,916
Vesting of Restricted Stock Units Issued, net of taxes withheld	—	—	10,958	—	—	—	—	—
Stock-based Compensation and modification expense	—	—	—	—	97	—	—	97
Balance as of June 30, 2022	15,000	$—	9,407,296	$1	$402,304	$(382,209)	$49	$20,145
Net Loss	—	—	—	—	—	(4,190)	—	(4,190)
Unrealized Gain on Available-for-Sale Investments	—	—	—	—	—	—	5	5
Issuance of common stock, net of offering costs/Public Offering	—		1,745,377	—	—	—	—	—
Stock-based Compensation expense	—	—	—	—	176	—	—	176
Balance as of September 30, 2022	15,000	$—	11,152,673	$1	$402,480	$(386,399)	$54	$16,136

    The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in Thousands)

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS' EQUITY
	SHARES	AMOUNT	SHARES	AMOUNT
Balance as of January 1, 2021	—	$—	8,506,651	$1	$371,518	$(337,406)	$57	$34,170
Net Loss	—	—	—	—	—	(7,752)	—	(7,752)
Unrealized Loss on Available-for-Sale Investments	—	—	—	—	—	—	(7)	(7)
Foreign Currency Translation Adjustments	—	—	—	—	—	—	3	3
Stock-based Compensation	—	—	2,396	—	(236)	—	—	(236)
Balance as of March 31, 2021	—	$—	8,509,047	$1	$371,282	$(345,158)	$53	$26,178
Net Loss	—	—	—	—	—	(8,400)	—	(8,400)
Unrealized Loss on Available-for-Sale Investments	—	—	—	—	—	—	(1)	(1)
Vesting of Restricted Stock Units Issued, net of taxes withheld	—	—	19,260	—	(7)	—	—	(7)
Stock-based Compensation	—	—	—	—	433	—	—	433
Balance as of June 30, 2021	—	$—	8,528,307	$1	$371,708	$(353,558)	$52	$18,203
Net Loss	—	—	—	—	—	(7,581)	—	(7,581)
Unrealized Gain on Available-for-Sale Investments	—	—	—	—	—	—	4	4
Issued shares for services	—	—	14,090	—	107	—	—	107
Stock-based Compensation	—	—	—	—	361	—	—	361
Balance as of September 30, 2021	—	$—	8,542,397	$1	$372,176	$(361,139)	$56	$11,094
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
For the nine months ended September 30, 2022 and 2021

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021

Cash Flows From Operating Activities:
Net Loss	$(16,317)	$(23,733)
Adjustments To Reconcile Net Loss To Net Cash Used In Operating Activities:
Depreciation and Amortization	422	535
Stock-based Compensation	95	558
Increase in Inventory Reserves	307	89
Amortization of Right of Use Asset	1,518	1,312
Amortization of Debt Financing Costs and Accretion of Debt Discount	276	276
(Gain) Loss on Disposal of Assets	(3)	7
Realized (Gain) Loss on Sale of Investments Available-for-Sale	(4)	1
Foreign Currency Translation Adjustment	(3)	3
Changes in Assets and Liabilities:
Increase in Accounts Receivable, net	(1,454)	(1,865)
Increase in Inventory	(921)	(554)
Decrease in Prepaid and Other Assets	2,058	1,760
(Decrease) Increase in Accounts Payable	(688)	679
Decrease in Lease Liability	(1,435)	(1,266)
Increase (Decrease) in Other Liabilities	756	(825)
Decrease in Deferred License Revenue	(1,427)	(1,485)
Changes in Assets and Liabilities	(3,111)	(3,556)
Cash Used In Operating Activities	(16,820)	(24,508)
Cash Flows From Investing Activities:
Purchase of Investments Available-for-Sale	(17,389)	(19,107)
Sale of Investments Available-for-Sale	11,972	19,286
Purchase of Equipment	(197)	(408)
Cash Used In Investing Activities	(5,614)	(229)
Cash Flows From Financing Activities:
Payments on Debt	(6,750)	—
Payments on Short Term Note Payable	(941)	(656)
Proceeds from the Issuance of Common Stock	15,016	—
Offering Costs from the Issuance of Common Stock	(106)	—
Proceeds from the Issuance of Preferred Stock	15,000	—
Offering Costs from the Issuance of Preferred Stock	(85)	—
Proceeds from the Issuance of Common Stock for payment related to services provided	—	107
Repurchase of Common Stock to Pay Employee Withholding Taxes	—	(6)
Cash Provided by (Used In) Financing Activities	22,134	(555)

Decrease in Cash and Cash Equivalents	(300)	(25,292)
Cash and Cash Equivalents at Beginning of Period	13,280	48,682
Cash and Cash Equivalents at End of Period	$12,980	$23,390

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$1,261	$1,318
Supplemental Disclosure of Noncash Investing and Financing Activities:
Change in Unrealized Loss on Marketable Securities Available-for-Sale	$5	$(4)
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.  Description of Business
Rockwell Medical, Inc. (“Rockwell Medical,” “Rockwell,” or the “Company”) is a commercial healthcare company focused on providing life-sustaining products for patients suffering from blood disorders and diseases associated with the kidney. Rockwell is a revenue-generating business and the second largest supplier of acid and bicarbonate concentrates for dialysis patients in the United States. Hemodialysis is the most common form of end-stage kidney disease treatment and is usually performed at a freestanding outpatient dialysis center, at a hospital-based outpatient center, or in a patient’s home. This represents a large market opportunity for which Rockwell's products are well-positioned to meet the needs of patients.
Rockwell manufactures hemodialysis concentrates under cGMP regulations at its three facilities in Michigan, Texas, and South Carolina totaling approximately 175,000 square feet, and manufactures mixers in its Iowa facility. Rockwell delivers the majority of its hemodialysis concentrates products and mixers to dialysis clinics throughout the United States and internationally utilizing its own delivery trucks and third-party carriers. Rockwell has developed a core expertise in manufacturing and delivering hemodialysis concentrates, and has built a longstanding reputation for reliability, quality, and excellent customer service.
Rockwell has a proprietary parenteral iron product, TRIFERIC® (ferric pyrophosphate citrate, "FPC"), which is indicated to maintain hemoglobin in adult patients with hemodialysis-dependent chronic kidney disease. The Company has established several international partnerships with companies seeking to develop and commercialize TRIFERIC® outside the United States and is working closely with these international partners to develop and commercialize TRIFERIC® in their respective regions.
Rockwell continues to evaluate the viability of its FPC platform and FPC's potential to treat iron deficiency and iron deficiency anemia and for acute heart failure.
Rockwell’s strategy is focused on growing the Company's revenue-generating business, which currently includes hemodialysis concentrates and international partnerships for TRIFERIC® and achieving profitability in 2024 to put the Company in a stronger and more stable financial position.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
2.  Liquidity and Capital Resources
As of September 30, 2022, Rockwell had approximately $27.6 million of cash, cash equivalents and investments available-for-sale, and working capital of $23.0 million. Net cash used in operating activities for the nine months ended September 30, 2022 was approximately $16.8 million. Based on the currently available working capital and capital raises described below, management believes the Company currently has sufficient funds to meet its operating requirements for at least the next twelve months from the date of the filing of this report.
On April 6, 2022, the Company and DaVita, Inc. ("DaVita") entered into an amendment (the "Amendment") to the Products Purchase Agreement, dated July 1, 2019, under which the Company supplies DaVita with certain dialysis concentrates. Under the Amendment, the Company and DaVita agreed to certain price increases, effective May 1, 2022, as well as the pass-through of certain inflationary costs, determined on a quarterly basis. Certain costs are subject to a cap. The Amendment also requires the Company to implement certain cost containment and cost-cutting measures. The Amendment contains certain covenants with respect to the Company’s ongoing operations, including a minimum cash covenant of $10 million, or the Company will be in default under the Products Purchase Agreement. An event of default could result in termination of that agreement.
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
On April 8, 2022, the Company entered into a sales agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (the “Agent”), pursuant to which the Company may offer and sell from time to time up to $12,200,000 of shares of Company’s common stock through the Agent. The offering and sale of such shares has been registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-259923) (the “Registration Statement”), which was originally filed with the Securities and Exchange Commission (“SEC”) on September 30, 2021 and declared effective by the SEC on October 8, 2021, the base prospectus contained within the Registration Statement, and a prospectus supplement that was filed with the SEC on April 8, 2022. During the three months ended September 30, 2022, the Company did not make any sales pursuant to the Sales Agreement. Approximately $12.2 million remains available for sale under the ATM facility.
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
The Company may require additional capital to sustain its operations and make the investments it needs to execute its strategic plan. If the Company attempts to obtain additional debt or equity financing, the Company cannot assume such financing will be available on favorable terms, if at all.
Currently, because the Company's public float is less than $75 million, it is subject to the baby shelf limitations under its current registration statement on Form S-3, which limit the amount the Company may offer under the Form S-3. This could limit its ability to raise capital under this registration statement.

In addition, the Company is subject to certain covenants and cure provisions under its Loan Agreement with Innovatus. As of the date of this report, the Company is in compliance with all covenants (See Note 14 for further detail).

The COVID-19 pandemic and resulting domestic and global disruptions, particularly in the supply chain and labor market, among other areas, have adversely affected the Company's business and operations, including, but not limited to, its sales and marketing efforts and its research and development activities, its plant and transportation operations and the operations of third parties upon whom the Company relies. The Company's international business development activities may also continue to be negatively impacted by COVID-19.

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

The condensed consolidated balance sheet at September 30, 2022, condensed consolidated statements of operations for the three and nine months ended September 30, 2022 and 2021, condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2022 and 2021, condensed consolidated statement of changes in stockholders' equity for the three and nine months ended September 30, 2022 and 2021, and condensed consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021 are unaudited, but include all adjustments, consisting of normal recurring adjustments, the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022 or for any future interim period. The condensed consolidated balance sheet at December 31, 2021 has been derived from audited financial statements, however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2021 and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 as filed with the SEC on April 8, 2022. The Company’s consolidated subsidiaries consisted of its wholly-owned subsidiaries, Rockwell Transportation, Inc. and Rockwell Medical India Private Limited.

The accompanying condensed consolidated interim financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.
Reverse Stock Split
On May 9, 2022, the stockholders of the Company authorized the Board of Directors to effect a reverse stock split of all outstanding shares of common stock. The Board of Directors subsequently approved the implementation of a reverse stock split as a ratio of one-for-eleven shares, which became effective on May 13, 2022. The Company’s outstanding stock options were also adjusted to reflect the one-for-eleven reverse stock split of the Company’s common stock. Outstanding stock options were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased. The reverse stock split resulted in an adjustment to the Series X convertible preferred stock conversion prices to reflect a proportional decrease in the number of shares of common stock to be issued upon conversion. All share and per share data in these condensed consolidated financial statements and related notes hereto have been retroactively adjusted to account for the effect of the reverse stock split for the three and nine month periods ended September 30, 2022 and 2021, respectively, and the balance sheet at September 30, 2022 and December 31, 2021.
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
The following table sets forth the outstanding potentially dilutive securities that have been excluded from the calculation of diluted net loss per share for the nine months ended September 30, 2022 and 2021, respectively, because to do so would be anti-dilutive (in common equivalent shares):

	As of September 30,
	2022	2021
Options to purchase common stock	1,311,691	533,784
Unvested restricted stock awards	891	7,118
Unvested restricted stock units	125,000	31,116
Preferred stock conversion to common stock	1,363,636	—
Warrants to purchase common stock	17,507,268	2,402,442
Total	20,308,486	2,974,460
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
In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging— Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”, which simplifies the accounting for convertible instruments by eliminating the requirement to separate embedded conversion features from the host contract when the conversion features are not required to be accounted for as derivatives under Topic 815, Derivatives and Hedging, or do not result in substantial premiums accounted for as paid-in capital. By removing the separation model, a convertible debt instrument will be reported as a single liability instrument with no separate accounting for embedded conversion features. This new standard also removes certain settlement conditions required for contracts to qualify for equity classification and simplifies the diluted earnings per share calculations by requiring an entity use the if-converted method and the effect of potential share settlement be included in diluted earnings per share calculations. This new standard will be effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact of adopting this standard on the consolidated financial statements.

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
Drug and dialysis concentrates products are sold directly to dialysis clinics and to wholesale distributors in both domestic and international markets. Distribution and license agreements for which upfront fees are received are evaluated upon execution or modification of the agreement to determine if the agreement creates a separate performance obligation from the underlying product sales.  For all existing distribution and license agreements, the distribution and license agreement is not a distinct performance obligation from the product sales.  In instances where regulatory approval of the product has not been established and the Company does not have sufficient experience with the foreign regulatory body to conclude regulatory approval is probable, the revenue for the performance obligation is recognized over the term of the license agreement (over time recognition). Conversely, when regulatory approval already exists or is probable, revenue is recognized at the point in time control of the product transfers to the customer.
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
Disaggregation of revenue
Revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

In thousands of U.S. dollars ($)	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
Products By Geographic Area	Total	U.S.	Rest of World	Total	U.S.	Rest of World
Drug Revenues
Product Sales – Point-in-time	$193	$193	$—	$834	$561	$273
License Fee – Over time	65	—	65	192	—	192
Total Drug Products	258	193	65	1,026	561	465
Concentrates Products
Product Sales – Point-in-time	17,953	16,619	1,334	51,035	46,334	4,701
License Fee – Over time	480	480	—	1,436	1,436	—
Total Concentrate Products	18,433	17,099	1,334	52,471	47,770	4,701
Net Revenue	$18,691	$17,292	$1,399	$53,497	$48,331	$5,166

In thousands of U.S. dollars ($)	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
Products By Geographic Area	Total	U.S.	Rest of World	Total	U.S.	Rest of World
Drug Revenues
Product Sales – Point-in-time	$217	$217	$—	$656	$656	$—
License Fee – Over time	62	—	62	179	—	179
Total Drug Products	279	217	62	835	656	179
Concentrates Products
Product Sales – Point-in-time	15,224	13,541	1,683	44,308	39,768	4,540
License Fee – Over time	485	485	—	1,456	1,456	—
Total Concentrate Products	15,709	14,026	1,683	45,764	41,224	4,540
Net Revenue	$15,988	$14,243	$1,745	$46,599	$41,880	$4,719
Contract balances
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

In thousands of U.S. dollars ($)	September 30, 2022	December 31, 2021
Receivables, which are included in "Trade and other receivables"	$7,367	$5,913
Contract liabilities	$6,729	$8,157
There were no impairment losses recognized related to any receivables arising from the Company’s contracts with customers for the three and nine months ended September 30, 2022 and 2021.
For the three and nine months ended September 30, 2022 and September 30, 2021, the Company did not recognize any material bad-debt expense. There were no material contract assets recorded on the condensed consolidated balance sheet as of September 30, 2022 and December 31, 2021.  The Company does not generally accept returns of its concentrates products and no material reserve for returns of concentrates products was established as of September 30, 2022 or December 31, 2021.
The contract liabilities primarily relate to upfront payments and consideration received from customers that are received in advance of the customer assuming control of the related products
Transaction price allocated to remaining performance obligations
For the three and nine months ended September 30, 2022, revenue recognized from performance obligations related to prior periods was not material.
Revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, contracts where revenue is recognized as invoiced, and contracts with variable consideration related to undelivered performance obligations, totaled $6.7 million as of September 30, 2022. The amount relates primarily to upfront payments and consideration received from customers in advance of the customer assuming control of the related products. The Company applies the practical expedient in paragraph 606-10-50-14 and does not disclose information about remaining performance obligations having original expected durations of one year or less. The Baxter Agreement includes minimum commitments of product sales over the duration of the agreement. Unfulfilled minimum commitments related to the Baxter Agreement are product sales of $3.8 million as of September 30, 2022, which is amortized ratably through expiration of the Baxter Agreement on October 2, 2024.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
5.  Investments - Available-for-Sale
Investments available-for-sale consisted of the following as of September 30, 2022 and December 31, 2021 (table in thousands):

	September 30, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Accrued Interest	Fair Value
Available-for-Sale Securities
Bonds	$14,578	$6	$(1)	$1	$14,584

	December 31, 2021
	Amortized Cost	Unrealized Gain	Unrealized Loss	Accrued Interest	Fair Value
Available-for-Sale Securities
Bonds	$9,143	$1	$—	$14	$9,158
The fair value of investments available-for-sale are determined using quoted market prices from daily exchange-traded markets based on the closing price as of the balance sheet date and are classified as a Level 1 measurement under ASC 820 Fair Value Measurements.
As of September 30, 2022 and December 31, 2021, the amortized cost and estimated fair value of our available-for-sale securities were due within one year.
6.  Inventory
Components of inventory, net of reserves, as of September 30, 2022 and December 31, 2021 are as follows (table in thousands):

	September 30, 2022	December 31, 2021
Raw Materials	$4,074	$3,434
Work in Process	336	201
Finished Goods	1,803	1,964
Total	$6,213	$5,599
As of September 30, 2022, the Company classified $1.2 million of inventory as non-current, all of which was related to the active pharmaceutical ingredient and raw materials for TRIFERIC®. As of September 30, 2022, the total TRIFERIC® inventory net of reserve was $1.2 million.
The $1.2 million net value of TRIFERIC® inventory consisted of $0.3 million of TRIFERIC® API with an estimated useful life extending through 2023, and $0.9 million of raw materials for TRIFERIC® with an estimated useful life of 25 years.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
7.  Property and Equipment
As of September 30, 2022 and December 31, 2021, the Company’s property and equipment consisted of the following (table in thousands):

	September 30, 2022	December 31, 2021
Leasehold Improvements	$1,257	$1,204
Machinery and Equipment	5,985	5,864
Information Technology & Office Equipment	1,845	1,845
Laboratory Equipment	660	676
	9,747	9,589
Accumulated Depreciation	(7,483)	(7,103)
Property and Equipment, net	$2,264	$2,486
Depreciation expense for both the three months ended September 30, 2022 and 2021 was $0.1 million. Depreciation expense for nine months end September 30, 2022 and 2021 was $0.4 million and $0.5 million, respectively.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
8.  Accrued Liabilities
Accrued liabilities as of September 30, 2022 and December 31, 2021 consisted of the following (table in thousands):

	September 30, 2022	December 31, 2021
Accrued Research & Development Expense	$65	$366
Accrued Compensation and Benefits	3,006	1,791
Accrued Unvouchered Receipts	581	796
Accrued Workers Compensation	294	382
Other Accrued Liabilities	1,941	1,755
Total Accrued Liabilities	$5,887	$5,090
9.  Deferred Revenue
In October 2014, the Company entered into the Baxter Agreement, which has a term of 10 years and received an upfront fee of $20 million. The upfront fee was recorded as deferred revenue and is being recognized based on the proportion of product shipments to Baxter in each period, compared with total expected sales volume over the term of the Distribution Agreement. The Company recognized revenue of approximately $0.5 million and $1.4 million for the three and nine months ended September 30, 2022, respectively. The Company recognized revenue of approximately $0.5 million and $1.5 million for the three and nine month ended September 30, 2021, respectively. Deferred revenue related to the Baxter Agreement totaled $3.8 million as of September 30, 2022 and $5.2 million as of December 31, 2021.
In 2016, the Company entered into a distribution agreement with Wanbang (the "Wanbang Agreement") and received an upfront fee of $4.0 million. The upfront fee was recorded as deferred revenue and is being recognized as revenue based on the agreement term. The Company recognized revenue of approximately $0.1 million and $0.2 million during each of the three and nine months ended September 30, 2022 and 2021, respectively. Deferred revenue related to the Wanbang Agreement totaled $2.3 million as of September 30, 2022 and $2.5 million as of December 31, 2021.

In January 2020, the Company entered into license and supply agreements with Sun Pharma (the "Sun Pharma Agreements"), for the rights to commercialize TRIFERIC® (dialysate) (ferric pyrophosphate citrate) in India. In consideration for the license, the Company received an upfront fee of $0.1 million. The upfront fee was recorded as deferred revenue and is being recognized as revenue based on the agreement term. The Company recognized revenue of approximately $2,500 and $7,500 for each of the three and nine months ended September 30, 2022 and 2021, respectively. Deferred revenue related to the Sun Pharma Agreement totaled $72,500 and $80,000 as of September 30, 2022 and December 31, 2021, respectively.

In September 2020, the Company entered into a license and supply agreements with Jeil Pharma (the "Jeil Pharma Agreements"), for the rights to commercialize TRIFERIC® (dialysate) (ferric pyrophosphate citrate) in South Korea. In consideration for the license, the Company received an upfront fee of $0.2 million. In May 2022, Jeil Pharma obtained regulatory approval in South Korea and paid the Company $0.2 million in consideration of reaching the milestone. The upfront fee and milestone payments were recorded as deferred revenue and are being recognized as revenue based on the agreement term. The Company recognized revenue of $5,200 and $13,000 for the three and nine months ended September 30, 2022, respectively, and $2,500 and $7,500 for the three and nine months ended September 30, 2021, respectively. Deferred revenue related to the Jeil Pharma Agreement totaled approximately $0.4 million and $0.2 million as of September 30, 2022 and December 31, 2021 respectively.

In June 2021, the Company entered into license and supply agreements with Drogsan Pharma (the "Drogsan Agreements"), for the rights to commercialize TRIFERIC® (dialysate) and TRIFERIC® AVNU in Turkey. In consideration for the license, the Company received an upfront fee of $0.15 million. The upfront fee was recorded as deferred revenue and will be recognized as revenue based on the agreement term. The Company recognized revenue of $3,750 and $11,250 for each of the three and nine months ended September 30, 2022 and 2021, respectively. Deferred revenue related to the Drogsan Agreements totaled approximately $0.13 million and $0.15 million as of September 30, 2022 and December 31, 2021, respectively.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
10.  Stockholders’ Equity

Reverse Stock Split
On May 9, 2022, the stockholders of the Company authorized the Board of Directors to effect a reverse stock split of all outstanding shares of common stock. The Board of Directors subsequently approved the implementation of a reverse stock split as a ratio of one-for-eleven shares, which became effective on May 13, 2022. The Company’s outstanding stock options were also adjusted to reflect the one-for-eleven reverse stock split of the Company’s common stock. Outstanding stock options were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased.
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
As of September 30, 2022 and December 31, 2021, there were 2,000,000 shares of preferred stock, $0.0001 par value per share, authorized and 15,000 and nil shares of preferred stock issued and outstanding, respectively.
Common Stock
As of September 30, 2022 and December 31, 2021, there were 170,000,000 shares of common stock, $0.0001 par value per share, authorized and 11,152,673 and 8,544,225 shares issued and outstanding, respectively.
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

A total of 7,311,000 Pre-Funded Warrants remained outstanding as of September 30, 2022.
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

As of September 30, 2022 9,900,990 PIPE Warrants and no Pre-Funded PIPE Warrants remained outstanding.

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

The Company has accounted for the common stock related to the Offering and Private Placement as equity on the accompanying consolidated balance sheets as of September 30, 2022. The amount allocated to common stock was $2.0 million. This allocation is equal to the total proceeds of $15.0 million less the amount allocated to Warrants of $12.9 million and is also net of the direct and incremental costs associated with the Offering and Private Placement of $0.1 million. The Black-Scholes pricing model was used to calculate the value of Warrants relating to the Offering and Private Placement.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
11.  Stock-Based Compensation
The Company recognized total stock-based compensation expense during the three and nine months ended September 30, 2022 and 2021 as follows (table in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Service-based awards:
Restricted stock units	$46	$81	$84	$263
Stock option awards	130	315	401	1,050
	176	396	485	1,313
Performance-based awards:
Restricted stock awards	—	—	(391)	(391)
Stock option awards	—	(35)	—	(364)
	—	(35)	(391)	(755)
Total	$176	$361	$94	$558
Performance Based Restricted Stock
A summary of the Company’s restricted stock awards during the nine months ended September 30, 2022 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2022	7,118	$62.70
Forfeited	(6,227)	$62.70
Unvested at September 30, 2022	891	$62.70
A summary of the Company’s restricted stock awards during the nine months ended September 30, 2021 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2021	13,345	$62.70
Forfeited	(6,227)	$62.70
Unvested at September 30, 2021	7,118	$62.70
The fair value of restricted stock awards are measured based on their fair value on the date of grant and amortized over the vesting period of 20 months. As of September 30, 2022, unvested restricted stock awards of 891 were related to performance-based awards. The forfeited performance-based restricted stock awards of 6,227 was due to the resignation of the Company's Chief Development Officer on March 25, 2022. These forfeited awards reduced stock-based compensation expense by $0.4 million. As of September 30, 2021, unvested restricted stock awards of 7,118 were related to performance-based awards. The forfeited performance-based restricted stock awards of 6,227 was due to the termination of the Company's former Chief Science Officer on January 19, 2021. These forfeited awards reduced stock-based compensation expense by $0.4 million.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Service-Based Restricted Stock Units
A summary of the Company’s service-based restricted stock units during the nine months ended September 30, 2022 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2022	29,289	$12.87
Granted	125,000	1.47
Vested	(23,515)	11.33
Forfeited	(5,774)	19.00
Unvested at September 30, 2022	125,000	$1.47

A summary of the Company’s service-based restricted stock units during the nine months ended September 30, 2021 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2021	24,136	$28.60
Granted	28,186	9.90
Vested	(20,134)	26.18
Forfeited	(1,073)	52.91
Unvested at September 30, 2021	31,115	$12.87
The fair value of service based restricted stock units are measured based on their fair value on the date of grant and amortized over the vesting period. The vesting periods range from 1 to 3 years. Stock-based compensation expense of $46,193 and $83,607 was recognized for the three and nine months ended September 30, 2022, respectively. Stock-based compensation expense of $0.1 million and $0.3 million was recognized for the three and nine months ended September 30, 2021, respectively. As of September 30, 2022, the unrecognized stock-based compensation expense was $0.1 million, which is expected to be recognized over an estimated weighted average remaining term of less than 1 year.
Service-Based Stock Options
The fair value of the service-based stock options granted for the nine months ended September 30, 2022 were based on the following assumptions:

September 30, 2022
Exercise price	$1.28 - $1.66
Expected stock price volatility	76.2% - 78.5%
Risk-free interest rate	1.97% - 3.44%
Term (years)	5.5 - 6

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
A summary of the Company’s service-based stock option activity for the nine months ended September 30, 2022 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2022	528,591	$32.01	7.5	$—
Granted	898,659	1.49	5.5	—
Forfeited	(30,093)	15.11	—	—
Expired	(85,466)	82.09	—	—
Outstanding at September 30, 2022	1,311,691	$8.23	9.1	$—

Exercisable at September 30, 2022	243,973	$29.31	6.9	$—
A summary of the Company’s service-based stock option activity for the nine months ended September 30, 2021 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2021	519,814	$50.05	6.6	$—
Granted	170,197	9.79	6.0	—
Forfeited	(35,025)	25.30	—	—
Expired	(121,202)	78.76	—	—
Outstanding at September 30, 2021	533,784	$32.45	7.7	$—

Exercisable at September 30, 2021	230,858	$54.56	5.8	$—
The aggregate intrinsic value in the table above is calculated as the difference between the closing price of the Company's common stock and the exercise price of the stock options that had strike prices below the closing price.
During the nine months ended September 30, 2022, the Company granted stock options to purchase up to 898,659 shares of common stock to certain employees. During the nine months ended September 30, 2022, 30,093 shares were forfeited and 85,466 shares expired. Forfeitures are recorded in the period of occurrence; compensation expense is adjusted accordingly.
Stock-based compensation expense recognized for service-based stock options was $0.1 million and $0.4 million for the three and nine months ended September 30, 2022, respectively. Stock-based compensation expense recognized for service-based stock options was $0.3 million and $1.0 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2022, total stock-based compensation expense related to unvested options not yet recognized totaled approximately $1.4 million, which is expected to be recognized over an estimated weighted average remaining term of 3.6 years.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
12.  Licensing Agreements
Product License Agreements
The Company is a party to a Licensing Agreement between the Company and Charak, LLC ("Charak") dated January 7, 2002 (the "2002 Agreement") that grants the Company exclusive worldwide rights to certain patents and information related to our TRIFERIC® product. On October 7, 2018, the Company entered into a Master Services and IP Agreement (the “Charak MSA”) with Charak and Dr. Ajay Gupta, a former Officer of the Company. Pursuant to the MSA, the parties entered into three additional agreements described below related to the license of certain soluble ferric pyrophosphate (“SFP”) intellectual property owned by Charak. As of September 30, 2022, the Company has accrued $85,400 relating to certain IP reimbursement expenses and certain sublicense royalty fees and is included within accrued liabilities on the condensed consolidated balance sheet.
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
The potential milestone payments are not yet considered probable, and no milestone payments have been accrued at September 30, 2022.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
13.  Leases
Rockwell leases its production facilities and administrative offices as well as certain equipment used in its operations including leases on transportation equipment used in the delivery of its products. The lease terms range from monthly to six years. Rockwell occupies a 51,000 square foot facility and a 17,500 square foot facility in Wixom, Michigan under a lease expiring in August 2024. Rockwell also occupies two other manufacturing facilities, a 51,000 square foot facility in Grapevine, Texas under a lease expiring in December 2025, and a 57,000 square foot facility in Greer, South Carolina under a lease expiring February 2026. In addition, Rockwell occupied 4,100 square feet of office space in Hackensack, New Jersey under a lease expiring on October 31, 2024. This lease was subleased on December 15, 2021 with an expiration date of October 31, 2024.
At September 30, 2022, the Company had operating and finance lease liabilities of $7.2 million and right-of-use assets of $6.9 million, which are included in the consolidated balance sheet.
At December 31, 2021, the Company had operating lease liabilities of $7.9 million and right-of-use assets of $7.7 million, which are included in the consolidated balance sheet.
The following summarizes quantitative information about the Company’s operating leases (table in thousands):

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Operating leases
Operating lease cost	$410	$457	$1,289	$1,309
Variable lease cost	101	94	287	286
Operating lease expense	511	551	1,576	1,595
Finance leases
Amortization of right-of-use assets	141	73	424	184
Interest on lease obligations	44	22	136	55
Finance lease expense	185	95	560	239
Short-term lease rent expense	5	4	14	12
Total rent expense	$701	$650	$2,150	$1,846

Other information
Operating cash flows from operating leases	$427	$444	$1,338	$1,298
Operating cash flows from finance leases	$44	$22	$136	$56
Financing cash flows from finance leases	$121	$59	$359	$152
Right of use assets exchanged for operating lease liabilities	$768	$718	$768	$4,089
Right of use assets exchanged for finance lease liabilities	$—	$588	$—	$1,365
Weighted-average remaining lease term – operating leases	3.2	3.7	3.2	3.7
Weighted-average remaining lease term – finance leases	4.7	5.5	4.7	5.5
Weighted-average discount rate – operating leases	6.4%	6.3%	6.4%	6.3%
Weighted-average discount rate – finance leases	6.4%	5.9%	6.4%	5.9%
Future minimum rental payments under operating lease agreements are as follows (in thousands):

	Operating	Finance
Year ending December 31, 2022 (remaining)	$434	$165
Year ending December 31, 2023	1,692	669
Year ending December 31, 2024	1,404	672
Year ending December 31, 2025	937	676
Year ending December 31, 2026	310	666
Remaining future payments	120	311
Total	$4,897	$3,159
Less present value discount	(467)	(426)
Operating and finance lease liabilities	$4,430	$2,733

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

The Company is entitled to make interest-only payments for thirty months, or up to thirty-six months if certain conditions are met. The Term Loans will mature on March 16, 2025, and will bear interest at the greater of (i) Prime Rate (as defined in the Loan Agreement) and (ii) 4.75%, plus 4.00% with an initial interest rate of 8.75% per annum and an effective interest rate of 10.9%. The Company has the option, under certain circumstances, to add 1.00% of such interest rate amount to the then outstanding principal balance in lieu of paying such amount in cash. For the three months ended September 30, 2022 and 2021, interest expense amounted to $0.4 million and $0.6 million, respectively. For the nine months ended September 30, 2022 and 2021, interest expense amounted to $1.2 million and $1.8 million, respectively.

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

As of September 30, 2022, the Company was in compliance with all covenants under the Loan Agreement.

As of September 30, 2022, the outstanding balance of the Term Loan was $14.1 million, net of unamortized issuance costs and discount of $0.9 million.

The following table reflects the schedule of principal payments on the Term Loan as of September 30, 2022 (in thousands):

Principal Payments
2022	$1,000
2023	6,000
2024	6,000
2025	2,000
$15,000

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
15. Insurance Financing Note Payable
On June 2, 2022, the Company entered into a short-term note payable for $1.5 million, bearing interest at 5.40% per annum to finance various insurance policies. Principal and interest payments related to this note began on July 3, 2022 and were paid on a straight-line amortization over 9 months with the final payment due on March 3, 2023. As of September 30, 2022, the Company's insurance note payable balance was $1.0 million.
16. Subsequent Events
On October 28, 2022, 480,000 Pre-Funded Warrants to purchase common stock pursuant the SPA entered into on May 30, 2022 were exercised. The exercise price of each Pre-Funded Warrant is $0.0001 per share and resulted in gross proceeds of $48.00 (See Note 10 for more detail on the SPA).
On November 9, 2022, Rockwell reacquired its distribution rights to its hemodialysis concentrates products from Baxter and has agreed to terminate the exclusive distribution agreement dated October 2, 2014. Exclusivity and other provisions associated with the distribution agreement terminated November 9, 2022 and the remaining operational elements of the agreement terminate December 31, 2022. Under the exclusive distribution agreement, Baxter distributed and commercialized Rockwell’s hemodialysis concentrates products and provided customer service and order delivery to nearly all United States customers. Following the reacquisition of these rights, Rockwell will now be able to sell its hemodialysis concentrates products to dialysis clinics throughout the United States and around the world.
Rockwell will pay Baxter a fee for the reacquisition of its distribution rights. This fee will be payable in two equal installments on January 1, 2023 and April 1, 2023. To ensure that customer needs continue to be met after January 1, 2023, Baxter and Rockwell are working closely together to transition customers’ purchases of Rockwell’s hemodialysis concentrates from Baxter to Rockwell.
On November 10, 2022, the Company entered into a Second Amendment to the Loan and Security Agreement (the “Second Amendment”) dated as of November 14, 2022 with Innovatus, which amended the Loan Agreement. Pursuant to the Second Amendment, the Company (i) shall prepay an aggregate principal amount of $5.0 million in Term Loans (as defined in the Loan Agreement) in one installment on November 14, 2022; (ii) shall pay interest only payments until September 2023 at which time will resume scheduled debt payments.
Separation of Chief Financial Officer
On November 10, 2022, the Board of Directors of Rockwell terminated the employment of Russell Skibsted as Chief Financial Officer of the Company, effective immediately. The termination of employment of Mr. Skibsted by the Company without cause entitles Mr. Skibsted to severance in accordance with the Employment Agreement, dated September 15, 2020, by and between the Company and Mr. Skibsted (the “Employment Agreement”). The severance benefits under the Employment Agreement are subject to the execution and non-revocation of a release of claims in favor of the Company. In connection with Mr. Skibsted’s termination, the Board of Directors appointed Mark Strobeck, the Company’s Chief Executive Officer, as interim principal financial officer.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and related notes in “Item 1. Condensed Consolidated Financial Statements”. References in this report to “Rockwell,” the “Company,” “we,” “our” and “us” are references to Rockwell Medical, Inc. and its subsidiaries.
Forward-Looking Statements
We make forward-looking statements in this report and may make such statements in future filings with the Securities and Exchange Commission, or SEC.  We may also make forward-looking statements in our press releases or other public or shareholder communications.  Our forward-looking statements are subject to risks and uncertainties and include information about our current expectations and possible or assumed future results of our operations. When we use words such as “may,” “might,” “will,” “should,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” “could,” “plan,” “potential,” “predict,” “forecast,” “project,” “intend,” or similar expressions, or make statements regarding our intent, belief, or current expectations, we are making forward-looking statements. Our forward looking statements also include, without limitation, statements about our liquidity and capital resources; our ability to continue as a going concern; our ability to develop Ferric Pyrophosphate Citrate (“FPC”) for other indications; our ability to successfully execute on our business strategy and development of new indications; our ability to raise additional capital; our ability to renegotiate certain terms of our supply contracts; our ability to successfully implement certain cost containment and cost-cutting measures; our ability to achieve profitability and statements regarding our anticipated future financial condition, operating results, cash flows and business plans.
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
Rockwell is a revenue-generating business and the second largest supplier of acid and bicarbonate concentrates for dialysis patients in the United States. Hemodialysis is the most common form of end-stage kidney disease treatment and is usually performed at a freestanding outpatient dialysis center, at a hospital-based outpatient center, or in a patient’s home. This represents a large market opportunity for which Rockwell's products are well-positioned to meet the needs of patients.
Rockwell manufactures hemodialysis concentrates under cGMP regulations at its three facilities in Michigan, Texas, and South Carolina totaling approximately 175,000 square feet, and manufactures mixers in its Iowa facility. Rockwell delivers the majority of its hemodialysis concentrates products and mixers to dialysis clinics throughout the United States and internationally utilizing its own delivery trucks and third-party carriers. Rockwell has developed a core expertise in manufacturing and delivering hemodialysis concentrates, and has built a longstanding reputation for reliability, quality, and excellent customer service.
Rockwell has a proprietary parenteral iron product, TRIFERIC® (ferric pyrophosphate citrate, "FPC"), which is indicated to maintain hemoglobin in adult patients with hemodialysis-dependent chronic kidney disease. While Rockwell has discontinued commercialization of TRIFERIC® in the United States, the Company has established several international partnerships with companies seeking to develop and commercialize TRIFERIC® outside the United States and is working closely with these international partners to develop and commercialize TRIFERIC® in their respective regions.
Rockwell continues to evaluate the viability of its FPC platform and FPC's potential to treat iron deficiency and iron deficiency anemia and for acute heart failure.
Rockwell’s strategy is focused on growing the Company's revenue-generating business, which currently includes hemodialysis concentrates and international partnerships for TRIFERIC® and achieving profitability in 2024 to put the Company in a stronger and more stable financial position.
Hemodialysis Concentrates Business: Rockwell is the second largest supplier of life-sustaining hemodialysis concentrates products to dialysis clinics in the United States. Our hemodialysis concentrates products are used to sustain a patient's life by removing toxins and balancing electrolytes in a dialysis patient’s bloodstream. A key element of our dialysis business strategy going forward is to improve the strength of our concentrates business. We believe we can achieve this by growing our business through the addition of new customers, expanding our territory coverage, increasing the efficiency by which Rockwell produces its products, and pricing our products appropriately to drive profitability.
Prior to the second quarter of 2022, Rockwell's concentrates business operated at a loss. This loss was accelerated due to inflation, which has increased our manufacturing and operating costs. We undertook discussions with our largest customers to renegotiate our existing supply contracts to improve the profitability of this business line. On April 6, 2022, we amended our agreement with our long-time partner, DaVita, Inc. ("DaVita"), a leading provider of kidney care, to enable us to stabilize our concentrates business. The amended agreement provides a stronger financial arrangement which encompasses pricing, cost share, cost cutting, and joint efforts to improve supply chain, all of which is intended to drive Rockwell’s concentrates business to operate profitably in the future. In addition to the amended agreement, DaVita invested $15 million in preferred stock in two equal tranches. The first tranche of $7.5 million was funded on April 7, 2022. The second tranche of $7.5 million was funded on June 16, 2022. We continue to review our entire supply chain to identify opportunities for improvement, prioritizing initiatives that will have the largest impact on long-term efficiency, profitability, and growth.
On November 9, 2022, Rockwell reacquired its distribution rights to its hemodialysis concentrates products from Baxter and has agreed to terminate the exclusive distribution agreement dated October 2, 2014. Exclusivity and other provisions associated with the distribution agreement terminated November 9, 2022 and the remaining operational elements of the agreement terminate December 31, 2022. Under the exclusive distribution agreement, Baxter distributed and commercialized Rockwell’s hemodialysis concentrates products in the United States and certain other countries. Rockwell manufactured all hemodialysis concentrates products and provided customer service and order delivery to nearly all U.S. customers. Following the reacquisition of these rights, Rockwell will now be able to sell its hemodialysis concentrates products directly to dialysis clinics throughout the United States and around the world. Additionally, Rockwell will now be able to independently price its products, eliminate costs associated with manufacturing covenants, improve manufacturing efficiencies, realize the full benefits from those improvements, and develop, in-license, or acquire new products to develop a broader kidney care products portfolio. This is expected to improve Rockwell's overall profitability and set the Company on a positive growth trajectory. Collectively, this affords Rockwell the opportunity to expand its leadership position within a large market opportunity, which currently is valued at $380 million and is anticipated to grow to approximately $500 million by 2026 in the United States alone.
Rockwell will pay Baxter a fee for the reacquisition of its distribution rights. This fee will be payable in two equal installments on January 1, 2023 and April 1, 2023. To ensure that customer needs continue to be met after January 1, 2023, Baxter and Rockwell are working closely together to transition customers’ purchases of Rockwell’s hemodialysis concentrates from Baxter to Rockwell.
TRIFERIC®: Our first two branded products from our FPC platform, TRIFERIC® (dialysate) and TRIFERIC® AVNU (intravenous), are indicated to maintain hemoglobin in patients undergoing hemodialysis. We began commercializing TRIFERIC® and TRIFERIC® AVNU in the United States in the second half of 2019 and in early 2021, respectively. In addition, Rockwell established six international partnerships to develop and commercialize TRIFERIC® in China, India, Korea, Turkey, Peru and Chile.
Rockwell undertook a strategic review of TRIFERIC®'s viability in the United States. TRIFERIC® was launched into a very competitive marketplace with well-entrenched products and a lack of consensus regarding unmet medical needs for dialysis patients with anemia. Due to its limited market adoption, unfavorable reimbursement, and absence of interest from other companies to license or acquire TRIFERIC® despite Rockwell's significant effort to partner the program, the Company discontinued its New Drug Applications (“NDAs”) for TRIFERIC® and TRIFERIC® AVNU in the United States. Sustaining
TRIFERIC® commercially in the United States resulted in a loss to Rockwell of approximately $2 million to $3 million, annually. The decision to discontinue the NDAs was not made lightly as the Company realizes the direct impact this action has on patients currently using the products. TRIFERIC® and its approved presentations were not discontinued for safety reasons.
Rockwell will continue to support its partners outside the United States. Rockwell has six international partnerships in China, India, Korea, Turkey, Peru, and Chile with organizations who have exclusive license agreements to develop and commercialize TRIFERIC® outside the United States.  Partnering in these regions allows us to better leverage the development, regulatory, commercial presence and expertise of business partners to increase sales of our products throughout the world. We believe there is still significant opportunity for TRIFERIC® internationally and will work diligently to support our partners, which requires minimal financial commitment from Rockwell and provides us with potential for near- and long-term revenue. We continue to pursue international licensing opportunities in other countries and regions.
Research and Development Pipeline:
FPC for Home Infusion is Rockwell's follow-up to TRIFERIC® and utilizes the FPC platform in the home infusion setting.
In late 2021, Rockwell filed an Investigational New Drug (“IND”) application with the United States Food and Drug Administration (“FDA”) for the treatment of iron deficiency anemia in patients, who are receiving medications in the home infusion setting. During the second quarter 2022, Rockwell provided the FDA with supplemental data to be used in Rockwell’s clinical studies and to clinically support the Company’s IND application for home infusion. The FDA placed this program on Clinical Hold and requested that additional data related to the microbiology and short-term stability of this formulation be provided to support the application. During the third quarter of 2022, Rockwell conducted a microbiological and short-term stability study of FPC for Home Infusion, in accordance with FDA guidance, to support the Company’s IND application. Preliminary results from the microbiology and short-term stability study indicated that the program would likely not meet the FDA’s requirements to support the IND application and would require significant capital expenditure and resources to support additional re-formulation work and conduct a Phase 2 study. As a result, Rockwell has put development work associated with FPC for Home Infusion on hold.
Rockwell is also exploring FPC’s impact on the treatment of hospitalized acute heart failure patients, which affects more than one million people in the United States annually. We believe that FPC may deliver rapidly bioavailable iron to the heart and improve cardiac energetics during hospitalization. This effect could help patients recover faster potentially resulting in shorter hospital stays and fewer 30-day re-admissions. If realized, these outcomes could translate into a meaningful reduction in healthcare costs and human suffering. Rockwell submitted a pre-IND meeting request to the FDA and expects to meet with the FDA before the end of this year. Depending on the feedback from FDA, Rockwell will determine the path forward for this program.

Reverse Stock Split
On May 9, 2022, the Company's stockholders authorized the Company's Board of Directors to effect a reverse stock split of all outstanding shares of common stock, warrants and options. The Board of Directors subsequently approved the implementation of a reverse stock split as a ratio of one-for-eleven shares, which became effective on May 13, 2022. The Company’s outstanding stock options were also adjusted to reflect the one-for-eleven reverse stock split of the Company’s common stock. Outstanding stock options were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased. The reverse stock split resulted in an adjustment to the Series X convertible preferred stock conversion prices to reflect a proportional decrease in the number of shares of common stock to be issued upon conversion. All share and per share data in these condensed consolidated financial statements and related notes hereto have been retroactively adjusted to the account for the effect of the reverse stock split for the three- and nine-month periods ended September 30, 2022 and 2021, respectively, and the balance sheet at September 30, 2022 and December 31, 2021.

Results of Operations for the Three Months Ended September 30, 2022 and 2021
The following table summarizes our operating results for the periods presented below (dollars in thousands):

	For the Three Months Ended September 30,
	2022	% of Revenue	2021	% of Revenue	% Change

Net Sales	$18,691		$15,988		16.9%
Cost of Sales	17,914	95.8%	16,317	102.1%	9.8
Gross Profit (Loss)	777	4.2	(329)	(2.1)	(336.2)

Research and Product Development	469	2.5	1,221	7.6	(61.6)
Selling and Marketing	762	4.1	1,541	9.6	(50.6)
General and Administrative	3,254	17.4	3,881	24.3	(16.2)
Operating Loss	$(3,708)	(19.8)%	$(6,972)	(43.6)%	(46.8)%
Net Sales
During the three months ended September 30, 2022, our net sales were $18.7 million compared to net sales of $16.0 million during the three months ended September 30, 2021. The increase of $2.7 million was primarily due to the restructuring of our supply contract with DaVita and increased pricing to other customers.
Gross Profit (Loss)
Cost of sales during the three months ended September 30, 2022 was $17.9 million, resulting in gross profit of $0.8 million during the three months ended September 30, 2022, compared to cost of sales of $16.3 million and a gross loss of $0.3 million during the three months ended September 30, 2021. Gross profit increased by $1.1 million primarily due to the restructuring of our supply contract with DaVita and increased pricing to other customers. As a result, the Company expects an improvement in margins for the remainder of 2022.
Research and Product Development Expense
Research and product development expenses were $0.5 million and $1.2 million for the three months ended September 30, 2022 and 2021, respectively. Research and product development expenses decreased by $0.7 million due to greater cash management over project costs, a reduction in headcount and shifting our project timelines as noted above in the "Overview and Recent Developments" section above.
Selling and Marketing Expense
Selling and marketing expenses were $0.8 million during the three months ended September 30, 2022, compared with $1.5 million during the three months ended September 30, 2021. The decrease of $0.7 million is due to reduced marketing spend for our TRIFERIC® products and previous headcount reduction. See "Overview and Recent Developments" for more detail.
General and Administrative Expense
General and administrative expenses were $3.3 million during the three months ended September 30, 2022, compared with $3.9 million during the three months ended September 30, 2021. The decrease is primarily due to greater cash management and the reduced usage of outside agencies.
Other Income (Expense)
Other income for the three months ended September 30, 2022 and 2021 was negligible. Other expense for the three months ended September 30, 2022 was $0.5 million of interest expense related to our debt facility (see Note 14 to the condensed consolidated financial statements included elsewhere in this Form 10-Q for more information on our debt facility). Other expense for the three months ended September 30, 2021 was $0.6 million of interest expense related to our debt facility.

Results of Operations for the Nine Months Ended September 30, 2022 and 2021
The following table summarizes our operating results for the periods presented below (dollars in thousands):

	For the Nine Months Ended September 30,
	2022	% of Revenue	2021	% of Revenue	% Change

Net Sales	$53,497		$46,599		14.8%
Cost of Sales	51,760	96.8%	46,788	100.4%	10.6
Gross Profit (Loss)	1,737	3.2	(189)	(0.4)	(1,019.0)

Research and Product Development	2,963	5.5	5,445	11.7	(45.6)
Selling and Marketing	1,743	3.3	4,860	10.4	(64.1)
General and Administrative	11,845	22.1	11,483	24.6	3.2
Operating Loss	$(14,814)	(27.7)%	$(21,977)	(47.2)%	(32.6)%
Net Sales
During the nine months ended September 30, 2022, our net sales were $53.5 million compared to net sales of $46.6 million during the nine months ended September 30, 2021. The increase of $6.9 million was primarily due to the restructuring of our supply contract with DaVita and increased pricing to other customers.
Gross Profit (Loss)
Cost of sales during the nine months ended September 30, 2022 was $51.8 million, resulting in gross profit of $1.7 million during the nine months ended September 30, 2022, compared to cost of sales of a $46.8 million and a gross loss of $0.2 million during the nine months ended September 30, 2021. Gross profit increased by $1.9 million primarily due to the restructuring of our supply contract with DaVita and increased pricing to other customers. As a result, the Company expects an improvement in margins for the remainder of 2022.
Research and Product Development Expense
Research and product development expenses were $3.0 million for the nine months ended September 30, 2022, compared with $5.4 million during the nine months ended September 30, 2021. This decrease of $2.4 million is primarily due to the resignation of our Chief Development Officer, headcount reductions, greater cash management over projects costs and shifting our project timelines as noted above in the "Overview and Recent Developments" section above.
Selling and Marketing Expense
Selling and marketing expenses were $1.7 million during the nine months ended September 30, 2022, compared with $4.9 million during the nine months ended September 30, 2021. The decrease of $3.2 million is primarily due to reduced marketing spend for our TRIFERIC® products and headcount reductions. See "Overview and Recent Developments" for more detail.
General and Administrative Expense
General and administrative expenses were $11.8 million during the nine months ended September 30, 2022, compared with $11.5 million during the nine months ended September 30, 2021. The increase of $0.3 million is due primarily to a one-time charge related to the severance agreement for our former Chief Executive Officer offset by reductions in the use of outside agencies.
Other Income (Expense)
Other income for the nine months ended September 30, 2022 and 2021 was $(10,000) and $17,000, respectively. Other expense for the nine months ended September 30, 2022 was $1.5 million of interest expense related to our debt facility (see Note 14 for more information on our debt facility). Other expense for the nine months ended September 30, 2021 was $1.8 million of interest expense related to our debt facility.

Liquidity and Capital Resources
As of September 30, 2022, we had approximately $27.6 million of cash, cash equivalents and investments available-for-sale, and working capital of $23.0 million. Net cash used in operating activities for the nine months ended September 30, 2022 was approximately $16.8 million.
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
On April 6, 2022, the Company and DaVita entered into a Securities Purchase Agreement (the “SPA”), pursuant to which the Company issued $15 million of preferred stock to DaVita in two separate tranches. The Company initially issued 7,500 shares of a newly designated series of preferred stock, which is designated “Series X Convertible Preferred Stock” (the “Series X Preferred Stock”) for gross proceeds of $7.5 million. On June 15, 2022, the Company issued to DaVita an additional 7,500 shares of Series X Preferred Stock in a second closing (the “Second Tranche”) for an additional $7.5 million. The Second Tranche was conditioned upon the Company raising an additional $15.0 million in capital within a certain timeline, which took place on June 2, 2022.
On April 8, 2022, the Company entered into a sales agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (the “Agent”), pursuant to which the Company may offer and sell from time to time up to $12,200,000 of shares of Company’s common stock through the Agent. The offering and sale of such shares has been registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the Company’s Registration Statement on Form S-3 (File No. 333-259923) (the “Registration Statement”), which was originally filed with the Securities and Exchange Commission (“SEC”) on September 30, 2021 and declared effective by the SEC on October 8, 2021, the base prospectus contained within the Registration Statement, and a prospectus supplement that was filed with the SEC on April 8, 2022. During the quarter ended September 30, 2022, no sales were made pursuant to the Sales Agreement. Approximately $12.2 million remains available for sale under the ATM facility. Under the RD Purchase Agreement and the PIPE Purchase Agreement discussed below, the Company has agreed not to make any sales under any at-the-market offering facility, including pursuant to the Sales Agreement, until at least January 1, 2023 (or until such later time when the Company is permitted to make additional sales under Instruction I.B.6 to Form S-3).
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
The Company may require additional capital to sustain its operations and make the investments it needs to execute its strategic plan. If the Company attempts to obtain additional debt or equity financing, the Company cannot assume such financing will be available on favorable terms, if at all.
In addition, the Company is subject to certain covenants and cure provisions under its Loan Agreement with Innovatus. As of the date of this report, the Company is in compliance with all covenants (See Note 14 to the condensed consolidated financial statements included elsewhere in this Form 10-Q for more information on our debt facility).

The COVID-19 pandemic and resulting domestic and global disruptions, particularly in the supply chain and labor market, among other areas, have adversely affected Rockwell's business and operations, including, but not limited to, the Company's sales and marketing efforts and its research and development activities, the Company's plant and transportation operations, and the operations of third parties upon whom Rockwell relies. The Company's international business development activities may also continue to be negatively impacted by COVID-19.

The COVID-19 pandemic and the resulting global disruptions and recent inflationary pressures have caused significant volatility in financial and credit markets. Rockwell has utilized a range of financing methods to fund its operations in the past; however, current conditions in the financial and credit markets may limit the availability of funding, refinancing, or increase the cost of funding. Due to the rapidly evolving nature of the global situation, it is not possible to predict the extent to which these conditions could adversely affect the Company's liquidity and capital resources in the future.

General
The actual amount of cash we will need to execute our business strategy is subject to many factors, including, but not limited to, the expenses and revenue associated with the commercial operations in the United States and internationally (with partners); the timing and magnitude of cash received from product sales; the timing and expenditures associated with the development programs including our FPC technology; and the costs associated with our manufacturing and transportation operations related to our concentrate business.
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
We believe our ability to fund our activities in the long term will be highly dependent upon 1) our ability to execute on the growth strategy of our hemodialysis concentrates business, 2) our ability to achieve profitability, and 3) our ability to identify, develop, in-license, or acquire new products in developing our renal care product portfolio. All of these strategies are subject to significant risks and uncertainties such that there can be no assurance we will be successful in achieving them. If we are unsuccessful in executing our business plan and we are unable to raise the required capital, we may be forced to curtail all of our activities and, ultimately, cease operations. Even if we are able to raise sufficient capital, such financings may only be available on unattractive terms, or result in significant dilution of stockholders’ interests and, in such event, the market price of our common stock may decline.
Cash Used in Operating Activities
Net cash used in operating activities was $16.8 million for the nine months ended September 30, 2022 compared to net cash used in operating activities of $24.5 million for the nine months ended September 30, 2021. The decrease in cash used from operating activities during the current period was primarily due to an increase in net income, offset by changes in current balance sheet accounts in the ordinary course of business of approximately $3.1 million, including an increase in net account receivable of $1.5 million, decrease in other assets of $2.1 million, decrease in lease liability of $1.4 million and decrease in deferred revenue of $1.4 million.
Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities was $5.6 million during the nine months ended September 30, 2022 compared to net cash used in investing activities of $0.2 million for the nine months ended September 30, 2021. The net cash provided by investing activities during the nine months ended September 30, 2022 was primarily due to sales and purchase of available-for-sale investments during the year.
Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities was $22.1 million during the nine months ended September 30, 2022 compared to the net cash used in financing activities of $0.6 million for the nine months ended September 30, 2021. The net cash provided during the nine months ended September 30, 2022 was primarily due to multiple equity raises (See Note 10), offset by payments on the Company's debt and short term note payable.
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
Under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2022. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective as of September 30, 2022.
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
Our reacquisition of distribution rights for our concentrates products from Baxter through the termination of our Exclusive Distribution Agreement has many attendant risks and may not result in the financial outcome we expect.
We recently terminated our Exclusive Distribution Agreement with Baxter and reacquired the distribution rights related to our concentrates products for Baxter’s portfolio of clinics. Our Distribution Agreement with Baxter enabled us to charge Baxter an amount above cost for our concentrates products, while limiting us to a capped percentage of sales for the transportation costs associated with delivering those products. When we assume full responsibility for selling and delivering our concentrates products to Baxter customers and any other customers we may add, we will bear all financial and other risk associated with the business. We may lose former Baxter customers if we need to increase the prices of our concentrates products due to rising costs or for other reasons. In addition, since we agreed to charge these customers a fixed cost through the transition period which ends on December 31, 2022 (and for a certain portfolio of customers, through March 31, 2023), we may lose money if those fixed costs do not cover our actual costs. We also may be unable to renegotiate unprofitable contracts with certain customers. Each of these scenarios could result in the business we reacquired generating less revenue or less profit than we expect and could adversely impact our financial condition or results of operations.
Unfavorable weather, economic conditions or supply shortages could adversely affect our business, financial condition or results of operations.
Our results of operations could be adversely affected by general weather conditions, as well as conditions in the United States and global economy and in the global financial markets. A severe weather or other geological event in our locations or those of our suppliers, or prolonged economic downturn or persistent inflation have and could continue to result in a variety of risks to our business, including our ability to recover our costs or to raise additional capital when needed on acceptable terms, if at all. In addition, weather-related events may jeopardize our ability to deliver our products as required by our contracts. For example, after Hurricane Ian severely damaged parts of the Florida Gulf Coast, many roads and bridges were destroyed. While we were able to make our deliveries after the storm, that may not always be the case. A weak or declining United States or global economy could also strain our suppliers, possibly resulting in supply disruption. In addition, due to macro-economic conditions in the global economy, there have been shortages in raw materials, parts and fuel that we need to run our business. Recently, our suppliers have experienced shortages in bicarbonate and acid, which are components of our dialysis concentrates, and parts needed for our equipment to make certain of our products. Diesel fuel is also in short supply in the United States and our delivery trucks run on diesel. While we have been able to minimize the impact of these disruptions to date, there can be no assurance that will continue. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
We have been and may continue to be affected materially and adversely by increases in raw material and transportation costs and may be unable to recover certain costs due to provisions in our material contracts.
A significant portion of our costs relates to chemicals and other raw materials and transportation, which such costs are out of our control, and we may not be able to recover a portion of such costs due to provisions in our material contracts with
Baxter and DaVita. The costs of chemicals and other raw materials are subject to price volatility based on supply and demand and are highly influenced by the overall level of economic activity in the United States and abroad.
These costs have tended to rise from year to year and are likely to continue to rise in the future. In the past year, raw materials costs have increased significantly, due to short supply and excess demand. Transportation also comprises a significant portion of our costs. We have been adversely affected by a general shortage in commercial truckers in the United States and significant increases in labor and fuel costs. In addition, as mentioned above, there is now a nationwide shortage of diesel fuel in the United States, which we use to run our delivery trucks. If that shortage is not rectified, the cost of diesel fuel could rise or diesel fuel could be unavailable and we would need to find another way to deliver our products to clinics. If we are unable to do so, we could be in breach of our contracts.
Our Product Purchase Agreement (“Product Agreement”) with DaVita provides for a fixed price to DaVita, with limited increases from year to year, regardless of the increases in raw materials costs. As a result, we have in the past been unable to fully recover our costs for the products we sell to DaVita (including transportation costs). This has had and could in the future have a material and adverse impact on our financial position. On April 6, 2022, we entered into an amendment to the Products Purchase Agreement under which we agreed to a price increase, effective May 1, 2022, as well as the pass-through of certain costs, determined on a quarterly basis. Certain costs are subject to a cap. If our costs exceed those caps, we may be unable to fully recover our costs or if costs increase in excess of an overall cap, the Products Purchase Agreement may be subject to termination by DaVita.
We expect that if we continue to be subject to the limitations in the agreements with our customers, the increasing costs may continue to negatively impact our profit margins and materially and adversely affect our financial position.
We may become the target of litigation, which is costly and time-consuming to defend.
We have in the past been subject to litigation and it is possible that legal proceedings could be brought against us in the future based upon decisions we make regarding our strategy or otherwise. Litigation can be costly and time-consuming and the results of complex legal proceedings are difficult to predict. These lawsuits assert types of claims that, if resolved against us, could give rise to substantial damages, and an unfavorable outcome or settlement of these lawsuits, or any future lawsuits, could have a material adverse effect on our business, financial condition, results of operations and/or stock price. Even if any future lawsuits are not resolved against us, the costs of defending such lawsuits may be material to our business and our operations. Moreover, these lawsuits may divert our Board and our management’s attention from the operation of our business.
Current and future legislation may increase the difficulty and cost for us, and any collaborators, to obtain marketing approval of and commercialize our drug candidates and affect the prices we, or they, may obtain.
Heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. We expect that additional state and federal healthcare reform measures will be adopted in the future, particularly in light of the new presidential administration, any of which could limit the amounts that federal and state governments will pay for healthcare therapies, which could result in reduced demand for our product candidates or additional pricing pressures. Most recently, on August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (“IRA”), which, among other provisions, included several measures intended to lower the cost of prescription drugs and related healthcare reforms. We cannot be sure whether additional legislation or rule making related to the IRA will be issued or enacted, or what impact, if any, such changes will have on the profitability of any of our drug candidates, if approved for commercial use, in the future.
Our revenue growth and profitability projections are based on various assumptions that may not come to fruition.
Our revenue growth and profitability projections are subject to many assumptions regarding our future operations, including that we are successful in expanding to new territories, that we successfully develop and launch new product offerings, that we are able to increase our prices to keep up with inflation, and that we do not experience significant disruptions to the manufacturing or distribution of our products, among other assumptions. If we are unsuccessful in one or more of those efforts, we may not be able to achieve our projected growth and profitability.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Amended Bylaws
On November 9, 2022, the Board of Directors of Rockwell adopted Amended and Restated Bylaws of the Company (the “Amended Bylaws”), effective immediately. The amendments effected through the Amended Bylaws address, among other things, (i) requirements and procedures for annual and special meetings of stockholders, (ii) advance notice requirements for stockholder submission of proposals and director nominations, and (iii) requirements regarding the information stockholders must submit and representations stockholders must make in connection with stockholder proposals and director nominations. The Amended Bylaws also effected certain other administrative, modernizing, clarifying, and conforming changes.
The foregoing general description of the Amended Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended Bylaws set forth in Exhibit 3.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.
Loan Agreement Amendment
On November 10, 2022, the Company entered into the Second Amendment to Loan and Security Agreement (the “Second Amendment”) dated as of November 14, 2022 with Innovatus, which further amended the Loan Agreement. Pursuant to the Second Amendment, the Company (i) shall prepay an aggregate principal amount of $5.0 million in Term Loans (as defined in the Loan Agreement) in one installment on November 14, 2022; (ii) shall pay interest only payments until September 2023 at which time will resume scheduled debt payments.
The foregoing general description of the Second Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Second Amendment set forth in Exhibit 10.3 to this Quarterly Report on Form 10-Q and incorporated herein by reference.
Baxter Termination
On November 9, 2022, Rockwell entered into a Distribution Termination and Acquisition Agreement with Baxter (the “Baxter Termination Agreement”) to reacquire full distribution rights to its hemodialysis concentrates products and has agreed to concurrently terminate the exclusive distribution agreement dated October 2, 2014. Rockwell will pay Baxter a nominal fee for the reacquisition of its distribution rights. This fee will be payable in two equal installments on January 1, 2023 and April 1, 2023. See Note 16 to the condensed consolidated financial statements included elsewhere in this Form 10-Q for more information on the agreement with Baxter.
The foregoing general description of the Baxter Termination Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Baxter Termination Agreement.
Separation of Chief Financial Officer
On November 10, 2022, the Board of Directors of Rockwell terminated the employment of Russell Skibsted as Chief Financial Officer of the Company, effective immediately. The termination of employment of Mr. Skibsted by the Company without cause entitles Mr. Skibsted to severance in accordance with the Employment Agreement, dated September 15, 2020, by and between the Company and Mr. Skibsted (the “Employment Agreement”). The severance benefits under the Employment Agreement are subject to the execution and non-revocation of a release of claims in favor of the Company. In connection with Mr. Skibsted’s termination, the Board of Directors appointed Mark Strobeck, the Company’s Chief Executive Officer, as interim principal financial officer.

Item 6. Exhibits

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX
Exhibit No.	Description

3.1 *	Amended and Restated Bylaws.

10.1 +*	Rockwell Medical, Inc. Short Term Incentive Plan.

10.2 +*	Rockwell Medical, Inc. Form of Stock Option Agreement.

10.3 *	Second Amendment to Loan and Security Agreement dated November 10, 2022 by and among the Company, Innovatus Life Sciences Lending Fund I, LP and the lenders party thereto.

31.1*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1**	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Database

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included as Exhibit 101)

*	Filed herewith
**	Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act
+	Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKWELL MEDICAL, INC.
(Registrant)

Date: November 14, 2022	/s/ Mark Strobeck
Mark Strobeck, Ph.D. Chief Executive Officer (Principal Executive Officer and Interim Financial Officer)