Form 10-Q
period 2023-03-31
ROCKWELL MEDICAL, INC.
filed 2023-05-15
CIK 1041024

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
The number of shares of common stock outstanding as of May 12, 2023 was 13,743,673.

Rockwell Medical, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars In Thousands)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Cash and Cash Equivalents	$10,894	$10,102
Investments Available-for-Sale	5,940	11,390
Accounts Receivable, net	6,021	6,259
Inventory	5,595	5,814
Prepaid and Other Current Assets	1,240	1,745
Total Current Assets	29,690	35,310
Property and Equipment, net	2,179	2,194
Inventory, Non-Current	1,276	1,276
Right of Use Assets-Operating, net	3,558	3,943
Right of Use Assets-Financing, net	2,326	2,468
Goodwill	921	921
Other Non-Current Assets	522	523
Total Assets	$40,472	$46,635
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts Payable	$5,202	$4,053
Accrued Liabilities	4,359	7,702
Lease Liability-Operating - Current	1,473	1,483
Lease Liability-Financing - Current	532	522
Deferred License Revenue - Current	259	1,731
Term Loan - Net of Issuance Costs	3,131	1,631
Insurance Financing Note Payable	—	503
Customer Deposits	114	66
Total Current Liabilities	15,070	17,691

Lease Liability-Operating - Long-Term	2,214	2,581
Lease Liability-Financing - Long-Term	1,950	2,088
Term Loan, Net of Issuance Costs	6,147	7,555
Deferred License Revenue - Long-Term	2,535	2,600
Long Term Liability - Other	14	14
Total Liabilities	27,930	32,529

Stockholders’ Equity:
Preferred Stock, $0.0001 par value, 2,000,000 shares authorized; 15,000 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Common Stock, $0.0001 par value; 170,000,000 shares authorized; 12,552,673 and 12,163,673 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	1	1
Additional Paid-in Capital	402,894	402,701
Accumulated Deficit	(390,509)	(388,759)
Accumulated Other Comprehensive Income	156	163
Total Stockholders’ Equity	12,542	14,106
Total Liabilities and Stockholders’ Equity	$40,472	$46,635
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Shares and Per Share Amounts)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022

Net Sales	$19,668	$16,124
Cost of Sales	17,069	16,910
Gross Profit (Loss)	2,599	(786)
Research and Product Development	278	1,567
Selling and Marketing	498	455
General and Administrative	3,250	3,818
Operating Loss	(1,427)	(6,626)

Other (Expense) Income
Realized Gain on Investments	—	4
Interest Expense	(387)	(540)
Interest Income	64	—
Total Other Expense	(323)	(536)

Net Loss	$(1,750)	$(7,162)

Basic and Diluted Net Loss per Share	$(0.10)	$(0.84)
Basic and Diluted Weighted Average Shares Outstanding	18,359,940	8,544,225
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022

Net Loss	$(1,750)	$(7,162)
Unrealized Loss on Available-for-Sale Debt Instrument Investments	(3)	—
Foreign Currency Translation Adjustments	(4)	(1)
Comprehensive Loss	$(1,757)	$(7,163)
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in Thousands)

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS' EQUITY
	SHARES	AMOUNT	SHARES	AMOUNT
Balance as of January 1, 2023	15,000	$—	12,163,673	$1	$402,701	$(388,759)	$163	$14,106
Net Loss	—	—	—	—	—	(1,750)	—	(1,750)
Unrealized Loss on Available-for-Sale Investments	—	—	—	—	—	—	(3)	(3)
Foreign Currency Translation Adjustments	—	—	—	—	—	—	(4)	(4)
Issuance of Common Stock upon exercise of Pre-Funded Warrants	—	—	389,000	—	—	—	—	—
Stock-based Compensation	—	—	—	—	193	—	—	193
Balance as of March 31, 2023	15,000	$—	12,552,673	$1	$402,894	$(390,509)	$156	$12,542

    The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in Thousands)

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS' EQUITY (DEFICIT)
	SHARES	AMOUNT	SHARES	AMOUNT
Balance as of January 1, 2022	—	$—	8,544,225	$1	$372,562	$(370,080)	$52	$2,535
Net Loss	—	—	—	—	—	(7,162)	—	(7,162)
Foreign Currency Translation Adjustments	—	—	—	—	—	—	(1)	(1)
Stock-based Compensation	—	—	—	—	(179)	—	—	(179)
Balance as of March 31, 2022	—	$—	8,544,225	$1	$372,383	$(377,242)	$51	$(4,807)
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
For the three months ended March 31, 2023 and 2022

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022

Cash Flows From Operating Activities:
Net Loss	$(1,750)	$(7,162)
Adjustments To Reconcile Net Loss To Net Cash Used In Operating Activities:
Depreciation and Amortization	160	138
Stock-based Compensation	193	(179)
Non-cash lease expense from Right of Use Asset	485	520
Amortization of Debt Financing Costs and Accretion of Debt Discount	92	92
Loss on Disposal of Assets	1	—
Realized Gain on Sale of Investments Available-for-Sale	—	(4)
Changes in operating Assets and Liabilities:
Accounts Receivable, net	238	(1,208)
Inventory	219	(1,455)
Prepaid and Other Assets	505	630
Accounts Payable	1,149	485
Lease Liability	(336)	(490)
Other Liabilities	(3,295)	(640)
Deferred License Revenue	(1,537)	(538)
Changes in operating Assets and Liabilities	(3,057)	(3,216)
Cash Used In Operating Activities	(3,876)	(9,811)
Cash Flows From Investing Activities:
Purchase of Investments Available-for-Sale	(2,053)	(2,810)
Sale of Investments Available-for-Sale	7,500	11,972
Purchase of Equipment	(145)	(29)
Cash Provided by Investing Activities	5,302	9,133
Cash Flows From Financing Activities:
Payments on Debt	—	(2,250)
Payments on Insurance Financing Note Payable	(503)	(437)
Payment on Financing Lease Liabilities	(128)	—
Cash Used In Financing Activities	(631)	(2,687)

Effect of exchange rate changes on cash	(3)	(1)

Increase (Decrease) in Cash and Cash Equivalents	792	(3,366)
Cash and Cash Equivalents at Beginning of Period	10,102	13,280
Cash and Cash Equivalents at End of Period	$10,894	$9,914

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$295	$461
Supplemental Disclosure of Noncash Investing and Financing Activities:
Change in Unrealized Loss on Marketable Securities Available-for-Sale	$(3)	$—
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.  Description of Business
Rockwell Medical, Inc. (the "Company", "Rockwell", "we", or "us") is a healthcare company that develops, manufactures, commercializes, and distributes a portfolio of hemodialysis products for dialysis providers worldwide.

Rockwell is a revenue-generating business and the second largest supplier of acid and bicarbonate concentrates for dialysis patients in the United States. Hemodialysis is the most common form of end-stage kidney disease treatment and is usually performed at freestanding outpatient dialysis centers, at hospital-based outpatient centers, at skilled nursing facilities, or in a patient’s home.

Rockwell provides the hemodialysis community with products controlled by a Quality Management System regulated by the U.S. Food and Drug Administration ("FDA"). Rockwell is ISO 13485 Certified and adheres to current Good Manufacturing Practices ("cGMP") and Association for Advancement of Medical Instrumentation ("AAMI") standards. Rockwell manufactures hemodialysis concentrates at its three facilities in Michigan, Texas, and South Carolina totaling approximately 175,000 square feet, and manufactures its dry acid concentrate mixers at its facility in Iowa. Rockwell delivers the majority of its hemodialysis concentrates products and mixers to dialysis clinics throughout the United States and internationally utilizing its own delivery trucks and third-party carriers.
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

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
2.  Liquidity and Capital Resources
As of March 31, 2023, Rockwell had approximately $16.8 million of cash, cash equivalents and investments available-for-sale, and working capital of $14.6 million. Net cash used in operating activities for the three months ended March 31, 2023 was approximately $3.9 million. Based on the currently available working capital, management believes the Company currently has sufficient funds to meet its operating requirements for at least the next twelve months from the date of the filing of this report.
The Company continues to review its operational plans, execute on the acquisition of new customers and cost containment activities. The Company may require additional capital to sustain its operations and make the investments it needs to execute its strategic plan. Additionally, the Company's operational plans include raising capital, if needed, by using its at-the-market ("ATM") facility or other methods or forms of financings, subject to existing limitations.
If the Company attempts to obtain additional debt or equity financing, the Company cannot assume such financing will be available on favorable terms, if at all.
Currently, because the Company's public float is less than $75 million, it is subject to the baby shelf limitations under Form S-3, which limit the amount the Company may offer pursuant to its registration statement on Form S-3.

In addition, the Company is subject to certain covenants and cure provisions under its Loan Agreement with Innovatus. As of the date of this report, the Company is in compliance with all covenants (See Note 14 for further detail).

In addition, the global macroeconomic environment is uncertain, and could be negatively affected by, among other things, increased U.S. trade tariffs and trade disputes with other countries, instability in the global capital and credit markets, recent bank failures in the United States, supply chain weaknesses, and instability in the geopolitical environment, including as a result of the Russian invasion of Ukraine and other political tensions, and lingering effects of the COVID-19 pandemic. Such challenges have caused, and may continue to cause, recession fears, rising interest rates, foreign exchange volatility and inflationary pressures. At this time, the Company is unable to quantify the potential effects of this economic instability on our future operations.
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

The condensed consolidated balance sheet at March 31, 2023, and the condensed consolidated statements of operations, comprehensive loss, changes in stockholders' equity, and cash flows for the three months ended March 31, 2023 and 2022 are unaudited, but include all adjustments, consisting of normal recurring adjustments the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three months ended March 31, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023 or for any future interim period. The condensed consolidated balance sheet at December 31, 2022 has been derived from audited financial statements, however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2022 and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as filed with the SEC on March 30, 2023. The Company’s consolidated subsidiaries consist of its wholly-owned subsidiaries, Rockwell Transportation, Inc. and Rockwell Medical India Private Limited.

The accompanying condensed consolidated interim financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.
Reverse Stock Split
On May 9, 2022, the stockholders of the Company authorized the Board of Directors to effect a reverse stock split of all outstanding shares of common stock. The Board of Directors subsequently approved the implementation of a reverse stock split as a ratio of one-for-eleven shares, which became effective on May 13, 2022. The Company’s outstanding stock options were also adjusted to reflect the one-for-eleven reverse stock split of the Company’s common stock. Outstanding stock options were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased. The reverse stock split resulted in an adjustment to the Series X convertible preferred stock conversion prices to reflect a proportional decrease in the number of shares of common stock to be issued upon conversion. All share and per share data in these condensed consolidated financial statements and related notes hereto have been retroactively adjusted to account for the effect of the reverse stock split.
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
In calculating the right-of-use asset and lease liability, the Company elects to combine lease and non-lease components. The Company excludes short-term leases having initial terms of 12 months or less as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term.
Loss Per Share
Basic and diluted net loss per share for the three months ended March 31, 2023 and 2022 was calculated as follows:

	As of March 31,
(In Thousands, Except Shares and Per Share Amounts)	2023	2022
Numerator:
Net loss	$(1,750)	$(7,162)
Net loss attributable to common stockholders for basic and diluted loss per share	$(1,750)	$(7,162)

Denominator:
Weighted average number of shares of common stock outstanding - basic and diluted	18,359,940	8,544,225
Net loss per share attributable to common stockholders - basic and diluted	$(0.10)	$(0.84)
Included within the weighted average shares of common stock outstanding for the three months ended March 31, 2023 and 2022, are 5,911,000 and nil, respectively, of shares of common stock issuable upon the exercise of the pre-funded warrants (see Note 10), as the warrants are exercisable at any time for nominal consideration, and as such, the shares are considered outstanding for the purpose of calculating basic and diluted net loss per share attributable to common stockholders.
The Company’s potentially dilutive securities include stock options, restricted stock awards and units, convertible preferred stock and warrants. These securities were excluded from the computations of diluted net loss per share for the three months ended March 31, 2023 and 2022, as the effect would be to reduce the net loss per share. The following table includes the potential shares of common stock, presented based on amounts outstanding at each period end, that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of March 31,
	2023	2022
Options to purchase common stock	1,194,202	511,117
Unvested restricted stock awards	891	891
Unvested restricted stock units	125,000	28,066
Convertible Preferred Stock	1,363,636	—
Warrants to purchase common stock	10,196,268	2,402,442
Total	12,879,997	2,942,516
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
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, "Financial Instruments - Credit Losses (Topic 326)," which introduced an impairment model that is based on expected credit losses, rather than incurred losses, to estimate credit losses on certain types of financial instruments (e.g., loan commitments). The expected credit losses should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments, over the contractual term. Financial instruments with similar risk characteristics may be grouped together when estimating expected credit losses. The Company adopted the new guidance, as of January 1, 2023, and it did not have a material impact on the Condensed Consolidated Financial Statements.

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
We currently operate in one market segment, the hemodialysis market, which involves the manufacture, sale and distribution of hemodialysis products to hemodialysis clinics, including pharmaceutical, dialysis concentrates, dialysis kits and other ancillary products used in the dialysis process. Our customer mix is diverse with most customer sales concentrations under 10% and one customer, DaVita, Inc., at approximately 48%. Our accounts receivable from this customer were approximately 34% of the outstanding balance at March 31, 2023.
Product sales – The Company accounts for individual products and services separately if they are distinct (i.e., if a product or service is separately identifiable from other items and if a customer can benefit from it on its own or with other resources that are readily available to the customer). The consideration, including any discounts, is allocated between separate products and services based on their stand-alone selling prices. The stand-alone selling prices are determined based on the cost plus margin approach.
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
The Company received upfront fees under five distribution and license agreements that have been deferred as a contract liability.  The amounts received from Wanbang Biopharmaceuticals Co., Ltd. (“Wanbang”), Sun Pharmaceutical Industries Ltd. ("Sun Pharma"), Jeil Pharmaceutical Co., Ltd. ("Jeil Pharma") and Drogsan Pharmaceuticals ("Drogsan Pharma") are recognized as revenue over the estimated term of the applicable distribution and license agreement as regulatory approval was not received and the Company did not have sufficient experience in China, India, South Korea and Turkey, respectively, to determine regulatory approval was probable as of the execution of the agreement.  The amounts received from Baxter Healthcare Corporation (“Baxter”) were recognized as revenue at the point in time the estimated product sales under the agreement occurred.
On November 9, 2022, Rockwell reacquired its distribution rights to its hemodialysis concentrates products from Baxter and terminated the Distribution Agreement. Under the Distribution Agreement, effective December 31, 2022, Baxter distributed and commercialized Rockwell’s hemodialysis concentrates products and provided customer service and order delivery to nearly all United States customers. Following the reacquisition of these rights, Rockwell is now unrestricted in its ability to sell its hemodialysis concentrates products to dialysis clinics throughout the United States and around the world.
Rockwell agreed to pay Baxter a fee for the reacquisition of its distribution rights. This fee was payable in two equal installments on January 1, 2023 and April 1, 2023. As of March 31, 2023, the April 1, 2023 installment has been recorded as a component of accrued liabilities and other current liabilities on the accompanying condensed consolidated balance sheet. To ensure that customer needs continue to be met after January 1, 2023, Baxter and Rockwell worked closely together to transition customers’ purchases of Rockwell’s hemodialysis concentrates from Baxter to Rockwell.
For the majority of the Company’s U.S. and international customers, the Company recognizes revenue at the shipping point, which is generally the Company’s plant or warehouse. For other business, the Company recognizes revenue based on when the customer takes control of the product. The amount of revenue recognized is based on the purchase order less returns and adjusted for any rebates, discounts, chargebacks or other amounts paid to customers. There were no such adjustments for the periods reported. Customers typically pay for the product based on customary business practices with payment terms averaging 30 days, while a small subset of customers have payment terms averaging 60 days.
Disaggregation of revenue
Revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

In thousands of U.S. dollars ($)	Three Months Ended March 31, 2023
Products By Geographic Area	Total	U.S.	Rest of World
Drug Revenues
Product Sales – Point-in-time	$—	$—	$—
License Fee – Over time	65	—	65
Total Drug Products	65	—	65
Concentrates Products
Product Sales – Point-in-time	18,131	16,459	1,672
License Fee – Over time	1,472	1,472	—
Total Concentrate Products	19,603	17,931	1,672
Net Revenue	$19,668	$17,931	$1,737

In thousands of U.S. dollars ($)	Three Months Ended March 31, 2022
Products By Geographic Area	Total	U.S.	Rest of World
Drug Revenues
Product Sales – Point-in-time	$159	$159	$—
License Fee – Over time	62	—	62
Total Drug Products	221	159	62
Concentrates Products
Product Sales – Point-in-time	15,427	13,810	1,617
License Fee – Over time	476	476	—
Total Concentrate Products	15,903	14,286	1,617
Net Revenue	$16,124	$14,445	$1,679
Contract balances
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

In thousands of U.S. dollars ($)	March 31, 2023	December 31, 2022
Accounts Receivable, net	$6,021	$6,259
Contract liabilities, which are included in Deferred revenue	$2,794	$4,331
There were no bad debt expenses recognized related to any receivables arising from the Company’s contracts with customers for the three months ended March 31, 2023 and 2022.
For the three months ended March 31, 2023 and March 31, 2022, the Company did not recognize any material bad-debt expense. There were no material contract assets recorded on the condensed consolidated balance sheet as of March 31, 2023 and December 31, 2022.  The Company does not generally accept returns of its concentrates products and no material reserve for returns of concentrates products was established as of March 31, 2023 or December 31, 2022.
The contract liabilities primarily relate to upfront payments and consideration received from customers in advance of the customer assuming control of the related products.
Transaction price allocated to remaining performance obligations
For the three months ended March 31, 2023, revenue recognized from performance obligations related to prior periods was not material.
Revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, contracts where revenue is recognized as invoiced, and contracts with variable consideration related to undelivered performance obligations, totaled $2.8 million as of March 31, 2023. The amount relates primarily to upfront payments and consideration received from customers in advance of the customer assuming control of the related products. The Company applies the practical expedient in paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
5.  Investments - Available-for-Sale
Investments available-for-sale consisted of the following as of March 31, 2023 and December 31, 2022 (table in thousands):

	March 31, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Accrued Interest	Fair Value
Available-for-Sale Securities
Debt securities	$5,868	$72	$—	$—	$5,940

	December 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Accrued Interest	Fair Value
Available-for-Sale Securities
Debt securities	$11,315	$75	$—	$—	$11,390
The fair value of investments available-for-sale are determined using quoted market prices from daily exchange-traded markets based on the closing price as of the balance sheet date and are classified as a Level 1 measurement under ASC 820 Fair Value Measurements.
As of March 31, 2023 and December 31, 2022, the amortized cost and estimated fair value of our available-for-sale securities were all due within one year.
6.  Inventory
Components of inventory, net of reserves, as of March 31, 2023 and December 31, 2022 are as follows (table in thousands):

	March 31, 2023	December 31, 2022
Inventory - Current Portion
Raw Materials	$2,806	$3,351
Work in Process	504	351
Finished Goods	2,285	2,112
Total Current Inventory	5,595	5,814
Inventory - Long Term	1,276	1,276
Total Inventory	$6,871	$7,090

As of both March 31, 2023 and December 31, 2022, the Company classified $1.3 million of inventory as non-current, all of which was related to Triferic raw materials. This Triferic inventory will be utilized for the Company's international partnerships. The Company has discontinued its New Drug Applications ("NDAs") for Triferic (dialysate) and Triferic AVNU in the United States. As of both March 31, 2023 and December 31, 2022, the total Triferic inventory net of reserve was $1.3 million. As of March 31, 2023 and December 31, 2022, Rockwell had total Concentrate inventory aggregating $5.6 million and $5.8 million, respectively, against which Rockwell had reserved $25,000 for both periods.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
7.  Property and Equipment, net
As of March 31, 2023 and December 31, 2022, the Company’s property and equipment consisted of the following (table in thousands):

	March 31, 2023	December 31, 2022
Leasehold Improvements	$1,322	$1,256
Machinery and Equipment	6,001	5,922
Information Technology & Office Equipment	1,845	1,845
Laboratory Equipment	807	807
Total Property and Equipment	9,975	9,830
Accumulated Depreciation	(7,796)	(7,636)
Property and Equipment, net	$2,179	$2,194
Depreciation expense for the three months ended March 31, 2023 and 2022 was $0.2 million and $0.1 million respectively.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
8.  Accrued Liabilities
Accrued liabilities as of March 31, 2023 and December 31, 2022 consisted of the following (table in thousands):

	March 31, 2023	December 31, 2022
Accrued Research & Development Expense	$—	$43
Accrued Compensation and Benefits	1,804	2,568
Accrued Unvouchered Receipts	358	585
Accrued Workers Compensation	303	306
Other Accrued Liabilities	1,894	4,200
Total Accrued Liabilities	$4,359	$7,702
9.  Deferred Revenue
In October 2014, the Company entered into the Baxter Agreement, which had a term of 10 years and received an upfront fee of $20 million. The upfront fee was recorded as deferred revenue and was being recognized based on the proportion of product shipments to Baxter in each period, compared with total expected sales volume over the term of the Distribution Agreement. On November 9, 2022, Rockwell reacquired its distribution rights to its hemodialysis concentrates products from Baxter and terminated the Distribution Agreement. Exclusivity and other provisions associated with the distribution agreement terminated November 9, 2022 and the remaining operational elements of the agreement terminated December 31, 2022. Rockwell agreed to provide certain services to a group of Baxter's customers until March 31, 2023. Under the Distribution Agreement, Baxter distributed and commercialized Rockwell’s hemodialysis concentrates products and provided customer service and order delivery to nearly all United States customers. Following the reacquisition of these rights, Rockwell is now unrestricted in its ability to sell its hemodialysis concentrates products to dialysis clinics throughout the United States and around the world. The Company recognized the remaining revenue of $1.5 million during the three months ended March 31, 2023.
In 2016, the Company entered into a distribution agreement with Wanbang (the "Wanbang Agreement") and received an upfront fee of $4.0 million. The upfront fee was recorded as deferred revenue and is being recognized as revenue based on the agreement term. The Company recognized revenue of approximately $0.1 million for both the three months ended March 31, 2023 and 2022. Deferred revenue related to the Wanbang Agreement totaled $2.3 million as of March 31, 2023 and $2.5 million as of December 31, 2022.

In January 2020, the Company entered into license and supply agreements with Sun Pharma (the "Sun Pharma Agreements"), for the rights to commercialize Triferic (dialysate) in India. In consideration for the license, the Company received an upfront fee of $0.1 million. The upfront fee was recorded as deferred revenue and is being recognized as revenue based on the agreement term. The Company recognized revenue of approximately $2,500 for both the three months ended March 31, 2023 and 2022. Deferred revenue related to the Sun Pharma Agreement totaled $67,500 and $70,000 as of March 31, 2023 and December 31, 2022, respectively.

In September 2020, the Company entered into a license and supply agreements with Jeil Pharmaceutical (the "Jeil Agreements"), for the rights to commercialize Triferic (dialysate) in South Korea. In consideration for the license, the Company received an upfront fee of $0.2 million. In May 2022, Jeil Pharmaceutical obtained regulatory approval in South Korea and paid the Company $0.2 million in consideration of reaching the milestone. The upfront fee and milestone payments were recorded as deferred revenue and are being recognized as revenue based on the agreement term. The Company recognized revenue of $5,200 and $2,500 for the three months ended March 31, 2023 and 2022, respectively. Deferred revenue related to the Jeil Agreement totaled approximately $0.4 million and $0.2 million as of March 31, 2023 and December 31, 2022 respectively.

In June 2021, the Company entered into license and supply agreements with Drogsan Pharmaceuticals (the "Drogsan Agreements"), for the rights to commercialize Triferic (dialysate) and Triferic AVNU in Turkey. In consideration for the license, the Company received an upfront fee of $0.15 million. The upfront fee was recorded as deferred revenue and will be recognized as revenue based on the agreement term. The Company recognized revenue of $3,750 for both the three months ended March 31, 2023 and 2022. Deferred revenue related to the Drogsan Agreements totaled approximately $123,750 and $127,500 as of March 31, 2023 and December 31, 2022, respectively.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
10.  Stockholders’ Equity
Preferred Stock
On April 6, 2022, the Company and DaVita entered into the Securities Purchase Agreement (the "SPA"), which provided for the issuance by the Company of up to $15 million of preferred stock to DaVita. On April 6, 2022, the Company issued 7,500 shares of Series X Preferred Stock for gross proceeds of $7.5 million. On June 16, 2022 the Company issued an additional 7,500 shares of the Series X Preferred Stock to DaVita for gross proceeds of $7.5 million.

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

As of both March 31, 2023 and December 31, 2022, there were 2,000,000 shares of preferred stock, $0.0001 par value per share, authorized and 15,000 shares of preferred stock issued and outstanding.
Common Stock
As of March 31, 2023 and December 31, 2022, there were 170,000,000 shares of common stock, $0.0001 par value per share, authorized and 12,552,673 and 12,163,673 shares issued and outstanding, respectively.
As of March 31, 2023 and 2022, the Company has reserved for issuance the following shares of common stock related to the potential exercise of employee stock options, unvested restricted stock, convertible preferred stock, pre-funded warrants and all other warrants (collectively, "common stock equivalents"):

	As of March 31,
Common stock and common stock equivalents:	2023	2022
Common stock	12,552,673	8,544,225
Common stock issuable upon exercise of pre-funded warrants	5,911,000	—
Common stock and pre-funded stock warrants	18,463,673	8,544,225
Options to purchase common stock	1,194,202	511,117
Unvested restricted stock awards	891	891
Unvested restricted stock units	125,000	28,066
Convertible Preferred Stock	1,363,636	—
Warrants to purchase common stock	10,196,268	2,402,442
Total	31,343,670	11,486,741
During the three months ended March 31, 2023 and 2022, 389,000 and nil pre-funded warrants were exercised, respectively.
During the three months ended March 31, 2023 and 2022, no vested employee stock options were exercised.
On April 20, 2023, 1,191,000 Pre-Funded Warrants to purchase common stock were exercised.
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

During the quarter ended March 31, 2023, no sales were made pursuant to the Sales Agreement. Approximately $12.2 million remains available for sale under the ATM facility (subject to restrictions under General Instruction I.B.6 to Form S-3).
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

A total of 5,911,000 Pre-Funded Warrants remained outstanding as of March 31, 2023. On April 20, 2023, 1,191,000 Pre-Funded Warrants to purchase common stock were exercised.
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

As of March 31, 2023, 9,900,990 common stock warrants and no PIPE Warrants remained outstanding.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
11.  Stock-Based Compensation
The Company recognized total stock-based compensation expense during the three months ended March 31, 2023 and 2022 as follows (table in thousands):

	Three Months Ended March 31,
	2023	2022
Service-based awards:
Restricted stock units	$45	$12
Stock option awards	148	200
Total Service Based Awards	193	212
Performance-based awards:
Restricted stock awards	—	(391)
Total Performance Based Awards	—	(391)
Total	$193	$(179)
Performance Based Restricted Stock
A summary of the Company’s restricted stock awards during the three months ended March 31, 2023 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2023	891	$62.70
Unvested at March 31, 2023	891	$62.70

A summary of the Company’s restricted stock awards during the three months ended March 31, 2022 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2022	7,118	$62.70
Forfeited	(6,227)	$62.70
Unvested at March 31, 2022	891	$62.70
The fair value of restricted stock awards are measured based on their fair value on the date of grant and amortized over the vesting period of 20 months. As of both March 31, 2023 and 2022, unvested restricted stock awards of 891 were related to performance-based awards. The forfeited performance-based restricted stock awards of 6,227 was due to the resignation of the Company's Chief Development Officer on March 25, 2022. These forfeited awards reduced stock-based compensation expense by $0.4 million in 2022.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Service-Based Restricted Stock Units
A summary of the Company’s service-based restricted stock units during the three months ended March 31, 2023 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2023	125,000	$1.47
Unvested at March 31, 2023	125,000	$1.47

A summary of the Company’s service-based restricted stock units during the three months ended March 31, 2022 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2022	29,289	$12.87
Forfeited	(1,223)	52.91
Unvested at March 31, 2022	28,066	$11.11
The fair value of service based restricted stock units are measured based on their fair value on the date of grant and amortized over the vesting period. The vesting periods range from 1 to 3 years. Stock-based compensation expense of $45,184 and $12,000 was recognized for the three months ended March 31, 2023 and 2022, respectively. As of March 31, 2023, the unrecognized stock-based compensation expense was $34,139, which is expected to be recognized over an estimated weighted average remaining term of less than 1 year.
Service-Based Stock Options
During the three months ended March 31, 2023 there were no service based stock options issued.
A summary of the Company’s service-based stock option activity for the three months ended March 31, 2023 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at January 1, 2023	1,206,905	$8.32	8.9
Forfeited	(8,083)	3.54	—
Expired	(4,620)	18.44	—
Outstanding at March 31, 2023	1,194,202	$8.32	8.6

Exercisable at March 31, 2023	239,075	$28.45	6.7

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

A summary of the Company’s service-based stock option activity for the three months ended March 31, 2022 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at January 1, 2022	528,591	$32.01	7.5
Granted	909	4.07	9.9
Forfeited	(14,839)	17.49	—
Expired	(3,545)	85.36	—
Outstanding at March 31, 2022	511,116	$32.01	7.0

Exercisable at March 31, 2022	230,858	$54.56	5.0
The aggregate intrinsic value is calculated as the difference between the closing price of the Company's common stock and the exercise price of the stock options that had strike prices below the closing price. The intrinsic value of the outstanding options were not significant for all periods presented.
During the three months ended March 31, 2023, the Company granted no stock options to purchase shares of common stock. During the three months ended March 31, 2023, 8,083 shares were forfeited and 4,620 shares expired. Forfeitures are recorded in the period of occurrence and compensation expense is adjusted accordingly.
Stock-based compensation expense recognized for service-based stock options was $0.1 million and $0.2 million for the three months ended March 31, 2023, and 2022 respectively. As of March 31, 2023, total stock-based compensation expense related to unvested options not yet recognized totaled approximately $0.7 million, which is expected to be recognized over an estimated weighted average remaining term of 8.64 years.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
12.  Licensing Agreements
Product License Agreements
The Company is a party to a Licensing Agreement between the Company and Charak, LLC ("Charak") dated January 7, 2002 (the "2002 Agreement") that grants the Company exclusive worldwide rights to certain patents and information related to our Triferic product. On October 7, 2018, the Company entered into a Master Services and IP Agreement (the “Charak MSA”) with Charak and Dr. Ajay Gupta, a former Officer of the Company. Pursuant to the MSA, the parties entered into three additional agreements described below related to the license of certain soluble ferric pyrophosphate (“SFP”) intellectual property owned by Charak. As of March 31, 2023, the Company has accrued $85,400 relating to certain IP reimbursement expenses and certain sublicense royalty fees, which is included within accrued liabilities on the condensed consolidated balance sheet.
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
Also pursuant to the Charak MSA, the Company and Charak entered into a Commercialization and Technology License Agreement I.V. Triferic dated as of October 7, 2018 (the “IV Agreement”), under which Charak granted the Company an exclusive, sublicensable, royalty-bearing license to SFP for the purpose of commercializing certain intravenous-delivered products incorporating SFP for the treatment of iron disorders worldwide for a term that expires on the later of February 1, 2034 or upon the expiration or termination of a valid claim of a licensed patent. The Company was liable to pay Charak royalties on net sales by the Company of products developed under the license at a specified rate until December 31, 2021. From January 1, 2022 until February 1, 2034, the Company is liable to pay Charak a base royalty at a reduced rate on net sales and an additional royalty on net sales while there exists a valid claim of a licensed patent, on a country-by-country basis. The Company shall also pay to Charak a percentage of any sublicense income received during the term of the IV Agreement, which amount shall not be less than a minimum specified percentage of net sales of the licensed products by the sublicensee in jurisdictions where there exists a valid claim, on a country-by-country basis, and not be less than a lower rate of the net sales of the licensed products by the sublicensee in jurisdictions where there exists no valid claim, on a country-by-country basis.
Also pursuant to the Charak MSA, the Company and Charak entered into a Technology License Agreement TPN Triferic dated as of October 7, 2018 (the “TPN Agreement”), pursuant to which Charak granted the Company an exclusive, sublicensable, royalty-bearing license to SFP for the purpose of commercializing worldwide certain TPN products incorporating SFP. The license grant under the TPN Agreement continues for a term that expires on the later of February 1, 2034 or upon the expiration or termination of a valid claim of a licensed patent. During the term of the TPN Agreement, the Company is liable to pay Charak a base royalty on net sales and an additional royalty on net sales while there exists a valid claim of a licensed patent, on a country-by-country basis. The Company shall also pay to Charak a percentage of any sublicense income received during the term of the TPN Agreement, which amount shall not be less than a minimum royalty on net sales of the licensed products by the sublicensee in jurisdictions where there exists a valid claim, on a country-by-country basis, and not be less than a lower rate of the net sales of the licensed products by the sublicensee in jurisdictions where there exists no valid claim, on a country-by-country basis.
The potential sub-license milestone payments are not yet considered probable, and no milestone payments have been accrued at March 31, 2023.

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
At March 31, 2023, the Company had operating and finance lease liabilities of $6.2 million and right-of-use assets of $5.9 million, which are included in the condensed consolidated balance sheet.
At December 31, 2022, the Company had operating and finance lease liabilities of $6.7 million and right-of-use assets of $6.4 million, which are included in the condensed consolidated balance sheet.
The following summarizes quantitative information about the Company’s operating leases (table in thousands):

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Operating leases
Operating lease cost	$344	$449
Interest on lease obligations	60	—
Variable lease cost	115	95
Operating lease expense	519	544
Finance leases
Non-cash lease expense from right-of-use assets	141	141
Interest on lease obligations	39	47
Finance lease expense	180	188
Short-term lease rent expense	4	4
Total lease expense	$703	$736

Other information
Operating cash flows from operating leases	$424	$464
Operating cash flows from finance leases	$39	$47
Financing cash flows from finance leases	$128	$118
Weighted-average remaining lease term – operating leases	2.8	3.4
Weighted-average remaining lease term – finance leases	4.2	5.2
Weighted-average discount rate – operating leases	6.4%	6.3%
Weighted-average discount rate – finance leases	6.4%	6.4%
Future minimum rental payments under operating lease agreements are as follows (in thousands):

	Operating	Finance
Year ending December 31, 2023 (remaining)	$1,249	$502
Year ending December 31, 2024	1,405	672
Year ending December 31, 2025	937	676
Year ending December 31, 2026	310	666
Year ending December 31, 2027	121	311
Total	$4,022	$2,827
Less present value discount	(335)	(345)
Operating and finance lease liabilities	$3,687	$2,482

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

The Company is entitled to make interest-only payments for thirty months, or up to thirty-six months if certain conditions are met. The Term Loans will mature on March 16, 2025, and will bear interest at the greater of (i) Prime Rate (as defined in the Loan Agreement) and (ii) 4.75%, plus 4.00% with an initial interest rate of 8.75% per annum and an effective interest rate of 10.9%. The Company has the option, under certain circumstances, to add 1.00% of such interest rate amount to the then outstanding principal balance in lieu of paying such amount in cash. For both the three months ended March 31, 2023 and 2022, interest expense amounted to $0.4 million.

The Loan Agreement is secured by all assets of the Company and Rockwell Transportation, Inc. Proceeds are used for working capital purposes. The Loan Agreement contained customary representations and warranties and covenants, subject to customary carve outs, and included financial covenants related to liquidity and trailing twelve months sales of Triferic, with the latter beginning with the period ending December 31, 2020.

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
On November 10, 2022, the Company entered into a Second Amendment to the Loan and Security Agreement (the “Second Amendment”) dated as of November 14, 2022 with Innovatus, which amended the Loan Agreement. Pursuant to the Second Amendment, the Company (i) prepaid an aggregate principal amount of $5.0 million in Term Loans in one installment on November 14, 2022; (ii) shall pay interest only payments until September 2023 at which time will resume scheduled debt payments. Additionally, the financial covenants related to the trailing twelve months sales of Triferic was replaced with a trailing 6 months revenue of our concentrates products beginning with the period ending September 30, 2022. The Company cannot assure that it can maintain compliance with the covenants under our Loan Agreement, which may result in an event of default. The Company's ability to comply with these covenants may be adversely affected by events beyond its control. If the Company is unable to comply with the covenants under the Loan Agreement, it would pursue all available cure options in order to regain compliance. However, the Company may not be able to mutually agree with Innovatus on appropriate remedies to cure a future breach of a covenant, which could give rise to an event of default. If the Company is unable to avoid an event of default, any required repayments could have an adverse effect on its liquidity.

As of March 31, 2023, the Company was in compliance with all covenants under the Loan Agreement.

As of March 31, 2023, the outstanding balance of the Term Loan was $9.3 million, net of unamortized issuance costs and discount of $0.7 million.

The following table reflects the schedule of principal payments on the Term Loan as of March 31, 2023 (in thousands):

Principal Payments
2023 (remaining)	2,000
2024	6,000
2025	2,000
$10,000

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
15. Insurance Financing Note Payable
On June 2, 2022, the Company entered into a short-term note payable for $1.5 million, bearing interest at 5.40% per annum to finance various insurance policies. Principal and interest payments related to this note began on July 3, 2022 and were paid on a straight-line amortization over 9 months with the final payment due on March 3, 2023. As of March 31, 2023, the Company's insurance note payable was paid in full.
16. Subsequent Events
On April 20, 2023, Pre-Funded Warrants to purchase 1,191,000 shares of common stock issued on May 30, 2022 were exercised. The exercise price of each Pre-Funded Warrant is $0.0001 per share and resulted in gross proceeds to the Company of $119.10 (See Note 10 for more detail on the Pre-Funded Warrants).

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
While we believe our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which are based on information available to us on the date of this report or, if made elsewhere, as of the date made.  Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different.  Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed in this report, “Item 1A — Risk Factors” in our Form 10-K for the year ended December 31, 2022 and from time to time in our other reports filed with the SEC, including in this Form 10-Q.
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
Rockwell is a revenue-generating business and the second largest supplier of acid and bicarbonate concentrates for dialysis patients in the United States. Hemodialysis is the most common form of end-stage kidney disease treatment and is usually performed at a freestanding outpatient dialysis center, at hospital-based outpatient center, at skilled nursing facilities, or in a patient’s home. This represents a large market opportunity for which Rockwell's products are well-positioned to meet the needs of patients.
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
In addition to its primary focus on hemodialysis concentrates, Rockwell also has a proprietary parenteral iron product, Triferic (ferric pyrophosphate citrate, ("FPC")), which is indicated to maintain hemoglobin in adult patients with hemodialysis-dependent chronic kidney disease. While Rockwell has discontinued commercialization of Triferic in the United States, the Company has established several international partnerships with companies seeking to develop and commercialize Triferic outside the United States and is working closely with these international partners to develop and commercialize Triferic in their respective regions. Additionally, Rockwell continues to evaluate the viability of its FPC platform and FPC's potential to treat iron deficiency, iron deficiency anemia, and acute heart failure.
Rockwell’s strategy is focused on growing the Company's revenue-generating business, which currently includes hemodialysis concentrates and international partnerships for Triferic and achieving profitability in 2024 to put the Company in a stronger and more stable financial position.
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
On November 9, 2022, Rockwell reacquired its distribution rights to its hemodialysis concentrates products from Baxter and has agreed to terminate the exclusive distribution agreement dated October 2, 2014. Exclusivity and other provisions associated with the distribution agreement terminated November 9, 2022 and the remaining operational elements of the agreement terminate December 31, 2022. Under the exclusive distribution agreement, Baxter distributed and commercialized Rockwell’s hemodialysis concentrates products in the United States and certain other countries. Rockwell manufactured all hemodialysis concentrates products and provided customer service and order delivery to nearly all U.S. customers. Following the reacquisition of these rights, Rockwell will now be able to sell its hemodialysis concentrates products directly to dialysis clinics throughout the United States and around the world. Additionally, Rockwell will now be able to independently price its products, eliminate costs associated with manufacturing covenants, improve manufacturing efficiencies, realize the full benefits from those improvements, and develop, in-license, or acquire new products to develop a broader kidney care products portfolio. This is expected to improve Rockwell's overall profitability and set the Company on a positive growth trajectory. Collectively, this affords Rockwell the opportunity to expand its leadership position within a large market opportunity. According to an independent research report from L.E.K. Consulting LLC, which was commissioned by Rockwell in 2022, the hemodialysis concentrates market in the United States alone was valued at $380 million in 2022 and is anticipated to grow to approximately $500 million by 2026.
Rockwell agreed to pay Baxter a fee for the reacquisition of its distribution rights. This fee is payable in two equal installments on January 1, 2023 and April 1, 2023. To ensure that customer needs continue to be met after January 1, 2023, Baxter and Rockwell worked closely together to transition customers’ purchases of Rockwell’s hemodialysis concentrates from Baxter to Rockwell.
Triferic: Our first two branded products from our FPC platform, Triferic (dialysate) and Triferic AVNU, are indicated to maintain hemoglobin in patients undergoing hemodialysis. We began commercializing Triferic and Triferic AVNU in the United States in the second half of 2019 and in early 2021, respectively. In addition, Rockwell established six international partnerships to develop and commercialize Triferic in China, India, Korea, Turkey, Peru and Chile.
In 2022, Rockwell undertook a strategic review of Triferic's viability in the United States. Triferic was launched into a very competitive marketplace with well-entrenched products and a lack of consensus regarding unmet medical needs for dialysis patients with anemia. Due to its limited market adoption, unfavorable reimbursement, and absence of interest from other companies to license or acquire Triferic despite Rockwell's significant effort to partner the program, the Company discontinued its NDAs for Triferic and Triferic AVNU in the United States in the fourth quarter of 2022. Sustaining Triferic commercially in the United States resulted in annual losses to Rockwell. The decision to discontinue the NDAs was not made lightly as the Company realizes the direct impact this action had on patients using the products. Triferic and its approved presentations were not discontinued for safety reasons.
Rockwell continues to support its partners outside the United States who have exclusive license agreements to develop and commercialize Triferic in China, India, Korea, Turkey, Peru and Chile. Partnering in these regions allows us to better leverage the development, regulatory, commercial presence, and expertise of business partners to increase sales of our products throughout the world. Currently, India, Peru and Chile development work has been put on hold. However, we believe there is still potential opportunity for Triferic internationally and will work diligently to support our partners, which requires minimal financial commitment from Rockwell and provides us with potential for near- and long-term revenue.
Research and Development Pipeline:
FPC for Home Infusion is Rockwell's follow-up to Triferic and utilizes the FPC platform in the home infusion setting.
In late 2021, Rockwell filed an Investigational New Drug (“IND”) application with the United States Food and Drug Administration (“FDA”) for the treatment of iron deficiency anemia in patients, who are receiving medications in the home infusion setting. During the second quarter 2022, Rockwell provided the FDA with supplemental data to be used in Rockwell’s clinical studies and to clinically support the Company’s IND application for home infusion. The FDA placed this program on Clinical Hold and requested that additional data related to the microbiology and short-term stability of this formulation be provided to support the application. During the third quarter of 2022, Rockwell conducted a microbiological and short-term stability study of FPC for Home Infusion, in accordance with FDA guidance, to support the Company’s IND application. Preliminary results from the microbiology and short-term stability study indicated that the program would likely not meet the FDA’s requirements to support the IND application and would require significant capital expenditure and resources to support additional re-formulation work and conduct a Phase 2 trial. As a result, Rockwell has put development work associated with FPC for Home Infusion on hold.
Rockwell is also exploring FPC’s impact on the treatment of hospitalized acute heart failure patients, which affects more than one million people in the United States annually. Rockwell conducted a pre-IND meeting with the FDA in 2022 and will determine the path forward for FPC in acute heart failure as the Company works toward profitability.

Reverse Stock Split
On May 9, 2022, the Company's stockholders authorized the Company's Board of Directors to effect a reverse stock split of all outstanding shares of common stock, warrants and options. The Board of Directors subsequently approved the implementation of a reverse stock split at a ratio of one-for-eleven shares, which became effective on May 13, 2022. The Company’s outstanding stock options were also adjusted to reflect the one-for-eleven reverse stock split of the Company’s common stock. Outstanding stock options were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased. The reverse stock split resulted in an adjustment to the Series X convertible preferred stock conversion prices to reflect a proportional decrease in the number of shares of common stock to be issued upon conversion. All share and per share data in this Form 10-Q hereto have been retroactively adjusted to the account for the effect of the reverse stock split.

Results of Operations for the Three Months Ended March 31, 2023 and 2022
The following table summarizes our operating results for the periods presented below (dollars in thousands):

	For the Three Months Ended March 31,
	2023	% of Revenue	2022	% of Revenue	% Change

Net Sales	$19,668		$16,124		22.0%
Cost of Sales	17,069	86.8%	16,910	104.9%	0.9
Gross Profit (Loss)	2,599	13.2	(786)	(4.9)	(430.7)

Research and Product Development	278	1.4	1,567	9.7	(82.3)
Selling and Marketing	498	2.5	455	2.8	9.5
General and Administrative	3,250	16.5	3,818	23.7	(14.9)
Operating Loss	$(1,427)	(7.3)%	$(6,626)	(41.1)%	(78.5)%
Net Sales
During the three months ended March 31, 2023, our net sales were $19.7 million compared to net sales of $16.1 million during the three months ended March 31, 2022. The increase of $3.5 million was primarily due to the restructuring of our supply contract with DaVita, onboarding of new customers and increased pricing to other customers.
Gross Profit (Loss)
Cost of sales during the three months ended March 31, 2023 was $17.1 million, resulting in gross profit of $2.6 million during the three months ended March 31, 2023, compared to cost of sales of $16.9 million and a gross loss of $0.8 million during the three months ended March 31, 2022. Gross profit increased by $3.4 million primarily due to the restructuring of our supply contract with DaVita, recognition of the remaining deferred revenue related to the termination of the Baxter distribution agreement (see Note 9), onboarding of new customers and increased pricing to other customers. As a result, the Company expects an improvement in margins for the remainder of 2023.
Research and Product Development Expense
Research and product development expenses were $0.3 million and $1.6 million for the three months ended March 31, 2023 and 2022, respectively. Research and product development expenses decreased by $1.3 million due to greater cash management over project costs, a reduction in headcount and the decision to put all research related to our FPC for Home Infusion program on hold due to the significant capital expenditure and resources to support additional re-formulation work and conduct a Phase 2 trial.
Selling and Marketing Expense
Selling and marketing expenses were unchanged at $0.5 million for both the three months ended March 31, 2023, and 2022. We continue to evaluate marketing spend and focus on target opportunities for greater return on investments.
General and Administrative Expense
General and administrative expenses were $3.3 million during the three months ended March 31, 2023, compared with $3.8 million during the three months ended March 31, 2022. The decrease of $0.5 million is primarily due to improved expense management and the reduced usage of outside agencies.
Other Income (Expense)
Other income for the three months ended March 31, 2023 and 2022 was negligible. Other expense for the three months ended March 31, 2023 was $0.4 million of interest expense related to our debt facility (see Note 14 to the condensed consolidated financial statements included elsewhere in this Form 10-Q for more information on our debt facility). Other expense for the three months ended March 31, 2022 was $0.5 million of interest expense related to our debt facility.

Liquidity and Capital Resources
As of March 31, 2023, we had approximately $16.8 million of cash, cash equivalents and investments available-for-sale, and working capital of $14.6 million. Net cash used in operating activities for the three months ended March 31, 2023 was approximately $3.9 million. Based on the currently available working capital, management believes the Company currently has sufficient funds to meet its operating requirements for at least the next twelve months from the date of the filing of this report.
The Company continues to review its operational plans and executing on the acquisition of new customers and cost containment activities. The Company may require additional capital to sustain its operations and make the investments it needs to execute its strategic plan. Additionally, the Company's operational plans include raising capital, if needed, by using our ATM facility or other methods or forms of financings, subject to existing limitations.
If the Company attempts to obtain additional debt or equity financing, the Company cannot assume such financing will be available on favorable terms, if at all.
Currently, because the Company's public float is less than $75 million, it is subject to the baby shelf limitations under Form S-3, which limit the amount the Company may offer pursuant to its registration statement on Form S-3.

In addition, the Company is subject to certain covenants and cure provisions under its Loan Agreement with Innovatus. As of the date of this report, the Company is in compliance with all covenants (See Note 14 for further detail).

In addition, the global macroeconomic environment is uncertain, and could be negatively affected by, among other things, increased U.S. trade tariffs and trade disputes with other countries, instability in the global capital and credit markets, recent bank failures in the United States, supply chain weaknesses, and instability in the geopolitical environment, including as a result of the Russian invasion of Ukraine and other political tensions, and lingering effects of the COVID-19 pandemic. Such challenges have caused, and may continue to cause, recession fears, rising interest rates, foreign exchange volatility and inflationary pressures. At this time, the Company is unable to quantify the potential effects of this economic instability on our future operations.
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
We believe our ability to fund our activities in the long term will be highly dependent upon i) our ability to execute on the growth strategy of our hemodialysis concentrates business, ii our ability to achieve profitability, and iii) our ability to identify, develop, in-license, or acquire new products in developing our renal care product portfolio. All of these strategies are subject to significant risks and uncertainties such that there can be no assurance we will be successful in achieving them. If we are unsuccessful in executing our business plan and we are unable to raise the required capital, we may be forced to curtail all of our activities and, ultimately, cease operations. Even if we are able to raise sufficient capital, such financings may only be available on unattractive terms, or result in significant dilution of stockholders’ interests and, in such event, the market price of our common stock may decline.
Cash Used in Operating Activities
Net cash used in operating activities was $3.9 million for the three months ended March 31, 2023 compared to net cash used in operating activities of $9.8 million for the three months ended March 31, 2022. The decrease in cash used from operating activities during the current period was primarily due to a decrease in net loss, offset by changes in current balance sheet accounts in the ordinary course of business of approximately $3.1 million, including an increase in accounts payable of $1.1 million, a decrease in other liabilities of $3.3 million, a decrease in deferred revenue of $1.5 million for recognition of the remaining deferred revenue related to the termination of the Baxter distribution agreement and a decrease in prepaid and other assets of $0.5 million.
Cash Provided by Investing Activities
Net cash provided by investing activities was $5.3 million during the three months ended March 31, 2023 compared to net cash used in investing activities of $9.1 million for the three months ended March 31, 2022. The net cash provided by investing activities during the three months ended March 31, 2023 was primarily due to sales and purchase of available-for-sale investments during the period.
Cash Used in Financing Activities
Net cash used in financing activities was $0.6 million during the three months ended March 31, 2023 compared to the net cash used in financing activities of $2.7 million for the three months ended March 31, 2022. The net cash used in financing activities during the three months ended March 31, 2023 was primarily due to the Company making interest only payments on the Company's debt and short term insurance note payable.
Contractual Obligations and Other Commitments

See Note 12 to the condensed consolidated financial statements included elsewhere in this Form 10-Q for additional disclosures. There have been no other material changes from the Contractual Obligations and Other Commitments disclosed in Note 14 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Critical Accounting Policies and Significant Judgments and Estimates
Our critical accounting policies and significant estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2022. Our critical accounting policies and significant estimates have not changed from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
Recently issued and adopted accounting pronouncements:
We have evaluated all recently issued accounting pronouncements and believe such pronouncements do not have a material effect our financial statements. See Note 3 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Per §229.305 of Regulation S-K, the Company, designated a Smaller Reporting Company as defined in §229.10(f)(1) of Regulation S-K, is not required to provide the disclosure required by this Item.
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures designed to ensure material information required to be disclosed in our reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer as appropriate, to allow timely decisions regarding required financial disclosure. In designing and evaluating the disclosure controls and procedures, we recognized a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Management was required to apply its judgment in evaluating the cost‑benefit relationship of possible controls and procedures.
Under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2023. Based upon that evaluation, our Chief Executive Officer concluded our disclosure controls and procedures were effective as of March 31, 2023.
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
Item 1A. Risk Factors
Our business is subject to various risks, including those described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2022 under "Item 1A - Risk Factors".

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

ROCKWELL MEDICAL, INC.
(Registrant)

Date: May 15, 2023	/s/ Mark Strobeck
Mark Strobeck, Ph.D. Chief Executive Officer (Principal Executive Officer and Interim Financial Officer)