Form 10-Q
period 2023-06-30
ROCKWELL MEDICAL, INC.
filed 2023-08-14
CIK 1041024

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
The number of shares of common stock outstanding as of August 11, 2023 was 28,489,663.

Rockwell Medical, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars In Thousands)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Cash and Cash Equivalents	$8,959	$10,102
Investments Available-for-Sale	5,906	11,390
Accounts Receivable, net	5,411	6,259
Inventory	5,814	5,814
Prepaid and Other Current Assets	1,475	1,745
Total Current Assets	27,565	35,310
Property and Equipment, net	2,093	2,194
Inventory, Non-Current	1,276	1,276
Right of Use Assets-Operating, net	3,470	3,943
Right of Use Assets-Financing, net	2,185	2,468
Goodwill	921	921
Other Non-Current Assets	527	523
Total Assets	$38,037	$46,635
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts Payable	$5,927	$4,053
Accrued Liabilities	3,763	7,702
Lease Liability-Operating - Current	1,560	1,483
Lease Liability-Financing - Current	541	522
Deferred License Revenue - Current	259	1,731
Term Loan - Net of Issuance Costs	4,631	1,631
Insurance Financing Note Payable	733	503
Customer Deposits	38	66
Total Current Liabilities	17,452	17,691

Lease Liability-Operating - Long-Term	2,022	2,581
Lease Liability-Financing - Long-Term	1,811	2,088
Term Loan, Net of Issuance Costs	4,740	7,555
Deferred License Revenue - Long-Term	2,470	2,600
Long Term Liability - Other	14	14
Total Liabilities	28,509	32,529

Stockholders’ Equity:
Preferred Stock, $0.0001 par value, 2,000,000 shares authorized; 15,000 shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common Stock, $0.0001 par value; 170,000,000 shares authorized; 16,795,673 and 12,163,673 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	2	1
Additional Paid-in Capital	403,203	402,701
Accumulated Deficit	(393,814)	(388,759)
Accumulated Other Comprehensive Income	137	163
Total Stockholders’ Equity	9,528	14,106
Total Liabilities and Stockholders’ Equity	$38,037	$46,635
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Shares and Per Share Amounts)

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022

Net Sales	$18,080	$18,682	$37,748	$34,806
Cost of Sales	17,047	16,937	34,116	33,846
Gross Profit	1,033	1,745	3,632	960
Research and Product Development	167	926	445	2,494
Selling and Marketing	530	526	1,028	981
General and Administrative	3,295	4,775	6,545	8,592
Operating Loss	(2,959)	(4,482)	(4,386)	(11,107)

Other (Expense) Income
Realized Gain on Investments	—	—	—	4
Interest Expense	(395)	(485)	(782)	(1,025)
Interest Income	49	—	113	—
Total Other Expense	(346)	(485)	(669)	(1,021)

Net Loss	$(3,305)	$(4,967)	$(5,055)	$(12,128)

Basic and Diluted Net Loss per Share	$(0.18)	$(0.43)	$(0.27)	$(1.20)
Basic and Diluted Weighted Average Shares Outstanding *	18,496,640	11,591,768	18,480,248	10,076,415
* See Note 3 for more detail related to Basic and Diluted Weighted Average Shares Outstanding

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands)

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022

Net Loss	$(3,305)	$(4,967)	$(5,055)	$(12,128)
Unrealized Loss on Available-for-Sale Investments	(18)	—	(21)	—
Foreign Currency Translation Adjustments	(1)	(2)	(4)	(3)
Comprehensive Loss	$(3,324)	$(4,969)	$(5,080)	$(12,131)
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in Thousands)

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS' EQUITY
	SHARES	AMOUNT	SHARES	AMOUNT
Balance as of January 1, 2023	15,000	$—	12,163,673	$1	$402,701	$(388,759)	$163	$14,106
Net Loss	—	—	—	—	—	(1,750)	—	(1,750)
Unrealized Loss on Available-for-Sale Investments	—	—	—	—	—	—	(3)	(3)
Foreign Currency Translation Adjustments	—	—	—	—	—	—	(4)	(4)
Issuance of Common Stock upon exercise of Pre-Funded Warrants	—	—	389,000	—	—	—	—	—
Stock-based Compensation	—	—	—	—	193	—	—	193
Balance as of March 31, 2023	15,000	—	12,552,673	1	402,894	(390,509)	156	12,542
Net Loss	—	—	—	—	—	(3,305)	—	(3,305)
Unrealized Loss on Available-for-Sale Investments	—	—	—	—	—	—	(18)	(18)
Foreign Currency Translation Adjustments	—	—	—	—	—	—	(1)	(1)
Issuance of Common Stock upon exercise of Pre-Funded Warrants	—	—	4,118,000	1	—	—	—	1
Vesting of Restricted Stock Units Issued, net of taxes withheld	—	—	125,000	—	—	—	—	—
Stock-based Compensation expense	—	—	—	—	309	—	—	309
Balance as of June 30, 2023	15,000	$—	16,795,673	$2	$403,203	$(393,814)	$137	$9,528

    The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in Thousands)

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS' EQUITY (DEFICIT)
	SHARES	AMOUNT	SHARES	AMOUNT
Balance as of January 1, 2022	—	$—	8,544,225	$1	$372,562	$(370,080)	$52	$2,535
Net Loss	—	—	—	—	—	(7,162)	—	(7,162)
Foreign Currency Translation Adjustments	—	—	—	—	—	—	(1)	(1)
Stock-based Compensation	—	—	—	—	(179)	—	—	(179)
Balance as of March 31, 2022	—	—	8,544,225	$1	372,383	(377,242)	51	(4,807)
Net Loss	—	—	—	—	—	(4,967)	—	(4,967)
Foreign Currency Translation Adjustments	—	—	—	—	—	—	(2)	(2)
Issuance of common stock, net of offering costs/Public Offering	—	—	844,613	—	14,893	—	—	14,893
Issuance of common stock, net of offering costs/At-the-Market Offering	—	—	7,500	—	15	—	—	15
Issuance of preferred stock, net of offering costs	15,000	—	—	—	14,916	—	—	14,916
Vesting of Restricted Stock Units Issued, net of taxes withheld	—	—	10,958	—	—	—	—	—
Stock-based Compensation	—	—	—	—	97	—	—	97
Balance as of June 30, 2022	15,000	$—	9,407,296	$1	$402,304	$(382,209)	$49	$20,145
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
For the six months ended June 30, 2023 and 2022

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022

Cash Flows From Operating Activities:
Net Loss	$(5,055)	$(12,128)
Adjustments To Reconcile Net Loss To Net Cash Used In Operating Activities:
Depreciation and Amortization	330	279
Stock-based Compensation	502	(82)
Increase in Inventory Reserves	—	10
Non-cash lease expense from Right of Use Assets	1,017	1,027
Amortization of Debt Financing Costs and Accretion of Debt Discount	184	184
Loss on Disposal of Assets	—	(2)
Realized Gain on Sale of Investments Available-for-Sale	—	(4)
Changes in operating Assets and Liabilities:
Accounts Receivable, net	848	(2,177)
Inventory	—	(1,063)
Prepaid and Other Assets	998	1,275
Accounts Payable	1,874	(797)
Lease Liability	(744)	(969)
Other Liabilities	(3,968)	(385)
Deferred License Revenue	(1,602)	(883)
Changes in operating Assets and Liabilities	(2,594)	(4,999)
Cash Used In Operating Activities	(5,616)	(15,715)
Cash Flows From Investing Activities:
Purchase of Investments Available-for-Sale	(3,835)	(2,810)
Sale of Investments Available-for-Sale	9,298	11,972
Purchase of Equipment	(225)	(80)
Cash Provided by Investing Activities	5,238	9,082
Cash Flows From Financing Activities:
Payments on Debt	—	(5,250)
Payments on Insurance Financing Note Payable	(503)	(439)
Payment on Financing Lease Liabilities	(258)	—
Proceeds from the Issuance of Common Stock	—	15,016
Offering Costs from the Issuance of Common Stock	—	(106)
Proceeds from the Issuance of Preferred Stock	—	15,000
Offering Costs from the Issuance of Preferred Stock	—	(85)
Cash (Used In) Provided by Financing Activities	(761)	24,136

Effect of exchange rate changes on cash	(4)	(3)

(Decrease) Increase in Cash and Cash Equivalents	(1,143)	17,500
Cash and Cash Equivalents at Beginning of Period	10,102	13,280
Cash and Cash Equivalents at End of Period	$8,959	$30,780
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$295	$998
Supplemental Disclosure of Noncash Investing and Financing Activities:
Change in Unrealized Loss on Available-for-Sale Investments	$(21)	$—
Insurance Financing Note Payable	$733	$—
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

Rockwell is a revenue-generating business and the second largest supplier of liquid and powder acid and bicarbonate concentrates for dialysis patients in the United States. Hemodialysis is the most common form of end-stage kidney disease treatment and is typically performed at freestanding outpatient dialysis centers, hospital-based outpatient centers, skilled nursing facilities, or in a patient’s home.

Rockwell provides the hemodialysis community with products controlled by a Quality Management System regulated by the U.S. Food and Drug Administration ("FDA"). Rockwell is ISO 13485 Certified and adheres to current Good Manufacturing Practices ("cGMP") and Association for Advancement of Medical Instrumentation ("AAMI") standards. Rockwell manufactures hemodialysis concentrates at its facilities in Michigan, South Carolina, and Texas totaling approximately 175,000 square feet, and manufactures its dry acid concentrate mixers at its facility in Iowa. Rockwell delivers the majority of its hemodialysis concentrates products and mixers to dialysis clinics throughout the United States and internationally utilizing its own delivery trucks and third-party carriers.
On July 10, 2023, Rockwell acquired the hemodialysis concentrates business from Evoqua Water Technologies LLC ("Evoqua"). This acquisition expands the Company's geographic footprint, customer base, and product offerings. In addition, this acquisition provides fully automated processing that potentially results in a lower cost to manufacture. As part of this acquisition, the Company now manufactures hemodialysis concentrates in Minnesota under a contract manufacturing agreement with a contract manufacturing organization. (See Note 16 for further detail).
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

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
2.  Liquidity and Capital Resources
As of June 30, 2023, Rockwell had approximately $14.9 million of cash, cash equivalents and investments available-for-sale, and working capital of $10.1 million. Net cash used in operating activities for the six months ended June 30, 2023 was approximately $5.6 million. Based on the currently available working capital, management believes the Company currently has sufficient funds to meet its operating requirements for at least the next twelve months from the date of the filing of this report.
On July 10, 2023, Armistice Capital Master Fund Ltd. (“Armistice”), which held a warrant to purchase 9,900,990 shares of common stock of the Company with an exercise price of $1.39 per share, exercised the warrant and the Company received gross proceeds of approximately $13.8 million (See Note 16 for further detail).

Also on July 10, 2023, Rockwell acquired the hemodialysis concentrates business from Evoqua Water Technologies LLC ("Evoqua") for an aggregate purchase price, subject to certain adjustments pursuant to the terms of the Purchase Agreement, of $11.0 million in cash paid at closing and equal annual installments of $2.5 million payable on each of the first and second anniversaries of the closing. In addition, the Company purchased approximately $1.2 million of inventory. This acquisition expands the Company's geographic footprint, customer base, and product offerings. In addition, this acquisition provides fully automated processing that potentially results in a lower cost to manufacture. As part of this acquisition, the Company manufactures hemodialysis concentrates under a contract manufacturing agreement with a contract manufacturing organization. (See Note 16 for further detail).
The Company continues to review its operational plans and execute on the acquisition of new customers, and has implemented cost containment activities. The Company may require additional capital to sustain its operations and make the investments it needs to execute its strategic plan. Additionally, the Company's operational plans include raising capital, if needed, by using its at-the-market ("ATM") facility or other methods or forms of financings, subject to existing limitations.
If the Company attempts to obtain additional debt or equity financing, the Company cannot assume such financing will be available on favorable terms, if at all.
As of June 30, 2023, the Company is no longer subject to the baby shelf limitations under Form S-3, which limit the amount the Company may offer pursuant to its registration statement on Form S-3.

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

The condensed consolidated balance sheet at June 30, 2023, and the condensed consolidated statements of operations, comprehensive loss, and changes in stockholders' equity for the three and six months ended June 30, 2023 and 2022 and cash flows for the six months ended June 30, 2023 and 2022 are unaudited, but include all adjustments, consisting of normal recurring adjustments the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and six months ended June 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023 or for any future interim period. The condensed consolidated balance sheet at December 31, 2022 has been derived from audited financial statements, however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2022 and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as filed with the SEC on March 30, 2023. The Company’s consolidated subsidiaries consist of its wholly-owned subsidiaries, Rockwell Transportation, Inc. and Rockwell Medical India Private Limited.

The accompanying condensed consolidated interim financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Restatement of Loss Per Share
Earnings per share for the three and six months ended June 30, 2022 have been recalculated and restated and is presented on a comparable basis with the three and six months ended June 30, 2023. In the first quarter of 2023, the Company determined it should have included pre-funded warrants issued in Q2 2022 in the earnings per share calculation accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC’) 260-10-45-13, which treats shares of common stock exercisable for little to no consideration as included in the denominator of both the basic and diluted earnings per share calculations. While the Company has determined the impact of including the pre-funded warrants in the earnings per share calculations does not have a material impact on previously issued financial statements and is correct to recalculate and restate amounts presented on a comparative and consistent basis with current period results. The table below summarizes previously reported and restated amounts on a comparative basis. See the table presentation of loss per share calculations as of June 30, 2023 and 2022 in the "Loss Per Share Including Restated Amounts" section below.

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
As Previously Reported:
Net loss per share attributable to common stockholders - basic and diluted	$(0.56)	$(1.40)
Weighted average number of shares of common stock outstanding - basic and diluted	8,805,190	8,675,428

As Restated:
Net loss per share attributable to common stockholders - basic and diluted	$(0.43)	$(1.20)
Weighted average number of shares of common stock outstanding - basic and diluted	11,591,768	10,076,415

Loss Per Share
Basic and diluted net loss per share for the three and six months ended June 30, 2023 and 2022, after giving effect to the restatement discussed above, was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Shares and Per Share Amounts)	2023	2022	2023	2022
Numerator:
Net loss	$(3,305)	$(4,967)	$(5,055)	$(12,128)
Net loss attributable to common stockholders for basic and diluted loss per share	$(3,305)	$(4,967)	$(5,055)	$(12,128)

Denominator:
Weighted average number of shares of common stock outstanding - basic and diluted	18,496,640	11,591,768	18,480,248	10,076,415
Net loss per share attributable to common stockholders - basic and diluted	$(0.18)	$(0.43)	$(0.27)	$(1.20)
Included within the weighted average shares of common stock outstanding for the three and six months ended June 30, 2023 and 2022, are 1,793,000 and 9,056,377 shares of common stock issuable upon the exercise of the pre-funded warrants (See Note 10), as the warrants are exercisable at any time for nominal consideration, and as such, the shares are considered outstanding for the purpose of calculating basic and diluted net loss per share attributable to common stockholders.
The Company’s potentially dilutive securities include stock options, restricted stock awards and units, convertible preferred stock and warrants. These securities were excluded from the computations of diluted net loss per share for the three and six months ended June 30, 2023 and 2022, as the effect would be to reduce the net loss per share. The following table includes the potential shares of common stock, presented based on amounts outstanding at each period end, that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of June 30,
	2023	2022
Options to purchase common stock	1,570,599	423,317
Unvested restricted stock awards	891	891
Unvested restricted stock units	313,065	125,000
Convertible Preferred Stock	1,363,636	1,363,636
Warrants to purchase common stock	10,196,268	12,303,432
Total	13,444,459	14,216,276
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
In June 2016, the FASB issued Accounting Standards Update ("ASU") 2016-13, "Financial Instruments - Credit Losses (Topic 326)," which introduced an impairment model that is based on expected credit losses, rather than incurred losses, to estimate credit losses on certain types of financial instruments (e.g., loan commitments). The expected credit losses should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments, over the contractual term. Financial instruments with similar risk characteristics may be grouped together when estimating expected credit losses. In addition, ASC 326 requires expected credit relates losses for available-for-sale debt securities to be recorded through an allowance for credit losses, while non-credit related losses will continue to be recognized through other comprehensive income. The Company adopted the new guidance, as of January 1, 2023, and it did not have a material impact on the Condensed Consolidated Financial Statements.

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
We currently operate in one market segment, the hemodialysis market, which involves the manufacture, sale and distribution of hemodialysis products to hemodialysis clinics, including pharmaceutical, dialysis concentrates, dialysis kits and other ancillary products used in the dialysis process. Our customer mix is diverse with most customer sales concentrations under 10% and one customer, DaVita, Inc., at approximately 50% for the six months ended June 30, 2023. Our accounts receivable from this customer were approximately 33% of the total consolidated accounts receivable balance at June 30, 2023.
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
The Company received upfront fees under five distribution and license agreements that have been deferred as a contract liability.  The amounts received from Wanbang Biopharmaceuticals Co., Ltd. (“Wanbang”), Sun Pharmaceutical Industries Ltd. ("Sun Pharma"), Jeil Pharmaceutical Co., Ltd. ("Jeil Pharma") and Drogsan Pharmaceuticals ("Drogsan Pharma") are recognized as revenue over the estimated term of the applicable distribution and license agreement as regulatory approval was not received and the Company did not have sufficient experience in China, India, South Korea and Turkey, respectively, to determine regulatory approval was probable as of the execution of the agreement.  The amounts received from Baxter Healthcare Corporation (“Baxter”) were deferred and recognized as revenue at the point in time the estimated product sales under the agreement occurred.
In November 2022, Rockwell reacquired its distribution rights to its hemodialysis concentrates products from Baxter and terminated the exclusive distribution agreement. Under the exclusive distribution agreement, Baxter distributed and commercialized Rockwell’s hemodialysis concentrates products and provided customer service and order delivery to nearly all United States customers. Following the reacquisition of these rights, Rockwell is now unrestricted in its ability to sell its hemodialysis concentrates products to dialysis clinics throughout the United States and around the world.
Rockwell agreed to pay Baxter a fee for the reacquisition of its distribution rights which was reflected as an expense at that time. This fee was payable in two equal installments on January 1, 2023 and April 1, 2023. As of June 30, 2023, all payments were completed.
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
Disaggregation of revenue
Revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

In thousands of U.S. dollars ($)	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
Products By Geographic Area	Total	U.S.	Rest of World	Total	U.S.	Rest of World
Drug Revenues
Product Sales – Point-in-time	$—	$—	$—	$—	$—	$—
License Fee – Over time	65	—	65	130	—	130
Total Drug Products	65	—	65	130	—	130
Concentrates Products
Product Sales – Point-in-time	18,015	16,125	1,890	36,146	32,585	3,561
License Fee – Over time	—	—	—	1,472	1,472	—
Total Concentrate Products	18,015	16,125	1,890	37,618	34,057	3,561
Net Revenue	$18,080	$16,125	$1,955	$37,748	$34,057	$3,691

In thousands of U.S. dollars ($)	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
Products By Geographic Area	Total	U.S.	Rest of World	Total	U.S.	Rest of World
Drug Revenues
Product Sales – Point-in-time	$482	$209	$273	$641	$368	$273
License Fee – Over time	65	—	65	127	—	127
Total Drug Products	547	209	338	768	368	400
Concentrates Products
Product Sales – Point-in-time	17,655	15,906	1,749	33,082	29,715	3,367
License Fee – Over time	480	480	—	956	956	—
Total Concentrate Products	18,135	16,386	1,749	34,038	30,671	3,367
Net Revenue	$18,682	$16,595	$2,087	$34,806	$31,039	$3,767
Contract balances
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

In thousands of U.S. dollars ($)	June 30, 2023	December 31, 2022
Accounts Receivable, net	$5,411	$6,259
Contract liabilities, which are included in deferred revenue	$2,729	$4,331
There were no bad debt expenses recognized related to any receivables arising from the Company’s contracts with customers for the three and six months ended June 30, 2023 and 2022.
There were no other material contract assets recorded on the condensed consolidated balance sheet as of June 30, 2023 and December 31, 2022.  The Company does not generally accept returns of its concentrates products and no material reserve for returns of concentrates products was established as of June 30, 2023 or December 31, 2022.
The contract liabilities primarily relate to upfront payments and consideration received from customers in advance of the customer assuming control of the related products.
Transaction price allocated to remaining performance obligations
Revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, contracts where revenue is recognized as invoiced, and contracts with variable consideration related to undelivered performance obligations, totaled $2.7 million as of June 30, 2023. The amount relates primarily to upfront payments and consideration received from customers in advance of the customer assuming control of the related products. The Company applies the practical expedient in paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
5.  Investments - Available-for-Sale
Investments available-for-sale consisted of the following as of June 30, 2023 and December 31, 2022 (table in thousands):

	June 30, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Accrued Interest	Fair Value
Available-for-Sale Securities
Debt securities	$5,852	$54	$—	$—	$5,906

	December 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Accrued Interest	Fair Value
Available-for-Sale Securities
Debt securities	$11,315	$75	$—	$—	$11,390
The fair value of investments available-for-sale are determined using quoted market prices from daily exchange-traded markets based on the closing price as of the balance sheet date and are classified as a Level 1 measurement under ASC 820 Fair Value Measurements.
As of June 30, 2023 and December 31, 2022, the amortized cost and estimated fair value of our available-for-sale securities were all due within one year.
6.  Inventory
Components of inventory, net of reserves, as of June 30, 2023 and December 31, 2022 are as follows (table in thousands):

	June 30, 2023	December 31, 2022
Inventory - Current Portion
Raw Materials	$2,805	$3,351
Work in Process	411	351
Finished Goods	2,598	2,112
Total Current Inventory	5,814	5,814
Inventory - Long Term	1,276	1,276
Total Inventory	$7,090	$7,090

As of both June 30, 2023 and December 31, 2022, Rockwell had total concentrate inventory aggregating $5.8 million against which Rockwell had reserved $25,000 for both periods. As of both June 30, 2023 and December 31, 2022, the Company classified $1.3 million of inventory as non-current, all of which was related to Triferic raw materials. This Triferic inventory will be utilized for the Company's international partnerships. In September 2022, the Company discontinued its New Drug Applications ("NDAs") for Triferic (dialysate) and Triferic AVNU in the United States.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
7.  Property and Equipment, net
As of June 30, 2023 and December 31, 2022, the Company’s property and equipment consisted of the following (table in thousands):

	June 30, 2023	December 31, 2022
Leasehold Improvements	$1,398	$1,256
Machinery and Equipment	6,006	5,922
Information Technology & Office Equipment	1,845	1,845
Laboratory Equipment	807	807
Total Property and Equipment	10,056	9,830
Accumulated Depreciation	(7,963)	(7,636)
Property and Equipment, net	$2,093	$2,194
Depreciation expense for the three months ended June 30, 2023 and 2022 was $0.2 million and $0.1 million, respectively. Depreciation expense for both the six months ended June 30, 2023 and 2022 was $0.3 million.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
8.  Accrued Liabilities
Accrued liabilities as of June 30, 2023 and December 31, 2022 consisted of the following (table in thousands):

	June 30, 2023	December 31, 2022
Accrued Research & Development Expense	$—	$43
Accrued Compensation and Benefits	1,574	2,568
Accrued Unvouchered Receipts	552	585
Accrued Workers Compensation	173	306
Other Accrued Liabilities	1,464	4,200
Total Accrued Liabilities	$3,763	$7,702
9.  Deferred Revenue
In October 2014, the Company entered into an exclusive distribution agreement with Baxter, which had a term of 10 years and received an upfront fee of $20 million. The upfront fee was recorded as deferred revenue and was being recognized based on the proportion of product shipments to Baxter in each period, compared with total expected sales volume over the term of the distribution agreement. On November 9, 2022, Rockwell reacquired its distribution rights to its hemodialysis concentrates products from Baxter and terminated the distribution agreement. Exclusivity and other provisions associated with the distribution agreement terminated November 9, 2022 and the remaining operational elements of the agreement terminated December 31, 2022. Rockwell agreed to provide certain services to a group of Baxter's customers until March 31, 2023. Under the distribution agreement, Baxter distributed and commercialized Rockwell’s hemodialysis concentrates products and provided customer service and order delivery to nearly all United States customers. Following the reacquisition of these rights, Rockwell is now unrestricted in its ability to sell its hemodialysis concentrates products to dialysis clinics throughout the United States and around the world. The Company recognized the remaining revenue of $1.5 million during the three months ended March 31, 2023.
In 2016, the Company entered into a distribution agreement with Wanbang (the "Wanbang Agreement") and received an upfront fee of $4.0 million. The upfront fee was recorded as deferred revenue and is being recognized as revenue based on the agreement term. The Company recognized revenue of approximately $53,000 and $0.1 million for each of the three and six months ended June 30, 2023 and 2022, respectively. Deferred revenue related to the Wanbang Agreement totaled $2.2 million as of June 30, 2023 and $2.3 million as of December 31, 2022. On August 7, 2023, Rockwell was informed by Wanbang, the Company’s commercialization partner in China for Triferic, that the main efficacy results of Wanbang’s clinical trial for Triferic (dialysate) compared with placebo were not obtained. The Company is working with Wanbang to determine next steps.

In January 2020, the Company entered into license and supply agreements with Sun Pharma (the "Sun Pharma Agreements"), for the rights to commercialize Triferic (dialysate) in India. In consideration for the license, the Company received an upfront fee of $0.1 million. The upfront fee was recorded as deferred revenue and is being recognized as revenue based on the agreement term. The Company recognized revenue of approximately $2,500 and $5,000 for the three and six months ended June 30, 2023 and 2022, respectively. Deferred revenue related to the Sun Pharma Agreement totaled $65,000 and $70,000 as of June 30, 2023 and December 31, 2022, respectively.

In September 2020, the Company entered into a license and supply agreements with Jeil Pharmaceutical (the "Jeil Agreements"), for the rights to commercialize Triferic (dialysate) in South Korea. In consideration for the license, the Company received an upfront fee of $0.2 million. In May 2022, Jeil Pharmaceutical obtained regulatory approval in South Korea and paid the Company $0.2 million in consideration of reaching the milestone. The upfront fee and milestone payments were recorded as deferred revenue and are being recognized as revenue based on the agreement term. The Company recognized revenue of $5,200 and $10,400 for the three and six months ended June 30, 2023 and 2022, respectively. Deferred revenue related to the Jeil Agreement totaled approximately $0.4 million as of both June 30, 2023 and December 31, 2022.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In June 2021, the Company entered into license and supply agreements with Drogsan Pharmaceuticals (the "Drogsan Agreements"), for the rights to commercialize Triferic (dialysate) and Triferic AVNU in Turkey. In consideration for the license, the Company received an upfront fee of $0.15 million. The upfront fee was recorded as deferred revenue and will be recognized as revenue based on the agreement term. The Company recognized revenue of $3,750 and $7,500 for the three and six months ended June 30, 2023 and 2022, respectively. Deferred revenue related to the Drogsan Agreements totaled approximately $120,000 and $127,500 as of June 30, 2023 and December 31, 2022, respectively. In April 2023, Drogsan submitted a Marketing Authorization application and GMP application for Triferic AVNU to the Turkish Medicines and Medical Devices Agency, for which Drogsan received priority status and high priority status, respectively. Taking into consideration that Drogsan was granted an accelerated review for Triferic AVNU with the Turkish regulatory authority, Rockwell anticipates approval for Triferic AVNU in Turkey in 2024. Drogsan is responsible for all regulatory approval and commercialization activities.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
10.  Stockholders’ Equity
The Company held its annual meeting of stockholders on May 23, 2023 (the “Annual Meeting”). At the Annual Meeting, the Company’s stockholders approved the amendment and restatement of the Rockwell Medical, Inc. 2018 Long Term Incentive Plan to increase the number of shares of common stock issuable thereunder by 1,600,000 shares (the “Amended 2018 Plan”).
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

The Series X Preferred Stock was issued for a price of $1,000 per share (the "Face Amount"), subject to accretion at a rate of 1% per annum, compounded annually. If the Company’s common stock trades above $22.00 for a period of 30 calendar days, the accretion will thereafter cease. As of June 30, 2023, the Series X Preferred Stock accreted a total $150,000.

The Series X Convertible Preferred Stock is convertible to common stock at a rate equal to the Face Amount, divided by a conversion price of $11.00 per share (subject to adjustment for future stock splits, reverse stock splits and similar recapitalization events). As a result, each share of Series X Preferred Stock will initially convert into approximately 91 shares of common stock. DaVita’s right to convert to common stock is subject to a beneficial ownership limitation, which is initially set at 9.9% of the outstanding common stock, which limitation may be reset (not to exceed 19.9%) at DaVita’s option and upon providing prior written notice to the Company. In addition, any debt financing is limited by the terms of our Securities Purchase Agreement with DaVita. Specifically, until DaVita owns less than 50% of its investment, the Company may only incur additional debt in the form of a purchase money loan, a working capital line of up to $5 million or to refinance existing debt, unless DaVita consents.

Additionally, the Series X Preferred Stock has a deemed liquidation event and redemption clause which could be triggered if the sale of all or substantially all of the Company's assets relating to the Company's dialysis concentrates business line. Since the Series X Preferred Stock may be redeemed if certain assets are sold at the option of the holder, but is not mandatorily redeemable, the preferred stock has been classified as permanent equity and initially recognized at fair value of $15 million (the proceeds on the date of issuance) less issuance costs of $0.1 million, resulting in an initial value of $14.9 million. The Company will assess at each reporting period whether conditions have changed to now meet the mandatory redemption definition which could trigger liability classification.

As of both June 30, 2023 and December 31, 2022, there were 2,000,000 shares of preferred stock, $0.0001 par value per share, authorized and 15,000 shares of preferred stock issued and outstanding.
Common Stock
As of June 30, 2023 and December 31, 2022, there were 170,000,000 shares of common stock, $0.0001 par value per share, authorized and 16,795,673 and 12,163,673 shares issued and outstanding, respectively.
As of June 30, 2023 and 2022, the Company has reserved for issuance the following shares of common stock related to the potential exercise of employee stock options, unvested restricted stock, convertible preferred stock, pre-funded warrants and all other warrants (collectively, "common stock equivalents"):

	As of June 30,
Common stock and common stock equivalents:	2023	2022
Common stock	16,795,673	9,407,296
Common stock issuable upon exercise of pre-funded warrants	1,793,000	9,056,377
Common stock and pre-funded stock warrants	18,588,673	18,463,673
Options to purchase common stock	1,570,599	423,317
Unvested restricted stock awards	891	891
Unvested restricted stock units	313,065	125,000
Convertible Preferred Stock	1,363,636	1,363,636
Warrants to purchase common stock	10,196,268	10,196,268
Total	32,033,132	30,572,785
During the three months ended June 30, 2023 and 2022, 4,118,000 and nil pre-funded warrants were exercised, respectively. During the six months ended June 30, 2023 and 2022, 4,507,000 and nil pre-funded warrants were exercised, respectively.
During the three and six months ended June 30, 2023 and 2022, no vested employee stock options were exercised.
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

During the quarter ended June 30, 2023, no sales were made pursuant to the Sales Agreement. Approximately $12.2 million remains available for sale under the ATM facility.
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

A total of 1,793,000 Pre-Funded Warrants remained outstanding as of June 30, 2023. On July 5, 2023, the remaining 1,793,000 Pre-Funded Warrants to purchase common stock were exercised.
Private Placement

Also on May 30, 2022, concurrently with the Offering, the Company entered into the PIPE Purchase Agreement relating to the offering and sale (the “Private Placement”) of warrants to purchase up to a total of 9,900,990 shares of common stock (the "PIPE Warrants") and pre-funded warrants to purchase up to a total of 1,267,897 shares of common stock (the “Pre-
Funded PIPE Warrants”). Each warrant was sold at a price of $0.125 per underlying warrant share and is exercisable at an exercise price of $1.39 per share. The purchase price of each Pre-Funded Warrant was equal to the price at which a share of common stock was sold to the public in the Offering, minus $0.0001, and the exercise price of each Pre-Funded Warrant is $0.0001 per share. As of December 2022, all Pre-Funded PIPE Warrants have been exercised.

As of June 30, 2023, 9,900,990 PIPE Warrants remained outstanding. On July 10, 2023, 9,900,990 PIPE Warrants were exercised for 9,900,990 shares of common stock (See Note 16 for further details).

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
11.  Stock-Based Compensation
The Company recognized total stock-based compensation expense during the three and six months ended June 30, 2023 and 2022 as follows (table in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Service-based awards:
Restricted stock units	$119	$26	$164	$37
Stock option awards	190	72	338	272
Total Service Based Awards	309	98	502	309
Performance-based awards:
Restricted stock awards	—	—	—	(391)
Total	$309	$98	$502	$(82)
Performance Based Restricted Stock
A summary of the Company’s restricted stock awards during the six months ended June 30, 2023 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2023	891	$62.70
Unvested at June 30, 2023	891	$62.70

A summary of the Company’s restricted stock awards during the six months ended June 30, 2022 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2022	7,118	$62.70
Forfeited	(6,227)	$62.70
Unvested at June 30, 2022	891	$62.70
Restricted stock awards are measured based on their fair value on the date of grant and amortized over the vesting period of 20 months. As of both June 30, 2023 and 2022, unvested restricted stock awards of 891 were related to performance-based awards. The forfeited performance-based restricted stock awards of 6,227 was due to the resignation of the Company's Chief Development Officer on March 25, 2022. These forfeited awards reduced stock-based compensation expense by $0.4 million in 2022.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Service-Based Restricted Stock Units
A summary of the Company’s service-based restricted stock units during the six months ended June 30, 2023 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2023	125,000	$1.47
Granted	313,065	1.87
Vested	(125,000)	1.47
Unvested at June 30, 2023	313,065	$1.87

A summary of the Company’s service-based restricted stock units during the six months ended June 30, 2022 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2022	29,289	$12.87
Granted	125,000	1.47
Vested	(23,515)	11.33
Forfeited	(5,774)	19.00
Unvested at June 30, 2022	125,000	$1.47
Service based restricted stock units are measured based on their fair value on the date of grant and amortized over the vesting period. The vesting periods range from 1 to 3 years. Stock-based compensation expense of $0.1 million and $25,554 was recognized for the three months ended June 30, 2023 and 2022, respectively. Stock-based compensation expense of $0.2 million and $37 thousand was recognized for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, the unrecognized stock-based compensation expense was $0.5 million, which is expected to be recognized over an estimated weighted average remaining term of less than 1.7 years.
Service-Based Stock Options
The fair value of the service-based stock options granted for the six months ended June 30, 2022 were based on the following assumptions:

Six Months Ended June 30, 2023
Exercise price	$1.37 - $2.83
Expected stock price volatility	81.64% - 81.9%
Risk-free interest rate	3.41% - 3.55%
Term (years)	4 - 6

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
A summary of the Company’s service-based stock option activity for the six months ended June 30, 2023 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at January 1, 2023	1,206,905	$8.32	8.9
Granted	382,745	1.48	5.5
Forfeited	(13,447)	4.02	—
Expired	(5,604)	19.01	—
Outstanding at June 30, 2023	1,570,599	$6.65	8.7

Exercisable at June 30, 2023	301,986	$26.15	6.5

A summary of the Company’s service-based stock option activity for the six months ended June 30, 2022 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at January 1, 2022	528,591	$32.01	7.5
Granted	909	4.07	9.5
Forfeited	(24,488)	15.00	—
Expired	(81,695)	83.32	—
Outstanding at June 30, 2022	423,317	$23.03	7.8

Exercisable at June 30, 2022	227,412	$31.19	5.8
The aggregate intrinsic value is calculated as the difference between the closing price of the Company's common stock and the exercise price of the stock options that had strike prices below the closing price. The intrinsic value of the outstanding options were not significant for all periods presented.
During the six months ended June 30, 2023, the Company granted 382,745 stock options to purchase shares of common stock. During the six months ended June 30, 2023, 13,447 shares were forfeited and 5,604 shares expired. Forfeitures are recorded in the period of occurrence and compensation expense is adjusted accordingly.
Stock-based compensation expense recognized for service-based stock options was $0.2 million and $0.1 million for the three months ended June 30, 2023, and 2022 respectively. Stock-based compensation expense recognized for service-based stock options was $0.3 million and $0.3 million for the six months ended June 30, 2023, and 2022, respectively. As of June 30, 2023, total stock-based compensation expense related to unvested options not yet recognized totaled approximately $0.9 million, which is expected to be recognized over an estimated weighted average remaining term of 8.7 years.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
12.  Licensing Agreements
Product License Agreements
The Company is a party to a Licensing Agreement between the Company and Charak, LLC ("Charak") dated January 7, 2002 (the "2002 Agreement") that grants the Company exclusive worldwide rights to certain patents and information related to our Triferic product. On October 7, 2018, the Company entered into a Master Services and IP Agreement (the “Charak MSA”) with Charak and Dr. Ajay Gupta, a former Officer of the Company. Pursuant to the MSA, the parties entered into three additional agreements described below related to the license of certain soluble ferric pyrophosphate (“SFP”) intellectual property owned by Charak. As of June 30, 2023 and December 31, 2022, the Company has accrued $85,400 relating to certain IP reimbursement expenses and certain sublicense royalty fees, which is included within accrued liabilities on the condensed consolidated balance sheet.
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
Also pursuant to the Charak MSA, the Company and Charak entered into a Technology License Agreement TPN Triferic dated as of October 7, 2018 (the “TPN Agreement”), pursuant to which Charak granted the Company an exclusive, sub-licensable, royalty-bearing license to SFP for the purpose of commercializing worldwide certain TPN products incorporating SFP. The license grant under the TPN Agreement continues for a term that expires on the later of February 1, 2034 or upon the expiration or termination of a valid claim of a licensed patent. During the term of the TPN Agreement, the Company is liable to pay Charak a base royalty on net sales and an additional royalty on net sales while there exists a valid claim of a licensed patent, on a country-by-country basis. The Company shall also pay to Charak a percentage of any sublicense income received during the term of the TPN Agreement, which amount shall not be less than a minimum royalty on net sales of the licensed products by the sublicensee in jurisdictions where there exists a valid claim, on a country-by-country basis, and not be less than a lower rate of the net sales of the licensed products by the sublicensee in jurisdictions where there exists no valid claim, on a country-by-country basis.
The potential sub-license milestone payments are not yet considered probable, and no milestone payments have been accrued as of June 30, 2023 and December 31, 2022.

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
At June 30, 2023, the Company had operating and finance lease liabilities of $5.9 million and right-of-use assets of $5.7 million, which are included in the condensed consolidated balance sheet.
At December 31, 2022, the Company had operating and finance lease liabilities of $6.7 million and right-of-use assets of $6.4 million, which are included in the condensed consolidated balance sheet.
The following summarizes quantitative information about the Company’s operating and finance leases (table in thousands):

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Operating leases
Operating lease cost	$391	$366	$735	$745
Interest on lease obligations	64	65	124	135
Variable lease cost	109	92	224	187
Operating lease expense	564	523	1,083	1,067
Finance leases
Non-cash lease expense from right-of-use assets	141	141	282	282
Interest on lease obligations	38	45	77	92
Finance lease expense	179	186	359	374
Short-term lease rent expense	4	4	8	8
Total lease expense	$747	$713	$1,450	$1,449

Other information
Payments for principal from operating leases	$478	$447	$902	$911
Payments for interest from finance leases	$38	$45	$77	$92
Payments for principal from finance leases	$129	$119	$258	$237
Weighted-average remaining lease term – operating leases	2.7	3.2	2.7	3.2
Weighted-average remaining lease term – finance leases	3.9	4.9	3.9	4.9
Weighted-average discount rate – operating leases	6.5%	6.3%	6.5%	6.3%
Weighted-average discount rate – finance leases	6.4%	6.4%	6.4%	6.4%
Future minimum rental payments under operating and finance lease agreements are as follows (in thousands):

	Operating	Finance
Year ending December 31, 2023 (remaining)	$875	$335
Year ending December 31, 2024	1,511	672
Year ending December 31, 2025	1,021	676
Year ending December 31, 2026	362	666
Year ending December 31, 2027	131	311
Total	3,900	2,660
Less present value discount	(318)	(308)
Operating and finance lease liabilities	$3,582	$2,352

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
In connection with each funding of the Term Loans, the Company was required to issue to Innovatus a warrant (the “Warrants”) to purchase a number of shares of the Company’s common stock equal to 3.5% of the principal amount of the relevant Term Loan funded divided by the exercise price, which was based on the lower of (i) the volume weighted average closing price of the Company’s stock for the 5-trading day period ending on the last trading day immediately preceding the execution of the Loan Agreement or (ii) the closing price on the last trading day immediately preceding the execution of the Loan Agreement (or for the second and third tranches only at the lower of (i) $18.15 per share or (ii) the volume weighted average closing price of the Company’s stock for the 5-trading day period ending on the last trading day immediately preceding the relevant Term Loan funding). The Warrants may be exercised on a cashless basis and are immediately exercisable through the seventh anniversary of the applicable funding date. The number of shares of common stock for which each Warrant is exercisable and the associated exercise price are subject to certain proportional adjustments as set forth in such Warrant. In connection with the first tranche of the Term Loans, the Company issued a Warrant to Innovatus, exercisable for an aggregate of 43,388 shares of the Company’s common stock at an exercise price of $18.15 per share. The Company evaluated the warrant under ASC 470, Debt, and recognized an additional debt discount of approximately $0.5 million based on the relative fair value of the base instruments and warrants. The Company calculated the fair value of the warrant using the Black-Scholes model.

The Company is entitled to make interest-only payments for thirty months, or up to thirty-six months if certain conditions are met. The Term Loans will mature on March 16, 2025, and will bear interest at the greater of (i) Prime Rate (as defined in the Loan Agreement) and (ii) 4.75%, plus 4.00% with an initial interest rate of 8.75% per annum and an effective interest rate of 10.9%. The Company has the option, under certain circumstances, to add 1.00% of such interest rate amount to the then outstanding principal balance in lieu of paying such amount in cash. For the three months ended June 30, 2023 and 2022, interest expense amounted to $0.3 million and $0.4 million, respectively. For the six months ended June 30, 2023 and 2022, interest expense amounted to $0.6 million and $0.8 million, respectively.

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

As of June 30, 2023, the Company was in compliance with all covenants under the Loan Agreement.

As of June 30, 2023, the outstanding balance of the Term Loan was $9.4 million, net of unamortized issuance costs and discount of $0.6 million.

The following table reflects the schedule of principal payments on the Term Loan as of June 30, 2023 (in thousands):

Principal Payments
2023 (remaining)	$2,000
2024	6,000
2025	2,000
$10,000

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
15. Insurance Financing Note Payable
On June 3, 2023, the Company entered into a short-term note payable for $0.7 million, bearing interest at 9.59% per annum to finance various insurance policies. Principal and interest payments related to this note began on July 3, 2023 and will be paid on a straight-line amortization over nine months with the final payment due on March 3, 2024. As of June 30, 2023, the outstanding balance was $0.7 million.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
16. Subsequent Events
On July 5, 2023, all of the remaining Pre-Funded Warrants to purchase 1,793,000 shares of common stock issued on May 30, 2022 were exercised. The exercise price of each Pre-Funded Warrant was $0.0001 per share and resulted in gross proceeds to the Company of $179 (See Note 10 for more detail on the Pre-Funded Warrants).
Asset Purchase Agreement
On July 10, 2023, the Company executed and consummated the transactions contemplated by an Asset Purchase Agreement (the “Purchase Agreement”) with Evoqua.

Subject to the terms and conditions of the Purchase Agreement, at the closing of the transaction (the “Closing”), the Company purchased from Evoqua substantially all of the assets of Evoqua that are related to its business of manufacturing, marketing, distributing, and selling hemodialysis concentrates products in powder and liquid form (the “Concentrates Business”) for an aggregate purchase price, subject to certain adjustments pursuant to the terms of the Purchase Agreement, of $11.0 million in cash paid at Closing and equal annual installments of $2.5 million payable on each of the first and second anniversaries of the Closing.

The foregoing summary of the Purchase Agreement is subject to, and qualified in its entirety by reference to, the Purchase Agreement, which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q.

Warrant Exercise and Reload Warrants

On July 10, 2023, the Company entered into a letter agreement (the “Letter Agreement”) with Armistice Capital Master Fund Ltd. (“Armistice”), which held a warrant (the “Prior Warrant”) to purchase 9,900,990 shares of common stock of the Company (the “Common Stock”) with an exercise price of $1.39 per share, offering Armistice the opportunity to exercise the Prior Warrant for cash, provided the Prior Warrant was exercised for cash on or prior to 5:00 P.M. Eastern Time on July 10, 2028 (the “End Date”). In addition, Armistice would receive a “reload” warrant (the “Reload Warrant”) to purchase 3,750,000 shares of Common Stock with an exercise price of $5.13 per share, the closing price as reported by the Nasdaq Capital Market on July 7, 2023. The terms of the Reload Warrant and Letter Agreement provide for customary resale registration rights. The Letter Agreement also provides that for a period of 45 days after the issuance of the Reload Warrant, the Company’s may not sell shares of Common Stock pursuant to its sales agreement with Cantor Fitzgerald & Co., dated as of April 8, 2022, at price per share less than $6.25. The Reload Warrant may be exercised at all times prior to the 54 months month anniversary of its issuance date. The Prior Warrant and the Reload Warrant both provide that a holder (together with its affiliates) may not exercise any portion of the Prior Warrant or the Reload Warrant to the extent that the holder would own more than 9.99% of the Company’s outstanding Common Stock immediately after exercise, as such percentage ownership is determined in accordance with the terms of such warrant. To the extent the exercise of the Prior Warrant would result in Armistice holding more than 9.99% of the Company’s outstanding Common Stock, such shares of Common Stock in excess of 9.99% will be held in abeyance. The Letter Agreement amended the Prior Warrant to extend the expiration date thereof to one year following the original expiration date set forth therein.

Armistice exercised the Prior Warrant on July 10, 2023, and the Company received gross proceeds of approximately $13.8 million from the exercise of the Prior Warrant as a result of such exercise pursuant to the terms of the Letter Agreement. As of July 10, 2023, following the exercise of the Prior Warrant, the Company had 28,489,663 shares of common stock outstanding. The Letter Agreement and Reload Warrant were entered into pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Regulation D as promulgated thereunder.

The foregoing summaries of the Reload Warrant and the Letter Agreement are subject to, and qualified in their entirety by reference to, the Reload Warrant and the Letter Agreement, which are filed as Exhibits 4.1 and 10.1 to this Quarterly Report on Form 10-Q, respectively.

International Distribution Agreement

On August 7, 2023, Rockwell was informed by Wanbang, the Company’s commercialization partner in China for Triferic, that the main efficacy results of Wanbang’s clinical trial for Triferic (dialysate) compared with placebo were not obtained. The Company is working with Wanbang to determine next steps.

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
Forward-Looking Statements
We make forward-looking statements in this report and may make such statements in future filings with the Securities and Exchange Commission, or SEC.  We may also make forward-looking statements in our press releases or other public or shareholder communications.  Our forward-looking statements are subject to risks and uncertainties and include information about our current expectations and possible or assumed future results of our operations. When we use words such as “may,” “might,” “will,” “should,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” “could,” “plan,” “potential,” “predict,” “forecast,” “project,” “intend,” “is focused on” or similar expressions, or make statements regarding our intent, belief, or current expectations, we are making forward-looking statements. Our forward looking statements also include, without limitation, statements about our liquidity and capital resources; our ability to continue as a going concern; our ability to successfully integrate and acquisitions: our ability to develop Ferric Pyrophosphate Citrate (“FPC”) for other indications; our ability to successfully execute on our business strategy and development of new indications; our ability to raise additional capital; our ability to renegotiate certain terms of our supply contracts; our ability to successfully implement certain cost containment and cost-cutting measures; our ability to achieve profitability and statements regarding our anticipated future financial condition, operating results, cash flows and business plans.
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
Rockwell is a revenue-generating business, the second largest supplier of liquid and powder acid and bicarbonate concentrates for dialysis patients in the United States. Hemodialysis is the most common form of end-stage kidney disease treatment and is typically performed at freestanding outpatient dialysis center, hospital-based outpatient centers, skilled nursing facilities, or in a patient’s home. This represents a large market opportunity for which we believe Rockwell's products are well-positioned to meet the needs of patients.
Rockwell provides the hemodialysis community with products controlled by a Quality Management System regulated by the U.S. Food and Drug Administration ("FDA"). Rockwell is ISO 13485 Certified and adheres to current Good Manufacturing Practices ("cGMP") and Association for Advancement of Medical Instrumentation ("AAMI") standards. Rockwell manufactures hemodialysis concentrates at its facilities in Michigan, South Carolina, and Texas totaling approximately 175,000 square feet, and manufactures its dry acid concentrate mixers at its facility in Iowa. Rockwell delivers the majority of its hemodialysis concentrates products and mixers to dialysis clinics throughout the United States and internationally utilizing its own delivery trucks and third-party carriers. Rockwell has developed a core expertise in manufacturing and delivering hemodialysis concentrates, and has built a longstanding reputation for reliability, quality, and excellent customer service.
On July 10, 2023, Rockwell acquired the hemodialysis concentrates business (the “Evoqua Acquisition”) from Evoqua Water Technologies LLC ("Evoqua"). The Evoqua Acquisition expands the Company's geographic footprint, customer base, and product offerings. In addition, the Evoqua Acquisition provides fully automated processing that potentially has a lower cost to manufacture. As part of this acquisition, the Company manufactures hemodialysis concentrates in Minnesota under a contract manufacturing agreement with a contract manufacturing organization. (See Note 16 for further detail).
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
Rockwell’s strategy is focused on growing the Company's revenue-generating business, which currently includes hemodialysis concentrates and international partnerships for Triferic and achieving profitability to put the Company in a stronger and more stable financial position.
Hemodialysis Concentrates Business: Rockwell is the second largest supplier of life-sustaining hemodialysis concentrates products to dialysis clinics in the United States. Our hemodialysis concentrates products are used to sustain a patient's life by removing toxins and balancing electrolytes in a dialysis patient’s bloodstream. A key element of our dialysis business strategy going forward is to improve the strength of our concentrates business. We believe we can achieve this by growing our business through the addition of new customers, expanding our territory coverage, increasing the efficiency of our production, and pricing our products appropriately to drive profitability.
Prior to the second quarter of 2022, Rockwell's concentrates business operated at a loss. This loss was accelerated due to inflation, which has increased our manufacturing and operating costs. We undertook discussions with our largest customers to renegotiate our existing supply contracts to improve the profitability of this business line. On April 6, 2022, we amended our agreement with our long-time partner, DaVita, Inc. ("DaVita"), a leading provider of kidney care, to enable us to stabilize our concentrates business. The amended agreement provides a stronger financial arrangement which encompasses pricing, cost share, cost cutting, and joint efforts to improve supply chain, all of which is intended to drive Rockwell’s concentrates business to operate profitably in the future. We are currently in discussions with DaVita on an extension to the agreement. In addition to the amended agreement, DaVita invested $15 million in preferred stock in two equal tranches. The first tranche of $7.5 million was funded on April 7, 2022. The second tranche of $7.5 million was funded on June 16, 2022. We continue to review our entire supply chain to identify opportunities for improvement, prioritizing initiatives that will have the largest impact on long-term efficiency, profitability, and growth.
On November 9, 2022, Rockwell reacquired its distribution rights to its hemodialysis concentrates products from Baxter and has agreed to terminate the exclusive distribution agreement dated October 2, 2014. Exclusivity and other provisions associated with the distribution agreement terminated November 9, 2022 and the remaining operational elements of the agreement terminate December 31, 2022. Under the exclusive distribution agreement, Baxter distributed and commercialized Rockwell’s hemodialysis concentrates products in the United States and certain other countries. Rockwell manufactured all hemodialysis concentrates products and provided customer service and order delivery to nearly all U.S. customers. Following the reacquisition of these rights, Rockwell is now able to sell its hemodialysis concentrates products directly to dialysis clinics throughout the United States and around the world. Additionally, Rockwell is now able to independently price its products, eliminate costs associated with manufacturing covenants, improve manufacturing efficiencies, realize the full benefits from those improvements, and develop, in-license, or acquire new products to develop a broader kidney care products portfolio. This is expected to improve Rockwell's overall profitability and set the Company on a positive growth trajectory. Collectively, we believe this affords Rockwell the opportunity to expand its leadership position within a large market opportunity. According to an independent research report from L.E.K. Consulting LLC, which was commissioned by Rockwell in 2022, the hemodialysis concentrates market in the United States alone was valued at $380 million in 2022 and is anticipated to grow to approximately $500 million by 2026.
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
On August 7, 2023, Rockwell was informed by Wanbang, the Company’s commercialization partner in China for Triferic, that the main efficacy results of Wanbang’s clinical trial for Triferic (dialysate) compared with placebo were not obtained. The Company is working with Wanbang to determine next steps.
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

Results of Operations for the Three Months Ended June 30, 2023 and 2022
The following table summarizes our operating results for the periods presented below (dollars in thousands):

	For the Three Months Ended June 30,
	2023	% of Revenue	2022	% of Revenue	% Change

Net Sales	$18,080		$18,682		(3)%
Cost of Sales	17,047	94%	16,937	91%	1
Gross Profit	1,033	6	1,745	9	(41)

Research and Product Development	167	1	926	5	(82)
Selling and Marketing	530	3	526	3	1
General and Administrative	3,295	18	4,775	26	(31)
Operating Loss	$(2,959)	(16)%	$(4,482)	(24)%	(34)%
Net Sales
During the three months ended June 30, 2023, our net sales were $18.1 million compared to net sales of $18.7 million during the three months ended June 30, 2022. The decrease of $0.6 million was primarily due to the reduction of deferred revenue related to Rockwell reacquiring its distribution rights and terminating the Baxter distribution agreement. Overall, product revenue for the three months ended June 30, 2023 was $18.0 million compared to product revenue of $17.6 million during the three months ended June 30, 2022, an increase of $0.4 million. Rockwell expects this trend to continue as we work to integrate the Evoqua Acquisition (See Note 16).
Gross Profit
Cost of sales during the three months ended June 30, 2023 was $17.0 million, resulting in gross profit of $1.0 million during the three months ended June 30, 2023, compared to cost of sales of $16.9 million and a gross profit of $1.7 million during the three months ended June 30, 2022. Gross profit decreased by $0.7 million primarily due to the reduction of the recognition of the deferred revenue related to the termination of the Baxter distribution agreement (See Note 9).
Research and Product Development Expense
Research and product development expenses were $0.2 million and $0.9 million for the three months ended June 30, 2023 and 2022, respectively. Research and product development expenses decreased by $0.7 million due to greater expense management over project costs, a reduction in headcount and the decision to put all research related to our FPC for home infusion program on hold due to the significant capital expenditure and resources to support additional re-formulation work and conduct a Phase 2 trial.
Selling and Marketing Expense
Selling and marketing expenses were unchanged at $0.5 million for both the three months ended June 30, 2023, and 2022. We continue to evaluate marketing spend and focus on target opportunities for greater return on investments.
General and Administrative Expense
General and administrative expenses were $3.3 million during the three months ended June 30, 2023, compared with $4.8 million during the three months ended June 30, 2022. The decrease of $1.5 million is primarily due to improved expense management and the reduced usage of outside consultants and government agencies.
Other Income (Expense)
Other income for the three months ended June 30, 2023 and 2022 was $49,000 and nil, respectively. Other expense for the three months ended June 30, 2023 and 2022 was $0.4 million and $0.5 million, respectively, primarily due to interest expense related to our debt facility (See Note 14).

Results of Operations for the Six Months Ended June 30, 2023 and 2022
The following table summarizes our operating results for the periods presented below (dollars in thousands):

	For the Six Months Ended June 30,
	2023	% of Revenue	2022	% of Revenue	% Change

Net Sales	$37,748		$34,806		8%
Cost of Sales	34,116	90%	33,846	97%	1
Gross Profit	3,632	10	960	3	278

Research and Product Development	445	1	2,494	7	(82)
Selling and Marketing	1,028	3	981	3	5
General and Administrative	6,545	17	8,592	25	(24)
Operating Loss	$(4,386)	(12)%	$(11,107)	(32)%	(61)%
Net Sales
During the six months ended June 30, 2023, our net sales were $37.7 million compared to net sales of $34.8 million during the six months ended June 30, 2022. The increase of $2.9 million was primarily due to the restructuring of our supply contract with DaVita, the reacquired rights to commercialize and distribute our products, onboarding of new customers and increased pricing to other customers. Overall, product revenue for the six months ended June 30, 2023 was $36.1 million compared to product revenue of $33.1 million during the three months ended June 30, 2022, an increase of $3.0 million.
Gross Profit
Cost of sales during the six months ended June 30, 2023 was $34.1 million, resulting in gross profit of $3.6 million during the six months ended June 30, 2023, compared to cost of sales of $33.8 million and a gross profit of $1.0 million during the six months ended June 30, 2022. Gross profit increased by $2.6 million primarily due to the restructuring of our supply contract with DaVita, recognition of the remaining deferred revenue related to the termination of the Baxter distribution agreement (See Note 9), onboarding of new customers and increased pricing to other customers. In addition, Rockwell completed the Evoqua Acquisition in July 2023, which is expected to expand our capabilities (See Note 16).
Research and Product Development Expense
Research and product development expenses were $0.4 million and $2.5 million for the six months ended June 30, 2023 and 2022, respectively. Research and product development expenses decreased by $2.1 million due to greater cash management over project costs, a reduction in headcount and the decision to put all research related to our FPC for Home Infusion program on hold due to the significant capital expenditure and resources to support additional re-formulation work and conduct a Phase 2 trial.
Selling and Marketing Expense
Selling and marketing expenses were unchanged at $1.0 million for both the six months ended June 30, 2023, and 2022. We continue to evaluate marketing spend and focus on target opportunities for greater return on investments.
General and Administrative Expense
General and administrative expenses were $6.5 million during the six months ended June 30, 2023, compared with $8.6 million during the six months ended June 30, 2022. The decrease of $2.1 million is primarily due to the reduced usage of outside consultants and government agencies.
Other Income (Expense)

Other income for the six months ended June 30, 2023 and 2022 was $0.1 million related to cash equivalents and nil, respectively. Other expense for the six months ended June 30, 2023 and 2022 was $0.8 million and $1.0 million of interest expense related to our debt facility, respectively (See Note 14).

Liquidity and Capital Resources
As of June 30, 2023, we had approximately $14.9 million of cash, cash equivalents and investments available-for-sale, and working capital of $10.1 million. Net cash used in operating activities for the six months ended June 30, 2023 was approximately $5.6 million. Based on the currently available working capital, management believes the Company currently has sufficient funds to meet its operating requirements for at least the next twelve months from the date of the filing of this report.
On July 10, 2023, Armistice Capital Master Fund Ltd. (“Armistice”) exercised its warrant to purchase 9,900,990 shares of common stock with an exercise price of $1.39 per share and the Company received gross proceeds of approximately $13.8 million (See Note 16).

Also on July 10, 2023, Rockwell completed the Evoqua Acquisition for an aggregate purchase price, subject to certain adjustments pursuant to the terms of the Purchase Agreement, of $11.0 million in cash paid at closing and equal annual installments of $2,500,000 payable on each of the first and second anniversaries of the closing. In addition, the Company also purchased approximately $1.2 million of inventory. The Evoqua Acquisition expands the Company's geographic footprint, customer base, and product offerings. In addition, the Evoqua Acquisition provides fully automated processing that potentially results in a lower cost to manufacture. As part of the Evoqua Acquisition, the Company manufactures hemodialysis concentrates under a contract manufacturing agreement with a contract manufacturing organization. (See Note 16).
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
As of June 30, 2023, the Company is no longer subject to the baby shelf limitations under Form S-3, which limit the amount the Company may offer pursuant to its registration statement on Form S-3.

The Company is subject to certain covenants and cure provisions under its Loan Agreement with Innovatus. As of the date of this report, the Company is in compliance with all covenants (See Note 14).

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
We believe our ability to fund our activities in the long term will be highly dependent upon i) our ability to execute on the growth strategy of our hemodialysis concentrates business, ii) our ability to achieve profitability, and iii) our ability to identify, develop, in-license, or acquire new products in developing our renal care product portfolio. All of these strategies are subject to significant risks and uncertainties such that there can be no assurance we will be successful in achieving them. If we are unsuccessful in executing our business plan and we are unable to raise the required capital, we may be forced to curtail all of our activities and, ultimately, cease operations. Even if we are able to raise sufficient capital, such financings may only be available on unattractive terms, or result in significant dilution of stockholders’ interests and, in such event, the market price of our common stock may decline.
Cash Used in Operating Activities
Net cash used in operating activities was $5.6 million for the six months ended June 30, 2023 compared to net cash used in operating activities of $15.7 million for the six months ended June 30, 2022. The decrease in cash used from operating activities during the current period was primarily due to a decrease in net loss, offset by changes in current balance sheet accounts in the ordinary course of business of approximately $2.6 million, including an increase in accounts payable of $1.9 million, a decrease in other liabilities of $4.0 million, a decrease in deferred revenue of $1.6 million for recognition of the remaining deferred revenue related to the termination of the Baxter distribution agreement and a decrease in prepaid and other assets of $1.0 million.
Cash Provided by Investing Activities
Net cash provided by investing activities was $5.2 million during the six months ended June 30, 2023 compared to net cash provided by investing activities of $9.1 million for the six months ended June 30, 2022. The net cash provided by investing activities during the six months ended June 30, 2023 was primarily due to sales and purchase of available-for-sale investments during the period.
Cash (Used in) Provided by Financing Activities
Net cash used in financing activities was $0.8 million during the six months ended June 30, 2023 compared to the net cash provided by financing activities of $24.1 million for the six months ended June 30, 2022. The net cash used in financing activities during the six months ended June 30, 2023 was primarily due to the Company making interest only payments on the Company's debt and short term insurance note payable.
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
Under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2023. Based upon that evaluation, our Chief Executive Officer concluded our disclosure controls and procedures were effective as of June 30, 2023.
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
Item 1A. Risk Factors
Our business is subject to various risks, including those described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2022 under "Item 1A - Risk Factors" except as noted below.
We may fail to realize the anticipated benefits of the Evoqua Acquisition, including an improved financial position, and those benefits may take longer to realize than expected.
On July 10, 2023, we completed our acquisition of the hemodialysis concentrates business (the “Evoqua Acquisition”) from Evoqua Water Technologies LLC (“Evoqua”). Our ability to realize the anticipated benefits of the Evoqua Acquisition, including an improved financial position, expanded geographic footprint, customer base and product offerings, and increased manufacturing capacity, will depend in part on the integration of Evoqua’s business with ours. There can be no assurance that we will be able to operate Evoqua’s business profitably or integrate it successfully into our operations in a timely fashion, or at all.
Following the Evoqua Acquisition, the size of the combined company’s business is significantly larger than our business prior to the Evoqua Acquisition. Our future success as a combined company depends, in part, upon our ability to manage this expanded business, which will pose substantial challenges for our management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. The dedication of management resources to this integration could detract attention from our current day-to-day business, and we cannot assure stockholders that there will not be substantial costs associated with the transition process or other negative consequences as a result of these integration efforts.
Because we have limited financial resources, by investing in the Evoqua Acquisition, we may forgo or delay pursuit of other opportunities that may have proven to have greater commercial potential. Also, we now possess certain liabilities and obligations, including contractual liabilities and obligations, that were assumed by us upon closing of the Evoqua Acquisition. Further, it is possible that undisclosed, contingent, or other liabilities, problems or obligations may arise in the future of which we were previously unaware. These disclosed and undisclosed liabilities could have an adverse effect on our business, financial condition and results of operations.
These factors, including incurring unexpected costs or delays in connection with integration of the two businesses, or the failure of the combined company to perform as expected, could decrease or delay the expected accretive effect of the Evoqua Acquisition, negatively affect our stock price and harm our financial condition, results of operations or business prospects. As a result, it cannot be assured that the Evoqua Acquisition will result in the full realization of the benefits anticipated from the Evoqua Acquisition or in the anticipated time frames or at all.
A few customers account for a substantial portion of the end user sales of our concentrate products. The loss of any of these customers could have a material and adverse effect on our business, results of operations, financial position and cash flows.
Sales of our medical device products are highly concentrated in a few customers. One customer accounted for nearly half of our sales in each of the last three years and for a substantial number of the clinics we serve. We experienced further concentration with regard to that customer and an additional customer through the Evoqua Acquisition. The loss of any of these significant customers could have a material adverse effect on our business, results of operations, financial position and cash flows.
Our agreement with our largest customer in our concentrates business is set to expire on December 31, 2023 and our inability to negotiate a new agreement would have a material and adverse effect on our financial condition and results of operations.
Our Products Purchase Agreement with DaVita is set to expire on December 31, 2023. The Products Purchase Agreement is a fixed price agreement that contains a number of limitations on our ability to raise prices. In April 2022, we amended our Products Purchase Agreement to raise our prices in light of inflationary pressures. However, rising costs and declining volumes ordered by DaVita since April 2022 have had and could continue to have a negative impact on our business. The Products Purchase Agreement requires 90 days’ notice of non-renewal upon expiration. If we are unable to reach an agreement with DaVita on new terms that make economic sense for us, we do not expect to enter into a new agreement. This would result in the loss of approximately one-half of our current volume of concentrates products and would have a material and adverse effect on our financial condition and results of operations and would likely lead to the implementation of cost saving measures that would negatively impact our activities. In addition, DaVita is a customer of the business that was the subject of the Evoqua Acquisition and the contract with that business is also set to expire on December 31, 2023. Our failure to renegotiate that contract could also result in lost business.
We depend on a third party to manufacture products for the business that was the subject of the Evoqua Acquisition. If this organization are unable or unwilling to manufacture our newly acquired concentrates products, or if the organization fails to comply with applicable regulations or otherwise fails to meet our requirements, our business will be harmed.
We rely on a contract manufacturing organization ("CMO") to manufacture our newly acquired concentrates products. If that CMO is unable to manufacture those products in sufficient quantities and on a consistent basis, or if it becomes unwilling to produce the products for us, we may not be able to fulfill our contractual requirements or sell those products while we look for an alternative. We currently have a single-source supplier, and our supply contract expires in mid-2024. If we were to experience a supply disruption, it could take an extended period of time to find and qualify an alternate supplier or to take over the manufacturing ourselves. The manufacturing facilities and processes used by our CMO must be approved by the FDA before the products manufactured by such CMO can be sold. After approval, our CMO must meet certain ongoing regulatory requirements for product testing and stability of commercially marketed products. We do not control the manufacturing processes of our CMO and depend on it to comply with current good manufacturing practices (“cGMP”) and obtain and maintain regulatory approval. If approval for a CMO is not received or ongoing testing does not continue to meet approved standards and approval is withdrawn, the CMO’s production would be delayed or suspended, which could adversely affect our business. If that was to happen, we may be forced to find another capable CMO or take over production ourselves. Any such circumstance could significantly hamper our ability to supply our customers in a timely manner, which may have a material adverse effect on our financial condition and results of operations.
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
•the entry into, or termination of, key agreements, including key commercial partner agreements and acquisition agreements;
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
In addition, third parties may engage in trading strategies that result in intentional volatility to and control over our stock price. We recently experienced a steep reduction in our stock price which may have been due to an article that negatively portrayed the Company. Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of our common stock.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
On August 11, 2023, the Board of Directors of Rockwell terminated the employment of Marc Hoffman as Chief Medical Officer of the Company, effective immediately. The termination of employment of Dr. Hoffman by the Company without cause entitles Dr. Hoffman to severance in accordance with the Employment Agreement, dated September 24, 2019, by and between the Company and Dr. Hoffman (the “Employment Agreement”). The severance benefits under the Employment Agreement are subject to the execution and non-revocation of a release of claims in favor of the Company. Dr. Hoffman will provide consulting services to the Company for up to one year following his termination to assist with the transition of his responsibilities and other related matters, during which time his unvested equity awards will continue to vest in accordance with their terms.

Item 6. Exhibits

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX
Exhibit No.	Description

4.1 *	Common Stock Purchase Warrant, dated July 10, 2023, issued to Armistice Capital Master Fund Ltd.

10.1 *	Letter Agreement, dated July 10, 2023, by and between Rockwell Medical, Inc. and Armistice Capital Master Fund Ltd.

10.2 *	Asset Purchase Agreement dated July 10, 2023 by and between Rockwell Medical, Inc. and Evoqua Water Technologies LLC.

10.3 *	Rockwell Medical, Inc. Amended and Restated 2018 Long Term Incentive Plan.

31.1*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1**	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Database

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (included as Exhibit 101)

*	Filed herewith
**	Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKWELL MEDICAL, INC.
(Registrant)

Date: August 14, 2023	/s/ Mark Strobeck
Mark Strobeck, Ph.D. Chief Executive Officer (Principal Executive Officer and Interim Financial Officer)