Form 10-Q
period 2023-09-30
ROCKWELL MEDICAL, INC.
filed 2023-11-14
CIK 1041024

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
The number of shares of common stock outstanding as of November 10, 2023 was 28,489,663.

Rockwell Medical, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars In Thousands, Except Par Value Amounts)

	September 30, 2023	December 31, 2022

ASSETS
Cash and Cash Equivalents	$7,759	$10,102
Investments Available-for-Sale	3,971	11,390
Accounts Receivable, net	9,361	6,259
Inventory, net	5,486	5,814
Prepaid and Other Current Assets	1,596	1,745
Total Current Assets	28,173	35,310
Property and Equipment, net	6,771	2,194
Inventory, Non-Current	178	1,276
Right of Use Assets-Operating, net	3,095	3,943
Right of Use Assets-Financing, net	2,044	2,468
Intangible Asset, net	10,897	—
Goodwill	921	921
Other Non-Current Assets	527	523
Total Assets	$52,606	$46,635
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts Payable	$3,929	$4,053
Accrued Liabilities	6,708	7,702
Deferred Consideration - Current	2,500	—
Lease Liabilities-Operating - Current	1,529	1,483
Lease Liabilities-Financing - Current	550	522
Deferred License Revenue - Current	46	1,731
Term Loan - Current - Net of Issuance Costs	5,631	1,631
Insurance Financing Note Payable	488	503
Customer Deposits	27	66
Total Current Liabilities	21,408	17,691

Lease Liabilities-Operating - Long-Term	1,676	2,581
Lease Liabilities-Financing - Long-Term	1,672	2,088
Term Loan - Long-Term, net of issuance costs	3,331	7,555
Deferred License Revenue - Long-Term	487	2,600
Deferred Consideration - Long-Term	2,500	—
Long Term Liability - Other	14	14
Total Liabilities	31,088	32,529

	September 30, 2023	December 31, 2022
Stockholders’ Equity:
Preferred Stock, $0.0001 par value, 2,000,000 shares authorized; 15,000 shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common Stock, $0.0001 par value; 170,000,000 shares authorized; 28,489,663 and 12,163,673 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	3	1
Additional Paid-in Capital	417,133	402,701
Accumulated Deficit	(395,686)	(388,759)
Accumulated Other Comprehensive Income	68	163
Total Stockholders’ Equity	21,518	14,106
Total Liabilities and Stockholders’ Equity	$52,606	$46,635

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share and Per Share Amounts)

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022

Net Sales	$23,771	$18,691	$61,519	$53,497
Cost of Sales	21,569	17,914	55,685	51,760
Gross Profit	2,202	777	5,834	1,737
Research and Product Development	494	469	939	2,963
Selling and Marketing	556	762	1,584	1,743
General and Administrative	2,889	3,254	9,434	11,845
Operating Loss	(1,737)	(3,708)	(6,123)	(14,814)

Other (Expense) Income
Realized Gain on Settlement of Investments	220	—	220	4
Interest Expense	(411)	(476)	(1,193)	(1,497)
Interest and Other Income (Expense) - net	56	(6)	169	(10)
Total Other Expense, net	(135)	(482)	(804)	(1,503)

Net Loss	$(1,872)	$(4,190)	$(6,927)	$(16,317)

Basic and Diluted Net Loss per Share	$(0.07)	$(0.23)	$(0.32)	$(1.26)
Basic and Diluted Weighted Average Shares Outstanding *	27,521,088	18,463,673	21,526,978	12,902,890

* See Note 3 for more detail related to Basic and Diluted Weighted Average Shares Outstanding

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In Thousands)

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022

Net Loss	$(1,872)	$(4,190)	$(6,927)	$(16,317)
Unrealized (Loss) Gain on Available-for-Sale Investments	(69)	5	(90)	5
Foreign Currency Translation Adjustments	—	—	(4)	(3)
Comprehensive Loss	$(1,941)	$(4,185)	$(7,021)	$(16,315)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Dollars in Thousands)

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS' EQUITY
	SHARES	AMOUNT	SHARES	AMOUNT
Balance as of January 1, 2023	15,000	$—	12,163,673	$1	$402,701	$(388,759)	$163	$14,106
Net Loss	—	—	—	—	—	(1,750)	—	(1,750)
Unrealized Loss on Available-for-Sale Investments	—	—	—	—	—	—	(3)	(3)
Foreign Currency Translation Adjustments	—	—	—	—	—	—	(4)	(4)
Issuance of Common Stock upon exercise of Pre-Funded Warrants	—	—	389,000	—	—	—	—	—
Stock-based Compensation	—	—	—	—	193	—	—	193
Balance as of March 31, 2023	15,000	—	12,552,673	1	402,894	(390,509)	156	12,542
Net Loss	—	—	—	—	—	(3,305)	—	(3,305)
Unrealized Loss on Available-for-Sale Investments	—	—	—	—	—	—	(18)	(18)
Foreign Currency Translation Adjustments	—	—	—	—	—	—	(1)	(1)
Issuance of Common Stock upon exercise of Pre-Funded Warrants	—	—	4,118,000	1	—	—	—	1
Vesting of Restricted Stock Units Issued, net of taxes withheld	—	—	125,000	—	—	—	—	—
Stock-based Compensation	—	—	—	—	309	—	—	309
Balance as of June 30, 2023	15,000	—	16,795,673	2	403,203	(393,814)	137	9,528
Net Loss	—	—	—	—	—	(1,872)	—	(1,872)
Unrealized Loss on Available-for-Sale Investments	—	—	—	—	—	—	(69)	(69)
Issuance of Common Stock in connection with exercise of Prior Warrant and Pre-Funded Warrants, net of offering costs	—	—	11,693,990	1	13,718	—	—	13,719
Stock-based Compensation	—	—	—	—	212	—	—	212
Balance as of September 30, 2023	15,000	$—	28,489,663	$3	$417,133	$(395,686)	$68	$21,518

    The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
(Dollars in Thousands)

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS' EQUITY (DEFICIT)
	SHARES	AMOUNT	SHARES	AMOUNT
Balance as of January 1, 2022	—	$—	8,544,225	$1	$372,562	$(370,080)	$52	$2,535
Net Loss	—	—	—	—	—	(7,162)	—	(7,162)
Foreign Currency Translation Adjustments	—	—	—	—	—	—	(1)	(1)
Stock-based Compensation	—	—	—	—	(179)	—	—	(179)
Balance as of March 31, 2022	—	—	8,544,225	1	372,383	(377,242)	51	(4,807)
Net Loss	—	—	—	—	—	(4,967)	—	(4,967)
Foreign Currency Translation Adjustments	—	—	—	—	—	—	(2)	(2)
Issuance of Common Stock, net of offering costs/Public Offering	—	—	844,613	—	14,893	—	—	14,893
Issuance of Common Stock, net of offering costs/At-the-Market Offering	—	—	7,500	—	15	—	—	15
Issuance of Preferred Stock, net of offering costs	15,000	—	—	—	14,916	—	—	14,916
Vesting of Restricted Stock Units Issued, net of taxes withheld	—	—	10,958	—	—	—	—	—
Stock-based Compensation	—	—	—	—	97	—	—	97
Balance as of June 30, 2022	15,000	—	9,407,296	1	402,304	(382,209)	49	20,145
Net Loss	—	—	—	—	—	(4,190)	—	(4,190)
Unrealized Gain on Available-for-Sale Investments	—	—	—	—	—	—	5	5
Issuance of Common Stock, net of offering costs/Public Offering	—	—	1,745,377	—	—	—	—	—
Stock-based Compensation	—	—	—	—	176	—	—	176
Balance as of September 30, 2022	15,000	$—	11,152,673	$1	$402,480	$(386,399)	$54	$16,136

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022

Cash Flows From Operating Activities:
Net Loss	$(6,927)	$(16,317)
Adjustments To Reconcile Net Loss To Net Cash Used In Operating Activities:
Depreciation and Amortization	894	422
Stock-based Compensation	714	95
Increase in Inventory Reserves	1,098	307
Non-cash Lease Expense from Right of Use Assets	1,529	1,518
Amortization of Debt Financing Costs and Accretion of Debt Discount	276	276
Loss (Gain) on Disposal of Assets	1	(3)
Realized Gain on Sale of Investments	(220)	(4)
Changes in Operating Assets and Liabilities:
Accounts Receivable, net	(3,102)	(1,454)
Inventory	1,561	(921)
Prepaid and Other Assets	875	2,058
Accounts Payable	(124)	(688)
Lease Liabilities	(1,113)	(1,435)
Other Liabilities	(1,033)	756
Deferred License Revenue	(3,798)	(1,427)
Cash Used In Operating Activities	(9,369)	(16,817)
Cash Flows From Investing Activities:
Purchase of Investments Available-for-Sale	(3,752)	(17,389)
Sale of Investments Available-for-Sale	11,301	11,972
Purchase of Equipment	(241)	(197)
Cash Paid in Connection with Evoqua Asset Acquisition	(12,361)	—
Cash Used In Investing Activities	(5,053)	(5,614)
Cash Flows From Financing Activities:
Payments on Debt	(500)	(6,750)
Payments on Insurance Financing Note Payable	(748)	(941)
Payments on Financing Lease Liabilities	(388)	—
Proceeds from Issuance of Common Stock	13,763	15,016
Offering Costs from Issuance of Common Stock	(43)	(106)
Proceeds from Issuance of Preferred Stock	—	15,000
Offering Costs from Issuance of Preferred Stock	—	(85)
Cash Provided by Financing Activities	12,084	22,134

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(5)	(3)

Net Decrease in Cash and Cash Equivalents	(2,343)	(300)
Cash and Cash Equivalents at Beginning of Period	10,102	13,280
Cash and Cash Equivalents at End of Period	$7,759	$12,980
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$929	$1,261
Supplemental Disclosure of Non-cash Operating, Investing and Financing Activities:
Change in Unrealized (Loss) Gain on Investments Available-for-Sale	$(90)	$5
Increase in Prepaid Assets from Insurance Financing Note Payable	$733	$—
Deferred Consideration from Evoqua Asset Acquisition	$5,000	$—

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
On July 10, 2023, the Company executed and consummated the transactions contemplated by an Asset Purchase Agreement (the “Purchase Agreement”) with Evoqua Water Technologies LLC ("Evoqua") (the "Evoqua Acquisition"). Subject to the terms and conditions of the Purchase Agreement, at the closing of the transaction (the “Closing”), the Company purchased customer relationships, equipment and inventory from Evoqua, which were related to its manufacturing and selling of hemodialysis concentrates products, all of which are manufactured under a contract manufacturing agreement with a third-party organization. See Note 4 for further detail.
In addition to its primary focus on hemodialysis concentrates, Rockwell also has a proprietary parenteral iron product, Triferic® (ferric pyrophosphate citrate ("FPC")), which is indicated to maintain hemoglobin in adult patients with hemodialysis-dependent chronic kidney disease. While Rockwell has discontinued commercialization of Triferic in the United States, the Company has established international partnerships with companies seeking to develop and commercialize Triferic outside the United States and is working closely with these international partners to develop and commercialize Triferic in their respective regions. During the third quarter of 2023, the ongoing Triferic development effort was terminated resulting in an acceleration of the corresponding deferred license revenue (see Note 10) and a reserve on the non-current inventory (see Note 7). Additionally, Rockwell continues to evaluate the viability of its FPC platform and FPC's potential to treat iron deficiency, iron deficiency anemia, and acute heart failure.

Rockwell was incorporated in the state of Michigan in 1996 and re-domiciled to the state of Delaware in 2019. Rockwell's headquarters is located at 30142 Wixom Road, Wixom, Michigan 48393.
2.  Liquidity and Capital Resources
As of September 30, 2023, Rockwell had approximately $11.7 million of cash, cash equivalents and investments available-for-sale, and working capital of $6.8 million. Net cash used in operating activities for the nine months ended September 30, 2023 was approximately $9.4 million. Based on the currently available working capital, management believes the Company currently has sufficient funds to meet its operating requirements for at least the next twelve months from the date of the filing of this report.
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
In 2023, the Company is no longer subject to the "baby shelf" limitations under Form S-3, which limit the amount the Company may offer pursuant to its registration statement on Form S-3.

The Company is subject to certain covenants and cure provisions under its Loan Agreement with Innovatus. As of the date of this report, the Company is in compliance with all covenants (See Note 15 for further detail).

In addition, the global macroeconomic environment is uncertain, and could be negatively affected by, among other things, increased U.S. trade tariffs and trade disputes with other countries, instability in the global capital and credit markets, recent bank failures in the United States, supply chain weaknesses, and instability in the geopolitical environment, including as a result of the Russian invasion of Ukraine, Israel-Hamas conflict and other political tensions, and lingering effects of the COVID-19 pandemic. Such challenges have caused, and may continue to cause, recession fears, rising interest rates, foreign exchange volatility and inflationary pressures. At this time, the Company is unable to quantify the potential effects of this economic instability on our future operations.
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
3.  Basis of Presentation, Summary of Significant Accounting Policies and Recent Accounting Pronouncements

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the U. S. Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements.

The condensed consolidated balance sheet at September 30, 2023, and the condensed consolidated statements of operations, comprehensive loss, and changes in stockholders' equity for the three and nine months ended September 30, 2023 and cash flows for the nine months ended September 30, 2023 are unaudited, but include all adjustments, consisting of normal recurring adjustments the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023 or for any future interim period. The condensed consolidated balance sheet at December 31, 2022 has been derived from audited financial statements, however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2022 and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 as filed with the SEC on March 30, 2023. The Company’s consolidated subsidiaries consist of its wholly-owned subsidiaries, Rockwell Transportation, Inc. and Rockwell Medical India Private Limited.

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

Restatement of Loss Per Share
Loss per share for the three and nine months ended September 30, 2022 have been recalculated and restated and is presented on a comparable basis with the three and nine months ended September 30, 2023. In the first quarter of 2023, the Company determined it should have included pre-funded warrants issued in the second quarter of 2022 in the earnings per share calculation in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC") 260-10-45-13, which treats shares of common stock exercisable for little to no consideration as included in the denominator of both the basic and diluted earnings per share calculations. While the Company has determined the impact of including the pre-funded warrants in the earnings per share calculations does not have a material impact on previously issued financial statements, the Company has recalculated and restated amounts presented on a comparative and consistent basis with current period results. The table below summarizes previously reported and restated amounts on a comparative basis. See the table presentation of loss per share calculations as of September 30, 2023 and 2022 in the "Loss Per Share" section below.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022
As Previously Reported:
Net loss per share attributable to common stockholders - basic and diluted	$(0.40)	$(1.75)
Weighted average number of shares of common stock outstanding - basic and diluted	10,528,148	9,299,788

As Restated:
Net loss per share attributable to common stockholders - basic and diluted	$(0.23)	$(1.26)
Weighted average number of shares of common stock outstanding - basic and diluted	18,463,673	12,902,890

Loss Per Share
Basic and diluted net loss per share for the three and nine months ended September 30, 2023 and 2022, after giving effect to the restatement discussed above, was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Share and Per Share Amounts)	2023	2022	2023	2022
Numerator:
Net loss	$(1,872)	$(4,190)	$(6,927)	$(16,317)
Net loss attributable to common stockholders for basic and diluted loss per share	$(1,872)	$(4,190)	$(6,927)	$(16,317)

Denominator:
Weighted average number of shares of common stock outstanding - basic and diluted	27,521,088	18,463,673	21,526,978	12,902,890
Net loss per share attributable to common stockholders - basic and diluted	$(0.07)	$(0.23)	$(0.32)	$(1.26)
Included within the weighted average shares of common stock outstanding for the three and nine months ended September 30, 2022 are 7,311,000 shares of common stock issuable upon the exercise of pre-funded warrants (See Note 11), as the warrants are exercisable at any time for nominal consideration and, as such, the shares are considered outstanding for the purpose of calculating basic and diluted net loss per share attributable to common stockholders.
The Company’s potentially dilutive securities include stock options, restricted stock awards and units, convertible preferred stock and warrants. These securities were excluded from the computations of diluted net loss per share for the three and nine months ended September 30, 2023 and 2022, as the effect would be to reduce the net loss per share. The following table includes the potential shares of common stock, presented based on amounts outstanding at each period end, that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of September 30,
	2023	2022
Options to Purchase Common Stock	1,367,493	1,311,691
Unvested Restricted Stock Awards	891	891
Unvested Restricted Stock Units	287,400	125,000
Convertible Preferred Stock	1,363,636	1,363,636
Warrants to Purchase Common Stock	4,045,278	17,507,268
Total	7,064,698	20,308,486
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
In June 2016, the FASB issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326), which introduced an impairment model that is based on expected credit losses, rather than incurred losses, to estimate credit losses on certain types of financial instruments (e.g., loan commitments). The expected credit losses should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments, over the contractual term. Financial instruments with similar risk characteristics may be grouped together when estimating expected credit losses. In addition, ASC 326 requires expected credit related losses for trade accounts receivable, as well as available-for-sale debt securities, which are to be recorded through an allowance for credit losses, while non-credit related losses will continue to be recognized through other comprehensive income. The Company adopted the new guidance, as of January 1, 2023, and it did not have a material impact on the condensed consolidated financial statements.
4.  Asset Acquisition
On July 10, 2023, the Company completed the Evoqua Acquisition. At the Closing, the Company purchased customer relationships, equipment and inventory from Evoqua, which were related to manufacturing and selling of hemodialysis concentrates products, all of which are manufactured under a contract manufacturing agreement with a third-party organization.
Pursuant to the Purchase Agreement, total consideration was $17.4 million, comprising a cash payment at Closing of $12.2 million (inclusive of transaction costs) and two $2.5 million deferred payments, the first to be paid on the one-year anniversary of the Closing, which is included as a current liability on the Company's condensed consolidated balance sheet, and the second to be paid on the second anniversary of the Closing (collectively, the “deferred consideration”).
The transaction was accounted for as an asset acquisition, as the acquired assets did not meet the definition of a business as defined by ASC 805, Business Combinations.
The purchase price was allocated, on a relative fair value basis, to the assets acquired at the July 10, 2023 acquisition date as follows (table in thousands):

Consideration
Cash Payment	$12,233
Deferred Consideration	5,000
Transaction Costs	128
Total Consideration	$17,361

Assets Acquired
Customer Relationships Intangible Asset	$11,035
Equipment	5,093
Inventory	1,233
Total Assets Acquired	$17,361
The fair value of the customer relationships intangible asset was determined using a multi-period excess earnings method, a form of the income approach, which incorporates the estimated future cash flows to be generated from the customer base. Key assumptions included discounted cash flow, estimated life cycle and customer attrition rates. Customer relationships are being amortized over a period of 20 years. Given the recency of the purchase of the equipment in which the assets were recorded at fair value, the Company determined the fair value of the equipment using a cost approach, which considered

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
assumptions over the equipment's current replacement cost and useful life. Inventory was purchased directly from the contract manufacturer holding the inventory, which approximated fair value.
During the three and nine months ended September 30, 2023, the Company recorded amortization of its customer relationship intangible asset of $0.1 million, resulting in a net intangible asset of $10.9 million as of September 30, 2023.
Estimated future amortization expense on the Company's customer relationships intangible asset as of September 30, 2023 is as follows (table in thousands):

Year ended December 31:
2023 (remainder of year)	$138
2024	552
2025	552
2026	552
2027	552
Thereafter	8,551
Total	$10,897
5.  Revenue Recognition

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
The Company currently operates in one market segment, the hemodialysis market, which involves the manufacture, sale and distribution of hemodialysis products to hemodialysis clinics, including pharmaceutical, dialysis concentrates, dialysis kits and other ancillary products used in the dialysis process. Rockwell's customer mix is diverse, with most customer sales concentrations under 10% and one customer, DaVita, Inc. ("DaVita"), at approximately 50% of total net product sales for each of the three and nine months ended September 30, 2023. Rockwell's accounts receivable from this customer were approximately 31% and 30% of the total net consolidated accounts receivable balance at September 30, 2023 and December 31, 2022, respectively.
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
The Company received upfront fees under five distribution and license agreements that have been deferred as a contract liability.  The amounts received from Wanbang Biopharmaceuticals Co., Ltd. (“Wanbang”), Sun Pharmaceutical Industries Ltd. ("Sun Pharma"), Jeil Pharmaceutical Co., Ltd. ("Jeil Pharma") and Drogsan Pharmaceuticals ("Drogsan Pharma") are recognized as revenue over the estimated term of the applicable distribution and license agreement as regulatory approval was not received and the Company did not have sufficient experience in China, India, South Korea and Turkey, respectively, to determine regulatory approval was probable as of the execution of the agreement.  The amounts received from Baxter Healthcare Corporation (“Baxter”) were deferred and recognized as revenue at the point in time the estimated product sales under the agreement occurred. During the three months ended September 30, 2023, the amounts received from Wanbang were accelerated out of deferred license revenue and into revenue upon notice that the development effort was terminated (see Note 10).
In November 2022, Rockwell reacquired its distribution rights to its hemodialysis concentrates products from Baxter and terminated the exclusive distribution agreement. Under the exclusive distribution agreement, Baxter distributed and commercialized Rockwell’s hemodialysis concentrates products and provided customer service and order delivery to nearly all U.S. customers. Following the reacquisition of these rights, Rockwell is now unrestricted in its ability to sell its hemodialysis concentrates products to dialysis clinics throughout the U.S. and around the world. For additional information, see Note 10.
Rockwell agreed to pay Baxter a fee for the reacquisition of its distribution rights which was reflected as an expense at that time. This fee was payable in two equal installments on January 1, 2023 and April 1, 2023. As of September 30, 2023, all payments were completed.
On September 18, 2023, the Company and its long-time partner, DaVita, a leading provider of kidney care, entered into an Amended and Restated Products Purchase Agreement (the "Amended Agreement"), which amends and restates the Product Purchase Agreement, dated July 1, 2019, as amended, under which the Company supplies DaVita with certain dialysis concentrates. Under the Amended Agreement, the Company and DaVita agreed to an increase in product pricing, effective September 1, 2023 and a one-time payment to Rockwell on or after December 1, 2023. The term of the Amended Agreement will expire on December 31, 2024. DaVita will have the right, in its sole discretion upon written notice to the Company given no later than September 30, 2024, to further extend the term through December 31, 2025. In the event of such an extension, product pricing will be increased for the extended term. In addition, DaVita is required to provide the Company with nine-month purchasing forecasts and a commitment to purchase at least the forecasted amounts. In the event that DaVita does not meet its forecasts, it is required to pay the Company for the amount forecasted, purchase additional product, or the Company may terminate the Amended Agreement. Upon expiration or termination of the Amended Agreement, and upon request by DaVita, the Company has agreed to provide transition services to DaVita during a transition period.
Additionally during the third quarter of 2023, the Company entered into several long-term product purchase agreements, which include supply and purchasing commitments from certain parties.
For the majority of the Company’s U.S. and international customers, the Company recognizes revenue at the shipping point, which is generally the Company’s plant or warehouse. For other business, the Company recognizes revenue based on when the customer takes control of the product. The amount of revenue recognized is based on the purchase order less returns and adjusted for any rebates, discounts, chargebacks or other amounts paid to customers estimated at the time of sale. There were no such adjustments for the periods reported. Customers typically pay for the product based on customary business practices with payment terms averaging 30 days, while a small subset of customers have payment terms averaging 60 days.
Disaggregation of revenue
Revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

In thousands	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
Products By Geographic Area	Total	U.S.	Rest of World	Total	U.S.	Rest of World
Drug Revenues
Product Sales – Point-in-time	$—	$—	$—	$—	$—	$—
License Fee – Over time	2,197	—	2,197	2,327	—	2,327
Total Drug Products	2,197	—	2,197	2,327	—	2,327
Concentrates Products
Product Sales – Point-in-time	21,574	19,741	1,833	57,720	52,326	5,394
License Fee – Over time	—	—	—	1,472	1,472	—
Total Concentrate Products	21,574	19,741	1,833	59,192	53,798	5,394
Net Revenue	$23,771	$19,741	$4,030	$61,519	$53,798	$7,721

In thousands	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
Products By Geographic Area	Total	U.S.	Rest of World	Total	U.S.	Rest of World
Drug Revenues
Product Sales – Point-in-time	$193	$193	$—	$834	$561	$273
License Fee – Over time	65	—	65	192	—	192
Total Drug Products	258	193	65	1,026	561	465
Concentrates Products
Product Sales – Point-in-time	17,953	16,619	1,334	51,035	46,334	4,701
License Fee – Over time	480	480	—	1,436	1,436	—
Total Concentrate Products	18,433	17,099	1,334	52,471	47,770	4,701
Net Revenue	$18,691	$17,292	$1,399	$53,497	$48,331	$5,166
Contract balances
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

In thousands	September 30, 2023	December 31, 2022
Accounts Receivable, net	$9,361	$6,259
Contract Liabilities, which are included in deferred license revenue	$533	$4,331
There were no other material contract assets recorded on the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022.  The Company does not generally accept returns of its concentrates products and no material reserve for returns of concentrates products was established as of September 30, 2023 or December 31, 2022.
The contract liabilities primarily relate to upfront payments and consideration received from customers in advance of the customer assuming control of the related products.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
6.  Investments - Available-for-Sale
Investments available-for-sale consisted of the following as of September 30, 2023 and December 31, 2022 (table in thousands):

	September 30, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Accrued Interest	Fair Value
Available-for-Sale Securities
Debt securities	$3,898	$73	$—	$—	$3,971

	December 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Accrued Interest	Fair Value
Available-for-Sale Securities
Debt securities	$11,315	$75	$—	$—	$11,390
The fair value of investments available-for-sale are determined using quoted market prices from daily exchange-traded markets based on the closing price as of the balance sheet date and are classified as a Level 1 measurement under ASC 820 Fair Value Measurements.
As of September 30, 2023 and December 31, 2022, all of our available-for-sale securities were all due within one year.
7.  Inventory
Components of inventory, net of reserves, as of September 30, 2023 and December 31, 2022 are as follows (table in thousands):

	September 30, 2023	December 31, 2022
Inventory - Current Portion
Raw Materials	$2,335	$3,351
Work in Process	337	351
Finished Goods	2,814	2,112
Total Current Inventory	5,486	5,814
Inventory - Long Term (1)	178	1,276
Total Inventory	$5,664	$7,090

__________
1.Represents inventory related to Triferic raw materials. This Triferic inventory will be utilized for the Company's international partnerships. In September 2022, the Company discontinued its New Drug Applications ("NDAs") for Triferic (dialysate) and Triferic AVNU in the United States. During the three months ended September 30, 2023, the Company reserved $1.1 million of long-term inventory as a result of the termination of the Wanbang development effort.
As of September 30, 2023 and December 31, 2022, Rockwell had total current concentrate inventory aggregating $5.5 million and $5.8 million, respectively, against which Rockwell had reserved $25,000 at both September 30, 2023 and December 31, 2022.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
8.  Property and Equipment, net
As of September 30, 2023 and December 31, 2022, the Company’s property and equipment consisted of the following (table in thousands):

	September 30, 2023	December 31, 2022
Leasehold Improvements	$1,423	$1,256
Machinery and Equipment	11,085	5,922
Information Technology & Office Equipment	1,845	1,845
Laboratory Equipment	807	807
Total Property and Equipment	15,160	9,830
Accumulated Depreciation and Amortization	(8,389)	(7,636)
Property and Equipment, net	$6,771	$2,194
Depreciation and amortization expense for the three months ended September 30, 2023 and 2022 was $0.4 million and $0.1 million, respectively. Depreciation and amortization expense for the nine months ended September 30, 2023 and 2022 was $0.8 million and $0.4 million, respectively.
9.  Accrued Liabilities
Accrued liabilities as of September 30, 2023 and December 31, 2022 consisted of the following (table in thousands):

	September 30, 2023	December 31, 2022
Accrued Compensation and Benefits	$2,240	$2,568
Accrued Unvouchered Receipts	1,947	585
Accrued Manufacturing Expense	732	—
Accrued Workers Compensation	202	306
Accrued Research & Development Expense	—	43
Other Accrued Liabilities	1,587	4,200
Total Accrued Liabilities	$6,708	$7,702
10.  Deferred License Revenue
In October 2014, the Company entered into an exclusive distribution agreement with Baxter, which had a term of 10 years and received an upfront fee of $20 million. The upfront fee was recorded as deferred license revenue and was being recognized based on the proportion of product shipments to Baxter in each period, compared with total expected sales volume over the term of the distribution agreement. On November 9, 2022, Rockwell reacquired its distribution rights to its hemodialysis concentrates products from Baxter and terminated the distribution agreement. Exclusivity and other provisions associated with the distribution agreement terminated November 9, 2022 and the remaining operational elements of the agreement terminated December 31, 2022. Rockwell agreed to provide certain services to a group of Baxter's customers until March 31, 2023. Under the distribution agreement, Baxter distributed and commercialized Rockwell’s hemodialysis concentrates products and provided customer service and order delivery to nearly all United States customers. Following the reacquisition of these rights, Rockwell is now unrestricted in its ability to sell its hemodialysis concentrates products to dialysis clinics throughout the United States and around the world. The Company recognized the remaining revenue of $1.5 million during the three months ended March 31, 2023.
In 2016, the Company entered into a distribution agreement with Wanbang (the "Wanbang Agreement") and received an upfront fee of $4.0 million. The upfront fee was recorded as deferred license revenue and is being recognized as revenue based on the agreement term. On August 7, 2023, Rockwell was informed by Wanbang that the main efficacy results of Wanbang’s clinical trial for Triferic (dialysate) compared with placebo were not obtained and Wanbang will not bring the product forward to registration. As a result, the Company recognized all remaining revenue under the Wangbang Agreement of approximately $2.2 million during the third quarter of 2023. Additionally, in connection with these events, the Company

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
established a reserve for related Triferic long-term inventory of $1.1 million, resulting in a net increase in gross profit of $1.1 million.

In January 2020, the Company entered into license and supply agreements with Sun Pharma (the "Sun Pharma Agreements"), for the rights to commercialize Triferic (dialysate) in India. In consideration for the license, the Company received an upfront fee of $0.1 million. The upfront fee was recorded as deferred license revenue and is being recognized as revenue based on the agreement term. The Company recognized revenue of approximately $2,500 and $7,500 for the three and nine months ended September 30, 2023 and 2022, respectively. Deferred license revenue related to the Sun Pharma Agreement totaled $62,500 and $70,000 as of September 30, 2023 and December 31, 2022, respectively.

In September 2020, the Company entered into a license and supply agreements with Jeil Pharmaceutical (the "Jeil Agreements"), for the rights to commercialize Triferic (dialysate) in South Korea. In consideration for the license, the Company received an upfront fee of $0.2 million. In May 2022, Jeil Pharmaceutical obtained regulatory approval in South Korea and paid the Company $0.2 million in consideration of reaching the milestone. The upfront fee and milestone payments were recorded as deferred license revenue and are being recognized as revenue based on the agreement term. The Company recognized revenue of $5,200 and $15,600 for the three and nine months ended September 30, 2023 and 2022, respectively. Deferred license revenue related to the Jeil Agreement totaled approximately $0.4 million as of both September 30, 2023 and December 31, 2022.

In June 2021, the Company entered into license and supply agreements with Drogsan Pharmaceuticals (the "Drogsan Agreements"), for the rights to commercialize Triferic (dialysate) and Triferic AVNU in Turkey. In consideration for the license, the Company received an upfront fee of $0.15 million. The upfront fee was recorded as deferred license revenue and will be recognized as revenue based on the agreement term. The Company recognized revenue of $3,750 and $11,250 for the three and nine months ended September 30, 2023 and 2022, respectively. Deferred license revenue related to the Drogsan Agreements totaled approximately $0.1 million as of each of September 30, 2023 and December 31, 2022. In April 2023, Drogsan submitted a Marketing Authorization application and GMP application for Triferic AVNU to the Turkish Medicines and Medical Devices Agency, for which Drogsan received priority status and high priority status, respectively. Drogsan is responsible for all regulatory approval and commercialization activities.
11.  Stockholders’ Equity
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

The Series X Preferred Stock was issued for a price of $1,000 per share (the "Face Amount"), subject to accretion at a rate of 1% per annum, compounded annually. If the Company’s common stock trades above $22.00 for a period of 30 calendar days, the accretion will thereafter cease. As of September 30, 2023, the Series X Preferred Stock accreted a total $150,000.

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

Additionally, the Series X Preferred Stock has a deemed liquidation event and redemption clause which could be triggered if the sale of all or substantially all of the Company's assets relating to the Company's dialysis concentrates business line. Since the Series X Preferred Stock may be redeemed if certain assets are sold at the option of the holder, but is not mandatorily redeemable and the sale of the assets that would allow for redemption is within the control of the Company, the preferred stock has been classified as permanent equity and initially recognized at fair value of $15 million (the proceeds on the date of issuance) less issuance costs of $0.1 million, resulting in an initial value of $14.9 million. The Company will assess at each reporting period whether conditions have changed to now meet the mandatory redemption definition which could trigger liability classification.

As of both September 30, 2023 and December 31, 2022, there were 2,000,000 shares of preferred stock, $0.0001 par value per share, authorized and 15,000 shares of preferred stock issued and outstanding.
Common Stock
As of September 30, 2023 and December 31, 2022, there were 170,000,000 shares of common stock, $0.0001 par value per share, authorized and 28,489,663 and 12,163,673 shares issued and outstanding, respectively.
As of September 30, 2023 and 2022, the Company reserved for issuance the following shares of common stock related to the potential exercise of employee stock options, unvested restricted stock, convertible preferred stock, pre-funded warrants and all other warrants (collectively, "common stock equivalents"):

	As of September 30,
Common stock and common stock equivalents:	2023	2022
Common stock	28,489,663	11,152,673
Common stock issuable upon exercise of pre-funded warrants	—	7,311,000
Common stock and pre-funded stock warrants	28,489,663	18,463,673
Options to Purchase Common Stock	1,367,493	1,311,691
Unvested Restricted Stock Awards	891	891
Unvested Restricted Stock Units	287,400	125,000
Convertible Preferred Stock	1,363,636	1,363,636
Warrants to Purchase Common Stock	4,045,278	17,507,268
Total	35,554,361	38,772,159
During the three months ended September 30, 2023 and 2022, 1,793,000 and 477,480 pre-funded warrants were exercised, respectively. During the nine months ended September 30, 2023 and 2022, 6,300,000 and 477,480 pre-funded warrants were exercised, respectively.
During the three and nine months ended September 30, 2023 and 2022, no vested employee stock options were exercised.
Controlled Equity Offering

On April 8, 2022, the Company entered into the Sales Agreement (the "ATM facility") with Cantor Fitzgerald & Co. as Agent, pursuant to which the Company may offer and sell from time to time up to $12.2 million of shares of Company’s common stock through the Agent. The offering and sale of such shares has been registered under the Securities Act of 1933, as amended.

During the quarter ended September 30, 2023, no sales were made pursuant to the Sales Agreement. Approximately $12.2 million remains available for sale under the ATM facility.

Registered Direct Offering

On May 30, 2022, the Company entered into the Registered Direct Purchase Agreement (the "Agreement") with the Purchaser, pursuant to which the Company issued and sold, in a registered direct offering (the “Offering”), 844,613 shares of its common stock at price of $1.39 per share, and pre-funded warrants to purchase up to an aggregate of 7,788,480 shares of common stock (the “Pre-Funded Warrants” and the shares of common stock underlying the Pre-Funded Warrants, the “Warrant Shares”). The purchase price of each Pre-Funded Warrant is equal to the price at which a share of common stock was sold to the public in the Offering, minus $0.0001, and the exercise price of each Pre-Funded Warrant is $0.0001 per share.

A holder (together with its affiliates) may not exercise any portion of the Pre-Funded Warrants to the extent the holder would own more than 9.99% of the Company’s outstanding common stock immediately after exercise, as such percentage ownership is determined in accordance with the terms of the Pre-Funded Warrant. The Agreement contains customary representations and warranties and agreements of the Company and the Purchaser and customary indemnification rights and obligations of the parties.
On July 5, 2023, all of the remaining Pre-Funded Warrants to purchase 1,793,000 shares of common stock were exercised. The exercise price of each Pre-Funded Warrant was $0.0001 per share and resulted in gross proceeds to the Company of $179.
Private Placement

Also on May 30, 2022, concurrent with the Offering, the Company entered into the private investment in public equity "PIPE" Purchase Agreement relating to the offering and sale (the “Private Placement”) of warrants to purchase up to a total of 9,900,990 shares of common stock (the "PIPE Warrants") and pre-funded warrants to purchase up to a total of 1,267,897 shares of common stock (the “Pre-Funded PIPE Warrants”). Each warrant was sold at a price of $0.125 per underlying warrant share and is exercisable at an exercise price of $1.39 per share. The purchase price of each Pre-Funded Warrant was equal to the price at which a share of common stock was sold to the public in the Offering, minus $0.0001, and the exercise price of each Pre-Funded Warrant is $0.0001 per share. As of December 2022, all Pre-Funded PIPE Warrants have been exercised.

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

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
12.  Stock-Based Compensation
The Company recognized total stock-based compensation expense during the three and nine months ended September 30, 2023 and 2022 as follows (table in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Service-based awards:
Restricted Stock Units	$112	$46	$276	$84
Stock Option Awards	100	130	438	401
Total Service Based Awards	212	176	714	485
Performance-based awards:
Restricted Stock Awards	—	—	—	(391)
Total	$212	$176	$714	$94
Performance Based Restricted Stock
A summary of the Company’s restricted stock awards during the nine months ended September 30, 2023 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2023	891	$62.70
Unvested at September 30, 2023	891	$62.70
A summary of the Company’s restricted stock awards during the nine months ended September 30, 2022 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2022	7,118	$62.70
Forfeited (1)	(6,227)	$62.70
Unvested at September 30, 2022	891	$62.70
__________
1.These forfeited awards were due to the resignation of the Company's Chief Development Officer on March 25, 2022 and reduced stock-based compensation expense by $0.4 million in 2022.
Restricted stock awards are measured based on their fair value on the date of grant and amortized over the vesting period of 20 months.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Service-Based Restricted Stock Units
A summary of the Company’s service-based restricted stock units during the nine months ended September 30, 2023 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2023	125,000	$1.47
Granted	313,065	1.87
Vested	(125,000)	1.47
Forfeited	(25,665)	1.37
Unvested at September 30, 2023	287,400	$1.85
A summary of the Company’s service-based restricted stock units during the nine months ended September 30, 2022 is as follows:

	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2022	29,289	$12.87
Granted	125,000	1.47
Vested	(23,515)	11.33
Forfeited	(5,774)	19.00
Unvested at September 30, 2022	125,000	$1.47
Service based restricted stock units are measured based on their fair value on the date of grant and amortized over the vesting period. The vesting periods range from 1 to 3 years. Stock-based compensation expense of $0.1 million and $46,000 was recognized for the three months ended September 30, 2023 and 2022, respectively. Stock-based compensation expense of $0.3 million and $0.1 million was recognized for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, the unrecognized stock-based compensation expense was $0.4 million, which is expected to be recognized over an estimated weighted average remaining term of less than 1.4 years.
Service-Based Stock Options
The fair value of the service-based stock options granted for the nine months ended September 30, 2023 were based on the following assumptions:

Nine Months Ended September 30, 2023
Exercise price	$1.37 - $2.83
Expected stock price volatility	81.6% - 81.8%
Risk-free interest rate	3.41% - 3.46%
Term (years)	5.6 - 6

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
A summary of the Company’s service-based stock option activity for the nine months ended September 30, 2023 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
			in years	in thousands
Outstanding at January 1, 2023	1,206,905	$8.32
Granted	382,745	1.48
Forfeited	(143,430)	2.82
Expired	(78,727)	26.74
Outstanding at September 30, 2023	1,367,493	$5.93	8.4	$680

Exercisable at September 30, 2023	444,836	$14.64	7	$114
A summary of the Company’s service-based stock option activity for the nine months ended September 30, 2022 is as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
			in years
Outstanding at January 1, 2022	528,591	$32.01	7.5
Granted	898,659	1.49	5.5
Forfeited	(30,093)	15.11	—
Expired	(85,466)	82.09	—
Outstanding at September 30, 2022	1,311,691	$8.23	9.1

Exercisable at September 30, 2022	243,973	$29.31	6.9
The aggregate intrinsic value is calculated as the difference between the closing price of the Company's common stock and the exercise price of the stock options that had strike prices below the closing price. The intrinsic value of the outstanding options as of September 30, 2022 was not significant.
Stock-based compensation expense recognized for service-based stock options was $0.1 million and $0.1 million for the three months ended September 30, 2023 and 2022, respectively. Stock-based compensation expense recognized for service-based stock options was $0.4 million and $0.4 million for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, total stock-based compensation expense related to unvested options not yet recognized totaled approximately $0.7 million, which is expected to be recognized over an estimated weighted average remaining term of 3.2 years. Forfeitures are recorded in the period of occurrence and compensation expense is adjusted accordingly.
13.  Licensing Agreements
Product License Agreements
The Company is a party to a Licensing Agreement between the Company and Charak, LLC ("Charak") dated January 7, 2002 (the "2002 Agreement") that grants the Company exclusive worldwide rights to certain patents and information related to our Triferic product. On October 7, 2018, the Company entered into a Master Services and IP Agreement (the “Charak MSA”) with Charak and Dr. Ajay Gupta, a former Officer of the Company. Pursuant to the MSA, the parties entered into three additional agreements described below related to the license of certain soluble ferric pyrophosphate (“SFP”) intellectual property owned by Charak. As of September 30, 2023 and December 31, 2022, the Company has accrued $85,400 relating to

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
certain IP reimbursement expenses and certain sublicense royalty fees, which is included within accrued liabilities on the condensed consolidated balance sheet.
Pursuant to the Charak MSA, the aforementioned parties entered into an Amendment, dated as of October 7, 2018 (the “Charak Amendment”), to the 2002 Agreement, under which Charak granted the Company an exclusive, worldwide, non-transferable license to commercialize SFP for the treatment of patients with renal failure. The Charak Amendment amends the royalty payments due to Charak under the 2002 Agreement such that the Company is liable to pay Charak royalties on net sales by the Company of products developed under the license, which includes the Company’s Triferic product, at a specified rate until December 31, 2021 and thereafter at a reduced rate from January 1, 2022 until February 1, 2034. Additionally, the Company is required to pay Charak a percentage of any sublicense income during the term of the agreement, which amount cannot be less than a minimum specified percentage of net sales of the licensed products by the sublicensee in jurisdictions where there exists a valid claim, on a country-by-country basis, and be no less than a lower rate of the net sales of the licensed products by the sublicensee in jurisdictions where there exists no valid claim, on a country-by-country basis.
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
The potential sub-license milestone payments are not yet considered probable, and no milestone payments have been accrued as of September 30, 2023 and December 31, 2022.
14.  Leases
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
At September 30, 2023, the Company had operating and finance lease liabilities of $5.4 million and right-of-use assets of $5.1 million, which are included in the condensed consolidated balance sheet.
At December 31, 2022, the Company had operating and finance lease liabilities of $6.7 million and right-of-use assets of $6.4 million, which are included in the condensed consolidated balance sheet.
The following summarizes quantitative information about the Company’s operating and finance leases (table in thousands):

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Operating leases
Operating lease cost	$422	$410	$1,281	$1,289
Variable lease cost	112	101	336	287
Operating lease expense	534	511	1,617	1,576
Finance leases
Non-cash lease expense from right-of-use assets	142	141	424	424
Interest on lease obligations	36	44	113	136
Finance lease expense	178	185	537	560
Short-term lease rent expense	4	5	12	14
Total lease expense	$716	$701	$2,166	$2,150

Other information
Payments for principal from operating leases	$461	$427	$1,363	$1,338
Payments for interest from finance leases	$37	$44	$114	$136
Payments for principal from finance leases	$130	$121	$388	$359
Weighted-average remaining lease term – operating leases	2.5	3.2	2.5	3.2
Weighted-average remaining lease term – finance leases	3.7	4.7	3.7	4.7
Weighted-average discount rate – operating leases	6.5%	6.4%	6.5%	6.4%
Weighted-average discount rate – finance leases	6.4%	6.4%	6.4%	6.4%
Future minimum rental payments under operating and finance lease agreements are as follows (in thousands):

	Operating	Finance
Year ending December 31, 2023 (remaining)	$439	$168
Year ending December 31, 2024	1,511	672
Year ending December 31, 2025	1,021	676
Year ending December 31, 2026	362	666
Year ending December 31, 2027	131	311
Total	3,464	2,493
Less present value discount	(259)	(271)
Operating and finance lease liabilities	$3,205	$2,222
15. Loan and Security Agreement

On March 16, 2020, the Company and Rockwell Transportation, Inc., as Borrowers, entered into a Loan and Security Agreement (the "Loan Agreement") with Innovatus Life Sciences Lending Fund I, LP ("Innovatus"), as collateral agent and the lenders party thereto, pursuant to which Innovatus, as a lender, agreed to make certain term loans to the Company in the aggregate principal amount of up to $35.0 million (the "Term Loans"). Funding of the first $22.5 million tranche was completed on March 16, 2020. The Company is no longer eligible to draw on additional tranches, which were tied to the achievement of certain milestones. Net draw down proceeds were $21.2 million with closing costs of $1.3 million.
In connection with each funding of the Term Loans, the Company was required to issue to Innovatus a warrant (the “Warrants”) to purchase a number of shares of the Company’s common stock equal to 3.5% of the principal amount of the relevant Term Loan funded divided by the exercise price. In connection with the first tranche of the Term Loans, the Company issued a Warrant to Innovatus, exercisable for an aggregate of 43,388 shares of the Company’s common stock at an exercise price of $18.15 per share. The Warrant may be exercised on a cashless basis and is immediately exercisable through the seventh anniversary of the applicable funding date. The number of shares of common stock for which the Warrant is exercisable and the associated exercise price are subject to certain proportional adjustments as set forth in such Warrant. The Company evaluated the warrant under ASC 470, Debt, and recognized an additional debt discount of approximately $0.5 million based on the relative fair value of the base instruments and warrants. The Company calculated the fair value of the warrant using the Black-Scholes model.

The Term Loans mature on March 16, 2025, and bear interest at the greater of (i) Prime Rate (as defined in the Loan Agreement) and (ii) 4.75%, plus 4.00%, with an initial interest rate of 8.75% per annum and an effective interest rate of 12.5% as of September 30, 2023. The Company has the option, under certain circumstances, to add 1.00% of such interest rate amount to the then outstanding principal balance in lieu of paying such amount in cash. For the three months ended September 30, 2023 and 2022, interest expense amounted to $0.3 million and $0.4 million, respectively. For the nine months ended September 30, 2023 and 2022, interest expense amounted to $0.9 million and $1.2 million, respectively.

The Loan Agreement is secured by all assets of the Company and Rockwell Transportation, Inc. and contains customary representations and warranties and covenants, subject to customary carve outs, and initially included financial covenants related to liquidity and sales of Triferic.

In September 2021, the Company entered into an amendment to the Loan Agreement in which the Company, in exchange for Innovatus lowering the sales covenants, agreed to: (i) prepay an aggregate principal amount of $7.5 million in ten installments commencing on December 1, 2021; (ii) pay an additional prepayment premium of 5% on prepaid amounts if the Company elects to prepay all outstanding Term Loans on or before September 24, 2023 and (iii) maintain minimum liquidity of no less than $5.0 million if the aggregate principal amount of Term Loans is greater than $15 million pursuant to the liquidity covenant in the Loan Agreement.
On November 10, 2022, the Company entered into a Second Amendment to the Loan and Security Agreement (the “Second Amendment”) dated as of November 14, 2022 with Innovatus, which amended the Loan Agreement. Pursuant to the Second Amendment, the Company (i) prepaid an additional aggregate principal amount of $5.0 million in Term Loans in one installment on November 14, 2022; (ii) paid interest only payments until September 2023, at which time it resumed scheduled debt payments. The financial covenant related to the sales of Triferic was replaced with the trailing 6 months revenue of our concentrates products. The Company cannot assure that it can maintain compliance with the covenants under our Loan Agreement, which may result in an event of default. The Company's ability to comply with these covenants may be adversely affected by events beyond its control. If the Company is unable to comply with the covenants under the Loan Agreement, it would pursue all available cure options in order to regain compliance. However, the Company may not be able to mutually agree with Innovatus on appropriate remedies to cure a future breach of a covenant, which could give rise to an event of default. If the Company is unable to avoid an event of default, any required repayments could have an adverse effect on its liquidity.

As of September 30, 2023, the Company was in compliance with all covenants under the Loan Agreement.

As of September 30, 2023, the outstanding balance of the Term Loan was $9.0 million, net of unamortized issuance costs and discount of $0.5 million.

The following table reflects the schedule of principal payments on the Term Loan as of September 30, 2023 (in thousands):

Principal Payments
2023 (remaining)	$1,500
2024	6,000
2025	2,000
$9,500

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
16. Insurance Financing Note Payable
On June 3, 2023, the Company entered into a short-term note payable for $0.7 million, bearing interest at 9.59% per annum to finance various insurance policies. Principal and interest payments related to this note began on July 3, 2023 and will be paid on a straight-line amortization over nine months with the final payment due on March 3, 2024. As of September 30, 2023, the outstanding balance was $0.5 million.

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
Forward-Looking Statements
We make forward-looking statements in this report and may make such statements in future filings with the Securities and Exchange Commission, or SEC.  We may also make forward-looking statements in our press releases or other public or shareholder communications.  Our forward-looking statements are subject to risks and uncertainties and include information about our current expectations and possible or assumed future results of our operations. When we use words such as “may,” “might,” “will,” “should,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” “could,” “plan,” “potential,” “predict,” “forecast,” “project,” “intend,” “is focused on” or similar expressions, or make statements regarding our intent, belief, or current expectations, we are making forward-looking statements. Our forward looking statements also include, without limitation, statements about our liquidity and capital resources; our ability to continue as a going concern; our ability to successfully integrate acquisitions; our ability to develop Ferric Pyrophosphate Citrate (“FPC”) for other indications; our ability to successfully execute on our business strategy; our ability to raise additional capital; our ability to successfully implement certain cost containment and cost-cutting measures; our ability to achieve profitability and statements regarding our anticipated future financial condition, operating results, cash flows and business plans.
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
Rockwell provides the hemodialysis community with products controlled by a Quality Management System regulated by the U.S. Food and Drug Administration ("FDA"). Rockwell is ISO 13485 Certified and adheres to current Good Manufacturing Practices ("cGMP") and Association for Advancement of Medical Instrumentation ("AAMI") standards. Rockwell manufactures hemodialysis concentrates at its facilities in Michigan, South Carolina, and Texas totaling approximately 175,000 square feet, and manufactures its dry acid concentrate mixers at its facility in Iowa. In addition, the Company manufactures hemodialysis concentrates in Minnesota under a contract manufacturing agreement with a contract manufacturing organization. (See Note 4 of the accompanying condensed consolidated interim financial statements for further detail). Rockwell delivers the majority of its hemodialysis concentrates products and mixers to dialysis clinics throughout the United States and internationally utilizing its own delivery trucks and third-party carriers. Rockwell has developed a core expertise in manufacturing and delivering hemodialysis concentrates, and has built a longstanding reputation for reliability, quality, and excellent customer service.
In addition to its primary focus on hemodialysis concentrates, Rockwell also has a proprietary parenteral iron product, Triferic (ferric pyrophosphate citrate, ("FPC")), which is indicated to maintain hemoglobin in adult patients with hemodialysis-dependent chronic kidney disease. While Rockwell has discontinued commercialization of Triferic in the United States, the Company has established international partnerships with companies seeking to develop and commercialize Triferic outside the United States and is working with these international partners to develop and commercialize Triferic in their respective regions. Additionally, Rockwell continues to evaluate the viability of its FPC platform and FPC's potential to treat iron deficiency, iron deficiency anemia, and acute heart failure.
Rockwell’s strategy is focused on growing the Company's revenue-generating business, which currently includes hemodialysis concentrates and international partnerships for Triferic and achieving profitability to put the Company in a stronger and more stable financial position.
Hemodialysis Concentrates Business: Rockwell is the second largest supplier of life-sustaining hemodialysis concentrates products to dialysis clinics in the United States. Our hemodialysis concentrates products are used to sustain a patient's life by removing toxins and balancing electrolytes in a dialysis patient’s bloodstream. A key element of our dialysis business strategy going forward is to improve the strength of our concentrates business. According to an independent research report from L.E.K. Consulting LLC, which was commissioned by Rockwell in 2022, the hemodialysis concentrates market in the United States alone was valued at $380 million in 2022 and is anticipated to grow to approximately $500 million by 2026. We believe we can grow our business through the addition of new customers, expanding our territory coverage, increasing the efficiency of our production, and pricing our products appropriately to drive profitability.
On July 10, 2023, the Company executed and consummated the transactions contemplated by an Asset Purchase Agreement (the “Purchase Agreement”) with Evoqua Water Technologies LLC ("Evoqua") (the "Evoqua Acquisition"). Subject to the terms and conditions of the Purchase Agreement, at the closing of the transaction (the “Closing”), the Company purchased customer relationships, equipment and inventory from Evoqua, which were related to manufacturing and selling of hemodialysis concentrates products, all of which are manufactured under a contract manufacturing agreement with a third-party organization. Total consideration was $17.4 million, comprising a cash payment at Closing of $12.4 million (inclusive of transaction costs) and two $2.5 million deferred payments, the first to be paid on the first anniversary and the second to be paid on the second anniversary of the Closing. See Note 4 for further detail.
On September 18, 2023, Rockwell and our long-time partner, DaVita, Inc. ("DaVita"), a leading provider of kidney care, entered into an Amended and Restated Products Purchase Agreement (the "Amended Agreement"), which amends and restates the Product Purchase Agreement, dated July 1, 2019, as amended, under which the Company supplies DaVita with certain dialysis concentrates. Under the Amended Agreement, the Company and DaVita agreed to an increase in product pricing, effective September 1, 2023 and a one-time payment to Rockwell on or after December 1, 2023. The term of the Amended Agreement will expire on December 31, 2024. DaVita will have the right, in its sole discretion upon written notice to the Company given no later than September 30, 2024, to further extend the term through December 31, 2025. In the event of such an extension, product pricing will be increased for the extended term. In addition, DaVita is required to provide the Company with nine-month purchasing forecasts and a commitment to purchase at least the forecasted amounts. In the event that DaVita does not meet its forecasts, it is required to pay the Company for the amount forecasted, purchase additional product, or the Company may terminate the Amended Agreement. Upon expiration or termination of the Amended Agreement, and upon request by DaVita, the Company has agreed to provide transition services to DaVita during a transition period.
In 2022, in connection with an amendment of the original Products Purchase Agreement, DaVita invested $15 million in the Company's preferred stock in two equal tranches. The first tranche of $7.5 million was funded on April 7, 2022. The second tranche of $7.5 million was funded on June 16, 2022.
Additionally, during the third quarter of 2023, Rockwell entered into several long-term product purchase agreements, which include supply and purchasing commitments from certain parties. These agreements include Sanderling Renal Services, Inc., a full-service provider of in-center, home dialysis and renal telemedicine services focusing on patients in rural and underserved communities across the United States; Centers for Dialysis Care, the largest non-profit, independent outpatient dialysis provider in Northeast Ohio; Houston Methodist, a leading health system and academic medical center; Dialyze Direct, a leading provider of home dialysis services in the skilled nursing facility setting; and Outset Medical (Nasdaq:OM), a medical technology company pioneering a first-of-its-kind technology to reduce the cost and complexity of dialysis with its Tablo® Hemodialysis System, which is FDA-cleared for use from the hospital to the home.
On November 9, 2022, Rockwell reacquired its distribution rights to its hemodialysis concentrates products from Baxter and has agreed to terminate the exclusive distribution agreement dated October 2, 2014. Exclusivity and other provisions associated with the distribution agreement terminated November 9, 2022 and the remaining operational elements of the agreement terminate December 31, 2022. Under the exclusive distribution agreement, Baxter distributed and commercialized Rockwell’s hemodialysis concentrates products in the United States and certain other countries. Rockwell manufactured all hemodialysis concentrates products and provided customer service and order delivery to nearly all U.S. customers. Following the reacquisition of these rights, Rockwell is able to sell its hemodialysis concentrates products directly to dialysis clinics throughout the United States and around the world. Additionally, Rockwell is able to independently price its products, eliminate costs associated with manufacturing covenants, improve manufacturing efficiencies, realize the full benefits from those improvements, and develop, in-license, or acquire new products to develop a broader kidney care products portfolio. This is expected to improve Rockwell's overall profitability and set the Company on a positive growth trajectory. Collectively, we believe this affords Rockwell the opportunity to expand its leadership position within a large market opportunity.
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
Rockwell continues to support its partners outside the United States that have exclusive license agreements to develop and commercialize Triferic in India, Korea, Turkey, Peru and Chile. Partnering in these regions allows us to better leverage the development, regulatory, commercial presence, and expertise of business partners to increase sales of our products throughout the world. Currently, India, Peru and Chile development work has been put on hold. However, we believe there is still potential opportunity for Triferic internationally and will work diligently to support our partners, which requires minimal financial commitment from Rockwell and provides us with potential for near- and long-term revenue.
On August 7, 2023, Rockwell was informed by Wanbang, the Company’s commercialization partner in China for Triferic, that the main efficacy results of Wanbang’s clinical trial for Triferic (dialysate) compared with placebo were not obtained and Wanbang will not will not bring the product forward to registration.
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
Results of Operations for the Three Months Ended September 30, 2023 and 2022

The following table summarizes our operating results for the periods presented below (dollars in thousands):

	Three Months Ended September 30,
	2023	% of Revenue	2022	% of Revenue	% Change

Net Sales	$23,771		$18,691		27%
Cost of Sales	21,569	91%	17,914	96%	20%
Gross Profit	2,202	9%	777	4%	183%

Research and Product Development	494	2%	469	3%	5%
Selling and Marketing	556	2%	762	4%	(27)%
General and Administrative	2,889	12%	3,254	17%	(11)%
Operating Loss	$(1,737)	(7)%	$(3,708)	(20)%	(53)%
Net Sales
During the three months ended September 30, 2023, our net sales were $23.8 million compared to net sales of $18.7 million during the three months ended September 30, 2022. The increase of $5.1 million was primarily due to the Evoqua Asset Acquisition (see Note 4) which, through the acquisition of customer lists, resulted in new revenue during the third quarter of 2023 of $3.4 million, and the recognition of deferred license revenue of $2.2 million related to the Wanbang Agreement (see Note 10 to the condensed consolidated financial statements included elsewhere in this Form 10-Q). Overall, product revenue for the three months ended September 30, 2023 was $21.6 million compared to product revenue of $18.1 million for the three months ended September 30, 2022.
Gross Profit
Cost of sales for the three months ended September 30, 2023 was $21.6 million, resulting in gross profit of $2.2 million for the three months ended September 30, 2023, compared to cost of sales of $17.9 million and a gross profit of $0.8 million for the three months ended September 30, 2022. Cost of sales for the three months ended September 30, 2023 included a $1.1 million increase to Triferic inventory reserves due to the decision by Wanbang not to pursue registration in China. Gross profit increased by $1.4 million primarily due to $1.1 million net impact of Wanbang revenue and inventory reserves, as well as lower distribution costs associated with the concentrates business.
Research and Product Development Expense
Research and product development expenses were $0.5 million for each of the three months ended September 30, 2023 and 2022. Employee compensation expense decreased as a result of lower headcount, but was offset by severance costs.
Selling and Marketing Expense
Selling and marketing expenses were $0.6 million and $0.8 million for the three months ended September 30, 2023 and 2022, respectively. We continue to evaluate marketing spend and focus on target opportunities for greater return on investments.
General and Administrative Expense
General and administrative expenses were $2.9 million for the three months ended September 30, 2023, compared with $3.3 million for the three months ended September 30, 2022. The decrease of $0.4 million was primarily due to lower employee compensation as a result of reduced headcount, decreased government fees related to Triferic and lower administrative costs.

Other Expense
Total other expense of $0.1 million and $0.5 million for the three months ended September 30, 2023 and 2022, respectively, was primarily driven by $0.4 million and $0.5 million of other expense for the three months ended September 30, 2023 and 2022, respectively, largely due to interest expense related to our debt facility (See Note 15 to the condensed consolidated financial statements included elsewhere in this Form 10-Q).
Results of Operations for the Nine Months Ended September 30, 2023 and 2022
The following table summarizes our operating results for the periods presented below (dollars in thousands):

	Nine Months Ended September 30,
	2023	% of Revenue	2022	% of Revenue	% Change

Net Sales	$61,519		$53,497		15%
Cost of Sales	55,685	91%	51,760	97%	8%
Gross Profit	5,834	9%	1,737	3%	236%

Research and Product Development	939	2%	2,963	6%	(68)%
Selling and Marketing	1,584	3%	1,743	3%	(9)%
General and Administrative	9,434	15%	11,845	22%	(20)%
Operating Loss	$(6,123)	(10)%	$(14,814)	(28)%	(59)%
Net Sales
During the nine months ended September 30, 2023, our net sales were $61.5 million compared to net sales of $53.5 million during the nine months ended September 30, 2022. The increase of $8.0 million was primarily due to the restructuring of our products purchase agreement with DaVita, the reacquired rights to commercialize and distribute our products, the asset acquisition of Evoqua, onboarding of new customers and increased pricing to other customers. Overall, product revenue for the nine months ended September 30, 2023 was $57.7 million compared to product revenue of $51.9 million for the nine months ended September 30, 2022, an increase of $5.8 million.
Gross Profit
Cost of sales during the nine months ended September 30, 2023 was $55.7 million, resulting in gross profit of $5.8 million during the nine months ended September 30, 2023, compared to cost of sales of $51.8 million and a gross profit of $1.7 million during the nine months ended September 30, 2022. Gross profit increased by $4.1 million primarily due to the restructuring of our supply contract with DaVita in 2022, recognition of the remaining deferred license revenue related to the termination of the Baxter distribution agreement (See Note 10 to the condensed condensed consolidated financial statements included elsewhere in this Form 10-Q), onboarding of new customers, increased pricing to other customers and net impact of Wanbang revenue and inventory reserves.
Research and Development Expense
Research and product development expenses were $0.9 million and $3.0 million for the nine months ended September 30, 2023 and 2022, respectively. Research and product development expenses decreased by $2.1 million due to a reduction in wages and project costs resulting from the decision to pause all research related to our FPC for Home Infusion program. Approximately 44% of research and development expenses for the nine months ended September 30, 2023 were comprised of severance costs.
Selling and Marketing Expense
Selling and marketing expenses were $1.6 million and $1.7 million for the nine months ended September 30, 2023, and 2022, respectively. We continue to evaluate marketing spend and focus on target opportunities for greater return on investments.

General and Administrative Expense
General and administrative expenses were $9.4 million during the nine months ended September 30, 2023, compared with $11.8 million during the nine months ended September 30, 2022. The decrease of $2.4 million is primarily driven by lower employee compensation as a result of reduced headcount, decreased government fees related to Triferic, reduced professional fees and lower administrative costs.
Other Expense
Total other expense of $0.8 million and $1.5 million for the nine months ended September 30, 2023 and 2022, respectively, was primarily driven by $1.2 million and $1.5 million of other expense for the nine months ended September 30, 2023 and 2022, respectively, largely due to interest expense related to our debt facility (See Note 15 to the condensed consolidated financial statements included elsewhere in this Form 10-Q).
Liquidity and Capital Resources
As of September 30, 2023, we had approximately $11.7 million of cash, cash equivalents and investments available-for-sale, and working capital of $6.8 million. Net cash used in operating activities for the nine months ended September 30, 2023 was approximately $9.4 million. Based on the currently available working capital, management believes the Company currently has sufficient funds to meet its operating requirements for at least the next twelve months from the date of the filing of this report.
On July 10, 2023, Armistice Capital Master Fund Ltd. (“Armistice”) exercised its warrant to purchase 9,900,990 shares of common stock with an exercise price of $1.39 per share and the Company received gross proceeds of approximately $13.8 million (See Note 11 to the condensed consolidated financial statements included elsewhere in this Form 10-Q).
On July 10, 2023, the Company completed the Evoqua Acquisition. Total consideration was $17.4 million, comprising a cash payment at Closing of $12.2 million (inclusive of transaction costs) and two $2.5 million deferred payments, the first to be paid on the first anniversary and the second to be paid on the second anniversary of the Closing. See Note 4 for further detail.
The Company continues to review its operational plans and execute on the acquisition of new customers and cost containment activities. The Company may require additional capital to sustain its operations and make the investments it needs to execute its strategic plan. Additionally, the Company's operational plans include raising capital, if needed, by using our ATM facility or other methods or forms of financings, subject to existing limitations.
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
In 2023, the Company is no longer subject to the "baby shelf" limitations under Form S-3, which limit the amount the Company may offer pursuant to its registration statement on Form S-3.

The Company is subject to certain covenants and cure provisions under its Loan Agreement with Innovatus. As of the date of this report, the Company is in compliance with all covenants (See Note 15 to the accompanying condensed consolidated interim financial statements).

The global macroeconomic environment is uncertain, and could be negatively affected by, among other things, increased U.S. trade tariffs and trade disputes with other countries, instability in the global capital and credit markets, recent bank failures in the United States, supply chain weaknesses, and instability in the geopolitical environment, including as a result of the Russian invasion of Ukraine, the Israel-Hamas conflict and other political tensions, and lingering effects of the COVID-19 pandemic. Such challenges have caused, and may continue to cause, recession fears, rising interest rates, foreign exchange volatility and inflationary pressures. At this time, the Company is unable to quantify the potential effects of this economic instability on our future operations.
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
Cash Used in Operating Activities
Net cash used in operating activities was $9.4 million for the nine months ended September 30, 2023 compared to net cash used in operating activities of $16.8 million for the nine months ended September 30, 2022. The decrease in cash used from operating activities during the current period was primarily due to a decrease in net loss, offset by changes in current balance sheet accounts in the ordinary course of business of approximately $6.7 million, including a decrease in deferred license revenue of $3.8 million for recognition of the remaining deferred license revenue related to the termination of the Baxter distribution agreement, a decrease in net accounts receivable of $3.1 million, a decrease in other liabilities of $1.0 million and a decrease in prepaid and other assets of $0.9 million.
Cash Used In Investing Activities
Net cash used in investing activities was $5.1 million during the nine months ended September 30, 2023 compared to net cash used in investing activities of $5.6 million for the nine months ended September 30, 2022. Net cash used in investing activities during the nine months ended September 30, 2023 was primarily due to the cash paid in connection with the Evoqua Asset Acquisition of $12.4 million, partially offset by the net cash proceeds from sales and purchase of available-for-sale investments during the period of $7.4 million. Net cash used in investing activities during the nine months ended September 30, 2022 were primarily related to the purchase and sale of investments.
Cash Provided by Financing Activities
Net cash provided by financing activities was $12.1 million during the nine months ended September 30, 2023 compared to net cash provided by financing activities of $22.1 million for the nine months ended September 30, 2022. Net cash provided financing activities during the nine months ended September 30, 2023 was primarily due to the gross proceeds from the issuance of common stock in connection with the exercise of the Prior Warrant and Pre-Funded Warrants of $13.8 million. Net cash provided by financing activities for the nine months ended September 30, 2022 was primarily due to the gross proceeds from the issuance of common and preferred stock of $15.0 million each, offset by debt repayment of $6.8 million.
Contractual Obligations and Other Commitments

See Note 13 to the condensed consolidated financial statements included elsewhere in this Form 10-Q for additional disclosures. There have been no other material changes from the contractual obligations and other commitments disclosed in Note 14 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Critical Accounting Policies and Significant Judgments and Estimates
Our critical accounting policies and significant estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2022. In addition, our critical accounting policies and significant estimates related to the Evoqua Asset Acquisition, including changes to our existing accounting policies, are detailed below.
Fair Value Measurements
Nonrecurring Valuations. The assets acquired through the Evoqua Asset Acquisition were recorded at relative fair value, which required the determination of the fair values of assets acquired as of the acquisition date. In making these fair value determinations, we were required to make estimates and assumptions that affected the recorded amounts, including, but not limited to, (i) for the customer relationships intangible asset, expected future cash flows, discount rates and remaining useful life and (ii) for the equipment, replacement cost. To assist us in making these fair value determinations, we engaged third-party valuation specialists. Our estimates of fair value are based upon assumptions we believe to be reasonable, but which are inherently uncertain.
Intangible Assets
Definite-lived intangible assets consist of our customer relationships intangible asset, which has been capitalized and is being amortized over 20 years.
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
Under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2023. Based upon that evaluation, our Chief Executive Officer concluded our disclosure controls and procedures were effective as of September 30, 2023.
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
Item 1A. Risk Factors
Our business is subject to various risks, including those described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2022 under "Item 1A - Risk Factors" and subsequent quarterly report on Form 10-Q for the quarter ended June 30, 2023, except as noted below.
Our agreement with our largest customer in our concentrates business is set to expire on December 31, 2024 and our inability to negotiate a new agreement would have a material and adverse effect on our financial condition and results of operations.

Our Amended and Restated Products Purchase Agreement (the “Products Purchase Agreement”) with DaVita is set to expire on December 31, 2024. The Products Purchase Agreement is a fixed price agreement. In September 2023, we amended the original Products Purchase Agreement with DaVita to raise our prices in light of inflationary pressures and to remove certain provisions. The Products Purchase Agreement may be extended by DaVita for one year in its sole discretion. When the Products Purchase Agreement is again up for renewal, we may be unable to reach an agreement with DaVita on new terms that make economic sense for us. In that case, we would not expect to enter into a new agreement. This would result in the loss of approximately one-half of our current volume of concentrates products and would have a material and adverse effect on our financial condition and results of operations and would likely lead to the implementation of cost saving measures that would negatively impact our activities.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX
Exhibit No.	Description

4.1	Common Stock Purchase Warrant, dated July 10, 2023, issued to Armistice Capital Master Fund Ltd. (Exhibit 4.1 to the Company’s Form 10-Q filed August 14, 2023).

10.1 *+	Amended and Restated Products Purchase Agreement dated September 18, 2023 by and between Rockwell Medical, Inc. and DaVita Inc.

10.2	Letter Agreement, dated July 10, 2023, by and between Rockwell Medical, Inc. and Armistice Capital Master Fund Ltd. (Exhibit 10.1 to the Company’s Form 10-Q filed August 14, 2023).

10.3	Asset Purchase Agreement dated July 10, 2023 by and between Rockwell Medical, Inc. and Evoqua Water Technologies LLC. (Exhibit 10.2 to the Company’s Form 10-Q filed August 14, 2023).

31.1*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1**	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Database

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (included as Exhibit 101)

*	Filed herewith
**	Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act
+	Certain confidential portions of this exhibit were omitted by means of marking such portions with asterisks because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKWELL MEDICAL, INC.
(Registrant)

Date: November 14, 2023	/s/ Mark Strobeck
Mark Strobeck, Ph.D. Chief Executive Officer (Principal Executive Officer and Interim Financial Officer)