Form 10-K
period 2023-12-31
ROCKWELL MEDICAL, INC.
filed 2024-03-21
CIK 1041024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No  ☒
The aggregate market value of the registrant’s voting and non‑voting common equity held by non‑affiliates of the registrant on June 30, 2023 (computed by reference to the closing sales price of the registrant’s Common Stock as reported on The Nasdaq Capital Market on such date) was $91,048,814.
Number of shares outstanding of the registrant’s Common Stock, par value $0.0001, as of March 21, 2024:  29,334,617 shares.

Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement pertaining to the 2024 Annual Meeting of Stockholders, which the Registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year ended December 31, 2023, are herein incorporated by reference in Part III of this Annual Report on Form 10‑K.

Forward Looking Statements
We make, or incorporate by reference, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, in this Annual Report on Form 10-K. All statements other than statements of historical fact are forward-looking statements. Our forward-looking statements are subject to risks and uncertainties and include information about our current expectations and possible or assumed future results of our operations. When we use words such as “may,” “might,” “will,” “should,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” “could,” “plan,” “potential,” “predict,” “forecast,” “project,” “intend,” or similar expressions, or make statements regarding our intent, belief, or current expectations, we are making forward-looking statements. Our forward looking statements also include, without limitation, statements about our liquidity and capital resources; our ability to continue as a going concern; our ability to successfully integrate acquisitions; our ability to raise additional capital; our ability to successfully implement certain cost containment and cost-cutting measures; our ability to achieve profitability; our ability to successfully execute on our business strategy; and statements regarding our anticipated future financial condition, operating results, cash flows and business plans. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different from the anticipated future results, performance or achievements expressed or implied by any forward-looking statements. Such business, economic and competitive uncertainties include:
•any further increases in raw material, labor, fuel or other input costs, particularly if we are unable to pass these cost increases along to our customers;
•our ability to negotiate favorable agreements with major customers and obtain and/or retain major customers and distributors;
•the duration over which our cash balances will fund our operations;
•our ability to grow our business;
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
•the effects of macroeconomic conditions, geopolitical events and pandemics on patients, our customers and distributors, and our business, including manufacturing operations and suppliers;
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
•our ability to compete against other companies;
•our ability to attract and retain key personnel;
•our expectations for increases or decreases in expenses;
•our expectations for incurring capital expenditures to expand our manufacturing capabilities;
•our expectations regarding the effect of changes in accounting guidance or standards on our operating results;
•the impact of any cybersecurity breaches or cyber crime that we, our vendors or our customers may experience;
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

PART I
Item 1.    Business.
Unless otherwise indicated in this Annual Report on Form 10-K “we,” “our,” “us,” “the Company,” "Rockwell," “Rockwell Medical,” and other similar terms refer to Rockwell Medical, Inc., together with its consolidated subsidiaries. You are advised to read this Annual Report on Form 10-K in conjunction with other reports and documents that we file from time to time with the Securities and Exchange Commission (“SEC”). In particular, please read our definitive proxy statement, which will be filed with the SEC in connection with our 2024 annual meeting of stockholders, our quarterly reports on Form 10-Q and any current reports on Form 8-K that we may file from time to time. You can access free of charge on our website copies of these reports as soon as practicable after they are electronically filed with the SEC. The SEC also maintains a website on the internet that contains reports, proxy and information statements and other information regarding issuers, such as us, that file electronically with the SEC.
CENTRISOL®, CitraPure®, Dri-Sate®, RenalPure®, RENASOL®, SteriLyte®, and Triferic® are registered trademarks of Rockwell. This Annual Report on Form 10-K contains references to our trademarks and trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Annual Report, including logos, artwork, and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other company.
BUSINESS OVERVIEW
Rockwell Medical is a healthcare company that develops, manufactures, commercializes, and distributes a portfolio of hemodialysis products for dialysis providers worldwide.
Rockwell is a revenue-generating business. The Company is the largest supplier of liquid bicarbonate concentrates and the second largest supplier of acid and dry bicarbonate concentrates for dialysis patients in the United States. Hemodialysis is the most common form of end-stage kidney disease treatment and is usually performed at freestanding outpatient dialysis centers, at hospital-based outpatient centers, at skilled nursing facilities, or in a patient’s home. This represents a large market opportunity for which we believe Rockwell's products are well-positioned to meet the needs of patients.
Rockwell manufactures hemodialysis concentrates under current Good Manufacturing Practices ("cGMP") regulations at its three facilities in Michigan, Texas, and South Carolina totaling approximately 175,000 square feet, and manufactures dry acid concentrate mixers at its facility in Iowa. Additionally, in July 2023, the Company purchased customer relationships, equipment and inventory from Evoqua Water Technologies related to manufacturing and sale of hemodialysis concentrates products, all of which are manufactured under a cGMP contract manufacturing agreement with a third-party organization in Minnesota.
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
Rockwell was incorporated in the state of Michigan in 1996 and re-domiciled to the state of Delaware in 2019. Our headquarters is located at 30142 Wixom Road, Wixom, Michigan 48393. Our telephone number is (248) 960-9009 and our website is https://www.rockwellmed.com. We have included our website in this Annual Report on Form 10-K solely as an inactive textual reference, and content from or that can be accessed through our website is not part of, or incorporated by reference into, this Annual Report on Form 10-K.

SIGNIFICANT 2023 HIGHLIGHTS
Rockwell Medical's key developments from 2023 include:
•In February 2023, we signed a three-year, multi-million-dollar supply agreement with the largest non-profit dialysis provider in the United States.

•In February 2023, we signed a three-year, multi-million-dollar product purchase agreement with Concerto Renal Services.
•In February 2023, we were named a 'Great Place to Work'.
•In May 2023, we expanded our geographic footprint to sell our hemodialysis concentrates products into the United Arab Emirates.
•In June 2023, we were added to the Russell Microcap® Index.
•In June 2023, we entered into a three-year co-promotion services agreement with B. Braun Medical Inc.
•In July 2023, we acquired the hemodialysis concentrates business from Evoqua Water Technologies.
•In September 2023, we entered into an amended and restated products purchase agreement with DaVita, Inc. ("DaVita").
•In September 2023, we entered into a three-year product purchase agreement with Sanderling Renal Services and expanded our distribution capabilities westward into Utah.
•In October 2023, we entered into a three-year product purchase agreement with Centers for Dialysis Care.
•In October 2023, Joan Lau, Ph.D. was appointed to the Company's board of directors.
•In October 2023, Jesse Neri joined the Company as SVP, Finance.
OUR STRATEGY
Rockwell Medical is focused on innovative, long-term growth strategies that enhance its products, its processes, and its people, enabling the Company to deliver exceptional value to the healthcare system and provide a positive impact on the lives of hemodialysis patients.
Rockwell is focused on growing the Company's revenue-generating business, which currently includes its portfolio of hemodialysis concentrates products. Once the Company achieves sustainable profitability and cash flow from its revenue-generating business, it plans to consider investments in higher-value, longer-term products to develop a broader kidney care products portfolio.
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
Rockwell's products are vital to vulnerable patients with end-stage kidney disease. We are an established leader in manufacturing and delivering high-quality hemodialysis concentrates and dialysates, along with certain ancillary products, to dialysis providers and distributors in the United States and abroad. All of our concentrate products are manufactured according to Association for the Advancement of Medical Instrumentation ("AAMI") guidelines and cGMP regulations. Our concentrate products are diluted with purified water on-site at the clinic in the dialysis machine, creating dialysate, which works to clean the patient’s blood.
A key element of our dialysis business strategy going forward is to improve the strength of our concentrates business. We believe we can achieve this by growing our business through the addition of new customers, expanding our territory coverage, increasing the efficiency by which Rockwell produces its products, and pricing our products appropriately to drive profitability.
Our Products:
Most hemodialysis patients receive dialysis treatment three times per week, or approximately 156 times per year. Most patients who have their dialysis treatment performed at a free-standing clinic have significant and irreversible loss of kidney function. These are commonly referred to as “chronic” dialysis patients. Patients who undergo dialysis in hospitals for temporary loss of kidney function are typically referred to as “acute” dialysis patients. The small percentage of chronic dialysis patients who receive their treatment at home are referred to as “home” dialysis patients. In each setting, a dialysis machine dilutes concentrated solution, such as Rockwell’s concentrate products, with purified water. The resulting solution is called dialysate. Dialysate is pumped through an artificial kidney or filter (called a dialyzer) while the patient’s blood is pumped through a semi-permeable membrane inside the dialyzer in the opposite direction the dialysate is flowing. The dialysate can exchange bicarbonate, sodium, calcium, magnesium and potassium into the patient’s blood, while removing fluid and waste. Dialysate generally contains dextrose, sodium chloride, calcium, potassium, magnesium, sodium bicarbonate, and citric acid or acetic acid. The patient’s physician chooses the proper concentrations required for each patient based on such patient’s needs.
In addition to using concentrate products during every in-center treatment, a dialysis provider also uses other products such as blood tubing, fistula needles, dialyzers, drugs, specialized component kits, dressings, cleaning agents, filtration salts, and other supplies, some of which we sell.
CitraPure Citric Acid Concentrate
Our CitraPure Concentrate is citric acid-based and 100% acetate-free. CitraPure is packaged as a liquid acid concentrate in 55-gallon drums and one-gallon jugs sold in cases of four, and as a dry powder acid concentrate for use with our Dry Acid Concentrate Mixer in 25-gallon cases.
Dri-Sate Dry Acid Concentrate
Our Dri-Sate Concentrate is an acetic acid-based product. Dri-Sate is packaged as a dry powder acid concentrate for use with our Dry Acid Concentrate Mixer in 25-gallon cases.
RenalPure Liquid Acid Concentrate
Our RenalPure Liquid Concentrate is an acetic acid-based product and is packaged in 55-gallon drums and in one-gallon jugs (sold in cases of four).
RenalPure Bicarbonate Concentrate
RenalPure bicarbonate is a dry powder mixed on-site at the clinic and is packaged in bulk and individual treatment sizes.
SteriLyte Bicarbonate Concentrate
SteriLyte bicarbonate is a liquid packaged in cases of four one-gallon jugs (sold in cases of four) and is used mainly in acute care settings.
CENTRISOL and RENALSOL Hemodialysis Concentrates
Our CENTRISOL hemodialysis concentrates consist of acid and bicarbonate formulations suitable for 45X dilution three-stream hemodialysis devices. Our RENASOL acid and bicarbonate concentrates are compatible with 36X dilution devices. CENTRISOL and RENASOL liquid acids are packaged in 55-gallon drums or in one-gallon jugs (sold in cases of four). CENTRISOL and RENASOL bicarbonate concentrates are packaged as liquid in one-gallon jugs (sold in cases of four) or as dry powder in bulk and individual treatment sizes.
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
Ancillary Products
We offer certain ancillary products to selected customers including testing supplies, 5% acetic acid cleaning solution, 5% and 2% citric acid descaler, filtration salts, and other items used by hemodialysis providers.
Market Opportunity:

Rockwell's vision is to become the leading global supplier of all hemodialysis concentrates. Today, Rockwell is the leading supplier of liquid bicarbonate concentrates and the second largest supplier of acid and dry bicarbonate concentrates for dialysis patients in the United States. According to an independent research report that Rockwell commissioned from L.E.K. Consulting LLC in 2022, the hemodialysis concentrates market in the United States is anticipated to grow to approximately $500 million by 2026, up from $380 million in 2022. This is driven primarily by an increasing number of patients suffering from end-stage kidney disease. Hemodialysis concentrates represent a large market opportunity for which we believe Rockwell's products are well-positioned to meet the needs of patients. Rockwell is one of only two suppliers that has the manufacturing scalability and transportation infrastructure to service the more than 12,000 individual purchasing facilities (including outpatient dialysis clinics and hospitals) in the United States along with select international markets.
Sales and Marketing:
On November 9, 2022, Rockwell reacquired its distribution rights to its hemodialysis concentrates products from Baxter Healthcare Corporation ("Baxter") and agreed to terminate the exclusive distribution agreement dated October 2, 2014. Exclusivity and other provisions associated with the distribution agreement terminated November 9, 2022 and the remaining operational elements of the agreement terminated December 31, 2022. Rockwell agreed to provide certain services to a group of Baxter customers until March 31, 2023. Under the exclusive distribution agreement, Baxter distributed and commercialized Rockwell’s hemodialysis concentrates products in the United States and certain other countries. Rockwell manufactured all hemodialysis concentrates products and provided customer service and order delivery to nearly all U.S. customers. Following the reacquisition of these rights, Rockwell is now able to sell its hemodialysis concentrates products directly to dialysis clinics throughout the United States and around the world. Additionally, Rockwell is now able to independently price its products, eliminate costs associated with manufacturing covenants, improve manufacturing efficiencies and realize the full benefits from those improvements, and develop, in-license, or acquire new products to develop a broader kidney care products portfolio. This is expected to improve Rockwell's overall profitability and set the Company on a positive growth trajectory.
On June 29, 2023, the Company announced that it entered into a three-year co-promotion services agreement with B. Braun Medical Inc. ("B. Braun"), a leader in renal therapies including innovative, high-quality products for hemodialysis. As part of the agreement, Rockwell designates B. Braun as an independent, non-exclusive representative to promote the Company's hemodialysis concentrates products to dialysis providers in the United States with a focus on the west coast. All terms of the sale of any Rockwell product, including price, delivery schedule, and terms and conditions, are set by Rockwell at the Company's sole discretion. All orders are directed to, and processed by, Rockwell. B. Braun receives a fee for any sales generated by its promotional efforts.
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
On September 18, 2023, Rockwell and our long-time partner, DaVita, a leading provider of kidney care, entered into an Amended and Restated Products Purchase Agreement (the "Amended Agreement"), which amends and restates the Product Purchase Agreement, dated July 1, 2019, as amended, under which the Company supplies DaVita with certain dialysis concentrates. Under the Amended Agreement, the Company and DaVita agreed to an increase in product pricing, effective September 1, 2023 and a one-time payment to Rockwell on or after December 1, 2023. The term of the Amended Agreement will expire on December 31, 2024. DaVita will have the right, in its sole discretion upon written notice to the Company given no later than September 30, 2024, to further extend the term through December 31, 2025. In the event of such an extension, product pricing will be increased for the extended term. In addition, DaVita is required to provide the Company with nine-month purchasing forecasts and a commitment to purchase at least the forecasted amounts. In the event that DaVita does not meet its forecasts, it is required to pay the Company for the amount forecasted, purchase additional product, or the Company may terminate the Amended Agreement. Upon expiration or termination of the Amended Agreement, and upon request by DaVita, the Company has agreed to provide transition services to DaVita during a transition period.
In 2023, Rockwell entered into several long-term product purchase agreements, which include supply and purchasing commitments from certain parties. These agreements include the largest non-profit dialysis provider in the United States; Concerto Renal Services, the largest provider of dialysis in skilled nursing facilities in the United States; Sanderling Renal Services, Inc., a full-service provider of in-center, home dialysis and renal telemedicine services focusing on patients in rural and underserved communities across the United States; Centers for Dialysis Care, the largest non-profit, independent outpatient dialysis provider in Northeast Ohio; Houston Methodist, a leading health system and academic medical center; Dialyze Direct, a leading provider of home dialysis services in the skilled nursing facility setting; and Outset Medical (Nasdaq:OM), a medical technology company pioneering a first-of-its-kind technology to reduce the cost and complexity of dialysis with its Tablo® Hemodialysis System, which is FDA-cleared for use from the hospital to the home.
We also supply dialysis concentrates to distributors serving a number of foreign countries, primarily in the Americas and the Pacific Rim. Nipro Medical Corporation is the primary distributor of our dialysis concentrates in certain countries in Latin America that were not covered under the Distribution Agreement.
Dialysate concentrates accounted for approximately 97.2% of our revenue for the year ended December 31, 2023, of which approximately 91.5% was to distributors and customers for use in the United States.
Customers:
We currently operate in one market segment, the hemodialysis market, which involves the manufacture, sale and distribution of hemodialysis products to hemodialysis clinics, including pharmaceutical, dialysis concentrates, dialysis kits and other ancillary products used in the dialysis process.
DaVita, accounted for 47% of our concentrate sales in 2023 and 46% of our concentrate sales in 2022. Our accounts receivable from this customer were $2.1 million and $1.9 million as of December 31, 2023 and 2022, respectively. In July 2019, we entered into the Products Purchase Agreement with DaVita, with an initial term expiring on December 31, 2023. On April 6, 2022, the Company and DaVita entered into a Securities Purchase Agreement (the “SPA”), which provided for the issuance by the Company of up to $15 million of preferred stock to DaVita (see "Preferred Stock" section in Note 12 below). On September 18, 2023, we entered into the Amended Agreement with DaVita under which the Company supplies DaVita with certain dialysis concentrates. See "Material Agreements" below for more information on the Amended Agreement.
No other customers accounted for more than 10% of our sales in any of the last three years.
DaVita and Nipro Medical Corporation are important to our business, financial condition and results of operations. The loss of any significant accounts could have a material adverse effect on our business, financial condition and results of operations.
See Item 1A “Risk Factors” for a discussion of certain risks related to our key customers.
The majority of our international sales in each of the last two years were sales to domestic distributors that were resold to end users outside the United States. Our total international sales, including sales made through domestic distributors for resale outside the United States, aggregated 9% and 9% of our overall sales in 2023 and 2022, respectively.
See Item 1A “Risk Factors” for a discussion of certain risks related to our foreign sales.
Competition:
In the United States, our principal competitor for concentrate products is Fresenius Medical Care NA (“Fresenius”), a vertically integrated manufacturer and marketer of dialysis devices, drugs and supplies and operator of dialysis clinics, which has substantially greater financial, technical, manufacturing, marketing, and research and development resources than we do. Fresenius, through its Fresenius Kidney Care division, operates approximately 2,600 clinics and treats approximately 37% of the in-center hemodialysis patients in the United States. Fresenius also manufactures and sells a full range of renal products, including dialysis machines, dialyzers, concentrates, and other supplies used in hemodialysis. Fresenius services clinics owned by others with its products where it commands a market leading position in its key product lines. Fresenius manufactures its concentrates in its own regional manufacturing facilities. Fresenius and Rockwell are the two major dialysis concentrate suppliers in the United States.
Quality Assurance and Control:
We have established a Quality Management System ("QMS"), which defines systems and procedures used to assure quality in the design, manufacture, and delivery of our finished device products.
We operate under FDA regulations and place significant emphasis on providing quality products and services to our customers. We have established an organizational structure and quality system procedures to ensure our device products are designed and produced to meet product quality requirements and FDA guidelines. The Grapevine, Texas facility is certified to ISO 13485:2016. Dialysis products are manufactured and tested using validated equipment and defined process controls to ensure rigorous conformance to specifications. To assure quality and consistency of our dialysis concentrates, analytical testing is performed using validated instrument methods to verify that the chemical properties and microbial limits of each product lot comply with the specifications required by industry standards. Our concentrates are labeled per FDA's Labeling and Packaging Control Requirements, including a Unique Device Identifier ("UDI") code, to ensure traceability of distributed products. Our quality program activities also include qualification and ongoing assessments of suppliers of raw materials, packaging components and finished goods, and quality management reviews designed to inform management of key issues that may affect the quality of products, assess the effectiveness of our quality systems, and identify areas for improvement.
The raw materials and packaging materials for our hemodialysis concentrates, the components for our hemodialysis kits and the ancillary hemodialysis products we distribute are generally available from several potential suppliers. The raw materials for our concentrate products consist primarily of chemical ingredients which meet or exceed the requirements of United States Pharmacopeia (“USP”). Key raw materials used in our hemodialysis concentrates include USP grade sodium chloride, calcium chloride, magnesium chloride, potassium chloride, dextrose, citric acid, glacial acetic acid, and sodium bicarbonate. Key packaging components include drums, bottles, caps, film/bags, boxes, and labels. We generally negotiate pricing and approximate material quantities for our chemicals on an annual basis and utilize blanket purchase orders with monthly release schedules to meet our needs for production.
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
Triferic
Triferic (dialysate) and Triferic AVNU are indicated to maintain hemoglobin in patients undergoing hemodialysis. We began commercializing Triferic and Triferic AVNU in the United States in the second half of 2019 and in early 2021, respectively.
In 2022, Rockwell undertook a strategic review of Triferic's viability in the United States. Triferic was launched into a very competitive marketplace with well-entrenched products and a lack of consensus regarding unmet medical needs for dialysis patients with anemia. Due to its limited market adoption, unfavorable reimbursement, and absence of interest from other companies to license or acquire Triferic despite Rockwell's significant effort to partner the program, the Company discontinued its New Drug Applications ("NDAs") for Triferic and Triferic AVNU in the United States in the fourth quarter of 2022. Sustaining Triferic commercially in the United States resulted in losses to Rockwell annually. The decision to discontinue the NDAs was not made lightly as the Company realizes the direct impact this action had on patients using the products. Triferic and its approved presentations were not discontinued for safety reasons. Rockwell continues to support its partners outside the United States that have exclusive license agreements to develop and commercialize Triferic.
MATERIAL AGREEMENTS
Distribution Agreement with Baxter
Pursuant to the Exclusive Distribution Agreement dated October 2, 2014 (as amended, the “Distribution Agreement”), Baxter was our exclusive agent for commercializing our hemodialysis concentrate and ancillary products in the United States to clinics other than DaVita and various foreign countries for an initial term of 10 years ending October 2, 2024. We retained sales, marketing and distribution rights for our hemodialysis concentrate products for our international customers and in those countries in which we had an established commercial presence. In the fourth quarter of 2022, Rockwell reacquired its distribution rights to its hemodialysis concentrates products from Baxter and terminated the Distribution Agreement. Rockwell was required to pay Baxter a fee for the reacquisition of its distribution rights. This fee was paid in two equal installments on January 1, 2023 and April 1, 2023.

Following the reacquisition of the distribution rights, Rockwell is now able to sell its hemodialysis concentrates products to dialysis clinics throughout the United States and around the world.
Products Purchase Agreement with DaVita
On September 18, 2023, Rockwell and our long-time partner, DaVita, a leading provider of kidney care, entered into the Amended Agreement. Under the Amended Agreement, the Company and DaVita agreed to an increase in product pricing, effective September 1, 2023 and a one-time payment of $0.4 million to Rockwell on or after December 1, 2023. The term of the Amended Agreement will expire on December 31, 2024. DaVita will have the right, in its sole discretion upon written notice to the Company given no later than September 30, 2024, to further extend the term through December 31, 2025. In the event of such an extension, product pricing will be increased for the extended term. In addition, DaVita is required to provide the Company with nine-month purchasing forecasts and a commitment to purchase at least the forecasted amounts. In the event that DaVita does not meet its forecasts, it is required to pay the Company for the amount forecasted, purchase additional product, or the Company may terminate the Amended Agreement. Upon expiration or termination of the Amended Agreement, and upon request by DaVita, the Company has agreed to provide transition services to DaVita during a transition period.
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
GOVERNMENT REGULATION
We are regulated by the FDA under the Federal Food, Drug and Cosmetic Act (the "FD&C Act"), as well as by other federal, state and local agencies. We hold several FDA product approvals including medical devices.
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
Medical Device Approval and Regulation
Pursuant to its authority under the FD&C Act, the FDA has jurisdiction over medical devices. The FDA regulates, among other things, the research, design, development, preclinical and clinical testing, manufacturing, safety, effectiveness, packaging, labeling, storage, recordkeeping, pre-market clearance or approval, adverse event reporting, marketing, promotion, sales, distribution and import and export of medical devices. Unless an exemption applies, each new or significantly modified medical device requires either a premarket notification to the FDA requesting permission for commercial distribution under Section 510(k) of the FD&C Act, also referred to as a 510(k) clearance, or FDA approval of a premarket approval application ("PMA").
Device Classification
Under the FD&C Act, medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of control needed to provide reasonable assurances with respect to safety and effectiveness.
Class I includes devices with the lowest risk to the patient and are those for which safety and effectiveness can be reasonably assured by adherence to General Controls, which require compliance with the applicable portions of the FDA’s Quality System Regulation ("QSR"), facility registration and product listing, reporting of adverse events and malfunctions, and appropriate, truthful and non-misleading labeling and promotional materials. Some Class I devices also require premarket clearance by the FDA through the 510(k) premarket notification process described below. Most Class I products are exempt from the premarket notification requirements.
Class II devices are those that are subject to the General Controls, as well as Special Controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. These Special Controls can include performance standards, patient registries, FDA guidance documents, and post-market surveillance. Most Class II devices are subject to premarket review and clearance by the FDA. Premarket review and clearance by the FDA for Class II devices is accomplished through the 510(k) premarket notification process.
Class III devices include devices deemed by the FDA to pose the greatest risk such as life-supporting or life-sustaining devices, or implantable devices, in addition to those deemed novel and not substantially equivalent following the 510(k) process. The safety and effectiveness of Class III devices cannot be reasonably assured solely by the General Controls and Special Controls described above. Therefore, these devices are subject to the PMA application process, which is generally more costly and time-consuming than the 510(k) process. Through the PMA application process, the applicant must submit data and information demonstrating reasonable assurance of the safety and effectiveness of the device for its intended use to the FDA’s satisfaction.
510(k) Pathway
To obtain 510(k) clearance, a premarket notification must be submitted under Section 510(k) of the FD&C Act demonstrating that the proposed device is “substantially equivalent” to a predicate device. A predicate device is a legally-

marketed device that is not subject to premarket approval, i.e., a device that was legally marketed prior to May 28, 1976 (pre-amendments device) and for which a PMA is not required, a device that has been reclassified from Class III to Class II or I, or a device that was found substantially equivalent through the 510(k) process. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data is sometimes required to support substantial equivalence. The FDA’s 510(k) clearance pathway usually takes from three to 12 months from the date the notification is submitted, but it can take considerably longer, depending on the extent of FDA’s requests for additional information and the amount of time a sponsor takes to fulfill them. After a 510(k) is submitted, the FDA determines whether to accept it for substantive review. If it lacks necessary information for substantive review, the FDA will refuse to accept the 510(k) submission. If it is accepted for filing, the FDA begins a substantive review. By statute, the FDA is required to complete its review of a 510(k) premarket notification within 90 days of receiving the 510(k) submission. As a practical matter, clearance often takes longer, and clearance is never assured.
Although many 510(k) premarket notifications are cleared without clinical data, the FDA may require further information, including clinical data, to make a determination regarding substantial equivalence, which may significantly prolong the review process. If the FDA agrees that the device is substantially equivalent to a predicate device, it will grant clearance to commercially market the device. If the FDA determines that the device is not “substantially equivalent” to a predicate device, or if the device is automatically classified into Class III, the device sponsor must then fulfill the much more rigorous premarketing requirements of the PMA process, or seek reclassification of the device through the de novo process.
After a device receives 510(k) clearance, any modification, including modification to or deviation from design, manufacturing processes, materials, packaging and sterilization that could significantly affect its safety or effectiveness, or that would constitute a new or major change in its intended use, may require a new 510(k) clearance or, depending on the modification, could require a PMA application. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA requires a new 510(k) clearance or approval of a PMA application for any modifications to a previously-cleared product, the applicant may be required to cease marketing or recall the modified device until clearance or approval is received. In addition, in these circumstances, the FDA can impose significant regulatory fines or penalties for failure to submit the requisite 510(k) or PMA application(s).
Medical device types that the FDA has not previously classified as Class I, II, or III are automatically classified into Class III regardless of the level of risk they pose. The Food and Drug Administration Modernization Act of 1997 established a new route to market for low to moderate risk medical devices that are automatically placed into Class III due to the absence of a predicate device, called the “Request for Evaluation of Automatic Class III Designation,” or the de novo classification procedure.
The de novo classification procedure allows a manufacturer whose novel device is automatically classified into Class III to request down-classification of its medical device into Class I or Class II on the basis that the device presents low or moderate risk, rather than requiring the submission and approval of a PMA application. Prior to the enactment of the Food and Drug Administration Safety and Innovation Act of 2012 (the "FDASIA"), a medical device could only be eligible for de novo classification if the manufacturer first submitted a 510(k) premarket notification and received a determination from the FDA that the device was not substantially equivalent. The FDASIA streamlined the de novo classification pathway by permitting manufacturers to request de novo classification directly without first submitting a 510(k) premarket notification to the FDA and receiving a not substantially equivalent determination. Under the FDASIA, the FDA is required to classify the device within 120 days following receipt of the de novo application, though in practice the process may take significantly longer. If the manufacturer seeks reclassification into Class II, the manufacturer must include a draft proposal for Special Controls that are necessary to provide a reasonable assurance of the safety and effectiveness of the medical device. In addition, the FDA may reject the reclassification petition if it identifies a legally marketed predicate device that would be appropriate for a 510(k) or determines that the device is not low to moderate risk or that General Controls would be inadequate to control the risks and Special Controls cannot be developed.
PMA Pathway
A PMA must be submitted if a device cannot be cleared through the 510(k) clearance or de novo process. A PMA must be supported by extensive data, including, but not limited to, technical information, preclinical data, clinical trial data, manufacturing data, and labeling, to demonstrate to the FDA’s satisfaction the safety and efficacy of the device for its intended use.

Following receipt of a PMA, the FDA conducts an administrative review to determine whether the application is sufficiently complete to permit a substantive review. If it is not, the agency will refuse to file the PMA. If it is, the FDA will accept the application for filing and begin the review. The FDA, by statute and by regulation, has 180 days to review a filed PMA, although the review of an application more often occurs over a significantly longer period of time. During this review period, the FDA may request additional information or clarification of information already provided, and the FDA may issue a major deficiency letter to the applicant, requesting the applicant’s response to deficiencies communicated by the FDA. The FDA considers a PMA or PMA supplement to have been voluntarily withdrawn if an applicant fails to respond to an FDA request for information (e.g., major deficiency letter) within a total of 360 days. Before approving or denying a PMA, an FDA advisory panel may review the PMA at a public meeting and provide the FDA with the committee’s recommendation on whether the FDA should approve the submission, approve it with specific conditions, or not approve it. The FDA is not bound by the recommendations of an advisory panel, but it considers such recommendations carefully when making decisions. Prior to approval of a PMA, the FDA may conduct a bioresearch monitoring inspection of the clinical trial data and clinical trial sites, and a QSR inspection of the manufacturing facility and processes. The FDA can delay, limit, or deny approval of a PMA for many reasons, including:
•the device may not be shown safe or effective to the FDA’s satisfaction;
•the data from preclinical studies and/or clinical trials may be found unreliable or insufficient to support approval;
•the manufacturing process or facilities may not meet applicable requirements; and
•changes in FDA approval policies or adoption of new regulations may require additional data.
If the FDA evaluation of a PMA is favorable, the FDA will issue either an approval letter or an approvable letter. The latter usually contains a number of conditions that must be met in order to secure final approval of the PMA. When and if those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue a PMA approval letter authorizing commercial marketing of the device, subject to the conditions of approval and the limitations established in the approval letter. If the FDA’s evaluation of a PMA or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. The FDA also may determine that additional tests or clinical trials are necessary, in which case the PMA approval may be delayed for several months or years while the trials are conducted and data are submitted in an amendment to the PMA, or the PMA is withdrawn and resubmitted when the data are available. The PMA process can be expensive, uncertain, and lengthy and a number of devices for which the FDA approval has been sought by other companies have never been approved by the FDA for marketing.
New PMAs or PMA supplements may be required for modifications to the manufacturing process, equipment or facility, quality control procedures, sterilization, packaging, expiration date, labeling, device specifications, components, materials or design of a device that has been approved through the PMA process. PMA supplements often require submission of the same type of information as an initial PMA, except that the supplement is limited to information needed to support any changes from the device covered by the approved PMA and may or may not require as extensive technical or clinical data or the convening of an advisory panel, depending on the nature of the proposed change.
In approving a PMA, as a condition of approval, the FDA may also require some form of postmarket studies or postmarket surveillance, whereby the applicant follows certain patient groups for a number of years and makes periodic reports to the FDA on the clinical status of those patients when necessary to protect the public health or to provide additional or longer term safety and effectiveness data for the device. The FDA may require postmarket surveillance for certain devices approved under a PMA or cleared under a 510(k) notification, such as implants or life-supporting or life-sustaining devices used outside a device user facility, devices where the failure of which would be reasonably likely to have serious adverse health consequences, or devices expected to have significant use in pediatric populations. The FDA may also approve a PMA with other post-approval conditions intended to ensure the safety and effectiveness of the device, such as, among other things, restrictions on labeling, promotion, sale, distribution, and use.
Clinical Trials
Clinical trials are almost always required to support a PMA and are sometimes required for a 510(k) premarket notification. In the United States, these trials often require submission of an application for an investigational device exemption ("IDE") if the investigation involves a significant risk device. Some types of studies deemed to present “non-significant risk” are deemed to have an approved IDE—without affirmative submission of an IDE application to the FDA—once certain requirements are addressed and institutional review board ("IRB") approval is obtained. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE must be approved in advance by the FDA for a specified number of patients, unless the product candidate is deemed a non-significant risk device and is eligible for more abbreviated IDE requirements. Clinical trials for a significant risk device may begin once the IDE application is approved by the FDA and appropriate IRBs at the clinical trial sites. Submission of an IDE will not necessarily result in the ability to commence clinical trials, and although the FDA’s approval of an IDE allows clinical testing to go forward for a specified number of subjects, it does not bind the FDA to accept the results of the trial as sufficient to prove the product’s safety and efficacy, even if the trial meets its intended success criteria.
All clinical trials must be conducted in accordance with the FDA’s IDE regulations that govern investigational device labeling, prohibit promotion, and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. Clinical trials must further comply with the FDA’s Good Clinical Practices ("GCP") requirements for IRB approval and for informed consent and other human subject protections. Required records and reports are subject to inspection by the FDA. The results of clinical testing may be unfavorable, or, even if the intended safety and efficacy success criteria are achieved, may not be considered sufficient for the FDA to grant marketing approval or clearance of a product candidate.
Postmarket Requirements—U.S.
After the FDA permits a device to enter commercial distribution, numerous regulatory requirements continue to apply. These include:
•establishment registration and device listing with the FDA;
•the FDA’s QSR, which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, production, control, supplier/contractor selection, complaint handling, documentation and other quality assurance procedures during all aspects of the manufacturing process;
•labeling regulations, unique device identification requirements and FDA prohibitions against the promotion of products for uncleared, unapproved or off-label uses;
•advertising and promotion requirements;
•Restrictions on sale, distribution or use of a device;
•PMA annual reporting requirements;
•PMA approval or clearance of a 510(k) for certain product modifications;
•medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur;
•medical device correction and removal reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FD&C Act that may present a risk to health;
•recall requirements, including a mandatory recall if there is a reasonable probability that the device would cause serious adverse health consequences or death;
•an order of repair, replacement or refund;
•device tracking requirements; and
•post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device.
Additionally, manufacturers are subject to unannounced inspections by the FDA to determine compliance with the QSR, which cover the methods and the facilities and controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, distribution, installation and servicing of finished devices intended for human use. The QSR also requires, among other things, maintenance of a device master file, device history file, and complaint files. Manufacturers are subject to periodic scheduled or unscheduled inspections by the FDA. A failure to maintain compliance with the QSR requirements could result in the shut-down of, or restrictions on, manufacturing operations and the recall or seizure of products. The discovery of previously unknown problems with products, including unanticipated adverse events or adverse events of increasing severity or frequency, whether resulting from the use of the device within the scope of its clearance or approval or off-label by a physician in the practice of medicine, could result in restrictions on the device, including the removal of the product from the market or voluntary or mandatory device recalls. In addition, the FDA can issue warning letters or untitled letters, impose injunctions, suspend regulatory clearance or approvals, ban certain medical devices, detain or seize adulterated or misbranded medical devices, order repair, replacement or refund of these devices, and require notification of health professionals and others with regard to medical devices that present unreasonable risks of substantial harm to the public health. The FDA may also initiate action for civil penalties and/or criminal prosecution of such violations.
There are also certain requirements of state, local, and foreign governments that we must comply with in the manufacturing and marketing of our products. We will need to maintain customer complaint files, record all lot numbers of disposable products, and conduct periodic audits to assure compliance with applicable regulations. We place special emphasis on customer training and advise all customers that device operation should be undertaken only by qualified personnel. In addition to laws and regulations in the United States, we are subject to a variety of laws and regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our product candidates.
Postmarket Requirements—EU
The regulatory review process varies from country to country and may in some cases require the submission of clinical data. Our international sales are subject to regulatory requirements in the countries in which our product candidates are sold. In addition, the EU has adopted the EU Medical Device Regulation (EU 2017/745) (the “EU MDR”) which imposes stricter requirements for the marketing and sale of medical devices than in the United States, including in the area of clinical evaluation requirements, quality systems and post-market surveillance. The transition period provided for in the EU MDR for existing CE certifications issued under the previous Medical Devices Directive will end on May 26, 2024. For certain medical devices, the transition period was extended, ending between December, 31, 2026 and December 31, 2028, depending on the class of the device and the fulfillment of certain additional conditions. (Regulation (EU) 2023/607). Complying with these regulations may require us to incur significant expenditures. Failure to meet these regulatory requirements could adversely impact our business in the EU and other regions that tie their product registrations to the EU requirements.
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
In August 2022, Congress passed the Inflation Reduction Act (“IRA”), which authorizes the U.S. Department of Health and Human Services to negotiate prices of certain drugs with participating manufacturers in federal healthcare programs. The IRA provides Centers for Medicare & Medicaid Services ("CMS") with significant new authorities intended to curb drug costs and to encourage market competition. For the first time, CMS will be able to directly negotiate prescription drug prices and to cap out-of-pocket costs. Each year, CMS will select and negotiate a preset number of high-spend drugs and biologics that are covered under Medicare Part B and Part D that do not have generic or biosimilar competition. These price negotiations began in 2023. The IRA also provides a new “inflation rebate” covering Medicare patients that took effect in 2023 and is intended to counter certain price increases in prescriptions drugs. The inflation rebate provision will require drug manufacturers to pay a rebate to the federal government if the price for a drug or biologic under Medicare Part B and Part D increases faster than the rate of inflation. Notwithstanding these provisions, the IRA’s impact on commercialization and competition remains largely uncertain.
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
As of December 31, 2023, we owned or had the rights to 6 issued patents (4 U.S. and 2 foreign) and 1 pending foreign application. Patents and patent applications owned or licensed by us include claims to FPC in both dialysate and IV compositions, formulations and methods of making and parenteral nutritional compositions including Triferic. We have allowed several Charak-licensed and Company-owned patents and applications that are not material to our business to lapse.

	United States			Foreign
Description	Issued	Expiration	Pending	Issued	Expiration	Pending
Triferic (IV and Dialysate)	3	2027 - 2036	—	2	2028 - 2034	1
Triferic (TPN)	1	2030	—	—		—
Total	4		—	2		1
See Item 1A “Risk Factors” for a discussion of certain risks related to our intellectual property.
Human Capital
As of December 31, 2023, we had 237 employees, substantially all of whom are full time employees. Our arrangements with our employees are not governed by any collective bargaining agreement. Our employees are employed on an “at‑will” basis.
Our key human capital management objectives are to identify, recruit, integrate, retain and motivate our new and existing employees. We believe that our compensation and benefit programs are appropriately designed to attract and retain qualified talent. Employees receive an annual base salary and are eligible to earn a performance-based merit increase and cash bonuses. To create and maintain a successful work environment, we offer a comprehensive package of additional benefits that support the physical and mental health and wellness of all of our employees and their families. Additionally, we grant equity awards to enable directors, officers, senior and manager-level employees to share in the performance of the Company.
We are committed to a safe workplace for our employees and have implemented health and safety management processes into our operations. In response to the COVID-19 pandemic, we continue to follow the CDC protocol for safe return-to-work for affected employees and remain steadfast in our efforts to keep employees healthy and protected.
Item 1A.    Risk Factors.
Investing in our common stock involves a high degree of risk and there can be no assurance that our future results will meet expectations. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Annual Report on Form 10-K, before purchasing our common stock. If we are unable to successfully address these risks and challenges, our business, financial condition, results of operations, or prospects could be materially and adversely affected. If any of these risks actually occur, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could fall, and you may lose all or part of the money you paid to buy our common stock. It is not possible to predict or identify all such risks; our operations could also be affected by factors, events or uncertainties that are not presently known to us or that we currently do not consider to present significant risks to our operations. Therefore, you should not consider the following risks to be a complete statement of all the potential risks or uncertainties that we face.
RISK FACTOR SUMMARY
•We have limited capital resources and will likely need additional funding to operate and expand our business. If we are unable to raise additional capital on attractive terms, or at all, we may be unable to grow our operations.
•Our A&R Loan Agreement with Innovatus contains certain covenants that could adversely affect our operations and, if an event of default were to occur, we could be forced to repay the outstanding indebtedness sooner than planned and possibly at a time when we do not have sufficient capital to meet this obligation. The occurrence of any of these events could cause a significant adverse impact on our business, prospects and share price.
•Our existing capital resources may not be adequate to finance our operating cash requirements beyond the length of time that we have estimated and additional capital that we may need to operate or expand our business may not be available.
•Our agreement with our largest customer in our concentrates business is set to expire on December 31, 2024 and our inability to negotiate a new agreement would have a material and adverse effect on our financial condition and results of operations.

•Market dynamics in our concentrates business that have resulted in lower volumes could lead to the implementation of cost-saving measures that would have a material and adverse effect on our business.
•We may fail to realize the anticipated benefits of the Evoqua Acquisition, including an improved financial position, and those benefits may take longer to realize than expected.
•Our business is highly regulated, resulting in additional expense and risk of noncompliance that can materially and adversely affect our business, results of operations, financial position and cash flows.
•Our business operations may subject us to numerous commercial disputes, claims, lawsuits and/or investigations.
•Our business could be adversely affected by economic downturns, inflation, increases in interest rates, natural disasters, public health crises, cybercrime, political crises, geopolitical events, such as the crisis in Ukraine and the Middle East, or other macroeconomic conditions, which could have a material and adverse effect on our results of operations and financial condition.
RISKS RELATED TO OUR FINANCIAL POSITION
We have limited capital resources and will likely need additional funding to operate and expand our business. If we are unable to raise additional capital on attractive terms, or at all, we may be unable to sustain our operations.
We have limited capital resources, a cumulative deficit of approximately $397.2 million since inception and we may incur further losses. As of December 31, 2023, we had approximately $10.9 million of cash, cash equivalents and investments available-for-sale, and working capital of $12.1 million. Net cash used in operating activities for the year ended December 31, 2023 was approximately $9.4 million.
In March 2020, we entered into a Loan and Security Agreement (the "Loan Agreement") with Innovatus Life Sciences Lending Fund I, LP, ("Innovatus") to make certain term loans to the Company in the aggregate principal amount of up to $35 million. Net draw down proceeds at closing were approximately $21 million, net of estimated fees and expenses. As of December 31, 2023, $8 million remains drawn under the Loan Agreement. While we expect to have sufficient capital through 12 months from the date of this filing, there is uncertainty beyond that period.
Our ability to fund our planned activities will be dependent upon our ability to restructure our contracts with some of our customers, raise additional capital, control our costs and maintain or increase our gross margin on sales. These factors are subject to significant risks and uncertainties and there can be no assurance that we will be successful in raising additional capital, controlling costs and restructuring our customer relationships. If we are unable to achieve one or all of these objectives, we may be forced to implement further cost-saving measures that could have a negative impact on our activities. If we are unable to increase our revenues and decrease our expenses or raise any required capital, we may be forced to curtail our activities and, ultimately, cease operations. In addition, our day-to-day operations depend in part on the amount of credit our suppliers will extend to us. If we are unable to maintain a favorable financial position, that credit may be curtailed, which could significantly impact our operations. Even if we are able to raise sufficient capital, such financings may only be available on unattractive terms, or result in significant dilution of stockholders’ interests and, in such event, the market price of our common stock may decline.
Our A&R Loan Agreement with Innovatus contains certain covenants that could adversely affect our operations and, if an event of default were to occur, we could be forced to repay the outstanding indebtedness sooner than planned and possibly at a time when we do not have sufficient capital to meet this obligation. The occurrence of any of these events could cause a significant adverse impact on our business, prospects and share price.
Pursuant to the A&R Loan Agreement, we have pledged substantially all of our assets and the assets of our subsidiary, Rockwell Transportation, Inc., and have agreed that we may not sell or assign rights to our patents and other intellectual property without the prior consent of Innovatus. Additionally, the Loan Agreement contains customary representations and warranties and affirmative covenants, subject to customary carve outs, and includes financial covenants related to liquidity and actual hemodialysis products revenue (measured on a biannual basis). The A&R Loan Agreement also contains negative covenants that, among other things, restrict our ability to:
•incur additional indebtedness;
•grant liens;
•make distributions, including dividends;
•enter into a merger or consolidation;
•alter the business of the Company; or
•sell all or a portion of the Company’s property, business or assets.

These terms of the A&R Loan Agreement could prevent us from taking certain actions without the consent of our lenders, which may limit our flexibility in operating our business and our ability to take actions that might be advantageous to us and our stockholders, placing us at a competitive disadvantage compared to our competitors who have less leverage and who therefore may be able to take advantage of opportunities that our leverage prevents us from exploiting. These covenants could also limit our ability to make needed capital expenditures or otherwise conduct necessary or desirable business activities. If we cannot maintain compliance with the covenants under our A&R Loan Agreement, we may trigger an event of default. Our ability to comply with these covenants may be adversely affected by events beyond our control. For example, on November 10, 2022, we entered into the Second Amendment to Loan Agreement under which we (i) prepaid an aggregate principal amount of $5.0 million in outstanding term loans in one installment on November 14, 2022; (ii) agreed to make interest-only payments until September 2023 (at which time we resumed scheduled debt payments) in consideration for certain modifications to the financial covenants under the Loan Agreement. The A&R Loan Agreement provides for us to make interest-only payments for thirty months, or up to thirty-six months if certain conditions are met. The loan will mature on January 1, 2029, unless earlier repaid. The A&R Loan Agreement includes a financial covenant that requires actual consolidated revenue from the sale and supply of hemodialysis products for the trailing six-month period (ended on the date when tested), to be not less than 85.0% of the projections for the same period and, beginning with the quarter ending September 30, 2024, actual consolidated revenue from the sale and supply of hemodialysis products for the trailing six-month period (ended on the date when tested), to be not less than 80.0% of the projections for the same period. The A&R Loan Agreement also includes a liquidity covenant that requires that us to maintain minimum liquidity of the greater of (x) our three-month cash burn or (y) the sum of $1.5 million and the aggregate amount of capital lease payments required to be made during the succeeding 12 months (or during a continuing event of default, the aggregate amount of capital lease payments required to be made during the entire term of such capital leases). Although we are currently in compliance with all reporting and financial covenants, there can be no assurance that we will be able to continue to maintain compliance in the future.
The A&R Loan Agreement also includes customary events of default, including, among other things, a change of control or a failure to comply with certain of the covenants in the A&R Loan Agreement. Upon the occurrence and continuation of an event of default, all amounts due under the A&R Loan Agreement become (in the case of a bankruptcy event), or may become (in the case of all other events of default and at the option of Innovatus), immediately due and payable.
If an event of default under the A&R Loan Agreement should occur, we could be required to immediately repay the outstanding indebtedness. If we are unable to repay this debt, the lenders would be able to foreclose on the secured collateral, including our cash accounts, and take other remedies permitted under the A&R Loan Agreement. Even if we are able to repay the indebtedness on an event of default, the repayment of these sums may significantly reduce our working capital and impair our ability to operate as planned. The occurrence of any of these events could cause a significant adverse impact on our business and financial condition.
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
Our forecast of the period of time through which our existing capital resources will be adequate to support our current operations is a forward-looking statement that involves risks and uncertainties. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include, but are not limited to:
•the extension of the contract with our largest customer in our concentrates business;
•our ability to enter into new contracts and negotiate favorable terms with our customers;
•our ability to increase our prices to keep up with inflation;
•whether we experience significant input costs for, or disruptions to, the manufacturing or distribution of our products;
•whether we expand into new territories; and
•whether we develop and launch new product offerings.
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
Debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business. If our operations require substantial cash resources in the future in excess of our liquid resources on hand and if our cash flows are not sufficient to support financing through unsecured indebtedness, we may not be able to obtain debt financing and our capital financing options may become limited.

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
Market dynamics in our concentrates business have resulted in fluctuating volumes that could lead to the implementation of cost-saving measures that would have a material and adverse effect on our business.
Volumes have fluctuated in our concentrates business, due to the reduction in patient census caused by COVID-19 and cost saving measures by our customers, including switching to single use bicarbonate canisters. If these volumes decrease substantially, we may be forced to consolidate our operations and curtail our activities to lower our fixed costs. While our fixed costs would be reduced by such actions, we may not be able to realize the full amount of that reduction if our variable costs (such as transportation) increase and we are unable to pass along those increases to our customers. In addition, a consolidation or restructuring of our business could lead to significant one-time costs related to exiting operations. Such a consolidation could have a material and adverse effect on our business, financial condition and results of operations.
We may fail to realize the anticipated benefits of the Evoqua Acquisition, including an improved financial position, and those benefits may take longer to realize than expected.
On July 10, 2023, we completed our acquisition of the hemodialysis concentrates assets (the “Evoqua Acquisition”) from Evoqua. Our synergistic goals with regard to the acquisition include an improved financial position, expanded geographic footprint, customer base and product offerings, and increased manufacturing capacity. While we have completed the integration of Evoqua’s former assets, there can be no assurance that we will be able to operate Evoqua’s former product line profitably. In addition, many of the former Evoqua customers that we inherited as a result of the Evoqua Acquisition are not subject to contractual purchasing commitments and may discontinue their business with us as a result of the transition of ownership.
Following the Evoqua Acquisition, the number of our customers is significantly larger than prior to the Evoqua Acquisition. The Company's future success depends, in part, upon our ability to manage this expanded business, which will pose substantial challenges for our management, including challenges related to the management and monitoring of new operations and associated increased costs and complexity. The dedication of management resources to this portion of our business could detract attention from our current day-to-day operations.
Because we have limited financial resources, by investing in the Evoqua Acquisition, we may forgo or delay pursuit of other future opportunities that may have proven to have greater commercial potential. Also, we now possess certain liabilities and obligations, including contractual liabilities and obligations, that were assumed by us upon closing of the Evoqua Acquisition. Further, it is possible that undisclosed, contingent, or other liabilities, problems or obligations may arise in the future of which we were previously unaware. These disclosed and undisclosed liabilities could have an adverse effect on our business, financial condition and results of operations.

These factors, including the failure of the expanded business to perform as expected, could decrease or delay the expected accretive effect of the Evoqua Acquisition, negatively affect our stock price, result in impairment of our intangible assets, and harm our financial condition, results of operations or business prospects. As a result, it cannot be assured that the Evoqua Acquisition will result in the full realization of the benefits anticipated from the Evoqua Acquisition or in the anticipated time frames or at all.
We depend on a third party to manufacture products for the business that was the subject of the Evoqua Acquisition. If this organization is unable or unwilling to manufacture our newly acquired concentrates products, or if the organization fails to comply with applicable regulations or otherwise fails to meet our requirements, our business will be harmed.
We rely on a contract manufacturing organization ("CMO") to manufacture the concentrates products that were the subject of the Evoqua Acquisition. If that CMO is unable to manufacture those products in sufficient quantities and on a consistent basis, or if it becomes unwilling to produce the products for us, we may not be able to fulfill our contractual requirements or sell those products while we look for an alternative. We currently have a single-source supplier, and our supply contract expires at the end of 2024. If we were to experience a supply disruption, it could take an extended period of time to take over the manufacturing ourselves. The manufacturing facilities and processes used by our CMO must be approved by the FDA before the products manufactured by such CMO can be sold. After approval, our CMO must meet certain ongoing regulatory requirements for product testing and stability of commercially marketed products. We do not control the manufacturing processes of our CMO and depend on it to comply with current good manufacturing practices (“cGMP”) and obtain and maintain regulatory approval. If approval for a CMO is not received or ongoing testing does not continue to meet approved standards and approval is withdrawn, the CMO’s production would be delayed or suspended, which could adversely affect our business. If that was to happen, we may be forced to find another capable CMO or take over production ourselves. Any such circumstance could significantly hamper our ability to supply our customers in a timely manner, which may have a material adverse effect on our financial condition and results of operations.
We have been and may continue to be materially and adversely affected by increases in raw material, labor and transportation costs and may be unable to recover certain costs due to provisions in our largest customer contract and other fixed price contracts and we may lose other customers due to price sensitivity.
A significant portion of our costs relates to chemicals and other raw materials and transportation, which such costs are out of our control, and we may not be able to recover a portion of such costs due to provisions in the Products Purchase Agreement with DaVita and other fixed price contracts. The costs of chemicals and other raw materials are subject to price volatility based on supply and demand and are highly influenced by the overall level of economic activity in the United States and abroad. In addition, labor costs have been steadily rising and our manufacturing process is labor intensive, which increases our costs to produce our products.
These costs have tended to rise from year to year and are likely to continue to rise in the future. In the past year, raw materials costs have increased significantly, due to short supply and excess demand. In addition, in many areas, we have a single source of raw materials, which makes us particularly sensitive to cost increases. Transportation also comprises a significant portion of our costs. We have been adversely affected by a general shortage in commercial truckers in the United States and significant increases in labor and fuel costs. In addition, there has, in the past, been a nationwide shortage of diesel fuel in the United States, which we use to run our delivery trucks. Such a shortage, has and in the future may result in an increase in the cost of diesel fuel or lack of availability of diesel fuel and we would need to find another way to deliver our products to clinics. If we are unable to do so, we could be in breach of our contracts. In addition, any increase in the use of third-party freight would significantly increase our costs, which we may not be able to pass on to our customers.
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
We expect that if we continue to be subject to the limitations in the Products Purchase Agreement and other fixed price contracts, the increasing costs and decreasing volumes may continue to negatively impact our profit margins and materially and adversely affect our financial position.
Some of our customers buy products from us on a purchase order basis or pursuant to contracts that allow for price increases at least once per year. In situations where we are able to increase prices to keep up with our costs, we may lose customers if such customers are unwilling to pay higher prices. That would result in lost revenue for the Company and may negatively impact our financial position and results of operations.
A few customers account for a substantial portion of the end user sales of our concentrate products. The loss of any of these customers could materially and adversely affect our business, results of operations, financial position and cash flows.

Sales of our medical device products are highly concentrated among a few customers. One customer accounted for nearly half of our sales in each of the last three years and for a substantial number of the clinics we serve. Due to the composition of Evoqua’s customer portfolio, we experienced further concentration with regard to that customer and an additional customer through the Evoqua Acquisition. The loss of any of these significant customers could materially and adversely affect our business, results of operations, financial position and cash flows.
Unfavorable weather, economic conditions or supply shortages could materially and adversely affect our business, financial condition or results of operations.
Our results of operations could be materially and adversely affected by general weather conditions, as well as conditions in the United States and global economy and in the global financial markets. A severe weather or other geological event in our locations or those of our suppliers, or prolonged economic downturn or persistent inflation have and could continue to result in a variety of risks to our business, including our ability to recover our costs or to raise additional capital when needed on acceptable terms, if at all. In addition, weather-related events may jeopardize our ability to deliver our products as required by our contracts. For example, in 2023, winter storms led to delays in our operations, particularly in the transportation division as equipment froze and roads became impassible. A weak or declining United States or global economy could also strain our suppliers, possibly resulting in supply disruption. In addition, due to macro-economic conditions in the global economy (including inflation), there have been shortages in raw materials, parts and fuel that we need to run our business. For example, from time to time, our suppliers have experienced shortages in bicarbonate and acid, which are components of our dialysis concentrates, and parts needed for our equipment to make certain of our products. Diesel fuel has also been in short supply in the United States at times and our delivery trucks run on diesel. While we have been able to minimize the impact of these disruptions to date, there can be no assurance that will continue. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
We face competition in the concentrates market and have a large competitor with substantial resources.
The primary competitor in the market for our concentrates products is Fresenius, a large, diversified company which has financial, technical, manufacturing, marketing, research and management resources substantially greater than ours. We may not be able to successfully compete with Fresenius. Fresenius has historically used product bundling and low pricing as a competitive strategy to capture market share of concentrates products. We may be at a disadvantage in competing against these strategies to sell concentrates products. Furthermore, Fresenius is vertically integrated and is the largest provider of dialysis services in the United States, treating approximately 37% of all U.S. in-center hemodialysis patients through its clinics. Fresenius has routinely acquired our customers, and it may acquire more of our customers in the future. In addition to Fresenius, we are aware of other large manufacturers potentially looking to increase their market share of the domestic concentrates market, which, if successful, could have an impact upon our profitability.
Our production and other processes are largely manual, which introduces risk of error and may result in rising production costs.
The production of our hemodialysis concentrates products is largely manual and involves considerable unskilled labor. The manual nature of production can introduce the risk of error. In addition, manual processes involving high amounts of labor can result in significant production costs. Many of our products are “made to order,” which can further increase production costs as we have to frequently change production runs. Unless we are able to automate our production processes, our costs may continue to increase and we may be unable to recover those rising costs or may lose customers altogether, which could negatively impact on our financial position.
Our business depends on government funding of health care, and changes could impact our ability to be paid in full for our products, increase prices or cause consolidation in the dialysis provider market.
Medicare and Medicaid fund the majority of dialysis costs in the United States. Many dialysis providers receive most of their funding from the government and are supplemented by payments from private health care insurers. These providers depend on Medicare and Medicaid funding to be viable businesses. Changes to health insurance and reimbursement by Congress may have a negative impact on Medicare and Medicaid funding and on reimbursement protocols. If Medicare and Medicaid funding were to materially decrease, dialysis providers would be severely impacted, increasing our risk of not being paid in full. An increase in our exposure to uncollectible accounts could have a material adverse effect on our business, results of operations, financial position and cash flows.
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
Our medical device products are life sustaining and any failure to supply them to our customers and resulting scrutiny related to such circumstances could negatively impact our reputation and stock price.
Our hemodialysis concentrates products are critical to sustain the lives of patients who need them. Routine business actions we take under our contractual arrangements with purchasers or individual clinics, such as price increases or discontinuation of supply to customers who fail to pay us on time or at all, could mean that our customers may need to find alternative sources of supply and may not be able to serve their patients. This may result in increased governmental or other scrutiny on our business. Such actions could also result in reputational harm to us and have a negative impact on our stock price.
We may not be successful in expanding our business or in our business development efforts related to in-licensing, acquisitions or other business collaborations. Even if we are able to enter into business development arrangements, they could have a negative impact on our business and our profitability.
In addition to the Evoqua Acquisition, we may seek to make further acquisitions or enter into business development arrangements in our concentrates business to expand our customer base or geographic footprint. In addition, as part of our business strategy, we may seek to acquire or in-license products or product candidates that we believe are a complementary fit with our business, as well as other product or product candidates that we believe have substantial development potential. We may not be able to identify such opportunities. If we do, the negotiation of such arrangements can be a lengthy, complex and expensive process and there can be no assurance that any such negotiations will be completed on a timely basis or at all or result in an arrangement that will enable us to effectively integrate, develop and launch such products or product candidates effectively.
In addition, the market potential for new products or product candidates is highly uncertain and evaluation of such potential requires significant judgment and assumptions. There is a significant risk that any new product may not be able to be brought to market as profitably as expected or at all. If the results of any new product initiative are materially worse than expected, it could have a material adverse effect on our business, results of operations, financial position and cash flows.
Our international partnerships for Triferic involve risks that may materially impact those international relationships or our business generally.
We have international partnerships for Triferic that require us to supply the drug product to be marketed and sold in foreign countries. We may not be able to obtain the raw materials or packaging components we need to supply our international partners, or the price of such materials or components may rise significantly, for a variety of reasons, including but not limited to a business interruption, increased costs of raw materials, a failure of a supplier to comply with cGMP standards, which could result in quality or product failures, adulteration, contamination and/or recall and other factors beyond our control.
If we are unable to obtain our raw materials and packaging components and are not able to establish alternative supply sources, or if the prices for such items increase substantially, our CMOs may not be able to produce the desired quantities of our drug products for our international partners and our relationships may be materially adversely affected.
In addition, the third parties that we depend on to manufacture Triferic for our international partners may be unable or unwilling to manufacture our drug products, which could also harm our relationships with those partners. For Triferic (dialysate) and Triferic AVNU, we have a single-source finished goods supplier and do not have a long-term supply contract. If we were to experience a supply disruption, it could take an extended period of time to find and qualify an alternate supplier. The manufacturing facilities and processes used by our CMOs must be approved by the FDA and foreign regulators, where applicable, before the drug products manufactured by such CMOs can be sold. After approval, CMOs must meet certain ongoing regulatory requirements for product testing and stability of commercially marketed products. We do not control the manufacturing processes of our CMOs and depend on them to comply with cGMP, and obtain and maintain regulatory approval. If approval for a CMO is not received or ongoing testing does not continue to meet approved standards and approval is withdrawn, the CMO’s production would be delayed or suspended, which could adversely affect our international partners’ Triferic commercialization efforts.
Finally, we may be subject to additional risks due to Triferic being approved and marketed outside of the United States, including:
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
•compliance with anti-corruption laws, including the Foreign Corrupt Practices Act (the “FCPA”);
•foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country; and
•business interruptions resulting from disease outbreaks, including pandemics, geopolitical actions, including war and terrorism, or natural disasters, including earthquakes, typhoons, floods and fires.
If we do not successfully manage these risks, our prospects related to marketing Triferic outside the United States by our international partners could suffer.
We have in-licensed rights to certain patents that cover Triferic. If we fail to remain in compliance with these license agreements, we could forfeit the rights to these patents, which could negatively impact our partners' ability to commercialize our products and result in our noncompliance with those partnership agreements.
We have acquired rights to certain patents under license agreements, including from an affiliate of Dr. Ajay Gupta, our former Chief Scientific Officer. These in-licensed patents, if granted, cover Triferic AVNU and have other claims that could cover Triferic. If we fail to remain in compliance with the terms of these license agreements, including due diligence obligations relating to our efforts to develop and commercialize licensed products in certain markets, we could be found to be in breach of these license agreements. If this was to happen, the licensor could terminate the license agreement in certain circumstances, causing us to forfeit our rights to the licensed patents. This could cause us to lose the ability to sell certain products, including Triferic and Triferic AVNU, and could potentially subject us to expensive and protracted litigation. Such an event would also result in our failure to comply with our distribution agreements with our international partners. Any of these occurrences could significantly harm our results of operations.
Our business and operations would suffer in the event of a security breach, system failure, invasion, corruption, destruction or interruption of our or our business partners’ critical information technology systems or infrastructure.
In the ordinary course of business, we and our business partners store sensitive data, including intellectual property and proprietary information related to our business, our customers and our business partners, on our information technology systems. Despite the implementation of security measures, these systems are vulnerable to damage from computer viruses, unauthorized access, cyber-attacks, natural disasters, terrorism, war and telecommunication, electrical and other system failures due to employee error, malfeasance or other disruptions. We could experience a business interruption, monetary loss, intentional theft of confidential information or reputational damage, including damage to key customer and partner relationships, from system failures, espionage attacks, malware, ransomware or other cyber-attacks. Such cyber-security breaches may compromise our system infrastructure or lead to data leakage, either internally or at our contractors or consultants. The risk of a security breach or disruption, particularly through cyber-attacks, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. From time to time, we are subject to phishing attempts. In the fourth quarter of 2023, we discovered a business email compromise caused by phishing. We do not believe that it had a material adverse effect on our business. We implemented remedial measures promptly following this incident; however, we cannot guarantee that those remedial measures will prevent additional related, as well as unrelated, incidents.
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
We use hazardous materials, which could be dangerous to human health and safety or the environment. Our operations also produce hazardous waste products. Federal, state and local laws and regulations govern the use, generation, manufacture, storage, handling and disposal of these materials and wastes. Compliance with applicable environmental laws and regulations may be expensive, and current or future environmental laws and regulations may impair the operation of our business and any development or expansion efforts.
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

RISKS RELATED TO LEGAL AND REGULATORY

Our business is highly regulated, resulting in additional expense and risk of noncompliance that can materially and adversely affect our business, results of operations, financial position and cash flows.

Our business is highly regulated. The testing, manufacture, sale and delivery of the products we manufacture directly or through third party CMOs are subject to extensive regulation by the FDA and by other federal, state and foreign authorities, including, with respect to our transportation operations, the U.S. Department of Transportation. Before medical devices, such as our concentrate products, can be commercially marketed in the United States, the FDA must give either premarket approval or 510(k) clearance. After a product is approved, regulatory authorities may impose significant restrictions on a product’s indicated uses or marketing or requirements for potentially costly post-marketing studies. In addition, manufacturers and their facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to current cGMP and applicable state laws. As such, we and our CMOs are subject to continual review and periodic inspections to assess compliance with cGMP and state laws. For example, in 2023, the FDA conducted a routine GMP inspection of one of our manufacturing facilities and issued Form FDA-483 report with one observation. The Company performed corrective actions and resolved the issue. While the finding was not serious, management time and effort was expended for the correction. Accordingly, we and our partners must continue to expend time, money and effort in all areas to achieve and maintain regulatory compliance. We are also required to report certain adverse reactions and production problems, if any, to applicable regulatory authorities.
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
Our failure to comply with applicable regulations could also result in product liability litigation against us. In addition, our failure to comply with applicable regulations with respect to our concentrates products could constitute a breach of our Products Purchase Agreement, providing DaVita with various remedies that would be material and adverse to us. Moreover, changes in applicable regulatory requirements could significantly increase the costs of our operations, which we may not be able to recover under our fixed price contracts.
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
We have in the past been subject to litigation and it is possible that legal proceedings could be brought against us in the future based upon decisions we make regarding our strategy or otherwise. Litigation can be costly and time-consuming, and the results of complex legal proceedings are difficult to predict. These lawsuits assert types of claims that, if resolved against us, could give rise to substantial damages, and an unfavorable outcome or settlement of these lawsuits, or any future lawsuits, could have a material adverse effect on our business, financial condition, results of operations and/or stock price. Even if any future lawsuits are not resolved against us, the costs of defending such lawsuits may be material to our business and our operations. Moreover, these lawsuits may divert our Board and our management’s attention from the operation of our business.
Our products may have or have had undesirable side effects, and our product liability insurance may not be sufficient to protect us from material liability or harm to our business.
We sell hemodialysis concentrates that are used in dialysis procedures in the United States and foreign countries. In addition, prior to its discontinuation, we marketed and sold Triferic in the United States for four years and prior to that, engaged in clinical trials to support the submission of the NDA for approval. Our international partners continue to market and sell Triferic in foreign countries. If patients experience side effects from the use of our hemodialysis concentrates or from Triferic and the statutes of limitation and repose have not expired, such side effects may result in litigation against us by private litigants.
Although we maintain product liability insurance, we cannot be sure that such insurance would be sufficient to protect us against liabilities associated with any of these events in view of our expanding business or otherwise, or that such insurance will remain available at economical levels. We may have significant legal expenses that are not covered by insurance. In addition, our reputation could be damaged by such sanctions or product liability litigation and that could harm our business reputation and marketing ability. Any such sanctions or litigation could also hurt our ability to retain product liability insurance or make such insurance more expensive. In any such event, our business, results of operations, financial position and cash flows could be materially adversely affected.
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
As is common in the medical device, biotechnology and pharmaceutical industry, we engage the services of consultants to assist us in the development of our products. Many of these consultants were previously employed at, may have previously been, or are currently providing consulting services to, other biotechnology or pharmaceutical companies, including our competitors or potential competitors. As such, the Company advises consultants not to disclose, or use trade secrets, or proprietary information of their former employers or their former or current customers. Although no claims against us are currently pending, we may be subject to claims that these consultants or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers or their former or current customers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management and day-to-day business operations.
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
We were subjected to a proxy contest at our 2017 Annual Meeting of Stockholders, which resulted in the negotiation of changes to the Board and the incurrence of substantial costs. A future proxy contest would require us to incur significant legal fees and proxy solicitation expenses and require significant time and attention by management and the Board. The potential of a proxy contest could interfere with our ability to execute our strategic plan, give rise to perceived uncertainties as to our future direction, adversely affect our relationships with customers, suppliers, investors, prospective and current team members and others, result in the loss of potential business opportunities or make it more difficult to attract and retain qualified personnel, any of which could materially and adversely affect our business and operating results.
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
•issues in manufacturing our products;

•the initiation of, material developments in, or conclusion of litigation to enforce or defend any of our intellectual property rights or defend against the intellectual property rights of others; and
•the introduction of technological innovations or new therapies that compete with our products.
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
Any future sales by us of substantial amounts of our common stock, or the possibility of such sales, could adversely affect the market price of our common stock and also impair our ability to raise capital through an offering of our equity securities in the future. In the future, we may issue additional shares or warrants in connection with investments or for other purposes considered advisable by our Board. Any substantial sale of our common stock may have an adverse effect on the market price of our common stock and may dilute the economic value and voting rights of existing stockholders.
In addition, as of December 31, 2023, there were 361,531 shares issuable upon the exercise of then-outstanding and exercisable stock options, 967,090 shares issuable upon the exercise of then-outstanding stock options that were not yet exercisable, and 3,793,000 shares issuable upon the exercise of then-outstanding and exercisable warrants. The market price of the common stock may be depressed by the potential exercise of these options and warrants and the sale of the underlying common stock. The holders of these options and warrants are likely to exercise them when we would otherwise be able to obtain additional capital on more favorable terms than those provided by the options and warrants.
We may fail to qualify for continued listing on Nasdaq, which could make it more difficult for our stockholders to sell their shares.
We are required to satisfy the continued listing requirements of Nasdaq to maintain such listing, including, among other things, the maintenance of a minimum closing bid price of $1.00 per share. In 2021, we received a notice from Nasdaq that we were not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5450(a)(1) for continued listing on The Nasdaq Global Market and were unable to regain compliance in the time allotted by Nasdaq. As a result, we moved our listing to The Nasdaq Capital Market and effected an 11-for-1 reverse stock split in May 2022 to regain compliance. While we have been in compliance with the minimum closing bid price requirement since that time, there can be no assurance that we will be able to maintain compliance with the minimum bid price requirement going forward.
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
The trading market for our common stock may be impacted by the availability or lack of research and reports that third-party industry or financial analysts publish about us. There are many large, publicly traded companies active in the medical device and biopharmaceutical industry, which may mean it will be less likely that we receive widespread analyst coverage.
Furthermore, if one or more of the analysts who do cover us downgrade our stock, our stock price would likely decline. If we do not receive adequate coverage by reputable analysts that have an understanding of our business and industry, we could fail to achieve visibility in the market, which in turn could cause our stock price to decline.
GENERAL RISK FACTORS
Our business could be adversely affected by economic downturns, inflation, increases in interest rates, natural disasters, public health crises, political crises, geopolitical events, such as the crisis in Ukraine and the Middle East, or other macroeconomic conditions, which could have a material and adverse effect on our results of operations and financial condition.
The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, higher interest rates, and uncertainty about economic stability. The Federal Reserve has raised interest rates multiple times in response to concerns about inflation and it may raise them again. Higher interest rates, coupled with reduced government spending and volatility in financial markets, may increase economic uncertainty and affect consumer spending. Similarly, the ongoing military conflict between Russia and Ukraine and the conflict in the Middle East have created extreme volatility in the global capital markets and may have further global economic consequences, including disruptions of the global supply chain. Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more costly, more dilutive, or more difficult to obtain in a timely manner or on favorable terms, if at all. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs.
We have experienced and may in the future experience disruptions as a result of such macroeconomic conditions and the occurrence of natural disasters and public health crises, including delays or difficulties in manufacturing sufficient quantities of materials. If we fail to maintain inventory or deliver product as a result of such delays or difficulties, we could breach the requirement in our Products Purchase Agreement with DaVita to maintain safety stock and maintain transportation and other services, which would allow DaVita to exercise various remedies under such agreement. Any one or a combination of these events could have a material and adverse effect on our results of operations and financial condition.
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
Our certificate of incorporation and bylaws could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. These provisions could delay or prevent a change in control of the company and could limit the price that investors might be willing to pay in the future for shares of our common stock. These provisions, among other things:
•establish a staggered Board divided into three classes serving staggered three-year terms, such that not all members of the board will be elected at one time;
•authorize our Board to issue new series of preferred stock without stockholder approval and create, subject to applicable law, a series of preferred stock with preferential rights to dividends or our assets upon liquidation, or with superior voting rights to our existing common stock;
•disallow our stockholders to fill vacancies on our board;

•establish advance notice requirements for nominations for election to our Board or for proposing matters that can be acted upon by stockholders at our annual stockholder meetings;
•permit our Board to establish the number of directors between three and fifteen;
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
We elected in our certificate of incorporation to not be subject to the provisions of Section 203 of the Delaware General Corporation Law (“Section 203”). In general, Section 203 prohibits a publicly held Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A “business combination” includes a merger, asset sale or other transaction resulting in a financial benefit to the interested stockholder. An “interested stockholder” is a person who, together with affiliates and associates, owns (or, in certain cases, within three years prior, did own) 15% or more of the corporation’s voting stock. This may make us more vulnerable to takeovers that are completed without the approval of our Board and/or without giving us the ability to prohibit or delay such takeovers as effectively.
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
Item 1B.    Unresolved Staff Comments.
Not applicable.
Item 1C.    Cybersecurity.
We believe we maintain an information technology and security program appropriate for a company our size, taking into account our operations and risks. The Company recognizes the critical importance of maintaining the trust and confidence of our investors, employees, customers and vendors. The Company's cybersecurity policies and processes are integrated into the Company's enterprise risk management program and are informed by recognized frameworks established by the National Institute of Standards and Technology, and other applicable industry standards.
In the ordinary course of our business, we collect, use, store, and transmit digitally confidential, sensitive, proprietary, and personal information. The secure maintenance of this information and our information technology systems is important to our operations and business strategy. To this end, we have implemented processes designed to assess, identify, and manage risks from potential unauthorized occurrences on or through our information technology systems that may result in adverse effects on the confidentiality, integrity, and availability of these systems and the data residing therein. These processes are managed and monitored by an outside information technology vendor in cooperation with our information technology consultant, under the supervision of our Chief Corporate Affairs Officer, and include mechanisms, controls, technologies, systems, and other processes designed to prevent or mitigate data loss, theft, misuse, or other security incidents or vulnerabilities affecting the data and maintain a stable and secure information technology environment. For example, we conduct ongoing monitoring of critical systems for any compromised or potentially compromised accounts. We conduct regular trainings on cyber and information security, along with phishing simulations, among other topics. We conduct security audits and ongoing risk assessments, including due diligence on our key technology vendors, and other contractors and suppliers. In addition, we consult with our outside information technology vendor and our information technology consultant on a regular basis to assist with assessing, identifying, and managing cybersecurity risks, including to anticipate future threats and trends, and their impact on the Company’s risk environment.
Our Chief Corporate Affairs Officer, who reports directly to the Chief Executive Officer, and our IT Consultant, who has three decades of experience managing and leading cybersecurity oversight, together with our other executive officers, are responsible for assessing and managing cybersecurity risks. The Company’s executive officers each hold undergraduate and graduate degrees in their respective fields and have extensive experiencing managing risks at the Company and at similar companies, including risks arising from cybersecurity threats. In the last fiscal year, we have not identified any risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. If we were to experience a material cybersecurity incident in the future, such incidents are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For more information regarding cybersecurity risks that we face and potential impacts on our business related thereto, see the risk factor titled, “Our business and operations would suffer in the event of a security breach, system failure, invasion, corruption, destruction or interruption of our or our business partners’ critical information technology systems or infrastructure.”
The Company's Board of Directors, as a whole and at the committee level, has oversight for the most significant risks facing us and for our processes to identify, prioritize, assess, manage, and mitigate those risks. The Audit Committee, which is composed solely of independent directors, has been designated by our Board to oversee cybersecurity risks. The Audit Committee and the Board receive updates on cybersecurity and information technology matters and related risk exposures from our Chief Corporate Affairs Officer, as well as our other executive officers. The Board also receives updates from the Company's management on cybersecurity risks on at least an annual basis.
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
We use each of our facilities to manufacture and warehouse our products. All such facilities and their contents are covered under various insurance policies which management believes provide adequate coverage. We use the office space in Wixom, Michigan as our principal administrative office. We believe that our existing leased properties are adequate and suitable for the conduct of our business and that our capital resources are sufficient to purchase, lease or construct any additional facilities required to meet our expected long-term growth needs. We expect that we may need additional manufacturing capacity and distribution facilities to meet our business requirements and anticipate they will be available on commercially available terms.
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
Holders
As of February 29, 2024, there were 37 holders of record of our common stock.
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
Rockwell provides the hemodialysis community with products controlled by a Quality Management System regulated by the U.S. Food and Drug Administration ("FDA"). Rockwell is ISO 13485 Certified and adheres to current Good Manufacturing Practices ("cGMP") and Association for Advancement of Medical Instrumentation ("AAMI") standards. Rockwell manufactures hemodialysis concentrates at its facilities in Michigan, South Carolina, and Texas totaling approximately 175,000 square feet, and manufactures its dry acid concentrate mixers at its facility in Iowa. In addition, the Company manufactures the former Evoqua product line in Minnesota under a contract manufacturing agreement with a contract manufacturing organization. (See Note 4 of the accompanying consolidated financial statements for further detail). On February 12, 2024, the Company entered into an amendment to its contract manufacturing agreement to extend the term to December 31, 2024. The Company plans to transfer the manufacturing of the former Evoqua product line to one of its own manufacturing facilities by the end of 2024, which the Company believes will reduce production costs for these products. Rockwell delivers the majority of its hemodialysis concentrates products and mixers to dialysis clinics throughout the United States and internationally utilizing its own delivery trucks and third-party carriers. Rockwell has developed a core expertise in manufacturing and delivering hemodialysis concentrates, and has built a longstanding reputation for reliability, quality, and excellent customer service.
On July 10, 2023, the Company executed and consummated the transactions contemplated by the Evoqua Acquisition. Subject to the terms and conditions of the Purchase Agreement, at the Closing, the Company purchased customer relationships, equipment and inventory from Evoqua, which were related to manufacturing and selling of hemodialysis concentrates products, all of which are manufactured under a contract manufacturing agreement with a third-party organization. Total consideration was $17.4 million, comprising a cash payment at Closing of $12.4 million (inclusive of transaction costs) and two $2.5 million deferred payments, the first to be paid on the first anniversary and the second to be paid on the second anniversary of the Closing. See Note 4 for further detail.

On August 7, 2023, Rockwell was informed by Wanbang, the Company’s commercialization partner in China for Triferic, that the main efficacy results of Wanbang’s clinical trial for Triferic (dialysate) compared with placebo were not obtained and Wanbang will not will not bring the product forward to registration. As a result, the remaining $2.1 million of deferred license revenue was recorded into revenue, and the related portion of long-term inventory of $1.1 million was reserved for.
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
Additionally, during the year ended December 31, 2023, Rockwell entered into several long-term product purchase agreements, which include supply and purchasing commitments from certain parties. These agreements include the largest non-profit dialysis provider in the United States; Concerto Renal Services, the largest provider of dialysis in skilled nursing facilities in the United States; Sanderling Renal Services, Inc., a full-service provider of in-center, home dialysis and renal telemedicine services focusing on patients in rural and underserved communities across the United States; Centers for Dialysis Care, the largest non-profit, independent outpatient dialysis provider in Northeast Ohio; Houston Methodist, a leading health system and academic medical center; Dialyze Direct, a leading provider of home dialysis services in the skilled nursing facility setting; and Outset Medical (Nasdaq:OM), a medical technology company pioneering a first-of-its-kind technology to reduce the cost and complexity of dialysis with its Tablo® Hemodialysis System, which is FDA-cleared for use from the hospital to the home.
On January 2, 2024, the Company's Loan Agreement was amended to include, among other things, an interest-only period for 30 months, or up to 36 months if certain conditions are met, and extend the maturity date to January 1, 2029. (See Note 19 for further detail).
Results of Operations
The following table summarizes our operating results for the periods presented below (dollars in thousands):

	For the Year Ended December 31,
	2023	% of Revenue	2022	% of Revenue	% Change
Net Sales	$83,612		$72,810		14.8%
Cost of Sales	74,908	89.6%	68,733	94.4%	9.0%
Gross Profit	8,704	10.4%	4,077	5.6%	113.5%

Research and Product Development	1,107	1.3%	3,119	4.3%	(64.5)%
Selling and Marketing	2,125	2.5%	2,094	2.9%	1.5%
General and Administrative	12,142	14.5%	15,644	21.5%	(22.4)%
Operating Loss	$(6,670)	(8.0)%	$(16,780)	(23.0)%	(60.3)%

Net Sales
During the year ended December 31, 2023, our net sales were $83.6 million compared to net sales of $72.8 million during the year ended December 31, 2022. Net sales of hemodialysis concentrates to dialysis providers and distributors in the

United States and abroad were $81.3 million for the year ended December 31, 2023 compared to $71.7 million for the year ended December 31, 2022. Net sales of Triferic (dialysate) were $2.3 million and $1.2 million for the years ended December 31, 2023 and 2022, respectively. The increase in net sales of Triferic (dialysate) was due to Wanbang's decision to not bring the product forward to registration. The increase of $10.8 million in net sales is primarily due to the restructuring of our products purchase agreement with DaVita, the reacquired rights to commercialize and distribute our products, the asset acquisition of Evoqua, onboarding of new customers and increased pricing to other customers. During 2022, the Company made a strategic decision to discontinue its NDAs for Triferic and Triferic AVNU in the United States.

Cost of Sales and Gross Profit

Cost of sales during the year ended December 31, 2023 was $74.9 million, resulting in gross profit of $8.7 million, compared to cost of sales of $68.7 million and a gross profit of $4.1 million during the year ended December 31, 2022. Gross profit increased by $4.6 million during the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to the restructuring of our supply contract with DaVita in 2022, lower distribution costs, onboarding of new customers, increased pricing to other customers and net impact of recording the remaining deferred license revenue associated with Wanbang and the associated inventory reserve as described above.

Research and Product Development Expense

Research and product development expenses were $1.1 million for the year ended December 31, 2023 compared with $3.1 million during the year ended December 31, 2022. The decrease of $2.0 million is due to a reduction in wages and project costs resulting from the decision to pause all research related to our FPC for Home Infusion program. Approximately 37% of research and development expenses for the year ended December 31, 2023 were comprised of severance costs.

Selling and Marketing Expense

Selling and marketing expenses were $2.1 million during the year ended December 31, 2023 compared with $2.1 million during the year ended December 31, 2022. We continue to evaluate marketing spend and focus on target opportunities for greater return on investments.

General and Administrative Expense

General and administrative expenses were $12.1 million during the year ended December 31, 2023 compared with $15.6 million during the year ended December 31, 2022. The $3.5 million decrease was driven primarily by a reduction in wages and incentive compensation of $0.9 million, legal costs of $0.9 million, insurance costs of $0.9 million, and FDA fees relating to approved products of $0.9 million.

Other Expense

    Total other expense for the years ended December 31, 2023 and December 31, 2022 was $1.8 million and $1.9 million, respectively, which was primarily related to interest expense incurred on our debt facility of $2.3 million and $1.9 million for the years ended December 31, 2023 and December 31, 2022, respectively. See Note 17 to the consolidated financial statements for more information on our debt facility.
Liquidity and Capital Resources
Since inception, we have incurred significant net losses and have funded our operations primarily through revenue from commercial products, proceeds from the issuance of debt and equity securities and payments from partnerships. At December 31, 2023, we had an accumulated deficit of approximately $397.2 million and stockholders’ equity of $21.3 million. As of December 31, 2023, we had approximately $10.9 million of cash, cash equivalents and investments available-for-sale, and working capital of $12.1 million. Net cash used in operating activities for the year ended December 31, 2023 was approximately $9.4 million.
On July 10, 2023, Armistice Capital Master Fund Ltd. (“Armistice”) exercised its warrant to purchase 9,900,990 shares of common stock with an exercise price of $1.39 per share (the "Prior Warrant") and the Company received gross proceeds of approximately $13.8 million (See Note 12 to the consolidated financial statements included elsewhere in this Form 10-K).

On July 10, 2023, the Company completed the Evoqua Acquisition. Total consideration was $17.4 million, comprising a cash payment at Closing of $12.4 million (inclusive of transaction costs) and two $2.5 million deferred payments, the first to be paid on the first anniversary and the second to be paid on the second anniversary of the Closing. See Note 4 to the consolidated financial statements for further detail.
During the year ended December 31, 2023, the Company continued to experience inflationary pressures in its dialysis concentrates business, which has resulted in operating losses associated with this business line. As a result of these inflationary pressures, and in light of the fact that the Company's concentrates business operated at a loss in 2022, the Company sought to renegotiate certain terms of its supply contracts with the Company’s two largest customers in an effort to allow the Company to stabilize its concentrates business.
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
Management evaluated it's going concern by reviewing the Company's operational plans, which include executing on the projected financial information, including price increases, acquisition of new customers, projected growth of margins and cost containment activities. Based on the currently available working capital and expectation of the ability of management to execute on the Company's operational plans noted above, management believes the Company currently has sufficient funds to meet its operating requirements for at least the next twelve months from the date of the filing of this report. Additionally, the Company's plans include raising capital, if needed, by using the $11 million remaining on its ATM facility or other methods or forms of financings, subject to existing limitations.
In 2023, the Company was no longer subject to the "baby shelf" limitations under Form S-3, which limit the amount the Company may offer pursuant to its registration statement on Form S-3.
The Company is subject to certain covenants and cure provisions under its Loan Agreement with Innovatus. As of December 31, 2023, the Company is in compliance with all covenants (See Note 17 to the consolidated financial statements included elsewhere in this Form 10-K for more information on our debt facility).

Global Economic Considerations

The global macroeconomic environment is uncertain, and could be negatively affected by, among other things, increased U.S. trade tariffs and trade disputes with other countries, instability in the global capital and credit markets, supply chain weaknesses, and instability in the geopolitical environment, including as a result of the Russian invasion of Ukraine, the Israel-Hamas conflict and other political tensions, and the occurrence of natural disasters and public health crises. Such challenges have caused, and may continue to cause, recession fears, rising interest rates, foreign exchange volatility and inflationary pressures. At this time, we are unable to quantify the potential effects of this economic instability on our future operations.
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
Cash Used in Operating Activities

Net cash used in operating activities was $9.4 million for the year ended December 31, 2023. The net loss for this period was less than net cash used in operating activities by $1.0 million, which was primarily attributable to increases of non-cash expenses of $6.3 million, consisting primarily of $2.0 million of changes to the right to use assets, $1.4 million of depreciation and amortization, $1.1 million of inventory reserves, $0.9 million of stock-based compensation, $1.1 million of debt financing cost amortization and accretion of discount and premium, and a $7.2 million net change in assets and liabilities.
Net cash used in operating activities was $16.9 million for the year ended December 31, 2022. The net loss for this period was higher than net cash used in operating activities by $1.8 million, which was primarily attributable to non-cash expenses of $3.9 million, consisting primarily of $2.0 million of amortization of the right to use assets, $0.6 million of depreciation and amortization, $0.6 million of inventory reserves, $0.4 million of debt financing cost amortization and accretion of discount, $0.3 million of stock-based compensation, and a $2.1 million net change in assets and liabilities.
Cash Used in Investing Activities

Net cash used in investing activities was $3.0 million during the year ended December 31, 2023. The net cash used was primarily due to the $12.4 million of cash paid in connection with the Evoqua acquisition, $5.7 million in purchases of our available-for-sale investments and $0.3 million for the purchase of equipment, offset by proceeds from the sale of our available-for-sale investments of $15.3 million.
Net cash used in investing activities was $2.4 million during the year ended December 31, 2022. The net cash used was primarily due to the purchase of investments available-for-sale of $21.3 million, offset by $19.2 million sale of our available-for-sale investments and $0.3 million for the purchase of equipment.
Cash Provided by Financing Activities

    Net cash provided by financing activities was $11.3 million during the year ended December 31, 2023. The net cash provided by financing activities was primarily due to the net proceeds from issuance of equity securities of $14.9 million, primarily comprised of gross proceeds from the issuance of common stock of $13.8 million in connection with Armistice's exercise of the Prior Warrant, offset by payments on the Company's debt, short term note payable, and financing leases which aggregated $3.5 million during the year ended December 31, 2023.

    Net cash provided by financing activities was $16.2 million during the year ended December 31, 2022. The net cash provided by financing activities was primarily due to net proceeds from issuance of equity securities of $29.8 million offset by payments on the Company's debt and short term note payable of $13.2 million.
Contractual Obligations and Other Commitments
We generally expect to satisfy our material cash requirements, including contractual obligations and commitments, with cash on hand and cash provided by operating activities. See Notes 14, 15, 16, and 17 to the consolidated financial statements included elsewhere in this Form 10-K for additional disclosures.
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
Fair Value Measurements

Nonrecurring Valuations. The assets acquired through the Evoqua Acquisition were recorded at relative fair value, which required the determination of the fair values of assets acquired as of the acquisition date. In making these fair value determinations, we were required to make estimates and assumptions that affected the recorded amounts, including, but not limited to, (i) for the customer relationships intangible asset, expected future cash flows, discount rates and remaining useful life and (ii) for the equipment, replacement cost. To assist us in making these fair value determinations, we engaged third-party valuation specialists. Our estimates of fair value are based upon assumptions we believe to be reasonable, but which are inherently uncertain.
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
Deferred License Revenue - Upfront fees received under distribution and license agreements have been deferred as a contract liability. For all existing distribution and license agreements, the distribution and license agreement is not a distinct performance obligation from the underlying product sales. In instances where regulatory approval of the product has not been established and we do not have sufficient experience with the foreign regulatory body to conclude that regulatory approval is probable, the revenue for the performance obligation is recognized over the term of the license agreement (over time recognition). Conversely, when regulatory approval already exists or is probable, revenue is recognized at the point in time that the estimated product sales under the agreement occur.
Accounts Receivable
Accounts receivable are stated at invoice amounts. The carrying amount of trade accounts receivable is reduced by an allowance for doubtful accounts that reflects our best estimate of accounts that may not be collected. The Company reviews outstanding trade accounts receivable balances and based on its assessment of expected collections, the Company estimates the portion, if any, of the balance that may not be collected based on future forecasts, historical loss information, and current economic conditions. All accounts or portions thereof deemed to be uncollectible are written off to the allowance for credit losses and credit loss expense.
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
Impairment of Long-lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Impairment losses on long-lived assets, such as real estate and equipment and definite-lived intangible assets, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. For the years ended December 31, 2023 and 2022, there were no impairments of long-lived assets.
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
Definite-lived intangible assets consist of our customer relationships intangible asset recorded in connection with the Evoqua Acquisition, which is being amortized over 20 years.
Stock-Based Compensation
The Company expenses stock-based compensation to employees over the requisite service period based on the estimated grant-date fair value of the awards. For stock-based compensation awards to non-employees, the Company re-measures the fair value of the non-employee awards at each reporting period prior to vesting and finally at the vesting date of the award. Changes in the estimated fair value of these non-employee awards are recognized as compensation expense in the period of change. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. For the years ended December 31, 2023 and 2022, the Company recorded stock-based compensation expense on its options granted under the Company’s equity compensation plans to its directors and officers, and its employees.
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

    Under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023. Additionally, the Company’s management, including the Chief Executive Officer, has concluded that the consolidated financial statements included in this Annual Report are fairly stated, in all material respects, in accordance with generally accepting accounting principles in the United States for each of the periods presented herein.
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
Under the supervision and with the participation of our Chief Executive Officer, our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023. In making their assessment of internal control over financial reporting, our management used the criteria described in the 2013 Internal Control—Integrated

Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.
Attestation Report of the Registered Public Accounting Firm

As a non-accelerated filer, we are not required to provide an attestation report on our internal control over financial reporting issued by the Company’s independent registered public accounting firm.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information.

(a) Appointment of Principal Accounting Officer

Effective March 20, 2024, the Company’s Senior Vice President of Finance, Jesse Neri, 46, has, in addition to his current responsibilities, assumed the role of principal accounting officer. Mr. Neri will not receive any additional compensation related to this appointment.

Prior to joining the Company in October 2023, Mr. Neri was Executive Director of Finance for Hemavant Sciences from August 2022 to October 2023. Before joining Hemavant, he was Executive Director of Financial Planning and Analysis for Aruvant Sciences from August 2021 to August 2022. From July 2020 to August 2021, he provided financial consulting services to a variety of life sciences companies. Previously, he served in a variety of finance roles at Zyla Life Sciences from June 2015 to July 2020, including most recently as Senior Vice President of Finance from January 2020 to July 2020. Mr. Neri has a B.S. in Business Administration from Villanova University and an MBA from Drexel University.

Mr. Neri has no familial relationships with any executive officer or director of the Company. There have been no transactions in which the Company has participated and in which Mr. Neri had a direct or indirect material interest that would be required to be disclosed under Item 404(a) of Regulation S-K.

(b) Trading Arrangements

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended December 31, 2023, as such terms are defined under Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this Item 10 is incorporated herein by reference to information in our proxy statement for our 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”), which we expect to be filed with the SEC within 120 days of the end of our fiscal year ended December 31, 2023, including under headings “Election of Directors,” “Directors Continuing in Office,” “Executive Officers,” “Corporate Governance” and, as applicable, "Delinquent Section 16(a) Reports."
Code of Business Conduct and Ethics
We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, employees and officers, including our principal executive officer, our principal financial officer, principal accounting officer and persons performing similar functions. Our Code of Business Conduct and Ethics is available on our website at www.rockwellmed.com. To the extent required by applicable rules, future material amendments or waivers relating to the Code of Business Conduct and Ethics will be disclosed on our web site referenced in this paragraph within four business days following the date of such amendment or waiver.
Item 11.    Executive Compensation.
The information required by this Item 11 is incorporated herein by reference to information in our 2024 Proxy Statement, including under headings “Compensation of Executive Officers” and “Director Compensation.”
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 is incorporated herein by reference to information in our 2024 Proxy Statement, including under heading “Security Ownership of Certain Beneficial Owners and Management.”
Securities Authorized for Issuance Under Equity Compensation Plans
The following table summarizes our compensation plans, including individual compensation arrangements, under which our equity securities are authorized for issuance as of December 31, 2023:

Plan Category	Number of securities to be issued upon exercise of outstanding options and restricted stock units	Weighted‑average exercise price of outstanding options	Number of securities remaining available for future issuance under (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)	964,192	$7.61	1,403,325
Equity compensation plans not approved by security holders (2)	624,204	$2.53	—
Total	1,588,396	$5.22	1,403,325
(1)Consists of 704,417 stock options with a weighted average exercise price of $7.61, 258,885 restricted stock units issued at $1.97 and 890 restricted stock awards issued at $62.70.
(2)Consists of 624,204 stock options with a weighted average exercise price of $2.53.
Item 13.    Certain Relationships and Related Transactions and Director Independence.
The information required by this Item 13 is incorporated herein by reference to information in our 2024 Proxy Statement, including under headings “Independence” and “Certain Relationships and Related Party Transactions.”
Item 14.    Principal Accountant Fees and Services.
The information required by this Item 14 is incorporated herein by reference to information in our 2024 Proxy Statement, including under heading “Independent Accountants.”

PART IV
Item 15.    Exhibits, Financial Statement Schedules.
(a)    The financial statements and schedule filed herewith are set forth on the Index to Financial Statements and Schedule of the separate financial section of this annual report, which is incorporated herein by reference.
(b)    Exhibits
The following documents are filed as part of this report or were previously filed and incorporated herein by reference to the filing indicated.

3.1	Certificate of Incorporation, dated as of August 28, 2019 (Exhibit 3.3 to the Company’s Form 8-K filed August 30, 2019).
3.2	Certificate of Amendment to Certificate of Incorporation of Rockwell Medical, Inc. related to the Reverse Stock Split, dated May 12, 2022 (Exhibit 3.1 to the Company’s Form 8-K filed on May 13, 2022).
3.3	Certificate of Designation of Preferences, Rights and Limitations of Series X Convertible Preferred Stock (Exhibit 3.1 to the Company’s Form 8-K filed on April 8, 2022).
3.4	Amended and Restated Bylaws (Exhibit 3.1 to the Company’s Form 10-Q filed November 14, 2022).
4.1	Description of Securities (Exhibit 4.2 to the Company's Form 10-K filed on April 8, 2022)
4.2	Form of Warrant (Exhibit 4.1 to the Company's Form 8-K filed on September 25, 2020).
4.3	Form of Pre-Funded Warrant (Exhibit 4.2 to the Company's Form 8-K filed on September 25, 2020).
4.4	Form of Warrant to Purchase Common Stock for Innovatus (Exhibit 4.1 to the Company's Form 8-K filed March 20, 2020).
4.5	Form of Pre-Funded Warrant (Exhibit 4.1 to the Company’s Form 8-K filed on June 2, 2022).
4.6	Form of PIPE Warrant (Exhibit 4.2 to the Company’s Form 8-K filed on June 2, 2022).
4.7	Form of PIPE Pre-Funded Warrant (Exhibit 4.3 to the Company’s Form 8-K filed on June 2, 2022).
4.8	Common Stock Purchase Warrant, dated July 10, 2023, issued to Armistice Capital Master Fund Ltd. (Exhibit 4.1 to the Company's Form 10-Q filed on August 14, 2023).
4.9	Form of January 2024 Warrant to Purchase Common Stock issued to Innovatus Life Sciences Lending Fund I, LP (Exhibit 4.1 to the Company's Form 8-K filed on January 8, 2024).
10.1
Third Amendment to and Restatement of Loan and Security Agreement, dated January 1, 2024, by and among the Company, Rockwell Transportation, Inc., Innovatus Life Sciences Lending Fund I, LP and the lenders party thereto (Exhibit 10.1 to the Company's Form 8-K filed on January 8, 2024).

10.2	Sales Agreement, dated April 8, 2022, between Rockwell Medical, Inc. and Cantor Fitzgerald & Co. (Exhibit 1.1 to the Company’s Form 8-K filed on April 8, 2022).
10.3	Securities Purchase Agreement, dated April 6, 2022, by and between the Company and DaVita, Inc. (Exhibit 10.1 to the Company’s Form 10-Q filed on May 16, 2022).
10.4	RD Securities Purchase Agreement, dated May 30, 2022, by and between the Company and the Purchaser signatory therein (Exhibit 10.1 to the Company’s Form 8-K filed on June 2, 2022).
10.5	PIPE Securities Purchase Agreement, dated May 30, 2022, by and between the Company and the Purchaser signatory therein (Exhibit 10.2 to the Company’s Form 8-K filed on June 2, 2022).
10.6	Letter Agreement, dated July 10, 2023, by and between Rockwell Medical, Inc. and Armistice Capital Master Fund Ltd. (Exhibit 10.2 to the Company's Form 10-Q filed on August 14, 2023).
10.7	Registration Rights Agreement, dated June 2, 2022, by and between the Company and the Holder signatory thereto (Exhibit 10.3 to the Company’s Form 8-K filed on June 2, 2022).
10.8+	Licensing Agreement, dated January 7, 2002, by and among the Company, Charak LLC and Dr. Ajay Gupta (Exhibit 10.18 to the Company’s Form 10‑KSB filed April 1, 2002).
10.9	Amending Agreement, dated January 16, 2006, by and among the Company, Charak LLC and Dr. Ajay Gupta (Exhibit 10.13 to the Company’s Form 10‑KSB filed March 21, 2006).
10.10	Master Services and IP Agreement, dated October 7, 2018, by and among the Company, Charak, LLC and Dr. Ajay Gupta (Exhibit 10.34 Company's Form 10-K filed on March 18, 2019).
10.11	Amendment to License Agreement, dated October 7, 2018, by and among the Company, Charak, LLC and Dr. Ajay Gupta (Exhibit 10.35 to the Company's Form 10-K filed on March 18, 2019).
10.12
Commercialization and Technology License Agreement IV Triferic, dated October 7, 2018, by and among the Company, Charak, LLC and Dr. Ajay Gupta (Exhibit 10.36 to the Company's Form 10-K filed on March 18, 2019).

10.13	Technology License Agreement TPN Triferic, dated October 7, 2018, by and among the Company, Charak, LLC and Dr. Ajay Gupta (Exhibit 10.37 to the Company's Form 10-K filed on March 18, 2019).
10.14	Asset Purchase Agreement dated July 10, 2023 by and between Rockwell Medical, Inc. and Evoqua Water Technologies LLC (Exhibit 10.2 to the Company's Form 10-Q filed on August 14, 2023).
10.15+	Amended and Restated Products Purchase Agreement dated September 18, 2023 by and between Rockwell Medical, Inc. and DaVita Inc. (Exhibit 10.1 to the Company's Form 10-Q filed on November 14, 2023).
10.16*
Rockwell Medical, Inc. Amended and Restated 2007 Long Term Incentive Plan, as amended effective May 21, 2015 (Appendix to the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders filed on April 13, 2015).

10.17*	Form of Nonqualified Stock Option Agreement (2007 Long Term Incentive Plan) (Director Version) (Exhibit 10.22 to the Company’s Form 8‑K filed December 20, 2007).
10.18*	Form of Nonqualified Stock Option Agreement (2007 Long Term Incentive Plan) (Employee Version) (Exhibit 10.23 to the Company’s Form 8-K filed December 20, 2007).
10.19*	Form of Restricted Stock Award Agreement (2007 Long Term Incentive Plan) (Director Version) (Exhibit 10.62 to the Company’s Form 10-K filed February 29, 2016).
10.20*	Form of Performance Share Award Agreement March 2017 (Director Version) (Exhibit 10.65 to the Company’s Form 10-Q filed May 9, 2017).
10.21*	Rockwell Medical, Inc. Amended and Restated 2018 Long Term Incentive Plan (Exhibit 10.3 to the Company’s Form 10-Q filed on August 14, 2023).
10.22*	Form of Stock Option Agreement (2018 Long Term Incentive Plan) (Exhibit 10.2 to the Company’s Form 10-Q filed on November 14, 2022).
10.23*	Form of Contingent Option Agreement for Directors (2018 Long Term Incentive Plan) (Exhibit 10.76 to the Company’s Form 8-K filed March 21, 2018).
10.24*	Form of Restricted Stock Unit Award Agreement Employee Version (2018 Long Term Incentive Plan).
10.25*	Form of Restricted Stock Unit Award Agreement Director Version (2018 Long Term Incentive Plan).
10.26*	Rockwell Medical, Inc. Short Term Incentive Plan (Exhibit 10.1 to the Company’s Form 10-Q filed on November 14, 2022).
10.27*	Form of Indemnification Agreement (Exhibit 10.1 to the Company’s Form 8-K filed August 30, 2019).
10.28*	Stock Appreciation Right Agreement, dated September 5, 2017, by and between the Company and John G. Cooper (Exhibit 10.71 to the Company’s Form 10-Q filed November 8, 2017).
10.29*	Employment Agreement, dated June 21, 2022, between Rockwell Medical, Inc. and Mark Strobeck (Exhibit 10.7 to the Company’s Form 10-Q filed on August 15, 2022).
10.30*#	Employment Agreement dated July 21, 2021 between Rockwell Medical, Inc. and Megan Timmins.
10.31#	Rockwell Medical, Inc. Amended and Restated Clawback Policy.
10.32#	Rockwell Medical, Inc. Statement of Company Policy Prohibiting Insider Trading.
21.1	List of Subsidiaries (Company's Form 10-K filed on March 31, 2021).
23.1#	Consent of EisnerAmper LLP.
23.2#	Consent of Marcum LLP.
31.1#	Certification of Chief Executive Officer Pursuant to Rule 13a‑14(a).
32.1#	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Database
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (included as Exhibit 101)
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

ROCKWELL MEDICAL, INC. (Registrant)

By:	/s/ Mark Strobeck
Mark Strobeck
President and Chief Executive Officer

Date:	March 21, 2024
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

SIGNATURE	TITLE	DATE

/s/ Mark Strobeck	President, Chief Executive Officer and Director (Principal Executive Officer and Principal Financial Officer)	March 21, 2024
Mark Strobeck

/s/ Jesse Neri	Senior Vice President, Finance and Principal Accounting Officer	March 21, 2024
Jesse Neri

/s/ John G. Cooper	Director	March 21, 2024
John G. Cooper

/s/ Joan Lau	Director	March 21, 2024
Joan Lau

/s/ Allen Nissenson	Director	March 21, 2024
Allen Nissenson

/s/ Robert S. Radie	Director	March 21, 2024
Robert S. Radie

/s/ Mark H. Ravich	Director	March 21, 2024
Mark H. Ravich
/s/ Andrea Heslin Smiley	Director	March 21, 2024
Andrea Heslin Smiley

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM - EISNERAMPER LLP

To the Board of Directors and Stockholders of
Rockwell Medical, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Rockwell Medical, Inc. and Subsidiaries (the “Company”) as of December 31, 2023, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of the intangible asset acquired in the Evoqua asset acquisition

As described in Notes 3 and 4 to the consolidated financial statements, on July 10, 2023, the Company executed and consummated the transactions contemplated by an Asset Purchase Agreement (the “Purchase Agreement”) with Evoqua Water Technologies, LLC (“Evoqua”)(the “Evoqua Acquisition”). At the closing of the transaction, the Company acquired assets, including an intangible asset, from Evoqua for consideration of $17.4 million and the transaction was accounted for as an asset acquisition. The acquired intangible asset was a customer list valued on a relative fair value basis at $11.0 million on the acquisition date. Establishing the relative fair value of the customer list intangible asset required management to first perform a fair value assessment, which was completed using a multi-period excess earnings method (“MPEEM”). The method used to estimate the fair value of the acquired intangible asset involved significant assumptions. The significant assumptions applied by the Company in estimating the fair value of the acquired customer list intangible asset included cash flow projections, discount rates, and the estimated useful life of the customer relationships.

We identified the valuation of the acquired customer list intangible asset as a critical audit matter due to the significant judgement by management involved with developing the estimates to determine the fair value of the customer list intangible asset, specifically those relating to the projected cash flows, discount rates, and the estimated useful life of the customer relationships. As such, there was a high degree of auditor judgement and subjectivity, and significant audit effort was required in performing procedures to evaluate management’s conclusions.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures include, among others, (i) obtaining an understanding of and evaluating the design of controls related to the valuation of the acquired customer list intangible asset; and (ii) reading the Purchase Agreement and testing management’s process for estimating the fair value of the acquired customer list intangible asset, which included evaluating the appropriateness of the valuation models, testing the completeness, accuracy, and relevance of underlying data used in the models, and testing the reasonableness of significant assumptions, including cash flow projections, discount rates, and the estimated useful life of the customer relationships. Evaluating the cash flow projections involved considering the current performance of the acquired assets, the consistency with external market and industry data, and whether these assumptions were consistent with other evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of the significant assumptions, including discount rates and the estimated useful life of customer relationships.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2023.

EISNERAMPER LLP
West Palm Beach, Florida
March 21, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM - MARCUM LLP

To the Stockholders and Board of Directors of
Rockwell Medical Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Rockwell Medical Inc. and Subsidiaries (the “Company”) as of December 31, 2022, the related consolidated statement of operations, comprehensive loss, changes in stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Marcum LLP
Marcum LLP
(PCAOB ID 688)

We served as the Company’s auditor from 2018 to 2023.

Chicago, Illinois
March 30, 2023

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

	December 31, 2023	December 31, 2022
ASSETS
Cash and Cash Equivalents	$8,983	$10,102
Investments Available-for-Sale	1,952	11,390
Accounts Receivable, net of a reserve of $81 for 2023 and $33 for 2022	10,901	6,259
Inventory, net	5,871	5,814
Prepaid and Other Current Assets	1,063	1,745
Total Current Assets	28,770	35,310
Property and Equipment, net	6,402	2,194
Inventory, Non-Current	178	1,276
Right of Use Assets - Operating, net	2,713	3,943
Right of Use Assets - Financing, net	1,903	2,468
Intangible Assets, net	10,759	—
Goodwill	921	921
Other Non-Current Assets	527	523
Total Assets	$52,173	$46,635
LIABILITIES AND STOCKHOLDERS’ EQUITY
Insurance Financing Note Payable	$244	$503
Accounts Payable	4,516	4,053
Accrued Liabilities	7,149	7,702
Deferred Consideration, Current	2,500	—
Lease Liabilities - Operating, Current	1,381	1,483
Lease Liabilities - Financing, Current	558	522
Deferred License Revenue, Current	46	1,731
Term Loan, Current - Net of Issuance Costs and Premium Accretion	—	1,631
Customer Deposits	243	66
Total Current Liabilities	16,637	17,691

Lease Liabilities - Operating - Long-Term	1,433	2,581
Lease Liabilities - Financing - Long-Term	1,530	2,088
Term Loan - Long-Term, Net of Issuance Costs and Premium Accretion	8,293	7,555
Deferred License Revenue - Long-Term	475	2,600
Deferred Consideration - Long-Term	2,500	—
Long Term Liability - Other	14	14
Total Liabilities	30,882	32,529

Commitments and Contingencies (See Note 15)

Stockholders’ Equity:
Preferred Stock, $0.0001 par value, 2,000,000 shares authorized, 15,000 shares issued and outstanding at December 31, 2023 and 2022	—	—
Common Stock, $0.0001 par value, 170,000,000 shares authorized, 29,130,607 and 12,163,673 shares issued and outstanding at December 31, 2023 and 2022	3	1
Additional Paid-in Capital	418,487	402,701
Accumulated Deficit	(397,198)	(388,759)
Accumulated Other Comprehensive (Loss) Income	(1)	163

Total Stockholders’ Equity	21,291	14,106
Total Liabilities and Stockholders’ Equity	$52,173	$46,635
The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Years Ended December 31,
	2023	2022

Net Sales	$83,612	$72,810
Cost of Sales	74,908	68,733
Gross Profit	8,704	4,077
Research and Product Development	1,107	3,119
Selling and Marketing	2,125	2,094
General and Administrative	12,142	15,644
Operating Loss	(6,670)	(16,780)

Other Expense:
Realized Gain on Investments	321	4
Interest Expense	(2,301)	(1,936)
Interest Income	211	33
Total Other Expense, net	(1,769)	(1,899)

Net Loss	$(8,439)	$(18,679)

Net Loss Per Share Attributable to Common Stockholders - Basic and Diluted	$(0.37)	$(1.31)
Weighted Average Number of Shares of Common Stock Outstanding - Basic and Diluted	23,322,915	14,304,512
The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Years Ended December 31,
	2023	2022
Net Loss	$(8,439)	$(18,679)
Unrealized (Loss) Gain on Available-for-Sale Investments	(159)	114
Foreign Currency Translation Adjustments	(5)	(3)
Comprehensive Loss	$(8,603)	$(18,568)
The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS)	TOTAL STOCKHOLDERS' EQUITY
	SHARES	AMOUNT	SHARES	AMOUNT
Balance as of January 1, 2022	—	$—	8,544,225	$1	$372,562	$(370,080)	$52	$2,535
Net Loss	—	—	—	—	—	(18,679)	—	(18,679)
Unrealized Loss on Available-for-Sale Investments	—	—	—	—	—	—	114	114
Foreign Currency Translation Adjustments	—	—	—	—	—	—	(3)	(3)
Vesting of Restricted Stock Units Issued, net of taxes withheld	—	—	10,958	—	—	—	—	—
Issuance of Common Stock, net of Issuance Costs / Public offering	—	—	844,613	—	14,893	—	—	14,893
Issuance of Common Stock, net of Issuance Costs / At-the-market offerings	—	—	7,500	—	15	—	—	15
Issuance of Preferred Stock, net of offering costs	15,000	—	—	—	14,916	—	—	14,916
Issuance of Common Stock upon exercise of Pre-Funded Warrants	—	—	2,756,377	—	—	—	—	—
Stock-based Compensation	—	—	—	—	315	—	—	315
Balance as of December 31, 2022	15,000	$—	12,163,673	$1	$402,701	$(388,759)	$163	$14,106
Net Loss	—	—	—	—	—	(8,439)	—	(8,439)
Unrealized Loss on Available-for-Sale Investments	—	—	—	—	—	—	(159)	(159)
Foreign Currency Translation Adjustments	—	—	—	—	—	—	(5)	(5)
Vesting of Restricted Stock Units Issued, net of taxes withheld	—	—	125,000	—	—	—	—	—
Issuance of Common Stock in connection with exercise of Prior Warrant and Pre-Funded Warrants, net of offering costs	—	—	16,200,990	2	13,718	—	—	13,720
Issuance of Common Stock, net of Issuance Costs / At-the-market offerings	—	—	640,944	—	1,136	—	—	1,136
Stock-based Compensation	—	—	—	—	932	—	—	932
Balance as of December 31, 2023	15,000	$—	29,130,607	$3	$418,487	$(397,198)	$(1)	$21,291
The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2023	2022
Cash Flows From Operating Activities:
Net Loss	$(8,439)	$(18,679)
Adjustments To Reconcile Net Loss To Net Cash Used In Operating Activities:
Depreciation and Amortization	1,444	576
Stock-based Compensation	932	315
Increase in Inventory Reserves	1,098	610
Non-cash Lease Expense from Right of Use Assets	2,010	2,013
Amortization of Debt Financing Costs and Accretion of Debt Discount and Premium	1,107	369
Loss (Gain) on Disposal of Assets	1	(3)
Realized Gain on Sale of Investments	(321)	(4)
Changes in Assets and Liabilities:
Accounts Receivable, net	(4,642)	(346)
Inventory	1,176	(2,101)
Prepaid and Other Assets	1,410	2,720
Accounts Payable	463	314
Lease Liabilities	(1,465)	(1,421)
Accrued and Other Liabilities	(376)	2,534
Deferred License Revenue	(3,810)	(3,826)
Changes in Operating Assets and Liabilities	(7,244)	(2,126)
Cash Used In Operating Activities	(9,412)	(16,929)
Cash Flows From Investing Activities:
Purchase of Investments Available-for-Sale	(5,701)	(21,297)
Sale of Investments Available-for-Sale	15,301	19,182
Purchase of Equipment	(284)	(281)
Cash Paid in Connection with Evoqua Asset Acquisition	(12,361)	—
Cash Used In Investing Activities	(3,045)	(2,396)
Cash Flows From Financing Activities:
Payments on Debt	(2,000)	(11,750)
Payments on Insurance Financing Note Payable	(992)	(1,443)
Payments on Financing Lease Liabilities	(522)	(482)
Proceeds from Issuance of Common Stock	14,861	15,016
Offering Costs from Issuance of Common Stock	(5)	(106)
Proceeds from Issuance of Preferred Stock	—	15,000
Offering Costs from Issuance of Preferred Stock	—	(85)
Cash Provided By Financing Activities	11,342	16,150

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(4)	(3)

Decrease In Cash and Cash Equivalents	(1,119)	(3,178)
Cash and Cash Equivalents At Beginning Of Year	10,102	13,280
Cash and Cash Equivalents At End Of Year	$8,983	$10,102

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$1,209	$1,470
Supplemental Disclosure of Noncash Investing and Financing Activities:
Change in Unrealized (Loss) Gain on Marketable Securities Available-for-Sale	$(159)	$114
Increase in Prepaid Assets from Insurance Financing Note Payable	$733	$503
Fair Value of Warrants issued related to Debt Financing	$—	$501
Deferred Consideration from Evoqua Asset Acquisition	$5,000	$—
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

Rockwell provides the hemodialysis community with products controlled by a Quality Management System regulated by the U.S. Food and Drug Administration ("FDA"). Rockwell manufactures hemodialysis concentrates at its facilities in Michigan, South Carolina and Texas totaling approximately 175,000 square feet, and manufactures its dry acid concentrate mixers at its facility in Iowa. Rockwell delivers the majority of its hemodialysis concentrates products and mixers to dialysis clinics throughout the United States and internationally utilizing its own delivery trucks and third-party carriers.

On July 10, 2023, the Company executed and consummated the transactions contemplated by an Asset Purchase Agreement (the "Purchase Agreement") with Evoqua Water Technologies LLC ("Evoqua") (the "Evoqua Acquisition"). Subject to the terms and conditions of the Purchase Agreement, at the closing of the transaction (the "Closing"), the Company purchased customer relationships, equipment and inventory from Evoqua, which were related to its manufacturing and selling of hemodialysis concentrates products, all of which are manufactured under a contract manufacturing agreement with a third-party organization. See Note 4 for further detail.

In addition to its primary focus on hemodialysis concentrates, Rockwell also has a proprietary parenteral iron product, Triferic® (ferric pyrophosphate citrate ("FPC")), which is indicated to maintain hemoglobin in adult patients with hemodialysis-dependent chronic kidney disease. While Rockwell has discontinued commercialization of Triferic in the United States, the Company had established international partnerships with companies and sought to develop and commercialize Triferic outside the United States and was working closely with these international partners to develop and commercialize Triferic in their respective regions. During the year ended December 31, 2023, the ongoing Triferic development effort was terminated resulting in an acceleration of the corresponding deferred license revenue (see Note 10) and a reserve on the non-current inventory (see Note 7). Additionally, Rockwell continues to evaluate the viability of its FPC platform and FPC's potential to treat iron deficiency, iron deficiency anemia, and acute heart failure.

Rockwell was incorporated in the state of Michigan in 1996 and re-domiciled to the state of Delaware in 2019. Rockwell's headquarters is located at 30142 Wixom Road, Wixom, Michigan 48393.
Note 2. Liquidity and Going Concern Considerations
Since inception, Rockwell has incurred significant net losses and has funded its operations primarily through revenue from commercial products, proceeds from the issuance of debt and equity securities and payments from partnerships. At December 31, 2023, Rockwell had an accumulated deficit of approximately $397.2 million and stockholders' equity of $21.3 million. As of December 31, 2023, Rockwell had approximately $10.9 million of cash, cash equivalents and investments available-for-sale, and working capital of $12.1 million. Net cash used in operating activities for the year ended December 31, 2023 was $9.4 million.
Management evaluated it's going concern by reviewing the Company's operational plans which include executing on the projected financial information including price increases, acquisition of new customers, projected growth of margins and cost containment activities. Based on the currently available working capital and expectation of the ability of management to execute on the Company's operational plans noted above, management believes the Company currently has sufficient funds to meet its operating requirements for at least the next twelve months from the date of the filing of this report. Additionally, the Company's plans include raising capital, if needed, by using the $11 million remaining on its ATM facility or other methods or forms of financings, subject to existing limitations.

Global Economic Conditions - Risks and Uncertainties
The global macroeconomic environment is uncertain, and could be negatively affected by, among other things, increased U.S. trade tariffs and trade disputes with other countries, instability in the global capital and credit markets, supply chain weaknesses, and instability in the geopolitical environment, including as a result of the Russian invasion of Ukraine, Israel-Hamas conflict and other political tensions, and the occurrence of natural disasters and public health crises. Such challenges have caused, and may continue to cause, recession fears, rising interest rates, foreign exchange volatility and inflationary pressures. At this time, the Company is unable to quantify the potential effects of this economic instability on our future operations.
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
Note 3. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Rockwell Transportation, Inc. and Rockwell Medical India Private Limited. Rockwell Medical India Private Limited was formed in 2019 for the purpose of conducting certain commercial activities in India. All intercompany balances and transactions have been eliminated in consolidation.
Reclassification
Certain prior year amounts have been reclassified to conform to the current year presentation, including the reclassification of lease right-of-use assets into Right of Use Assets - Operating, Net and Right of Use Assets - Financing, Net and lease liabilities into Lease Liabilities - Operating, Current, Lease Liabilities - Financing, Current, Lease Liabilities - Operating, Long-Term, and Lease Liabilities - Financing, Long-Term. Additionally, amounts from the Changes in Lease Liabilities were reclassified to Payments on Financing Lease Liabilities on the statement of cash flows.
Revenue Recognition
The Company recognizes revenue under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, issued by the Financial Accounting Standards Board ("FASB"). The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:
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

Nature of goods and services
The following is a description of principal activities from which the Company generates its revenue. For a discussion of significant market segments and customers, see Note 6.
Product Sales
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
Deferred License Revenue
The Company received upfront fees under five distribution and license agreements that have been deferred as a contract liability and presented on the accompanying consolidated balance sheets as deferred license revenue. The amounts received from Wanbang Biopharmaceuticals Co., Ltd. (“Wanbang”), Sun Pharmaceutical Industries Ltd. ("Sun Pharma"), Jeil Pharmaceutical Co., Ltd. ("Jeil Pharma") and Drogsan Pharmaceuticals ("Drogsan Pharma") are recognized as revenue over the estimated term of the applicable distribution and license agreement as regulatory approval was not received and the Company did not have sufficient experience in China, India, South Korea and Turkey, respectively, to determine that regulatory approval was probable as of the execution of the agreement. During the year ended December 31, 2023, the amounts received from Wanbang were accelerated out of deferred license revenue and into revenue upon notice that the development effort was terminated. The amounts received from Baxter Healthcare Corporation (“Baxter”) were deferred and recognized as revenue at the point in time the estimated product sales under the agreement occurred. During the year ended December 31, 2023, all remaining deferred revenue relating to the Baxter agreement was recognized as revenue. For additional information related to the Company's deferred license revenue, see Note 10.
Product Purchase Agreements
On September 18, 2023, the Company and its long-time partner, DaVita, Inc. ("DaVita"), a leading provider of kidney care, entered into an Amended and Restated Products Purchase Agreement (the "Amended Agreement"), which amends and restates the Product Purchase Agreement, dated July 1, 2019, as amended, under which the Company supplies DaVita with certain dialysis concentrates. Under the Amended Agreement, the Company and DaVita agreed to an increase in product pricing, effective September 1, 2023 and a one-time payment of $0.4 million to Rockwell on or after December 1, 2023, which was recorded as revenue recognized during the year ended December 31, 2023. The term of the Amended Agreement will expire on December 31, 2024. DaVita will have the right, in its sole discretion upon written notice to the Company given no later than September 30, 2024, to further extend the term through December 31, 2025. In the event of such an extension, product pricing will be increased for the extended term. In addition, DaVita is required to provide the Company with nine-month purchasing forecasts and a commitment to purchase at least the forecasted amounts. In the event that DaVita does not meet its forecasts, it is required to pay the Company for the amount forecasted, purchase additional product, or the Company may terminate the Amended Agreement. Upon expiration or termination of the Amended Agreement, and upon request by DaVita, the Company has agreed to provide transition services to DaVita during a transition period.
Disaggregation of revenue
Revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

In thousands	Year Ended December 31, 2023
Products By Geographic Area	Total	U.S.	Rest of World
Drug Revenues
Product Sales - Point-in-time	$—	$—	$—
License Fee – Over time	2,338	—	2,338
Total Drug Products	2,338	—	2,338
Concentrate Products
Product Sales – Point-in-time	79,802	72,871	6,931
License Fee – Over time	1,472	1,472	—
Total Concentrate Products	81,274	74,343	6,931
Net Revenue	$83,612	$74,343	$9,269

In thousands	Year Ended December 31, 2022
Products By Geographic Area	Total	U.S.	Rest of World
Drug Revenues
Product Sales - Point-in-time	$903	$561	$342
License Fee – Over time	256	—	256
Total Drug Products	1,159	$561	598
Concentrate Products
Product Sales – Point-in-time	69,162	62,715	6,447
License Fee – Over time	2,489	2,489	—
Total Concentrate Products	71,651	65,204	6,447
Net Revenue	$72,810	$65,765	$7,045
Contract balances
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

In thousands	December 31, 2023	December 31, 2022	January 1, 2022
Accounts Receivable, net	$10,901	$6,259	$5,913
Contract Liabilities, which are included in deferred license revenue	$521	$4,331	$8,157
There were no other material contract assets recorded on the consolidated balance sheets as of December 31, 2023 and 2022.  The Company does not generally accept returns of its concentrate products and no reserve for returns of concentrate products was established as of December 31, 2023 or 2022.
The contract liabilities primarily relate to upfront fees under distribution and license agreements with Baxter, Wanbang, Sun Pharma, Jeil Pharma, and Drogan Pharma.
Transaction price allocated to remaining performance obligations
For each of the years ended December 31, 2023 and 2022, the Company recognized $3.8 million as revenue from amounts classified as contract liabilities (i.e., deferred license revenue) as of December 31, 2022 and 2021, respectively.

Revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, contracts where revenue is recognized as invoiced and contracts with variable consideration related to undelivered performance obligations, totaled $0.5 million and $2.9 million as of December 31, 2023 and 2022, respectively. The amount relates primarily to upfront payments and consideration received from customers that are received in advance of the customer assuming control of the related products. The Company applies the practical expedient in ASC 606, paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of expenses during the reporting period. Actual results could differ from those estimates. The most significant accounting estimates inherent in the preparation of the financial statements include estimates associated with fair value and classification of warrants, revenue recognition, allowance for credit losses, inventory reserves, accrued expenses, deferred license revenue, stock-based compensation, valuations and impairments of long-lived assets, and accounting for income taxes.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with original maturities of 90 days or less at acquisition to be cash equivalents. Cash and cash equivalents include cash held in banks, money market mutual funds and unrestricted certificates of deposit. The Company’s cash and cash equivalents exceeds the Federal Deposit Insurance Corporation insured limits. The Company has not experienced any credit losses for amounts in excess of insured limits.  Currently, the Company does not reasonably believe a significant risk of credit loss exists.
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
Level 3: Unobservable inputs which are supported by little or no market activity and values determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.
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

Accounts Receivable
Accounts receivable are stated at invoice amounts. The carrying amount of trade accounts receivable is reduced by an allowance for credit losses that reflects our best estimate of accounts that may not be collected. The Company reviews outstanding trade accounts receivable balances and based on its assessment of expected collections, the Company estimates the portion, if any, of the balance that may not be collected based on future forecasts, historical loss information, and current economic conditions. All accounts or portions thereof deemed to be uncollectible are written off to the allowance for credit losses and credit loss expense.
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
Impairment of Long-lived Assets and Goodwill
Long-lived assets, such as property and equipment and definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. For the years ended December 31, 2023 and 2022, there were no impairments of long-lived assets.
Rockwell reviews goodwill and indefinite-lived intangible assets at least annually for possible impairment. Goodwill and indefinite-lived intangible assets are reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit or the indefinite-lived intangible assets below their carrying values. Rockwell completed its annual impairment tests as of December 31, 2023 and 2022, and determined that no adjustment for impairment of goodwill or intangible assets was required during the years ended December 31, 2023 and 2022.
Goodwill and Intangible Assets
Goodwill is the excess of purchase price over the fair value of identified net assets of businesses acquired. Intangible assets with indefinite useful lives are measured at their respective fair values as of the acquisition date. Goodwill was $0.9 million as of December 31, 2023 and December 31, 2022.
Definite-lived intangible assets consist of our customer list associated with the Evoqua asset acquisition and license fees related to the technology, intellectual property and marketing rights for Triferic covered under certain issued patents. Definite-lived intangible assets have been capitalized and are being amortized over their useful life.
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
Research and Product Development
The Company recognizes research and product development expenses as incurred. The Company incurred product development and research costs related to the commercial development, patent approval and regulatory approval of new products aggregating approximately $1.1 million and $3.1 million for the years ended December 31, 2023 and 2022, respectively.
Stock-Based Compensation
Service-Based Stock Unit Awards
The Company expenses stock-based compensation to employees and non-employees over the requisite service period based on the grant-date fair value of the awards. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. For the years ended December 31, 2023 and 2022, the Company recorded stock-based compensation expense on its options granted under the Company’s equity compensation plans to its directors and officers, and its employees (See Note 13).
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
Leases
The Company accounts for its leases under ASC 842, Leases. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the consolidated balance sheets as both a right-of-use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company's incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right-of-use assets are amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right-of-use asset result in straight-line expense over the lease term. Variable lease expenses, if any, are recorded when incurred.
In calculating the right-of-use assets and lease liabilities, the Company elected the practical expedient to combine lease and non-lease components. Additionally, the Company excludes short-term leases having initial terms of 12 months or less as an accounting policy election and recognizes rent expense on a straight-line basis over the lease term.

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
Restatement of Loss Per Share
Loss per share for the year ended December 31, 2022 was recalculated and restated and is presented on a comparable basis with the year ended December 31, 2023. In the first quarter of 2023, the Company determined it should have included pre-funded warrants issued in the second quarter of 2022 in the loss per share calculation in accordance with ASC 260-10-45-13, which treats shares of common stock exercisable for little to no consideration as included in the denominator of both the basic and diluted earnings per share calculations. While the Company has determined the impact of including the pre-funded warrants in the loss per share calculations does not have a material impact on previously issued financial statements, the Company has recalculated and restated amounts presented on a comparative and consistent basis with current period results. The table below summarizes previously reported and restated amounts on a comparative basis.

Year Ended December 31,
2022
As Previously Reported:
Net Loss Per Share Attributable to Common Stockholders - Basic and Diluted	$(1.89)
Weighted Average Number of Shares of Common Stock Outstanding - Basic and Diluted	9,866,844

As Restated:
Net Loss Per Share Attributable to Common Stockholders - Basic and Diluted	$(1.31)
Weighted Average Number of Shares of Common Stock Outstanding - Basic and Diluted	14,304,512
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
Basic net loss per share of common stock excludes dilution and is computed by dividing the net loss, less accretion of the Series X Preferred Stock, by the weighted average number of shares outstanding during the period. Diluted net loss per share of common stock reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that are then shared in the earnings of the entity unless inclusion of such shares would be anti-dilutive. The Company has only incurred losses, therefore, basic and diluted net loss per share is the same.
The Company’s potentially dilutive securities include stock options, restricted stock awards and units, convertible preferred stock and warrants. These securities were excluded from the computations of diluted net loss per share for the years ended December 31, 2023 and 2022, as the effect would be to reduce the net loss per share. The following table includes the potential shares of common stock, presented based on amounts outstanding at each period end, that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of December 31,
	2023	2022
Warrants to purchase common stock	3,793,388	10,196,268
Convertible Preferred Stock	1,363,636	1,363,636
Options to purchase common stock	1,328,621	1,206,905
Unvested restricted stock units	258,885	125,000
Unvested restricted stock awards	891	891
Total	6,745,421	12,892,700
Included within the weighted average shares of common stock outstanding for the year ended December 31, 2022 are 6,300,000 shares of common stock issuable upon the exercise of Pre-Funded Warrants (See Note 12), as the warrants were exercisable at any time for nominal consideration and, as such, the shares were considered outstanding for the purpose of calculating basic and diluted net loss per share attributable to common stockholders. There were no unexercised Pre-Funded Warrants as of December 31, 2023.
The following table presents the calculation of basic and diluted EPS:

	Years Ended December 31,
	2023	2022
Numerator:
Net Loss	$(8,439)	$(18,679)
Accretion of Series X Preferred Stock	(150)	—
Net Loss Attributable to Common Stockholders	$(8,589)	$(18,679)
Denominator
Weighted Average Number of Shares of Common Stock Outstanding - Basic and Diluted	23,322,915	14,304,512
Net Loss Per Share Attributable to Common Stockholders - Basic and Diluted	$(0.37)	$(1.31)
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
Adoption of Recent Accounting Pronouncements and New Accounting Pronouncements
The Company continually assesses any new accounting pronouncements to determine their applicability. When it is determined that a new accounting pronouncement affects the Company’s financial reporting, the Company undertakes a study to determine the consequences of the change to its consolidated financial statements and assures that there are proper controls in place to ascertain that the Company’s consolidated financial statements properly reflect the change.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which introduced an impairment model that is based on expected credit losses, rather than incurred losses, to estimate credit losses on certain types of financial instruments (e.g., loan commitments). The expected credit losses should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments, over the contractual term. Financial instruments with similar risk characteristics may be grouped together when estimating expected credit losses. In addition, ASC 326 requires expected credit related losses for trade accounts receivable, as well as available-for-sale debt securities, which are to be recorded through an allowance for credit losses, while non-credit related losses will continue to be recognized through other comprehensive income. The Company adopted the new guidance, as of January 1, 2023, and it did not have a material impact on the consolidated financial statements.
In November 2023, the FASB issued ASU 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is in the process of determining the effect this ASU will have on the consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which updates income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This ASU also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in this ASU are effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is in the process of determining the effect this ASU will have on the consolidated financial statements.
Note 4. Asset Acquisition
On July 10, 2023, the Company completed the Evoqua Asset Acquisition. At the Closing, the Company purchased customer relationships, equipment and inventory from Evoqua, which were related to manufacturing and selling of hemodialysis concentrates products, all of which are manufactured under a contract manufacturing agreement with a third-party organization.
Pursuant to the Purchase Agreement, total consideration was $17.4 million, comprising a cash payment at Closing of $12.4 million (inclusive of transaction costs) and two $2.5 million deferred payments, the first to be paid on the one-year anniversary of the Closing, which is included as a current liability on the Company's consolidated balance sheet, and the second to be paid on the second anniversary of the Closing (collectively, the "deferred consideration").
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
The fair value of the customer relationships intangible asset was determined using a multi-period excess earnings method, a form of the income approach, which incorporates the estimated future cash flows to be generated from the customer base. Key assumptions included discounted cash flows, estimated life cycle and customer attrition rates. Customer relationships are being amortized over a period of 20 years. Given the recency of the purchase of the equipment in which the assets were recorded at relative fair value, the Company determined the fair value of the equipment using a cost approach, which considered assumptions over the equipment's current replacement cost and useful life. Inventory was purchased directly from the contract manufacturer holding the inventory, which approximated fair value.
During the year ended December 31, 2023, the Company recorded amortization of its customer relationship intangible asset of $0.3 million, resulting in a net intangible asset of $10.8 million as of December 31, 2023.

Estimated future amortization expense on the Company's customer relationships intangible asset as of December 31, 2023 is as follows (table in thousands):

Year ended December 31:
2024	$552
2025	552
2026	552
2027	552
2028	552
Thereafter	7,999
Total	$10,759
Note 5. Investments - Available-for-Sale
Investments available-for-sale consisted of the following as of December 31, 2023 and 2022 (tables in thousands):

	December 31, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Accrued Interest Income	Fair Value
Available-for-Sale Securities
Bonds	$1,948	$4	$—	$—	$1,952

	December 31, 2022
	Amortized Cost	Unrealized Gain	Unrealized Loss	Accrued Interest Income	Fair Value
Available-for-Sale Securities
Bonds	$11,315	$75	$—	$—	$11,390

The fair value of investments available-for-sale are determined using quoted market prices from daily exchange-traded markets based on the closing price as of the balance sheet date and are classified as a Level 1 measurement under ASC 820, Fair Value Measurements.
As of December 31, 2023 and 2022, our available-for-sale securities were due in one year or less.
Note 6. Significant Market Segments and Customers
Rockwell operates in one market segment, the hemodialysis market, which involves the manufacture, sale and distribution of hemodialysis products to hemodialysis clinics, including pharmaceutical, dialysis concentrates, dialysis kits and other ancillary products used in the dialysis process. Rockwell's customer mix is diverse, with most customer sales concentrations under 10%, however, two customers, DaVita and Baxter, accounted for approximately 47% and nil, respectively, of Rockwell's total net product sales in 2023 and 46% and 29%, respectively, of its total net product sales in 2022. Rockwell's accounts receivable from DaVita and Baxter were $2.1 million and nil, respectively, as of December 31, 2023 and $1.9 million and $2.3 million, respectively, as of December 31, 2022. For additional information regarding the Company's contracts with DaVita and Baxter, see Notes 3 and 10, respectively.
DaVita is important to Rockwell's business, financial condition and results of operations.  The loss of any significant accounts could have a material adverse effect on the Company's business, financial condition and results of operations. No other current customer accounted for more than 10% of sales in any of the last two years.
The majority of Rockwell's international sales in each of the last two years were sales to domestic distributors that were resold to end users outside the United States. Rockwell's sales to foreign customers and distributors accounted for approximately 9% of its total sales in each of 2023 and 2022.

Note 7. Inventory
Components of inventory, net of reserves as of December 31, 2023 and 2022 are as follows (table in thousands):

	December 31, 2023	December 31, 2022
Inventory - Current Portion
Raw Materials	$2,250	$3,351
Work in Process	351	351
Finished Goods	3,270	2,112
Total Current Inventory	5,871	5,814
Inventory - Long Term(1)	178	1,276
Total Inventory	$6,049	$7,090
__________
1.Represents inventory related to Triferic raw materials. This Triferic inventory is expected to be utilized for the Company's international partnerships. In September 2022, the Company discontinued its New Drug Applications ("NDAs") for Triferic (dialysate) and Triferic AVNU in the United States. In 2023, the Company reserved $1.1 million of long-term inventory as a result of the termination of the Wanbang development effort.
As of December 31, 2023 and 2022, Rockwell had total Concentrate inventory aggregating $5.9 million and $5.8 million, respectively, against which Rockwell had reserved $25,000 and $25,000, respectively.
Note 8. Property and Equipment
As of December 31, 2023 and 2022, the Company’s property and equipment consisted of the following (table in thousands):

	December 31, 2023	December 31, 2022
Leasehold Improvements	$1,423	$1,256
Machinery and Equipment	11,131	5,922
Information Technology & Office Equipment	1,845	1,845
Laboratory Equipment	807	807
	15,206	9,830
Accumulated Depreciation and Amortization	(8,804)	(7,636)
Net Property and Equipment	$6,402	$2,194
Depreciation and amortization expense for the years ended December 31, 2023 and 2022 was $1.2 million and $0.6 million, respectively.
Note 9. Accrued Liabilities
Accrued liabilities as of December 31, 2023 and 2022 consisted of the following (table in thousands):

	December 31, 2023	December 31, 2022
Accrued Compensation and Benefits	$2,413	$2,568
Accrued Unvouchered Receipts	1,663	585
Accrued Manufacturing Expense	1,064	—
Accrued Workers Compensation	254	306
Accrued Research & Development Expense	—	43
Other Accrued Liabilities	1,755	4,200
Total Accrued Liabilities	$7,149	$7,702

Note 10. Deferred License Revenue
In October 2014, the Company entered into an exclusive distribution agreement with Baxter, which had a term of 10 years, and received an upfront fee of $20 million. Under the exclusive distribution agreement, Baxter distributed and commercialized Rockwell’s hemodialysis concentrates products and provided customer service and order delivery to nearly all U.S. customers. The upfront fee was recorded as deferred license revenue and was being recognized based on the proportion of product shipments to Baxter in each period, compared with total expected sales volume over the term of the distribution agreement. On November 9, 2022, Rockwell paid Baxter a fee, which was reflected as a reduction to revenue on the consolidated statements of operations, and was payable in two equal installments on January 1, 2023 and April 1, 2023, to reacquire its distribution rights to its hemodialysis concentrates products from Baxter and terminated the distribution agreement. Exclusivity and other provisions associated with the distribution agreement terminated November 9, 2022 and the remaining operational elements of the agreement terminated December 31, 2022. To ensure that customer needs continued to be met after January 1, 2023, Rockwell agreed to provide certain services to a group of Baxter's customers until March 31, 2023, and Baxter and Rockwell worked together to transition customers’ purchases of Rockwell’s hemodialysis concentrates through that date. Following the reacquisition of these rights, Rockwell is now unrestricted in its ability to sell its hemodialysis concentrates products to dialysis clinics throughout the United States and around the world. The Company recognized $2.5 million of revenue associated with the upfront fee during the year ended December 31, 2022, and recognized the remaining revenue of $1.5 million during the year ended December 31, 2023.
The remaining agreements with Sun Pharam, Jeil Pharmaceutical, and Drogan Pharmaceuticals comprise the current and long-term portions of deferred license revenue on the consolidated balance sheet as of December 31, 2023.

Note 11. Insurance Financing Note Payable
On July 3, 2022, the Company entered into a short-term note payable for $2.0 million, bearing interest at 5.40% per annum to finance various insurance policies. Principal and interest payments related to this note began on July 3, 2022 and are paid on a straight-line amortization over nine months, and the final payment was due on March 3, 2023. As of December 31, 2022, the Company's insurance note payable balance was $0.5 million and was paid fully in 2023.
On June 3, 2023, the Company entered into a new short-term note payable for $0.7 million, bearing interest at 9.59% per annum to finance various insurance policies. Principal and interest payments related to this note began on July 3, 2023 and are paid on a straight-line amortization over nine months with the final payment due on March 3, 2024. As of December 31, 2023, the Company's insurance note payable balance was $0.2 million.
Note 12. Stockholders’ Equity
Reverse Stock Split
On May 9, 2022, the stockholders of the Company authorized the Board of Directors to effect a reverse stock split of all outstanding shares of common stock. The Board of Directors subsequently approved the implementation of a reverse stock split as a ratio of one-for-eleven shares, which became effective on May 13, 2022. The Company’s outstanding stock options were also adjusted to reflect the one-for-eleven reverse stock split of the Company’s common stock. Outstanding stock options were proportionately reduced and the respective exercise prices, if applicable, were proportionately increased. The reverse stock split resulted in an adjustment to the Series X convertible preferred stock conversion prices to reflect a proportional decrease in the number of shares of common stock to be issued upon conversion. All share and per share data in these consolidated financial statements and related notes hereto have been retroactively adjusted to account for the effect of the reverse stock split.
Preferred Stock
On April 6, 2022, the Company and DaVita entered into the Securities Purchase Agreement ("SPA"), which provided for the issuance by the Company of up to $15 million of preferred stock to DaVita. On April 6, 2022, the Company issued 7,500 shares of Series X Preferred Stock for gross proceeds of $7.5 million. On June 2, 2022, the Company met the conditions for the Second Tranche through a Registered Direct and Private Placement Offering by raising $15 million in additional capital. As a result, on June 16, 2022, the Company issued an additional 7,500 shares of the Series X Preferred Stock to DaVita for gross proceeds of $7.5 million (by virtue of this transaction, DaVita rises to the level of related party).

The Series X Preferred Stock was issued for a price of $1,000 per share (the "Face Amount"), subject to accretion at a rate of 1% per annum, compounded annually. If the Company’s common stock trades above $22.00 for a period of 30 calendar days, the accretion will thereafter cease. As of December 31, 2023, the Series X Preferred Stock accreted a total of $0.2 million.

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
As of December 31, 2023 and 2022, there were 2,000,000 shares of preferred stock, $0.0001 par value per share, authorized and 15,000 shares of preferred stock issued and outstanding.
Common Stock
As of December 31, 2023 and 2022, there were 170,000,000 shares of common stock, $0.0001 par value per share, authorized and 29,130,607 and 12,163,673 shares issued and outstanding, respectively.
As of December 31, 2023 and 2022, the Company reserved for issuance the following shares of common stock related to the potential exercise of employee stock options, unvested restricted stock, convertible preferred stock, pre-funded warrants and all other warrants (collectively, "common stock equivalents"):

	As of December 31,
Common stock and common stock equivalents:	2023	2022
Common stock	29,130,607	12,163,673
Common stock issuable upon exercise of pre-funded warrants	—	6,300,000
Common stock and pre-funded stock warrants	29,130,607	18,463,673
Warrants to Purchase Common Stock	3,793,388	10,196,268
Convertible Preferred Stock	1,363,636	1,363,636
Options to Purchase Common Stock	1,328,621	1,206,905
Unvested Restricted Stock Units	258,885	125,000
Unvested Restricted Stock Awards	891	891
Total	35,876,028	31,356,373
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

During the quarter ended December 31, 2023, 640,944 shares were sold pursuant to the Sales Agreement for net proceeds of $1.1 million. Approximately $11.0 million remains available for sale under the ATM facility.
Registered Direct Offering

On May 30, 2022, the Company entered into the Registered Direct Purchase Agreement with the Purchaser, pursuant to which the Company issued and sold, in a registered direct offering (the “Offering”), 844,613 shares of its common stock at price of $1.39 per share, and pre-funded warrants to purchase up to an aggregate of 7,788,480 shares of common stock (the “Pre-Funded Warrants” and the shares of common stock underlying the Pre-Funded Warrants, the “Warrant Shares”). The purchase price of each Pre-Funded Warrant was equal to the price at which a share of common stock was sold to the public in the Offering, minus $0.0001, and the exercise price of each Pre-Funded Warrant was $0.0001 per share. The Registered Direct Purchase Agreement contains customary representations and warranties and agreements of the Company and the Purchaser and customary indemnification rights and obligations of the parties.

During the year ended December 31, 2023, all of the remaining 6,300,000 Pre-Funded Warrants to purchase common stock were exercised at an exercise price of $0.0001 per share, which resulted in gross proceeds to the Company of $630. During the year ended December 31, 2022, 1,488,480 Pre-Funded Warrants to purchase common stock were exercised at an exercise price of $0.0001 per share, which resulted in gross proceeds to the Company of $149.
Private Placement

Also on May 30, 2022, concurrent with the Offering, the Company entered into the private investment in public equity "PIPE" Purchase Agreement relating to the offering and sale (the “Private Placement”) of warrants to purchase up to a total of 9,900,990 shares of common stock (the "PIPE Warrants") and pre-funded warrants to purchase up to a total of 1,267,897 shares of common stock (the “Pre-Funded PIPE Warrants”). Each warrant was sold at a price of $0.125 per underlying warrant share and was exercisable at an exercise price of $1.39 per share. The purchase price of each Pre-Funded PIPE Warrant was equal to the price at which a share of common stock was sold to the public in the Offering, minus $0.0001, and the exercise price of each Pre-Funded PIPE Warrant was $0.0001 per share. As of December 31, 2022, all Pre-Funded PIPE Warrants were exercised.

The Offering and the Private Placement closed on June 2, 2022. The net proceeds to the Company from the Offering and the Private Placement were approximately $14.9 million, after deducting fees and expenses. Subject to certain ownership limitations, the PIPE Warrants are exercisable upon issuance.

The Company has accounted for the common stock related to the Offering and Private Placement as equity on the accompanying consolidated balance sheet as of December 31, 2022. The amount allocated to common stock was $2.0 million. This allocation is equal to the total proceeds of $15.0 million less the amount allocated to Warrants of $12.9 million and is also net of the direct and incremental costs associated with the Offering and Private Placement of $0.1 million. The Black-Scholes pricing model was used to calculate the value of Warrants relating to the Offering and Private Placement.

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

Armistice exercised the Prior Warrant on July 10, 2023, and the Company received gross proceeds of approximately $13.8 million.

Note 13. Stock-Based Compensation
The Board of Directors adopted the 2018 Long-Term Incentive Plan (“2018 LTIP”) on January 29, 2018 as a replacement for the Company's prior 2007 Long Term Incentive Plan. As of December 31, 2023, the maximum number of shares of common stock with respect to which awards may be issued under the 2018 LTIP, as amended and restated, was 2,618,182. As of December 31, 2023, the 2018 LTIP had 1,403,325 shares of common stock available for grant. The Compensation Committee of the Board of Directors (the “Committee”) is responsible for the administration of the 2018 LTIP, including the grant of stock based awards and other financial incentives including performance based incentives to employees, non‑employee directors and consultants.
The Company's stock option agreements under the 2018 LTIP allow for the payment of the exercise price of vested stock options either through cash remittance in exchange for newly issued shares, or through non‑cash exchange of previously issued shares held by the recipient for at least six months in exchange for our newly issued shares. The 2018 LTIP also allows for the retention of shares in payment of the exercise price and income tax withholding. The latter method results in no cash being received by the Company, but also results in a lower number of total shares being outstanding subsequently as a direct result of this exchange of shares. Shares returned to the Company in this manner are retired.
The Company recognized total stock-based compensation expense during the years ended December 31, 2023 and 2022 as follows (table in thousands):

	Year Ended December 31,
	2023	2022
Service based awards:
Restricted stock units	$375	$129
Stock option awards	557	576
	932	705
Performance based awards:
Restricted stock awards	—	(390)
Total	$932	$315
Performance Based Restricted Stock Awards
A summary of the Company’s performance based restricted stock awards during the year ended December 31, 2023 is as follows:

Performance Based Restricted Stock Awards	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2023	891	$62.70
Unvested at December 31, 2023	891	$62.70
Performance-based restricted stock awards are measured based on their fair value on the date of grant and amortized over the vesting period of 20 months. As of December 31, 2023, there is no unrecognized stock-based compensation expense related to performance-based restricted stock awards.
Service Based Restricted Stock Units
A summary of the Company’s service based restricted stock units during the year ended December 31, 2023 is as follows:

Service Based Restricted Stock Units	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2023	125,000	$1.47
Granted	313,065	$1.87
Forfeited	(54,180)	$1.37
Vested	(125,000)	$1.47
Unvested at December 31, 2023	258,885	$1.83
The fair value of service based restricted stock units are measured based on their fair value on the date of grant and amortized over the vesting period. The vesting periods range from 1-3 years. As of December 31, 2023, the unrecognized stock-based compensation expense was $0.2 million which is expected to be recognized over the next 14 months.
Service Based Stock Option Awards
The fair value of the service based stock option awards granted for the years ended December 31, 2023 and 2022 were based on the following assumptions:

December 31,
	2023	2022
Exercise price	$1.37 - $2.83	$1.28 - $1.66
Expected stock price volatility	81.6% - 81.8%	76.2% - 78.5%
Risk-free interest rate	3.41% - 4.84%	1.97% - 3.44%
Term (years)	4.0 - 6.0	5.5 - 6.0
A summary of the Company’s service based stock option activity for the year ended December 31, 2023 is as follows:

Service Based Stock Option Awards	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in $1,000's)
Outstanding at January 1, 2023	1,206,905	$8.32
Granted	497,245	$1.58
Expired	(146,230)	$22.76
Forfeited	(229,299)	$2.47
Outstanding at December 31, 2023	1,328,621	$5.22	8.5	$450
Exercisable at December 31, 2023	361,531	$14.19	7.3	$76
The aggregate intrinsic value in the table above is calculated as the difference between the closing price of the Company's common stock and the exercise price of the stock options that had strike prices below the closing price. The weighted average grant date fair value for service based stock option awards during the years ended December 31, 2023 and 2022 was $1.09 and $0.99, respectively.
As of December 31, 2023, total stock-based compensation expense related to 967,090 unvested options not yet recognized totaled approximately $0.7 million which is expected to be recognized over the next 3.0 years.
Note 14. License Agreements
Product License Agreements

The Company is a party to a Licensing Agreement between the Company and Charak, LLC (“Charak”) dated January 7, 2002 (the “2002 Agreement”) that grants the Company exclusive worldwide rights to certain patents and information related to our Triferic product. On October 7, 2018, the Company entered into a Master Services and IP Agreement (the “Charak MSA”) with Charak and Dr. Ajay Gupta, a former Officer of the Company. Pursuant to the MSA, the parties entered into three additional agreements described below related to the license of certain soluble ferric pyrophosphate (“SFP”) intellectual property owned by Charak, as well as the Employment Agreement (defined below). As of December 31, 2023 and 2022, the Company has accrued $85,400 and $87,900, respectively, relating to certain IP reimbursement expenses and certain sublicense royalty fees as an accrued liability on the consolidated balance sheets.
Pursuant to the Charak MSA, the aforementioned parties entered into an Amendment, dated as of October 7, 2018 (the “Charak Amendment”), to the 2002 Agreement, under which Charak granted the Company an exclusive, worldwide, non-transferable license to commercialize SFP for the treatment of patients with renal failure. The Charak Amendment amends the royalty payments due to Charak under the 2002 Agreement such that the Company is liable to pay Charak royalties on net sales by the Company of products developed under the license, which includes the Company’s Triferic product, at a specified rate until December 31, 2021 and thereafter at a reduced rate from January 1, 2022 until February 1, 2034. Additionally, the Company is required to pay Charak a percentage of any sublicense income during the term of the agreement, which cannot be less than a minimum specified percentage of net sales of the licensed products by the sublicensee in jurisdictions where there exists a valid claim, on a country-by-country basis, and be no less than a lower rate of the net sales of the licensed products by the sublicensee in jurisdictions where there exists no valid claim, on a country-by-country basis.
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
The potential milestone payments are not yet considered probable, and no milestone payments have been accrued at December 31, 2023.
Note 15. Commitments and Contingencies
Insurance
The Company evaluates various kinds of risk that it is exposed to in its business. In its evaluation of risk, the Company evaluates options and alternatives to mitigating such risks. For certain insurable risks, Rockwell may acquire insurance policies to protect against potential losses or to partially insure against certain risks. For the Company's subsidiary, Rockwell Transportation, Inc., Rockwell maintains a partially self-insured workers' compensation policy. Under the policy, its self‑insurance retention is $350,000 per occurrence and $618,000 in aggregate coverage for the policy year ending June 1, 2024. The total amount at December 31, 2023 by which retention limits exceed the claims paid and accrued is approximately $535,000 for the policy year ending July 1, 2023. Estimated loss and additional future claims of approximately $254,000 have been reserved and accrued for the year ended December 31, 2023.
As of December 31, 2023, approximately $0.4 million was held in cash collateral and escrow by the insurance carrier for workers’ compensation insurance. At December 31, 2023, amounts held in cash collateral and escrow are included in prepaid expenses and other non-current assets in the consolidated financial statements.

Litigation

    The Company may be involved in certain routine legal proceedings from time to time before various courts and governmental agencies. The Company cannot predict the final disposition of such proceedings. The Company regularly reviews legal matters and record provisions for claims considered probable of loss. The resolution of these pending proceedings is not expected to have a material effect on its operations or consolidated financial statements in the period in which they are resolved.

Note 16. Leases
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
The following summarizes quantitative information about the Company’s operating and finance leases (dollars in thousands):

	For the year ended December 31,
	2023	2022
Operating leases
Operating lease cost	$1,672	$1,710
Variable lease cost	497	388
Operating lease expense	2,169	2,098
Finance leases
Amortization of right-of-use assets	565	565
Interest on lease obligations	147	179
Finance lease expense	712	744
Short-term lease rent expense	17	17
Total rent expense	$2,898	$2,859

Other information
Operating cash flows from operating leases	$1,777	$1,772
Operating cash flows from finance leases	$147	$179
Financing cash flows from finance leases	$522	$482
Right of use assets obtained in exchange for operating lease liabilities	$—	$768
Weighted-average remaining lease term - operating leases	2.3	3.0
Weighted-average remaining lease term – finance leases	3.5	4.4
Weighted-average discount rate - operating leases	6.5%	6.4%
Weighted-average discount rate – finance leases	6.4%	6.4%
Future minimum rental payments under operating and finance lease agreements are as follows (table in thousands):

	Operating	Finance
Year ending December 31, 2024	$1,511	$672
Year ending December 31, 2025	1,021	676
Year Ended December 31, 2026	362	666
Year Ended December 31, 2027	129	311
Year Ended December 31, 2028	2	—
Total	3,025	2,325
Less present value discount	(211)	(237)
Operating and Finance lease liabilities.	$2,814	$2,088
Note 17. Loan and Security Agreement
    On March 16, 2020, Rockwell and Rockwell Transportation, Inc., as Borrowers, entered into a Loan and Security Agreement (the "Loan Agreement") with Innovatus Life Sciences Lending Fund I, LP ("Innovatus"), as collateral agent and the lenders party thereto, pursuant to which Innovatus, as a lender, agreed to make certain term loans to the Company in the aggregate principal amount of up to $35.0 million (the "Term Loans"). Funding of the first $22.5 million tranche was completed on March 16, 2020. The Company is no longer eligible to draw on additional tranches, which were tied to the achievement of certain milestones. Net draw down proceeds were $21.2 million with closing costs of $1.3 million. The Company also owes an additional fee equal to 4.375% of the funded amount of the Term Loans, or $1.0 million (such additional fee, the “Final Fee”) at maturity. The Company is accreting up to this Final Fee premium with a charge against interest expense on the accompanying consolidated statements of operations.

In connection with each funding of the Term Loans, the Company was required to issue to Innovatus a warrant (the “Warrants”) to purchase a number of shares of the Company’s common stock equal to 3.5% of the principal amount of the relevant Term Loan funded divided by the exercise price. In connection with the first tranche of the Term Loans, the Company issued a Warrant to Innovatus, exercisable for, after considering the impact of the reverse stock split as further described in Note 12, an aggregate of 43,388 shares of the Company’s common stock at an exercise price of $18.15 per share. The Warrant may be exercised on a cashless basis and is immediately exercisable through the seventh anniversary of the applicable funding date. The number of shares of common stock for which the Warrant is exercisable and the associated exercise price are subject to certain proportional adjustments as set forth in such Warrant. The Company evaluated the warrant under ASC 470, Debt, and recognized an additional debt discount of approximately $0.5 million based on the relative fair value of the base instruments and warrants. The Company calculated the fair value of the warrant using the Black-Scholes model.

The Term Loan was scheduled to mature on March 16, 2025, and bear interest at the greater of (i) Prime Rate (as defined in the Loan Agreement) and (ii) 4.75%, plus 4.00% with an initial interest rate of 8.75% per annum and an effective interest rate of 12.50% as of December 31, 2023. The Company had the option, under certain circumstances, to add 1.00% of such interest rate amount to the then outstanding principal balance in lieu of paying such amount in cash. For the year ended December 31, 2023, interest expense amounted to $1.2 million.

The Loan Agreement is secured by all assets of the Company and Rockwell Transportation, Inc. and contains customary representations and warranties and covenants, subject to customary carve outs, and initially included financial covenants related to liquidity and sales of Triferic. There can be no assurances that the Company can maintain compliance with the covenants under the Loan Agreement, which may result in an event of default. The Company's ability to comply with these covenants may be adversely affected by events beyond its control. For example, the Loan Agreement contains certain financial covenants relating to sales and, as a result of geopolitical and other factors, the Company may not be able to satisfy such covenants in the future. If the Company is unable to comply with the covenants under the Loan Agreement, it would pursue all available cure options in order to regain compliance. The Company previously failed to satisfy a revenue covenant for the period ended December 31, 2020 and then subsequently agreed to an appropriate remedy during the applicable cure period. However, the Company may not be able to mutually agree with Innovatus on appropriate remedies to cure a future breach of a covenant, which could give rise to an event of default. If the Company is unable to avoid an event of default, any required repayments could have an adverse effect on its liquidity. The financial statements for December 31, 2023 have been prepared with the assumption that the Company will be able to agree to an appropriate remedy during the applicable cure period for any future breaches of operating covenants.

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

On November 10, 2022, the Company entered into a Second Amendment to the Loan and Security Agreement (the “Second Amendment”) dated as of November 14, 2022 with Innovatus. Pursuant to the Second Amendment, the Company (i) prepaid an additional aggregate principal amount of $5.0 million in Term Loans in one installment on November 14, 2022; and (ii) paid interest only payments until September 2023, at which time it resumed scheduled debt payments. The financial covenant related to the sales of Triferic was replaced with the trailing 6 months revenue of our concentrates products. The Company's ability to comply with the covenants under the Loan Agreement may be adversely affected by events beyond its control. If the Company is unable to comply with the covenants under the Loan Agreement, it would pursue all available cure options in order to regain compliance. However, the Company may not be able to mutually agree with Innovatus on appropriate remedies to cure a future breach of a covenant, which could give rise to an event of default. However, as of December 31, 2023, the Company was in compliance with its covenants under the Loan Agreement.

On January 2, 2024, the Company's Loan Agreement was amended to include, among other things, an interest-only period for 30 months, or up to 36 months if certain conditions are met, and extend the maturity date to January 1, 2029. (See Note 19 for further detail).
As of December 31, 2023, the outstanding balance of the Term Loan was $8.3 million, net of unamortized issuance costs, discount of $0.4 million, and including $0.7 million of premium accretion.

The following table reflects the schedule of principal payments on the Term Loan as of December 31, 2023 after giving effect to the January 2, 2024 amendment (in thousands):

Year		Principal Payments
2024		$—
2025		$—
2026	$	$1,333
2027		3,200
2028		3,200
2029		267
Total		$8,000

Note 18. Income Taxes
A reconciliation of income tax expense at the statutory rate to income tax expense at our effective tax rate is as follows (dollars in thousands):

	Year Ended December 31,
	2023	2022
Tax Benefit Computed of Pretax Loss	$(1,772)	$(4,361)
Changes in Tax Laws	—	—
Foreign Income Tax Expense	—	—
Effect of Change in Valuation Allowance	1,772	4,361
Total Income Tax Expense	$—	$—

The details of the net deferred tax asset are as follows (dollars in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net Operating Loss Carryforward	$72,612	$70,686
Stock Based Compensation	7,856	7,792
General Business Credit	6,872	6,872
Research & Experimental Expenses	459	371
Inventories	398	234
Accrued Expenses	144	605
Deferred License Revenue	118	983
Other Deferred Tax Assets	1,989	1,274
Total Deferred Tax Assets	90,448	88,817
Deferred Tax Liabilities:
Goodwill & Intangible Assets	259	224
Prepaid Expenses	181	316
Book over Tax Depreciation	35	8
Total Deferred Tax Liabilities	475	548
Subtotal	89,973	88,269
Valuation Allowance	(89,973)	(88,269)
Net Deferred Tax Asset	$—	$—

Deferred tax assets result primarily from net operating loss carryforwards. For federal tax purposes, we have net operating loss carryforwards of approximately $321.4 million of which approximately $164.7 million began expiring in 2023 and will continue to expire through 2038.

In assessing the potential for realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company recognized no income tax expense or benefit for the years ended December 31, 2023 and 2022. Considered together with the Company's limited history of operating income and its net losses in 2023 and 2022, management has placed a full valuation allowance against the net deferred tax assets as of December 31, 2023 and 2022.

Rockwell accounts for its uncertain tax positions in accordance with ASC 740‑10, Income Taxes and the amount of unrecognized tax benefits related to tax positions is not significant at December 31, 2023 and 2022. The Company has not been under tax examination in any jurisdiction for the years ended December 31, 2023 and 2022. A recent IRC Section 382 study has not been performed, which could limit the value of the Company's net operating losses.
Note 19. Subsequent Events
Third Amendment to Loan Agreement
On January 2, 2024, the Company and Rockwell Transportation, Inc. entered into the Third Amendment to and Restatement of the Loan and Security Agreement (the "A&R Loan Agreement") with Innovatus, dated January 1, 2024 (the "A&R Effective Date"). The A&R Loan Agreement provides for the continuation of term loans initially borrowed under the Loan Agreement amounting to $8.0 million as of the A&R Effective Date. The Company will make interest-only payments on the Term Loans for 30 months, or up to 36 months if certain conditions are met. The Term Loans will mature on the fifth anniversary of the A&R Effective Date, unless earlier repaid. The Term Loans will bear interest at the greater of (i) Prime Rate (as defined in the A&R Loan Agreement) and (ii) 7.50%, plus 3.50%. At the Company's option, 2.00% of the interest due on any applicable interest payment date during the interest-only period may be paid in-kind by adding such amount to the then outstanding principal balance of the Term Loans.
The Term Loans may be voluntarily prepaid in full (but not partially) at any time, upon at least seven business days’ prior notice. In connection with any voluntary prepayment or satisfaction of the Term Loans prior to the maturity date

(including any acceleration), the Company will pay all accrued and unpaid interest and all other amounts due in connection with the Term Loans, together with (x) a prepayment fee (the “Prepayment Fee”) equal to: (i) 6.0% of the principal amount of the Term Loans prepaid if the payment is made before the first anniversary of the A&R Effective Date; (ii) 2.0% of the principal amount of the Term Loans prepaid if the payment is made after the first anniversary of the A&R Effective Date but on or before the second anniversary of the A&R Effective Date; (iii) 1.0% of the principal amount of the Term Loans prepaid if the payment is made after the second anniversary of the A&R Effective Date but on or before the third anniversary of the A&R Effective Date; or (iv) 0% of the principal amount of the Term Loans prepaid if the payment is made after the third anniversary of the A&R Effective Date through maturity, and (y) an additional fee equal to 4.375% of the funded amount of the Term Loans Final Fee. The Term Loans will be mandatorily prepaid upon a change in control of the Company, or upon any early termination/acceleration of the Term Loans. In the event of a mandatory prepayment of the Term Loans, the Company shall be required to pay the Prepayment Fee (if applicable), as well as the Final Fee. The Final Fee shall be due and payable at maturity if it has not previously been paid in full in connection with a prepayment of the Term Loans.
The A&R Loan Agreement is secured by all assets of the Company and Rockwell Transportation, Inc. Proceeds were used for working capital purposes. The A&R Loan Agreement contains customary representations and warranties and affirmative and negative covenants, subject to exceptions as described in the A&R Loan Agreement. The A&R Loan Agreement includes a financial covenant that requires actual consolidated revenue from the sale and supply of hemodialysis products for the trailing six-month period (ended on the date when tested), to be not less than 85.0% of the projections for the same period and, beginning with the quarter ending September 30, 2024, actual consolidated revenue from the sale and supply of hemodialysis products for the trailing six-month period (ended on the date when tested), to be not less than 80.0% of the projections for the same period. The A&R Loan Agreement also includes a financial covenant that requires that the Company to maintain minimum liquidity of the greater of (x) the Company’s three-month cash burn or (y) the sum of $1.5 million and the aggregate amount of finance lease payments required to be made during the succeeding 12 months (or during a continuing event of default, the aggregate amount of finance lease payments required to be made during the entire term of such capital leases).
In connection with the execution of the A&R Loan Agreement, on January 2, 2024, the Company issued to Innovatus a warrant to purchase 191,096 shares of the Company’s common stock with an exercise price of $1.83 per share. The warrant may be exercised on a cashless basis, and is immediately exercisable through the January 2, 2029. The number of shares of common stock for which the warrant is exercisable and the exercise price are subject to certain proportional adjustments as set forth in the warrant.