Form 10-Q
period 2024-03-31
ROCKWELL MEDICAL, INC.
filed 2024-05-14
CIK 1041024

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
The number of shares of common stock outstanding as of May 10, 2024 was 30,315,684.

Rockwell Medical, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

	March 31, 2024	December 31, 2023
ASSETS
Cash and Cash Equivalents	$6,642	$8,983
Investments Available-for-Sale	1,977	1,952
Accounts Receivable, net	11,094	10,901
Inventory, net	6,073	5,871
Prepaid and Other Current Assets	910	1,063
Total Current Assets	26,696	28,770
Property and Equipment, net	6,134	6,402
Inventory, Non-Current	178	178
Right of Use Assets - Operating, net	3,884	2,713
Right of Use Assets - Financing, net	1,762	1,903
Intangible Assets, net	10,621	10,759
Goodwill	921	921
Other Non-Current Assets	527	527
Total Assets	$50,723	$52,173
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts Payable	$4,919	$4,516
Accrued Liabilities	5,253	7,149
Deferred Consideration - Current	2,500	2,500
Lease Liabilities - Operating - Current	1,464	1,381
Lease Liabilities - Financing - Current	566	558
Deferred License Revenue - Current	46	46
Insurance Financing Note Payable	—	244
Customer Deposits	201	243
Total Current Liabilities	14,949	16,637

Lease Liabilities-Operating - Long-Term	2,504	1,433
Lease Liabilities-Financing - Long-Term	1,384	1,530
Term Loan - Long-Term, net of issuance costs	8,265	8,293
Deferred License Revenue - Long-Term	464	475
Deferred Consideration - Long-Term	2,500	2,500
Long Term Liability - Other	14	14
Total Liabilities	30,080	30,882

	March 31, 2024	December 31, 2023
Stockholders’ Equity:
Preferred Stock, $0.0001 par value, 2,000,000 shares authorized; 15,000 shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common Stock, $0.0001 par value; 170,000,000 shares authorized; 29,556,474 and 29,130,607 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	3	3
Additional Paid-in Capital	419,545	418,487
Accumulated Deficit	(398,929)	(397,198)
Accumulated Other Comprehensive Income (Loss)	24	(1)
Total Stockholders’ Equity	20,643	21,291
Total Liabilities and Stockholders’ Equity	$50,723	$52,173

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Net Sales	$22,676	$19,668
Cost of Sales	19,612	17,069
Gross Profit	3,064	2,599
Research and Product Development	18	278
Selling and Marketing	594	498
General and Administrative	3,776	3,250
Operating Loss	(1,324)	(1,427)

Other Expense:
Interest Expense	(431)	(387)
Interest Income	24	64
Total Other Expense, net	(407)	(323)

Net Loss	$(1,731)	$(1,750)

Basic and Diluted Net Loss per Share	$(0.06)	$(0.10)
Basic and Diluted Weighted Average Shares Outstanding	29,327,204	18,359,940

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Net Loss	$(1,731)	$(1,750)
Unrealized Gain (Loss) on Available-for-Sale Investments	25	(3)
Foreign Currency Translation Adjustments	—	(4)
Comprehensive Loss	$(1,706)	$(1,757)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS' EQUITY
	SHARES	AMOUNT	SHARES	AMOUNT
Balance as of January 1, 2024	15,000	$—	29,130,607	$3	$418,487	$(397,198)	$(1)	$21,291
Net Loss	—	—	—	—	—	(1,731)	—	(1,731)
Unrealized Gain on Available-for-Sale Investments	—	—	—	—	—	—	25	25
Issuance of Common Stock, net of offering costs/At-The-Market	—	—	358,210	—	560	—	—	560
Vesting of Restricted Stock Units Issued, net of taxes withheld	—	—	67,657	—	—	—	—	—
Issuance of Warrant in connection with the Third Amendment (Note 11)	—	—	—	—	247	—	—	247
Stock-based Compensation	—	—	—	—	251	—	—	251
Balance as of March 31, 2024	15,000	$—	29,556,474	$3	$419,545	$(398,929)	$24	$20,643

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

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Cash Flows From Operating Activities:
Net Loss	$(1,731)	$(1,750)
Adjustments To Reconcile Net Loss To Net Cash Used In Operating Activities:
Depreciation and Amortization	545	160
Stock-based Compensation	251	193
Non-cash Lease Expense from Right of Use Assets	519	485
Amortization of Debt Financing Costs and Accretion of Debt Discount and Premium	219	92
Loss on Disposal of Assets	—	1
Changes in Operating Assets and Liabilities:
Accounts Receivable, net	(193)	238
Inventory	(202)	219
Prepaid and Other Assets	153	505
Accounts Payable	403	1,149
Lease Liabilities	(395)	(336)
Accrued and Other Liabilities	(1,938)	(3,295)
Deferred License Revenue	(11)	(1,537)
Net Cash Used In Operating Activities	(2,380)	(3,876)
Cash Flows From Investing Activities:
Purchase of Investments Available-for-Sale	—	(2,053)
Sale of Investments Available-for-Sale	—	7,500
Purchase of Equipment	(139)	(145)
Net Cash (Used In) Provided by Investing Activities	(139)	5,302
Cash Flows From Financing Activities:
Payments on Insurance Financing Note Payable	(244)	(503)
Payments on Financing Lease Liabilities	(138)	(128)
Proceeds from Issuance of Common Stock	560	—
Net Cash Provided by (Used In) Financing Activities	178	(631)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	(3)

Net (Decrease) Increase in Cash and Cash Equivalents	(2,341)	792
Cash and Cash Equivalents at Beginning of Period	8,983	10,102
Cash and Cash Equivalents at End of Period	$6,642	$10,894
Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$234	$295
Supplemental Disclosure of Non-cash Investing and Financing Activities:
Issuance of Warrant in connection with the Third Amendment as Debt Issuance Costs	$247	$—
Change in Unrealized (Loss) Gain on Investments Available-for-Sale	$25	$(3)
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

Rockwell is the largest supplier of liquid bicarbonate concentrates and the second largest supplier of acid and dry bicarbonate concentrates for dialysis patients in the United States. Hemodialysis is the most common form of end-stage kidney disease treatment and is usually performed at freestanding outpatient dialysis centers, at hospital-based outpatient centers, at skilled nursing facilities, or in a patient’s home.

Rockwell manufactures hemodialysis concentrates at its facilities in Michigan, South Carolina, and Texas totaling approximately 175,000 square feet, and manufactures its dry acid concentrate mixers at its facility in Iowa. Additionally, in July 2023, the Company purchased customer relationships, equipment and inventory from Evoqua Water Technologies related to manufacturing and sale of hemodialysis concentrates products, all of which are manufactured under a contract manufacturing agreement with a third-party organization in Minnesota.

Rockwell delivers the majority of its hemodialysis concentrates products and mixers to dialysis clinics throughout the United States and internationally utilizing its own delivery trucks and third-party carriers.

The Company operates in a single segment.

Rockwell was incorporated in the state of Michigan in 1996 and re-domiciled to the state of Delaware in 2019. Rockwell's headquarters is located at 30142 Wixom Road, Wixom, Michigan 48393.
2.  Liquidity and Capital Resources
As of March 31, 2024, Rockwell had approximately $8.6 million of cash, cash equivalents, and investments available-for-sale, and working capital of $11.7 million. Net cash used in operating activities for the three months ended March 31, 2024 was approximately $2.4 million. Based on the currently available working capital along with the expectation of management of its ability to execute on its operational plans as discussed below, management believes the Company currently has sufficient funds to meet its operating requirements for at least the next twelve months from the date of the filing of this report.
The Company continues to review its operational plans and execute on the acquisition of new customers, and has implemented cost containment activities. The Company may require additional capital to sustain its operations and make the investments it needs to execute its strategic plan. Additionally, the Company's operational plans include raising capital, if needed, by using the remaining $10.4 million available under its at-the-market ("ATM") facility or other methods or forms of financings, subject to existing limitations. If the Company attempts to obtain additional debt or equity financing, the Company cannot assume such financing will be available on favorable terms, if at all.

The Company is subject to certain covenants and cure provisions under its Loan Agreement with Innovatus, which, on January 2, 2024, was amended to include, among other things, an interest-only period for 30 months, or up to 36 months if certain conditions are met, and to extend the maturity date to January 1, 2029 (See Note 15 for further detail). As of March 31, 2024, the Company is in compliance with all covenants.

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

The condensed consolidated balance sheet at March 31, 2024, and the condensed consolidated statements of operations, comprehensive loss, and changes in stockholders' equity, and cash flows for the three months ended March 31, 2024 and 2023 are unaudited, but include all adjustments, consisting of normal recurring adjustments the Company considers necessary for a fair presentation of the financial position, operating results, and cash flows for the periods presented. The results for the three months ended March 31, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024 or for any future interim period. The condensed consolidated balance sheet at December 31, 2023 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2023 and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 as filed with the SEC on March 21, 2024. The Company’s consolidated subsidiaries consist of its wholly-owned subsidiaries, Rockwell Transportation, Inc. and Rockwell Medical India Private Limited.

The accompanying condensed consolidated interim financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Loss Per Share
Basic and diluted net loss per share for the three months ended March 31, 2024 and 2023 was calculated as follows:

	Three Months Ended March 31,
(In thousands, except share and per share amounts)	2024	2023
Numerator:
Net loss	$(1,731)	$(1,750)
Net loss attributable to common stockholders	$(1,731)	$(1,750)

Denominator:
Weighted average number of shares of common stock outstanding - basic and diluted	29,327,204	18,359,940
Net loss per share attributable to common stockholders - basic and diluted	$(0.06)	$(0.10)
Included within the weighted average shares of common stock outstanding for the three months ended March 31, 2023 are 5,911,000 shares of common stock issuable upon the exercise of certain pre-funded warrants, as the warrants were exercisable at any time for nominal consideration and, as such, the shares were considered outstanding for the purpose of calculating basic and diluted net loss per share attributable to common stockholders. There were no unexercised pre-funded warrants as of March 31, 2024.
The Company’s potentially dilutive securities include stock options, restricted stock awards and units, convertible preferred stock and warrants. These securities were excluded from the computations of diluted net loss per share for the three months ended March 31, 2024 and 2023, as the effect would be to reduce the net loss per share. The following table includes the potential shares of common stock, presented based on amounts outstanding at each period end, that were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	As of March 31,
	2024	2023
Warrants to Purchase Common Stock	3,984,484	10,196,268
Options to Purchase Common Stock	1,876,031	1,194,202
Convertible Preferred Stock	1,363,636	1,363,636
Unvested Restricted Stock Units	441,218	125,000
Unvested Restricted Stock Awards	891	891
Total	7,666,260	12,879,997
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
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is in the process of determining the effect this ASU will have on the consolidated financial statements.
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
4.  Asset Acquisition
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
The transaction was accounted for as an asset acquisition, as the acquired assets did not meet the definition of a business as defined by Accounting Standards Codification ("ASC") 805, Business Combinations.

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
The fair value of the customer relationships intangible asset was determined using a multi-period excess earnings method, a form of the income approach, which incorporates the estimated future cash flows to be generated from the customer base. Key assumptions included discounted cash flow, estimated life cycle and customer attrition rates. Customer relationships are being amortized over a period of 20 years. Given that the acquired equipment had been recently purchased and recorded at fair value, the Company determined the fair value of the equipment using a cost approach, which considered assumptions over the equipment's current replacement cost and useful life. Inventory was purchased directly from the contract manufacturer holding the inventory, which approximated fair value.
During the three months ended March 31, 2024, the Company recorded amortization of its customer relationship intangible asset of $0.1 million, resulting in a net intangible asset of $10.6 million as of March 31, 2024.
Estimated future amortization expense on the Company's customer relationships intangible asset as of March 31, 2024 is as follows (table in thousands):

Year ended December 31:
2024 (remainder of year)	$414
2025	552
2026	552
2027	552
2028	552
Thereafter	7,999
Total	$10,621
5.  Revenue Recognition

The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers, issued by the FASB. The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

•Step 1: Identify the contract with the customer
•Step 2: Identify the performance obligations in the contract
•Step 3: Determine the transaction price
•Step 4: Allocate the transaction price to the performance obligations in the contract
•Step 5: Recognize revenue when the company satisfies a performance obligation
Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by Rockwell from a customer, are excluded from revenue.
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
Rockwell's customer mix is diverse, with most customer sales concentrations under 10% and one customer, DaVita, Inc. ("DaVita"), at approximately 44% and 48% of total net product sales for the three months ended March 31, 2024 and 2023, respectively. Rockwell's accounts receivable from this customer were approximately 19% of the total net consolidated accounts receivable balance at each of March 31, 2024 and December 31, 2023. See below and Note 10 for additional information regarding the Company's contracts with DaVita.
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
For the majority of the Company's international customers, the Company recognizes revenue at the shipping point, which is generally the Company's plant or warehouse. For other business, the Company recognizes revenue based on when the customer takes control of the product. The amount of revenue recognized is based on the purchase order less returns and adjusted for any rebates, discounts, chargebacks or other amounts paid to customers estimated at the time of sale. Customers typically pay for the product based on customary business practices with payment terms averaging 30 days, while a small subset of customers have payment terms averaging 60 days.
Deferred License Revenue
The Company received upfront fees under five distribution and license agreements that have been deferred as a contract liability and presented on the accompanying condensed consolidated balance sheets as deferred license revenue.  The amounts received from Wanbang Biopharmaceuticals Co., Ltd. (“Wanbang”), Sun Pharmaceutical Industries Ltd. ("Sun Pharma"), Jeil Pharmaceutical Co., Ltd. ("Jeil Pharma") and Drogsan Pharmaceuticals ("Drogsan Pharma") are recognized as revenue over the estimated term of the applicable distribution and license agreement as regulatory approval was not received and the Company did not have sufficient experience in China, India, South Korea and Turkey, respectively, to determine that regulatory approval was probable as of the execution of the agreement. The amounts received from Baxter Healthcare Corporation (“Baxter”) were deferred and recognized as revenue at the point in time the estimated product sales under the agreement occurred. During the three months ended March 31, 2023, all remaining deferred revenue relating to the Baxter agreement was recognized as revenue. For additional information related to the Company's deferred license revenue, see Note 10.
Product Purchase Agreements
On September 18, 2023, the Company and its long-time partner, DaVita, Inc. ("DaVita"), a leading provider of kidney care, entered into an Amended and Restated Products Purchase Agreement (the "Amended Agreement"), which amends and restates the Product Purchase Agreement, dated July 1, 2019, as amended, under which the Company supplies DaVita with certain dialysis concentrates. Under the Amended Agreement, the Company and DaVita agreed to an increase in product pricing, effective September 1, 2023 and a one-time payment of $0.4 million to Rockwell on or after December 1, 2023, which was recorded as revenue recognized during the fourth quarter of 2023. The term of the Amended Agreement will expire on December 31, 2024. DaVita will have the right, in its sole discretion upon written notice to the Company given no later than September 30, 2024, to further extend the term through December 31, 2025. In the event of such an extension, product pricing will be increased for the extended term. In addition, DaVita is required to provide the Company with nine-month purchasing forecasts and a commitment to purchase at least the forecasted amounts. In the event that DaVita does not meet its forecasts, it is required to pay the Company for the amount forecasted or purchase additional product; otherwise, the Company may terminate the Amended Agreement. Upon expiration or termination of the Amended Agreement, and upon request by DaVita, the Company has agreed it would provide transition services to DaVita during a transition period.
Disaggregation of revenue
Revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

In thousands	Three Months Ended March 31, 2024
Products By Geographic Area	Total	U.S.	Rest of World
Drug Revenues
License Fee – Over time	$11	$—	$11
Total Drug Products	11	—	11
Concentrate Products
Product Sales – Point-in-time	22,665	20,934	1,731
Total Concentrate Products	22,665	20,934	1,731
Net Revenue	$22,676	$20,934	$1,742

In thousands	Three Months Ended March 31, 2023
Products By Geographic Area	Total	U.S.	Rest of World
Drug Revenues
License Fee – Over time	$65	$—	$65
Total Drug Products	65	—	65
Concentrate Products
Product Sales – Point-in-time	18,131	16,459	1,672
License Fee – Over time	1,472	1,472	—
Total Concentrate Products	19,603	17,931	1,672
Net Revenue	$19,668	$17,931	$1,737
Contract balances
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

In thousands	March 31, 2024	December 31, 2023	January 1, 2023
Accounts Receivable, net	$11,094	$10,901	$6,259
Contract Liabilities, which are included in deferred license revenue	$510	$521	$4,331
There were no other material contract assets recorded on the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023.  The Company does not generally accept returns of its concentrate products and no material reserve for returns of concentrates products was established as of March 31, 2024 or December 31, 2023.
The contract liabilities primarily relate to upfront fees under distribution and license agreements with Wanbang, Sun Pharma, Jeil Pharma, and Drogsan Pharma.
Transaction price allocated to remaining performance obligations
For the three months ended March 31, 2024 and 2023, the Company recognized an immaterial amount and $1.5 million as revenue from amounts classified as contract liabilities (i.e., deferred license revenue) as of December 31, 2023 and 2022, respectively.
Revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, contracts where revenue is recognized as invoiced and contracts with variable consideration related to undelivered performance obligations, totaled $0.5 million as of March 31, 2024. The amount relates primarily to upfront payments and consideration received from customers that are received in advance of the customer assuming control of the related products. The Company applies the practical expedient in ASC 606, paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.
6.  Investments - Available-for-Sale
Investments available-for-sale consisted of the following as of March 31, 2024 and December 31, 2023 (table in thousands):

	March 31, 2024
	Amortized Cost	Unrealized Gain	Unrealized Loss	Accrued Interest	Fair Value
Available-for-Sale Securities
Debt securities	$1,948	$29	$—	$—	$1,977

	December 31, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Accrued Interest	Fair Value
Available-for-Sale Securities
Debt securities	$1,948	$4	$—	$—	$1,952
The fair value of investments available-for-sale are determined using quoted market prices from daily exchange-traded markets based on the closing price as of the balance sheet date and are classified as a Level 1 measurement under ASC 820 Fair Value Measurements.
As of March 31, 2024 and December 31, 2023, our available-for-sale securities were all due within one year.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
7.  Inventory
Components of inventory, net of reserves, as of March 31, 2024 and December 31, 2023 are as follows (table in thousands):

	March 31, 2024	December 31, 2023
Inventory - Current Portion
Raw Materials	$2,024	$2,250
Work in Process	241	351
Finished Goods	3,808	3,270
Total Current Inventory	6,073	5,871
Inventory - Long Term (1)	178	178
Total Inventory	$6,251	$6,049
__________
1.Represents inventory related to Triferic raw materials, which is expected to be utilized for the Company's international partnerships, net of a reserve of $1.1 million related to the termination of the development of Triferic in Wanbang in 2023 as a result of the failure to demonstrate efficacy when compared with a placebo in its phase III clinical studies.
As of March 31, 2024 and December 31, 2023, Rockwell had total current concentrate inventory aggregating $6.1 million and $5.9 million, respectively, against which Rockwell had reserved $25,000 at each of March 31, 2024 and December 31, 2023, respectively.
8.  Property and Equipment
As of March 31, 2024 and December 31, 2023, the Company’s property and equipment consisted of the following (table in thousands):

	March 31, 2024	December 31, 2023
Leasehold Improvements	$1,423	$1,423
Machinery and Equipment	11,268	11,131
Information Technology & Office Equipment	1,847	1,845
Laboratory Equipment	807	807
Total Property and Equipment	15,345	15,206
Accumulated Depreciation and Amortization	(9,211)	(8,804)
Property and Equipment, net	$6,134	$6,402
Depreciation and amortization expense for the three months ended March 31, 2024 and 2023 was $0.4 million and $0.2 million, respectively.
9.  Accrued Liabilities
Accrued liabilities as of March 31, 2024 and December 31, 2023 consisted of the following (table in thousands):

	March 31, 2024	December 31, 2023
Accrued Compensation and Benefits	$1,507	$2,413
Accrued Unvouchered Receipts	1,164	1,663
Accrued Manufacturing Expense	827	1,064
Accrued Workers Compensation	219	254
Other Accrued Liabilities	1,536	1,755
Total Accrued Liabilities	$5,253	$7,149

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
The remaining agreements with Sun Pharma, Jeil Pharmaceutical, and Drogsan Pharmaceuticals comprise the current and long-term portions of deferred license revenue on the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023.
11.  Stockholders’ Equity
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

The Series X Preferred Stock was issued for a price of $1,000 per share (the "Face Amount"), subject to accretion at a rate of 1% per annum, compounded annually. If the Company’s common stock trades above $22.00 for a period of 30 calendar days, the accretion will thereafter cease. As of March 31, 2024, the Series X Preferred Stock accreted a total $0.2 million.

The Series X Convertible Preferred Stock is convertible to common stock at a rate equal to the Face Amount, divided by a conversion price of $11.00 per share (subject to adjustment for future stock splits, reverse stock splits and similar recapitalization events). As a result, each share of Series X Preferred Stock will initially convert into approximately 91 shares of common stock. DaVita’s right to convert to common stock is subject to a beneficial ownership limitation, which is initially set at 9.9% of the outstanding common stock, which limitation may be reset (not to exceed 19.9%) at DaVita’s option and upon providing prior written notice to the Company. In addition, any debt financing is limited by the terms of our Securities Purchase Agreement with DaVita. Specifically, until DaVita owns less than 50% of its investment, the Company may only incur additional debt in the form of a purchase money loan, a working capital line of up to $5 million, or to refinance existing debt, unless DaVita consents.

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

As of each of March 31, 2024 and December 31, 2023, there were 2,000,000 shares of preferred stock, $0.0001 par value per share, authorized and 15,000 shares of preferred stock issued and outstanding.
Common Stock
As of March 31, 2024 and December 31, 2023, there were 170,000,000 shares of common stock, $0.0001 par value per share, authorized and 29,556,474 and 29,130,607 shares issued and outstanding, respectively.
As of March 31, 2024 and 2023, the Company reserved for issuance the following shares of common stock related to the potential exercise of employee stock options, unvested restricted stock, convertible preferred stock, pre-funded warrants and all other warrants (collectively, "common stock equivalents"):

	As of March 31,
Common stock and common stock equivalents:	2024	2023
Common stock	29,556,474	12,552,673
Common stock issuable upon exercise of pre-funded warrants	—	5,911,000
Common stock and pre-funded stock warrants	29,556,474	18,463,673
Options to Purchase Common Stock	1,876,031	1,194,202
Unvested Restricted Stock Awards	891	891
Unvested Restricted Stock Units	441,218	125,000
Convertible Preferred Stock	1,363,636	1,363,636
Warrants to Purchase Common Stock	3,984,484	10,196,268
Total	37,222,734	31,343,670
During the three months ended March 31, 2024 and 2023, nil and 389,000 Pre-Funded Warrants were exercised, respectively.
During the three months ended March 31, 2024 and 2023, no vested employee stock options were exercised.
Controlled Equity Offering

On April 8, 2022, the Company entered into the Sales Agreement (the "ATM facility") with Cantor Fitzgerald & Co. as Agent, pursuant to which the Company may offer and sell from time to time up to $12.2 million of shares of Company’s common stock through the Agent. The offering and sale of such shares has been registered under the Securities Act of 1933, as amended.

During the three months ended March 31, 2024, 358,210 shares were sold pursuant to the Sales Agreement for net proceeds of $0.6 million. Approximately $10.4 million remains available for sale under the ATM facility.
Private Placement
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

Third Amendment

In connection with the execution of the Third Amendment, as defined and described in Note 15, on January 2, 2024, the Company issued to Innovatus a warrant to purchase 191,096 shares of the Company’s common stock with an exercise price of $1.83 per share. The warrant may be exercised on a cashless basis, and is immediately exercisable through January 2, 2029. The number of shares of common stock for which the warrant is exercisable and the exercise price are subject to certain proportional adjustments as set forth in the Third Amendment. The warrant is equity-classified with a fair value of approximately $0.2 million at issuance, which was treated as a debt issuance cost and will be amortized through interest expense over the remaining contractual term of the Term Loan.

The fair value of the warrant at the issuance date was calculated using the Black-Scholes pricing model and include the following assumptions:

Stock price per share	$1.86
Expected stock price volatility	85.00%
Risk-free interest rate	3.93%
Term (years)	5.0
Dividend yield	—%
12.  Stock-Based Compensation
The Company recognized total stock-based compensation expense during the three months ended March 31, 2024 and 2023 as follows (table in thousands):

	Three Months Ended March 31,
	2024	2023
Service-based awards:
Restricted Stock Units	$118	$45
Stock Option Awards	133	148
Total	$251	$193
Performance Based Restricted Stock Awards
A summary of the Company’s performance based restricted stock awards during the three months ended March 31, 2024 is as follows:

Performance Based Restricted Stock Awards	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2024	891	$62.70
Unvested at March 31, 2024	891	$62.70
Performance-based restricted stock awards are measured based on their fair value on the date of grant and amortized over the vesting period of 20 months. As of March 31, 2024, there is no unrecognized stock-based compensation expense related to performance based restricted stock awards.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Service Based Restricted Stock Units
A summary of the Company’s service-based restricted stock units during the three months ended March 31, 2024 is as follows:

Service Based Restricted Stock Units	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2024	258,885	$1.83
Granted	249,990	1.39
Vested	(67,657)	1.37
Unvested at March 31, 2024	441,218	$1.65
The fair value of service based restricted stock units are measured based on their fair value on the date of grant and amortized over the vesting period. The vesting periods range from 1 to 3 years. As of March 31, 2024, the unrecognized stock-based compensation expense was $0.4 million, which is expected to be recognized over the next 2.5 years.
Service Based Stock Option Awards
The fair value of the service-based stock option awards granted for the three months ended March 31, 2024 were based on the following assumptions:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Exercise price	$1.39	N/A
Expected stock price volatility	81.8%	N/A
Risk-free interest rate	4.31%	N/A
Term (years)	5.61 - 5.62	N/A
A summary of the Company’s service-based stock option activity for the three months ended March 31, 2024 is as follows:

Service Based Stock Option Awards	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in $1,000's)
Outstanding at January 1, 2024	1,328,621	$5.22
Granted	549,160	1.39
Forfeited	(1,750)	2.06
Outstanding at March 31, 2024	1,876,031	$4.10	8.7	$380,399

Exercisable at March 31, 2024	430,662	$12.14	7.4	$57,960
The aggregate intrinsic value is calculated as the difference between the closing price of the Company's common stock and the exercise price of the stock options that had strike prices below the closing price.
The weighted average grant date fair value for service based stock option awards granted during the three months ended March 31, 2024 was $0.98. No service based stock option awards were granted during the three months ended March 31, 2023.
As of March 31, 2024, total stock-based compensation expense related to unvested options not yet recognized totaled approximately $1.1 million, which is expected to be recognized over the next 3.3 years.
13.  License Agreements

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Product License Agreements
The Company is a party to a Licensing Agreement between the Company and Charak, LLC ("Charak") dated January 7, 2002 (the "2002 Agreement") that grants the Company exclusive worldwide rights to certain patents and information related to our Triferic product. On October 7, 2018, the Company entered into a Master Services and IP Agreement (the “Charak MSA”) with Charak and Dr. Ajay Gupta, a former Officer of the Company. Pursuant to the MSA, the parties entered into three additional agreements described below related to the license of certain soluble ferric pyrophosphate (“SFP”) intellectual property owned by Charak. As of March 31, 2024 and December 31, 2023, the Company has accrued $87,900 relating to certain IP reimbursement expenses and certain sublicense royalty fees, which is included within accrued liabilities on the condensed consolidated balance sheets.
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
Also pursuant to the Charak MSA, the Company and Charak entered into a Commercialization and Technology License Agreement IV Triferic dated as of October 7, 2018 (the “IV Agreement”), under which Charak granted the Company an exclusive, sub-licensable, royalty-bearing license to SFP for the purpose of commercializing certain intravenous-delivered products incorporating SFP for the treatment of iron disorders worldwide for a term that expires on the later of February 1, 2034 or upon the expiration or termination of a valid claim of a licensed patent. The Company was liable to pay Charak royalties on net sales by the Company of products developed under the license at a specified rate until December 31, 2021. From January 1, 2022 until February 1, 2034, the Company is liable to pay Charak a base royalty at a reduced rate on net sales and an additional royalty on net sales while there exists a valid claim of a licensed patent, on a country-by-country basis. The Company shall also pay to Charak a percentage of any sublicense income received during the term of the IV Agreement, which amount shall not be less than a minimum specified percentage of net sales of the licensed products by the sublicensee in jurisdictions where there exists a valid claim, on a country-by-country basis, and not be less than a lower rate of the net sales of the licensed products by the sublicensee in jurisdictions where there exists no valid claim, on a country-by-country basis.
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
The potential milestone payments are not yet considered probable, and no milestone payments have been accrued as of March 31, 2024 and December 31, 2023.
14.  Leases
Rockwell leases its production facilities and administrative offices as well as certain equipment used in its operations including leases on transportation equipment used in the delivery of its products. The lease terms range from monthly to six years. Rockwell occupies a 51,000 square foot facility and a 17,500 square foot facility in Wixom, Michigan under a lease expiring in August 2027. Rockwell also occupies two other manufacturing facilities, a 51,000 square foot facility in Grapevine,
Texas under a lease expiring in December 2025, and a 57,000 square foot facility in Greer, South Carolina under a lease expiring February 2026. In addition, Rockwell occupied 4,100 square feet of office space in Hackensack, New Jersey under a lease expiring on October 31, 2024. This lease was subleased on December 15, 2021 with an expiration date of October 31, 2024.
The following summarizes quantitative information about the Company’s operating and finance leases (table in thousands):

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Operating leases
Operating lease cost	$420	$404
Variable lease cost	122	115
Operating lease expense	542	519
Finance leases
Amortization of right-of-use assets	141	141
Interest on lease obligations	32	39
Finance lease expense	173	180
Short-term lease rent expense	5	4
Total rent expense	$720	$703

Other information
Operating cash flows from operating leases	$437	$424
Operating cash flows from finance leases	$32	$39
Financing cash flows from finance leases	$138	$128
Weighted-average remaining lease term – operating leases	2.2	2.8
Weighted-average remaining lease term – finance leases	3.2	4.2
Weighted-average discount rate – operating leases	6.5%	6.4%
Weighted-average discount rate – finance leases	6.4%	6.4%
Future minimum rental payments under operating and finance lease agreements are as follows (in thousands):

	Operating	Finance
Year ending December 31, 2024 (remaining)	$1,261	$503
Year ending December 31, 2025	1,587	676
Year ending December 31, 2026	946	666
Year ending December 31, 2027	525	311
Year ending December 31, 2028	2	—
Total	4,321	2,156
Less present value discount	(353)	(206)
Operating and finance lease liabilities	$3,968	$1,950
15. Loan and Security Agreement

On March 16, 2020, the Company and Rockwell Transportation, Inc., as Borrowers, entered into a Loan and Security Agreement (the "Loan Agreement") with Innovatus Life Sciences Lending Fund I, LP ("Innovatus"), as collateral agent and the lenders party thereto, pursuant to which Innovatus, as a lender, agreed to make certain term loans to the Company in the aggregate principal amount of up to $35.0 million (the "Term Loans"). Funding of the first $22.5 million tranche was completed on March 16, 2020. The Company is no longer eligible to draw on additional tranches, which were tied to the achievement of certain milestones. Net draw down proceeds were $21.2 million with closing costs of $1.3 million. The Company also owes an additional fee equal to 4.375% of the funded amount of the Term Loans, or $1.0 million (such additional fee, the "Final Fee") at maturity. The Company is accreting up to this Final Fee premium with a charge against interest expense on the accompanying condensed consolidated statements of operations.
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

The Term Loan was scheduled to mature on March 16, 2025, and bore interest at the greater of (i) Prime Rate (as defined in the Loan Agreement) and (ii) 4.75%, plus 4.00%, with an initial interest rate of 8.75% per annum. The Company had the option, under certain circumstances, to add 1.00% of such interest rate amount to the then outstanding principal balance in lieu of paying such amount in cash.

The Loan Agreement is secured by all assets of the Company and Rockwell Transportation, Inc. and contains customary representations and warranties and covenants, subject to customary carve outs, and initially included financial covenants related to liquidity and sales of Triferic.

In September 2021, the Company entered into an amendment to the Loan Agreement in which the Company, in exchange for Innovatus lowering the sales covenants, agreed to: (i) prepay an aggregate principal amount of $7.5 million in ten installments commencing on December 1, 2021; (ii) pay an additional prepayment premium of 5% on prepaid amounts if the Company elects to prepay all outstanding Term Loans on or before September 24, 2023; and (iii) maintain minimum liquidity of no less than $5.0 million if the aggregate principal amount of Term Loans is greater than $15 million pursuant to the liquidity covenant in the Loan Agreement.
On November 10, 2022, the Company entered into a Second Amendment to the Loan and Security Agreement (the “Second Amendment”) dated as of November 14, 2022 with Innovatus. Pursuant to the Second Amendment, the Company (i) prepaid an additional aggregate principal amount of $5.0 million in Term Loans in one installment on November 14, 2022; and (ii) paid interest only payments until September 2023, at which time it resumed scheduled debt payments. The financial covenant related to the sales of Triferic was replaced with the trailing 6 months revenue of the Company's concentrates products.
On January 2, 2024, the Company entered into the Third Amendment to and Restatement of the Loan and Security Agreement (the "Third Amendment") with Innovatus, dated January 1, 2024. The Third Amendment provides for the continuation of term loans initially borrowed under the Loan Agreement amounting to $8.0 million as of January 1, 2024. The Company will make interest-only payments on the Term Loans for 30 months, or up to 36 months if certain conditions are met. The Term Loans will mature on January 1, 2029, unless earlier repaid. Effective on January 1, 2024, the Term Loans will bear interest equal to the sum of (i) the greater of (a) Prime Rate (as defined in the Third Amendment) and (b) 7.50% plus (ii) 3.50%. At the Company's option, 2.00% of the interest due on any applicable interest payment date during the interest-only period may be paid in-kind by adding such amount to the then outstanding principal balance of the Term Loans. The Term Loans may be voluntarily prepaid in full (but not partially) at any time, upon at least seven business days’ prior notice. In connection with any voluntary prepayment or satisfaction of the Term Loans prior to the maturity date (including any acceleration), the Company will pay all accrued and unpaid interest and all other amounts due in connection with the Term Loans, together with (x) a prepayment fee (the “Prepayment Fee”) equal to: (i) 6.0% of the principal amount of the Term Loans prepaid if the payment is made before January 1, 2025; (ii) 2.0% of the principal amount of the Term Loans prepaid if the payment is made after January 1, 2025 but on or before January 1, 2026; (iii) 1.0% of the principal amount of the Term Loans prepaid if the payment is made after January 1, 2026 but on or before January 1, 2027; or (iv) 0% of the principal amount of the Term Loans prepaid if the payment is made after January 1, 2027 through maturity, and (y) the Final Fee. The Term Loans will be mandatorily prepaid upon a change in control of the Company, or upon any early termination/acceleration of the Term Loans. In the event of a mandatory prepayment of the Term Loans, the Company shall be required to pay the Prepayment Fee (if applicable), as well as the Final Fee. The Third Amendment Final Fee shall be due and payable at maturity if it has not previously been paid in full in connection with a prepayment of the Term Loans. The Third Amendment was treated as a modification for accounting purposes.
The Third Amendment contains various financial covenants and customary representations and warranties and affirmative and negative covenants, subject to exceptions as described in the Third Amendment. The Company's ability to comply with the covenants under the Third Amendment may be adversely affected by events beyond its control. If the Company is unable to comply with the covenants under the Third Amendment, it would pursue all available cure options in order to regain compliance. However, the Company may not be able to mutually agree with Innovatus on appropriate remedies to cure a future breach of a covenant, which could give rise to an event of default. However, as of March 31, 2024, the Company was in compliance with all covenants under the Third Amendment.
In connection with the execution of the Third Amendment, on January 2, 2024, the Company issued a warrant to purchase shares of the Company’s common stock. The warrant is equity-classified with a fair value of $0.2 million at issuance, which was treated as a debt issuance cost and will be amortized through interest expense over the remaining contractual term of the Term Loan. For additional information, see Note 11.

The effective interest rate is 12.0% as of March 31, 2024. For the three months ended March 31, 2024 and 2023, interest expense amounted to $0.2 million and $0.4 million, respectively. As of March 31, 2024, the outstanding balance of the Term Loan was $8.3 million, net of unamortized issuance costs and discount of $0.7 million, and including $0.8 million of premium accretion, $0.1 million related to a fee resulting from the Third Amendment, and paid-in-kind interest of $40 thousand.

The following table reflects the schedule of principal payments on the Term Loan as of March 31, 2024 (in thousands):

March 31, 2024
2024 (remaining)	$—
2025	—
2026	1,352
2027	3,246
2028	3,246
2029 (inclusive of Final Fee)	1,254
Total debt maturities	9,098
Unamortized issuance costs, discount and premium, net	(833)
Term Loan - Long-Term, net of issuance costs	$8,265

16. Insurance Financing Note Payable
On June 3, 2023, the Company entered into a short-term note payable for $0.7 million, bearing interest at 9.59% per annum to finance various insurance policies. Principal and interest payments related to this note began on July 3, 2023 and were paid on a straight-line amortization over nine months with the final payment due on March 3, 2024. During the three months ended March 31, 2024, the Company's insurance financing note payable balance was paid in full.

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
Forward-Looking Statements
We make forward-looking statements in this report and may make such statements in future filings with the Securities and Exchange Commission, or SEC.  We may also make forward-looking statements in our press releases or other public or shareholder communications.  Our forward-looking statements are subject to risks and uncertainties and include information about our current expectations and possible or assumed future results of our operations. When we use words such as “may,” “might,” “will,” “should,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” “could,” “plan,” “potential,” “predict,” “forecast,” “project,” “intend,” “is focused on” or similar expressions, or make statements regarding our intent, belief, or current expectations, we are making forward-looking statements. Our forward looking statements also include, without limitation, statements about our liquidity and capital resources; our ability to continue as a going concern; our ability to successfully integrate acquisitions; the size of the hemodialysis concentrates market opportunity; our ability to successfully execute on our business strategy; our ability to raise additional capital; our ability to successfully implement certain cost containment and cost-cutting measures; our ability to achieve profitability and statements regarding our anticipated future financial condition, operating results, cash flows and business plans.
While we believe our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which are based on information available to us on the date of this report or, if made elsewhere, as of the date made.  Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different.  Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed in this report, “Item 1A — Risk Factors” in our Form 10-K for the year ended December 31, 2023 and from time to time in our other reports filed with the SEC.
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
Rockwell is the largest supplier of liquid bicarbonate concentrates and the second largest supplier of acid and dry bicarbonate concentrates for dialysis patients in the United States. Hemodialysis is the most common form of end-stage kidney disease treatment and is usually performed at freestanding outpatient dialysis centers, at hospital-based outpatient centers, at skilled nursing facilities, or in a patient’s home. This represents a large market opportunity for which we believe Rockwell's products are well-positioned to meet the needs of patients.
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
Results of Operations for the Three Months Ended March 31, 2024 and 2023
The following table summarizes our operating results for the periods presented below (dollars in thousands):

	Three Months Ended March 31,
	2024	% of Revenue	2023	% of Revenue	% Change

Net Sales	$22,676		$19,668		15%
Cost of Sales	19,612	86%	17,069	87%	15%
Gross Profit	3,064	14%	2,599	13%	18%

Research and Product Development	18	—%	278	1%	(94)%
Selling and Marketing	594	3%	498	3%	19%
General and Administrative	3,776	17%	3,250	17%	16%
Operating Loss	$(1,324)	(6)%	$(1,427)	(7)%	(7)%
Net Sales
During the three months ended March 31, 2024, our net sales were $22.7 million compared to net sales of $19.7 million during the three months ended March 31, 2023. The increase of $3.0 million was primarily due to additional customers added through the Evoqua asset acquisition and price increases, partially offset by $1.5 million of deferred license revenue recognition included in the three months ended March 31, 2023. Overall, product revenue for the three months ended March 31, 2024 was $22.7 million compared to product revenue of $18.1 million for the three months ended March 31, 2023. Net sales of non-product revenue were not material in either period.
Gross Profit
Cost of sales for the three months ended March 31, 2024 was $19.6 million, resulting in gross profit of $3.1 million for the three months ended March 31, 2024, compared to cost of sales of $17.1 million and a gross profit of $2.6 million for the three months ended March 31, 2023. Gross profit increased by $0.5 million primarily due to additional customers added through the Evoqua asset acquisition and price increases. The three months ended March 31, 2023 included $1.5 million of gross profit associated with deferred license revenue recognition.
Research and Product Development Expense
Research and product development expenses were $18 thousand and $0.3 million for the three months ended March 31, 2024 and 2023, respectively. The decrease of approximately $0.3 million is due to the decision to pause all research and development related to Triferic.
Selling and Marketing Expense
Selling and marketing expenses were $0.6 million and $0.5 million for the three months ended March 31, 2024 and 2023, respectively.
General and Administrative Expense
General and administrative expenses were $3.8 million for the three months ended March 31, 2024, compared with $3.3 million for the three months ended March 31, 2023. The increase of $0.5 million was primarily due to increased wages, administrative costs and amortization of intangible assets.

Other Expense
Total other expense of $0.4 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively, was primarily driven by interest expense related to our debt facility (See Note 15 to the condensed consolidated financial statements included elsewhere in this Form 10-Q).
Liquidity and Capital Resources
As of March 31, 2024, we had approximately $8.6 million of cash, cash equivalents and investments available-for-sale, and working capital of $11.7 million. Based on the currently available working capital along with the expectation of management of its ability to execute on its operational plans as discussed below, management believes the Company currently has sufficient funds to meet its operating requirements for at least the next twelve months from the date of the filing of this report.
Additionally, the Company's operational plans include raising capital, if needed, by using the $10.4 million remaining availability under its at-the-market ("ATM") facility or other methods or forms of financings, subject to existing limitations. Under the ATM, we have the ability to control the timing and price at which capital is raised.
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

The Company is subject to certain covenants and cure provisions under its Loan Agreement with Innovatus. As of March 31, 2024, the Company is in compliance with all covenants. On January 2, 2024, the Company's Loan Agreement was amended to include, among other things, an interest-only period for 30 months, or up to 36 months if certain conditions are met, and extend the maturity date to January 1, 2029 (See Note 15 to the accompanying condensed consolidated interim financial statements).

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
Cash Used in Operating Activities
Net cash used in operating activities was $2.4 million for the three months ended March 31, 2024 compared to net cash used in operating activities of $3.9 million for the three months ended March 31, 2023. The decrease in cash used from operating activities during the current period was primarily due to a decrease in changes in current balance sheet accounts in the ordinary course of business of approximately $2.2 million, primarily due to a decrease in accrued and other liabilities of $1.9 million.
Cash Used In Investing Activities
Net cash used in investing activities was $0.1 million during the three months ended March 31, 2024 compared to net cash provided by investing activities of $5.3 million for the three months ended March 31, 2023. Net cash used in investing activities during the three months ended March 31, 2024 was driven entirely by cash paid for the purchase of equipment. Net cash provided by investing activities during the three months ended March 31, 2023 was primarily due to sales and purchase of available-for-sale investments during the period.
Cash Provided by Financing Activities
Net cash provided by financing activities was $0.2 million during the three months ended March 31, 2024 compared to net cash used in financing activities of $0.6 million for the three months ended March 31, 2023. Net cash provided financing activities during the three months ended March 31, 2024 was primarily due to the gross proceeds from the issuance of common stock in connection with the ATM facility of $0.6 million, partially offset by $0.2 million of payments under the insurance financing note payable and $0.1 million of payments on finance lease liabilities. Net cash used in financing activities for the three months ended March 31, 2023 was primarily due to payment on short term insurance note payable and finance leases.
Contractual Obligations and Other Commitments

See Note 13 to the condensed consolidated financial statements included elsewhere in this Form 10-Q for additional disclosures. There have been no other material changes from the contractual obligations and other commitments disclosed in Note 14 and 15 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.
Critical Accounting Policies and Significant Judgments and Estimates
Our critical accounting policies and significant estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2024. Based upon that evaluation, our Chief Executive Officer concluded our disclosure controls and procedures were effective as of March 31, 2024.
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
Item 1A. Risk Factors
Our business is subject to various risks, including those described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2023 under "Item 1A - Risk Factors."
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the three months ended March 31, 2024, no director or “officer” (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX
Exhibit No.	Description

4.1	Form of January 2024 Warrant to Purchase Common Stock issued to Innovatus Life Sciences Lending Fund I, LP (Exhibit 4.1 to the Company's Form 8-K filed on January 8, 2024).

10.1
Third Amendment to and Restatement of Loan and Security Agreement, dated January 1, 2024, by and among the Company, Rockwell Transportation, Inc., Innovatus Life Sciences Lending Fund I, LP and the lenders party thereto (Exhibit 10.1 to the Company's Form 8-K filed on January 8, 2024).

31.1*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1**	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Database

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (included as Exhibit 101)

*	Filed herewith
**	Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKWELL MEDICAL, INC.
(Registrant)

Date: May 14, 2024	/s/ Mark Strobeck
Mark Strobeck, Ph.D. Chief Executive Officer (Principal Executive Officer and Interim Financial Officer)