Form 10-Q
period 2024-06-30
ROCKWELL MEDICAL, INC.
filed 2024-08-08
CIK 1041024

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes    ☐  No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit suc    h files).  ☒  Yes    ☐  No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
The number of shares of common stock outstanding as of August 5, 2024 was 31,030,218.

Rockwell Medical, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

	June 30, 2024	December 31, 2023
ASSETS
Cash and Cash Equivalents	$11,863	$8,983
Investments Available-for-Sale	—	1,952
Accounts Receivable, net	10,840	10,901
Inventory, net	5,883	5,871
Prepaid and Other Current Assets	1,167	1,063
Total Current Assets	29,753	28,770
Property and Equipment, net	6,009	6,402
Inventory, Non-Current	178	178
Right of Use Assets - Operating, net	3,515	2,713
Right of Use Assets - Financing, net	1,621	1,903
Intangible Assets, net	10,483	10,759
Goodwill	921	921
Other Non-Current Assets	548	527
Total Assets	$53,028	$52,173
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts Payable	$3,347	$4,516
Accrued Liabilities	6,168	7,149
Deferred Consideration - Current	2,500	2,500
Lease Liabilities - Operating - Current	1,458	1,381
Lease Liabilities - Financing - Current	576	558
Deferred License Revenue - Current	46	46
Insurance Financing Note Payable	670	244
Customer Deposits	126	243
Total Current Liabilities	14,891	16,637

Lease Liabilities-Operating - Long-Term	2,142	1,433
Lease Liabilities-Financing - Long-Term	1,236	1,530
Term Loan - Long-Term, net of issuance costs	8,295	8,293
Deferred License Revenue - Long-Term	452	475
Deferred Consideration - Long-Term	2,500	2,500
Long Term Liability - Other	14	14
Total Liabilities	29,530	30,882

	June 30, 2024	December 31, 2023
Stockholders’ Equity:
Preferred Stock, $0.0001 par value, 2,000,000 shares authorized; 15,000 shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common Stock, $0.0001 par value; 170,000,000 shares authorized; 31,030,218 and 29,130,607 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	3	3
Additional Paid-in Capital	422,086	418,487
Accumulated Deficit	(398,586)	(397,198)
Accumulated Other Comprehensive Loss	(5)	(1)
Total Stockholders’ Equity	23,498	21,291
Total Liabilities and Stockholders’ Equity	$53,028	$52,173

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Net Sales	$25,832	$18,080	$48,508	$37,748
Cost of Sales	21,282	17,047	40,894	34,116
Gross Profit	4,550	1,033	7,614	3,632
Research and Product Development	—	167	18	445
Selling and Marketing	586	530	1,180	1,028
General and Administrative	3,449	3,295	7,225	6,545
Operating Income (Loss)	515	(2,959)	(809)	(4,386)

Other Expense:
Realized gain on Available-for-Sale Investments	51	—	51	—
Interest Expense	(232)	(395)	(663)	(782)
Interest Income	9	49	33	113
Total Other Expense, net	(172)	(346)	(579)	(669)

Net Income (Loss)	$343	$(3,305)	$(1,388)	$(5,055)

Basic Net Income (Loss) per Share	$0.01	$(0.18)	$(0.05)	$(0.27)
Diluted Net Income (Loss) per Share	$0.01	$(0.18)	$(0.05)	$(0.27)
Basic Weighted Average Shares Outstanding	30,451,622	18,496,640	29,889,413	18,480,248
Diluted Weighted Average Shares Outstanding	32,033,776	18,496,640	29,889,413	18,480,248

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Net Income (Loss)	$343	$(3,305)	$(1,388)	$(5,055)
Reclassification of Realized Gain on Available-for-Sale Investments Included in Net Income	(25)	—	(25)	—
Unrealized (Loss) Gain on Available-for-Sale Investments	—	(18)	25	(21)
Foreign Currency Translation Adjustments	(4)	(1)	(4)	(4)
Comprehensive Income (Loss)	$314	$(3,324)	$(1,392)	$(5,080)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	TOTAL STOCKHOLDERS' EQUITY
	SHARES	AMOUNT	SHARES	AMOUNT
Balance as of January 1, 2024	15,000	$—	29,130,607	$3	$418,487	$(397,198)	$(1)	$21,291
Net Loss	—	—	—	—	—	(1,731)	—	(1,731)
Unrealized Gain on Available-for-Sale Investments	—	—	—	—	—	—	25	25
Issuance of Common Stock, net of offering costs/At-The-Market	—	—	358,210	—	560	—	—	560
Vesting of Restricted Stock Units Issued, net of taxes withheld	—	—	67,657	—	—	—	—	—
Issuance of Warrant in connection with the Third Amendment (Note 11)	—	—	—	—	247	—	—	247
Stock-based Compensation	—	—	—	—	251	—	—	251
Balance as of March 31, 2024	15,000	—	29,556,474	3	419,545	(398,929)	24	20,643
Net Income	—	—	—	—	—	343	—	343
Reclassification of Realized Gains on Available-for-Sale Debt Instrument Investments Included in Net Income	—	—	—	—	—	—	(25)	(25)
Foreign Currency Translation Adjustments	—	—	—	—	—	—	(4)	(4)
Issuance of common stock, net of offering costs/At-the-Market Offering	—	—	1,350,169	—	2,203	—	—	2,203
Vesting of Restricted Stock Units Issued, net of taxes withheld	—	—	123,575	—	—	—	—	—
Stock-based Compensation	—	—	—	—	338	—	—	338
Balance as of June 30, 2024	15,000	$—	31,030,218	$3	$422,086	$(398,586)	$(5)	$23,498

    The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS' EQUITY
	SHARES	AMOUNT	SHARES	AMOUNT
Balance as of January 1, 2023	15,000	$—	12,163,673	$1	$402,701	$(388,759)	$163	$14,106
Net Loss	—	—	—	—	—	(1,750)	—	(1,750)
Unrealized Loss on Available-for-Sale Investments	—	—	—	—	—	—	(3)	(3)
Foreign Currency Translation Adjustments	—	—	—	—	—	—	(4)	(4)
Issuance of Common Stock upon exercise of Pre-Funded Warrants	—	—	389,000	—	—	—	—	—
Issuance of Warrants related to Debt Financing	—	—	—	—	—	—	—	—
Stock-based Compensation	—	—	—	—	193	—	—	193
Balance as of March 31, 2023	15,000	—	12,552,673	1	402,894	(390,509)	156	12,542
Net Loss	—	—	—	—	—	(3,305)	—	(3,305)
Unrealized Loss on Available-for-Sale Investments	—	—	—	—	—	—	(18)	(18)
Foreign Currency Translation Adjustments	—	—	—	—	—	—	(1)	(1)
Issuance of Common Stock, net of offering costs/Public Offering	—	—	4,118,000	1	—	—	—	1
Vesting of Restricted Stock Units Issued, net of taxes withheld	—	—	125,000	—	—	—	—	—
Stock-based Compensation	—	—	—	—	309	—	—	309
Balance as of June 30, 2023	15,000	$—	16,795,673	$2	$403,203	$(393,814)	$137	$9,528

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Cash Flows From Operating Activities:
Net Loss	$(1,388)	$(5,055)
Adjustments To Reconcile Net Loss To Net Cash Used In Operating Activities:
Depreciation and Amortization	1,094	330
Stock-based Compensation	589	502
Non-cash Lease Expense from Right of Use Assets	941	1,017
Amortization of Debt Financing Costs and Accretion of Debt Discount and Premium	249	184
Realized Gain on Sale of Investments	(51)	—
Changes in Operating Assets and Liabilities:
Accounts Receivable, net	61	848
Inventory	(12)	—
Prepaid and Other Assets	545	998
Accounts Payable	(1,169)	1,874
Lease Liabilities	(676)	(744)
Accrued and Other Liabilities	(1,098)	(3,968)
Deferred License Revenue	(23)	(1,602)
Net Cash Used In Operating Activities	(938)	(5,616)
Cash Flows From Investing Activities:
Purchase of Investments Available-for-Sale	—	(3,835)
Sale of Investments Available-for-Sale	2,003	9,298
Purchase of Equipment	(425)	(225)
Net Cash Provided by Investing Activities	1,578	5,238
Cash Flows From Financing Activities:
Payments on Insurance Financing Note Payable	(244)	(503)
Payments on Financing Lease Liabilities	(276)	(258)
Proceeds from Issuance of Common Stock	2,763	—
Net Cash Provided by (Used In) Financing Activities	2,243	(761)

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(3)	(4)

Net Increase (Decrease) in Cash and Cash Equivalents	2,880	(1,143)
Cash and Cash Equivalents at Beginning of Period	8,983	10,102
Cash and Cash Equivalents at End of Period	$11,863	$8,959

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$432	$295
Supplemental Disclosure of Non-cash Investing and Financing Activities:
Issuance of Warrant in connection with the Third Amendment as Debt Issuance Costs	$247	$—
Right of Use Assets - Operating obtained in exchange for Lease Liabilities - Operating	$1,549	$—
Change in Unrealized Gain (Loss) on Investments Available-for-Sale	$—	$(21)
Increase in Prepaid Assets from Insurance Financing Note Payable	$670	$733
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

Rockwell manufactures hemodialysis concentrates at its facilities in Michigan, South Carolina, and Texas totaling approximately 175,000 square feet, and manufactures its dry acid concentrate mixers at its facility in Iowa. Additionally, in July 2023, the Company purchased customer relationships, equipment and inventory from Evoqua Water Technologies related to the manufacturing and sale of hemodialysis concentrates products, all of which are manufactured under a contract manufacturing agreement with a third-party organization in Minnesota.

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
2.  Liquidity and Capital Resources
As of June 30, 2024, Rockwell had approximately $11.9 million of cash and cash equivalents, and working capital of $14.9 million. Net cash used in operating activities for the six months ended June 30, 2024 was approximately $0.9 million. Based on the currently available working capital along with the expectation of management of its ability to execute on its operational plans as discussed below, management believes the Company currently has sufficient funds to meet its operating requirements for at least the next twelve months from the date of the filing of this report.
The Company continues to review its operational plans and execute on the acquisition of new customers, and has implemented cost containment activities. The Company may require additional capital to sustain its operations and make the investments it needs to execute its strategic plan. Additionally, the Company's operational plans include raising capital, if needed, by using the remaining $8.2 million available under its at-the-market ("ATM") facility or other methods or forms of financings, subject to existing limitations. If the Company attempts to obtain additional debt or equity financing, the Company cannot assume such financing will be available on favorable terms, if at all.

The Company is subject to certain covenants and cure provisions under its Loan Agreement with Innovatus, which, on January 2, 2024, was amended to include, among other things, an interest-only period for 30 months, or up to 36 months if certain conditions are met, and to extend the maturity date to January 1, 2029 (See Note 15 for further detail). As of June 30, 2024, the Company is in compliance with all covenants.

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
Rockwell has utilized a range of financing methods to fund its operations in the past; however, current conditions in the financial and credit markets may limit the availability of funding or refinancing or increase the cost of funding. Due to the rapidly evolving nature of the global situation, it is not possible to predict the extent to which these conditions could adversely affect the Company's liquidity and capital resources in the future.

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

The condensed consolidated balance sheet at June 30, 2024, and the condensed consolidated statements of operations, comprehensive income (loss), and changes in stockholders' equity, and cash flows for the three and six months ended June 30, 2024 and 2023 are unaudited, but include all adjustments, consisting of normal recurring adjustments the Company considers necessary for a fair presentation of the financial position, operating results, and cash flows for the periods presented. The results for the three and six months ended June 30, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024 or for any future interim period. The condensed consolidated balance sheet at December 31, 2023 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2023 and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 as filed with the SEC on March 21, 2024. The Company’s consolidated subsidiaries consist of its wholly-owned subsidiaries, Rockwell Transportation, Inc. and Rockwell Medical India Private Limited.

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

Income (Loss) Per Share
Basic and diluted net income (loss) per share for the three and six months ended June 30, 2024 and 2023 was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share amounts)	2024	2023	2024	2023
Numerator:
Net Income (Loss)	$343	$(3,305)	$(1,388)	$(5,055)
Less: Undistributed Earnings to Participating Securities	(58)	—	—	—
Net Income (Loss) Attributable to Common Stockholders	$285	$(3,305)	$(1,388)	$(5,055)

Denominator:
Weighted Average Number of Shares of Common Stock Outstanding - Basic	30,451,622	18,496,640	29,889,413	18,480,248
Incremental Shares Attributable to the Assumed Exercise of Outstanding Options to Purchase Common Stock	35,185	—	—	—
Incremental Shares Attributable to the Assumed Vesting of Unvested Restricted Stock Units	183,333	—	—	—
Incremental Shares Attributable to the Assumed Conversion of Preferred Stock	1,363,636	—	—	—
Weighted Average Number of Shares of Common Stock Outstanding - Diluted	32,033,776	18,496,640	29,889,413	18,480,248
Net Loss per Share Attributable to Common Stockholders - Basic	$0.01	$(0.18)	$(0.05)	$(0.27)
Net Loss per Share Attributable to Common Stockholders - Diluted	$0.01	$(0.18)	$(0.05)	$(0.27)
Income (loss) per share (“EPS”) is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, using the more dilutive of the two- class method and the if-converted method in the period of earnings. The two class method is an earnings allocation method that determines income (loss) per share (when there are earnings) for common stock and participating securities. The if-converted method assumes all convertible securities are converted into common stock. Diluted EPS excludes all dilutive potential shares of common stock if their effect is anti-dilutive.
Included within the weighted average shares of common stock outstanding for the three and six months ended June 30, 2023 are 1,793,000 shares of common stock issuable upon the exercise of certain pre-funded warrants, as the warrants were exercisable at any time for nominal consideration and, as such, the shares were considered outstanding for the purpose of calculating basic and diluted net loss per share attributable to common stockholders. There were no unexercised pre-funded warrants during each of the three and six months ended June 30, 2024.
The Company’s potentially dilutive securities include stock options, restricted stock awards and units, convertible preferred stock and warrants. The following table includes the potential shares of common stock, presented based on amounts outstanding at each period end, that were excluded from the computation of diluted net income (loss) per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Warrants to Purchase Common Stock	3,984,484	10,196,268	3,984,484	10,196,268
Options to Purchase Common Stock	342,331	1,570,599	1,895,031	1,570,599
Convertible Preferred Stock	—	1,363,636	1,363,636	1,363,636
Unvested Restricted Stock Units	—	313,065	534,309	313,065
Unvested Restricted Stock Awards	891	891	891	891
Total	4,327,706	13,444,459	7,778,351	13,444,459
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
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is in the process of determining the effect this ASU will have on the disclosures contained in the notes to the consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which updates income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This ASU also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in this ASU are effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is in the process of determining the effect this ASU will have on the disclosures contained in the notes to the consolidated financial statements.
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
Pursuant to the Purchase Agreement, total consideration was $17.4 million, comprising a cash payment at Closing of $12.4 million (inclusive of transaction costs) and two $2.5 million deferred payments. On July 12, 2024, the Company and Evoqua executed an amendment to the Purchase Agreement (the "First Amendment"), which stipulated that the first deferred payment would be partially offset by $0.3 million to reimburse the Company for certain expenses incurred following the close of the Evoqua Acquisition and split the first deferred payment into four quarterly installments to be paid through April 2025. The First Amendment also split the second deferred payment into four quarterly installments to be paid from July 2025 through April 2026. The first deferred payment is included as Deferred Consideration - Current the Company's condensed consolidated balance sheets.
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
During the three and six months ended June 30, 2024, the Company recorded amortization of its customer relationship intangible asset of $0.1 million and $0.3 million, respectively, resulting in a net intangible asset of $10.5 million as of June 30, 2024.
Estimated future amortization expense on the Company's customer relationships intangible asset as of June 30, 2024 is as follows (table in thousands):

Year ended December 31:
2024 (remainder of year)	$276
2025	552
2026	552
2027	552
2028	552
Thereafter	7,999
Total	$10,483
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
Rockwell's customer mix is diverse, with most customer sales concentrations under 10% and one customer, DaVita, Inc. ("DaVita"), at approximately 44% and 50% of total net product sales for the six months ended June 30, 2024 and 2023, respectively, and 45% and 51% of total net product sales for the three months ended June 30, 2024 and 2023, respectively. Rockwell's accounts receivable from this customer were approximately 35% of the total net consolidated accounts receivable balance at each of June 30, 2024 and December 31, 2023. See below and Note 10 for additional information regarding the Company's contracts with DaVita.
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
Deferred License Revenue
The Company received upfront fees under five distribution and license agreements that have been deferred as a contract liability and presented on the accompanying condensed consolidated balance sheets as deferred license revenue.  The amounts received from Wanbang Biopharmaceuticals Co., Ltd. (“Wanbang”), Sun Pharmaceutical Industries Ltd. ("Sun Pharma"), Jeil Pharmaceutical Co., Ltd. ("Jeil Pharma") and Drogsan Pharmaceuticals ("Drogsan Pharma") are recognized as revenue over the estimated term of the applicable distribution and license agreement as regulatory approval was not received and the Company did not have sufficient experience in China, India, South Korea and Turkey, respectively, to determine that regulatory approval was probable as of the execution of the agreement. The amounts received from Baxter Healthcare Corporation (“Baxter”) were deferred and recognized as revenue at the point in time the estimated product sales under the agreement occurred. During the three months ended June 30, 2023, all remaining deferred revenue relating to the Baxter agreement was recognized as revenue. For additional information related to the Company's deferred license revenue, see Note 10.
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
Disaggregation of revenue
Revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

In thousands	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
Products By Geographic Area	Total	U.S.	Rest of World	Total	U.S.	Rest of World
Drug Revenues
License Fee – Over time	$12	$—	$12	$23	$—	$23
Total Drug Products	12	—	12	23	—	23
Concentrate Products
Product Sales – Point-in-time	25,820	23,209	2,611	48,485	44,143	4,342
Total Concentrate Products	25,820	23,209	2,611	48,485	44,143	4,342
Net Revenue	$25,832	$23,209	$2,623	$48,508	$44,143	$4,365

In thousands	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
Products By Geographic Area	Total	U.S.	Rest of World	Total	U.S.	Rest of World
Drug Revenues
License Fee – Over time	$65	$—	$65	$130		$130
Total Drug Products	65	—	65	130	—	130
Concentrate Products
Product Sales – Point-in-time	18,015	16,125	1,890	36,146	32,585	3,561
License Fee – Over time	—	—	—	1,472	1,472	—
Total Concentrate Products	18,015	16,125	1,890	37,618	34,057	3,561
Net Revenue	$18,080	$16,125	$1,955	$37,748	$34,057	$3,691
Contract balances
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

In thousands	June 30, 2024	December 31, 2023	January 1, 2023
Accounts Receivable, net	$10,840	$10,901	$6,259
Contract Liabilities, which are included in deferred license revenue	$498	$521	$4,331
There were no other material contract assets recorded on the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023.  The Company does not generally accept returns of its concentrate products and no material reserve for returns of concentrates products was established as of June 30, 2024 or December 31, 2023.
The contract liabilities primarily relate to upfront fees under distribution and license agreements with Wanbang, Sun Pharma, Jeil Pharma, and Drogsan Pharma.
Transaction price allocated to remaining performance obligations
For the six months ended June 30, 2024 and 2023, the Company recognized an immaterial amount and $1.6 million as revenue from amounts classified as contract liabilities (i.e., deferred license revenue) as of December 31, 2023 and 2022, respectively.
Revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, contracts where revenue is recognized as invoiced and contracts with variable consideration related to undelivered performance obligations, totaled $0.5 million as of June 30, 2024. The amount relates primarily to upfront payments and consideration received from customers that are received in advance of the customer assuming control of the related products. The Company applies the practical expedient in ASC 606, paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.
6.  Investments - Available-for-Sale
Investments available-for-sale consisted of the following as of December 31, 2023 (table in thousands):

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
As of December 31, 2023, the Company's available-for-sale securities were all due within one year. During the three and six months ended June 30, 2024, the Company sold these investments for a realized gain of $0.1 million, which is included in realized gain on available-for-sale investments on the condensed consolidated statements of operations.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
7.  Inventory
Components of inventory, net of reserves, as of June 30, 2024 and December 31, 2023 are as follows (table in thousands):

	June 30, 2024	December 31, 2023
Inventory - Current Portion
Raw Materials	$2,209	$2,250
Work in Process	225	351
Finished Goods	3,449	3,270
Total Current Inventory	5,883	5,871
Inventory - Long Term (1)	178	178
Total Inventory	$6,061	$6,049
__________
1.Represents inventory related to Triferic raw materials, which is expected to be utilized for the Company's international partnerships, net of a reserve of $1.1 million related to the termination of the development of Triferic in Wanbang in August 2023 as a result of the failure to demonstrate efficacy when compared with a placebo in its phase III clinical studies.
As of June 30, 2024 and December 31, 2023, Rockwell had total current concentrate inventory aggregating $5.9 million and $5.9 million, respectively, against which Rockwell had reserved $25,000 at each of June 30, 2024 and December 31, 2023, respectively.
8.  Property and Equipment
As of June 30, 2024 and December 31, 2023, the Company’s property and equipment consisted of the following (table in thousands):

	June 30, 2024	December 31, 2023
Leasehold Improvements	$1,542	$1,423
Machinery and Equipment	11,438	11,131
Information Technology & Office Equipment	1,845	1,845
Laboratory Equipment	807	807
Total Property and Equipment	15,632	15,206
Accumulated Depreciation and Amortization	(9,623)	(8,804)
Property and Equipment, net	$6,009	$6,402
Depreciation and amortization expense for the three months ended June 30, 2024 and 2023 was $0.4 million and $0.2 million, respectively. Depreciation and amortization expense for the six months ended June 30, 2024 and 2023 was $0.8 million and $0.3 million.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
9.  Accrued Liabilities
Accrued liabilities as of June 30, 2024 and December 31, 2023 consisted of the following (table in thousands):

	June 30, 2024	December 31, 2023
Accrued Compensation and Benefits	$1,629	$2,413
Accrued Unvouchered Receipts	1,325	1,663
Accrued Manufacturing Expense	902	1,064
Accrued Workers Compensation	408	254
Other Accrued Liabilities	1,904	1,755
Total Accrued Liabilities	$6,168	$7,149
10.  Deferred License Revenue
In October 2014, the Company entered into an exclusive distribution agreement with Baxter, which had a term of 10 years, and received an upfront fee of $20 million. Under the exclusive distribution agreement, Baxter distributed and commercialized Rockwell’s hemodialysis concentrates products and provided customer service and order delivery to nearly all U.S. customers. The upfront fee was recorded as deferred license revenue and was being recognized based on the proportion of product shipments to Baxter in each period, compared with total expected sales volume over the term of the distribution agreement. On November 9, 2022, Rockwell paid Baxter a fee, which was reflected as a reduction to revenue on the consolidated statements of operations, and was payable in two equal installments on January 1, 2023 and April 1, 2023, to reacquire its distribution rights to its hemodialysis concentrates products from Baxter and terminated the distribution agreement. Exclusivity and other provisions associated with the distribution agreement terminated November 9, 2022 and the remaining operational elements of the agreement terminated December 31, 2022. To ensure that customer needs continued to be met after January 1, 2023, Rockwell agreed to provide certain services to a group of Baxter's customers until March 31, 2023, and Baxter and Rockwell worked together to transition customers’ purchases of Rockwell’s hemodialysis concentrates through that date. Following the reacquisition of these rights, Rockwell is now unrestricted in its ability to sell its hemodialysis concentrates products to dialysis clinics throughout the United States and around the world. The Company recognized the remaining revenue of $1.5 million during the six months ended June 30, 2023.
The remaining agreements with Sun Pharma, Jeil Pharmaceutical, and Drogsan Pharmaceuticals comprise the current and long-term portions of deferred license revenue on the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023.
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

The Series X Preferred Stock was issued for a price of $1,000 per share (the "Face Amount"), subject to accretion at a rate of 1% per annum, compounded annually. If the Company’s common stock trades above $22.00 for a period of 30 calendar days, the accretion will thereafter cease. As of June 30, 2024, the Series X Preferred Stock accreted a total $0.2 million.

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

As of each of June 30, 2024 and December 31, 2023, there were 2,000,000 shares of preferred stock, $0.0001 par value per share, authorized and 15,000 shares of preferred stock issued and outstanding.
Common Stock
As of June 30, 2024 and December 31, 2023, there were 170,000,000 shares of common stock, $0.0001 par value per share, authorized and 31,030,218 and 29,130,607 shares issued and outstanding, respectively.
As of June 30, 2024 and 2023, the Company reserved for issuance the following shares of common stock related to the potential exercise of employee stock options, unvested restricted stock, convertible preferred stock, pre-funded warrants and all other warrants (collectively, "common stock equivalents"):

	As of June 30,
Common Stock and Common Stock Equivalents:	2024	2023
Common Stock	31,030,218	16,795,673
Common Stock Issuable upon Exercise of Pre-funded Warrants	—	1,793,000
Common Stock and Pre-funded Stock Warrants	31,030,218	18,588,673
Options to Purchase Common Stock	1,895,031	1,570,599
Unvested Restricted Stock Awards	891	891
Unvested Restricted Stock Units	534,309	313,065
Convertible Preferred Stock	1,363,636	1,363,636
Warrants to Purchase Common Stock	3,984,484	10,196,268
Total	38,808,569	32,033,132
During the three months ended June 30, 2024 and 2023, nil and 4,118,000 Pre-Funded Warrants were exercised, respectively. During the six months ended June 30, 2024 and 2023, nil and 4,507,000 Pre-Funded Warrants were exercised, respectively.
During the three and six months ended June 30, 2024 and 2023, no vested employee stock options were exercised.
Controlled Equity Offering

On April 8, 2022, the Company entered into the Sales Agreement (the "ATM facility") with Cantor Fitzgerald & Co. as Agent, pursuant to which the Company may offer and sell from time to time up to $12.2 million of shares of Company’s common stock through the Agent. The offering and sale of such shares has been registered under the Securities Act of 1933, as amended.

During the six months ended June 30, 2024, 1,708,379 shares were sold pursuant to the Sales Agreement for net proceeds of $2.8 million. Approximately $8.2 million remains available for sale under the ATM facility.
Private Placement
On July 10, 2023, the Company entered into a letter agreement (the “Letter Agreement”) with Armistice Capital Master Fund Ltd. (“Armistice”), which held a warrant (the “Prior Warrant”) to purchase 9,900,990 shares of common stock of the Company (the “Common Stock”) with an exercise price of $1.39 per share, offering Armistice the opportunity to exercise the Prior Warrant for cash, provided the Prior Warrant was exercised for cash on or prior to 5:00 P.M. Eastern Time on July 10, 2028 (the “End Date”). In addition, Armistice would receive a “reload” warrant (the “Reload Warrant”) to purchase 3,750,000 shares of Common Stock with an exercise price of $5.13 per share, the closing price as reported by the Nasdaq Capital Market on July 7, 2023. The terms of the Reload Warrant and Letter Agreement provide for customary resale registration rights. The Letter Agreement also provides that for a period of 45 days after the issuance of the Reload Warrant, the Company may not sell shares of Common Stock pursuant to its sales agreement with Cantor Fitzgerald & Co., dated as of April 8, 2022, at a price per share less than $6.25. The Reload Warrant may be exercised at all times prior to the 54 months anniversary of its issuance date. The Prior Warrant and the Reload Warrant both provide that a holder (together with its affiliates) may not exercise any portion of the Prior Warrant or the Reload Warrant to the extent that the holder would own more than 9.99% of the Company’s outstanding Common Stock immediately after exercise, as such percentage ownership is determined in accordance with the terms of such warrant. To the extent the exercise of the Prior Warrant would result in Armistice holding more than 9.99% of the Company’s outstanding Common Stock, such shares of Common Stock in excess of 9.99% will be held in abeyance. The Letter Agreement amended the Prior Warrant to extend the expiration date thereof to one year following the original expiration date set forth therein.
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

The fair value of the warrant at the issuance date was calculated using the Black-Scholes pricing model and include the following assumptions:

Stock Price per Share	$1.86
Expected Stock Price Volatility	85.00%
Risk-free Interest Rate	3.93%
Term (years)	5.0
Dividend Yield	0%
12.  Stock-Based Compensation
The Company recognized total stock-based compensation expense during the three and six months ended June 30, 2024 and 2023 as follows (table in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Service-based awards:
Restricted Stock Units	$159	$119	$277	$164
Stock Option Awards	179	190	312	338
Total	$338	$309	$589	$502

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Performance Based Restricted Stock Awards
A summary of the Company’s performance based restricted stock awards during the six months ended June 30, 2024 is as follows:

Performance Based Restricted Stock Awards	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2024	891	$62.70
Unvested at June 30, 2024	891	$62.70
Performance-based restricted stock awards are measured based on their fair value on the date of grant and amortized over the vesting period of 20 months. As of June 30, 2024, there is no unrecognized stock-based compensation expense related to performance based restricted stock awards.
Service Based Restricted Stock Units
A summary of the Company’s service-based restricted stock units during the six months ended June 30, 2024 is as follows:

Service Based Restricted Stock Units	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2024	258,885	$1.97
Granted	466,656	1.58
Vested	(191,232)	2.18
Unvested at June 30, 2024	534,309	$1.48
The fair value of service based restricted stock units are measured based on their fair value on the date of grant and amortized over the vesting period. The vesting periods range from 1 to 3 years. As of June 30, 2024, the unrecognized stock-based compensation expense was $0.7 million, which is expected to be recognized over the next 1.7 years.
Service Based Stock Option Awards
The fair value of the service-based stock option awards granted for the six months ended June 30, 2024 and 2023 were based on the following assumptions:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Exercise Price	$1.39 - $1.80	$1.37 - $2.83
Expected Stock Price Volatility	81.8%	81.6% - 81.9%
Risk-free Interest Rate	4.31% - 4.45%	3.41% - 3.55%
Term (years)	5.61 - 5.62	4 - 6

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
A summary of the Company’s service-based stock option activity for the six months ended June 30, 2024 is as follows:

Service Based Stock Option Awards	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in $1,000's)
Outstanding at January 1, 2024	1,328,621	$5.22
Granted	569,160	1.40
Forfeited	(2,500)	2.29
Expired	(250)	2.83
Outstanding at June 30, 2024	1,895,031	$4.08	8.5	$529,694

Exercisable at June 30, 2024	455,511	$11.57	7.2	$88,240
The aggregate intrinsic value is calculated as the difference between the closing price of the Company's common stock at the date indicated and the exercise price of the stock options that had strike prices below the closing price.
The weighted average grant date fair value for service based stock option awards granted during the six months ended June 30, 2024 and 2023 was $0.99 and $1.03, respectively.
As of June 30, 2024, total stock-based compensation expense related to unvested options not yet recognized totaled approximately $0.9 million, which is expected to be recognized over the next 3.2 years.
13.  License Agreements
Product License Agreements
The Company is a party to a Licensing Agreement between the Company and Charak, LLC ("Charak") dated January 7, 2002 (the "2002 Agreement") that grants the Company exclusive worldwide rights to certain patents and information related to our Triferic product. On October 7, 2018, the Company entered into a Master Services and IP Agreement (the “Charak MSA”) with Charak and Dr. Ajay Gupta, a former Officer of the Company. Pursuant to the MSA, the parties entered into three additional agreements described below related to the license of certain soluble ferric pyrophosphate (“SFP”) intellectual property owned by Charak. As of June 30, 2024 and December 31, 2023, the Company has accrued $87,900 relating to certain IP reimbursement expenses and certain sublicense royalty fees, which is included within accrued liabilities on the condensed consolidated balance sheets.
Pursuant to the Charak MSA, the aforementioned parties entered into an Amendment, dated as of October 7, 2018 (the “Charak Amendment”), to the 2002 Agreement, under which Charak granted the Company an exclusive, worldwide, non-transferable license to commercialize SFP for the treatment of patients with renal failure. The Charak Amendment amends the royalty payments due to Charak under the 2002 Agreement such that the Company is liable to pay Charak royalties on net sales by the Company of products developed under the license, which includes the Company’s Triferic product, at a specified rate until December 31, 2021 and thereafter at a reduced rate from January 1, 2022 until February 1, 2034. Additionally, the Company is required to pay Charak a percentage of any sublicense income during the term of the agreement, which cannot be less than a minimum specified percentage of net sales of the licensed products by the sublicensee in jurisdictions where there exists a valid claim, on a country-by-country basis, and can be no less than a lower rate of the net sales of the licensed products by the sublicensee in jurisdictions where there exists no valid claim, on a country-by-country basis.
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

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
The potential milestone payments are not yet considered probable, and no milestone payments have been accrued as of June 30, 2024 and December 31, 2023.
14.  Leases
Rockwell leases its production facilities and administrative offices as well as certain equipment used in its operations including leases on transportation equipment used in the delivery of its products. The lease terms range from monthly to six years. Rockwell occupies a 51,000 square foot facility and a 17,500-square foot facility in Wixom, Michigan under a lease expiring in August 2027. During the six months ended June 30, 2024, the lease for the Wixom facilities was extended by three years to August 2027, which was accounted for as a modification. As a result of the modification, the operating lease right of use asset and lease liabilities increased by $1.5 million. Rockwell also occupies two other manufacturing facilities, a 51,000-square foot facility in Grapevine, Texas under a lease expiring in December 2025, and a 57,000-square foot facility in Greer, South Carolina under a lease expiring February 2026. In addition, Rockwell occupied 4,100 square feet of office space in Hackensack, New Jersey under a lease expiring on October 31, 2024. This lease was subleased on December 15, 2021 with an expiration date of October 31, 2024.
The following summarizes quantitative information about the Company’s operating and finance leases (table in thousands):

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Operating Leases
Operating Lease Cost	$341	$455	$761	$859
Variable Lease Cost	128	109	250	224
Operating Lease Expense	469	564	1,011	1,083
Finance Leases
Amortization of Right-of-use Assets	141	141	282	282
Interest on Lease Obligations	29	38	61	77
Finance Lease Expense	170	179	343	359
Short-term Lease Rent Expense	6	4	11	8
Total Rent Expense	$645	$747	$1,365	$1,450

Other Information
Operating Cash Flows from Operating Leases	$426	$478	$863	$902
Operating Cash Flows from Finance Leases	$29	$38	$61	$77
Financing Cash Flows from Finance Leases	$138	$129	$276	$258
Weighted-average Remaining Lease Term – Operating Leases	2.6	2.7	2.6	2.7
Weighted-average Remaining Lease Term – Finance Leases	3.0	3.9	3.0	3.9
Weighted-average Discount Rate – Operating Leases	6.3%	6.5%	6.3%	6.5%
Weighted-average Discount Rate – Finance Leases	6.4%	6.4%	6.4%	6.4%
Future minimum rental payments under operating and finance lease agreements are as follows (in thousands):

	Operating	Finance
Year ending December 31, 2024 (remaining)	$835	$334
Year ending December 31, 2025	1,587	676
Year ending December 31, 2026	946	666
Year ending December 31, 2027	525	311
Year ending December 31, 2028	2	—
Total	3,895	1,987
Less Present Value Discount	(295)	(175)
Operating and Finance Lease Liabilities	$3,600	$1,812
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
The Third Amendment contains various financial covenants and customary representations and warranties and affirmative and negative covenants, subject to exceptions as described in the Third Amendment. The Company's ability to comply with the covenants under the Third Amendment may be adversely affected by events beyond its control. If the Company is unable to comply with the covenants under the Third Amendment, it would pursue all available cure options in order to regain compliance. However, the Company may not be able to mutually agree with Innovatus on appropriate remedies to cure a future breach of a covenant, which could give rise to an event of default. However, as of June 30, 2024, the Company was in compliance with all covenants under the Third Amendment.
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

The effective interest rate is 12.0% as of June 30, 2024. For the three months ended June 30, 2024 and 2023, interest expense amounted to $0.2 million and $0.3 million, respectively. For the six months ended June 30, 2024 and 2023, interest expense amounted to $0.5 million and $0.6 million, respectively. As of June 30, 2024, the outstanding balance of the Term Loan was $8.3 million, net of unamortized issuance costs and discount of $0.6 million, and including $0.8 million of premium accretion, $0.1 million related to a fee resulting from the Third Amendment, and paid-in-kind interest of $0.1 million.

The following table reflects the schedule of principal payments on the Term Loan as of June 30, 2024 (in thousands):

June 30, 2024
2024 (remaining)	$—
2025	—
2026	1,359
2027	3,262
2028	3,262
2029 (inclusive of Final Fee)	1,256
Total Debt Maturities	9,139
Unamortized Issuance Costs, Discount and Premium, net	(844)
Term Loan - Long-Term, net of issuance costs	$8,295

16. Insurance Financing Note Payable
On June 3, 2023, the Company entered into a short-term note payable for $0.7 million, bearing interest at a rate of 9.59% per annum to finance various insurance policies. Principal and interest payments related to this note began on July 3, 2023 and were paid on a straight-line amortization over nine months with the final payment due on March 3, 2024. During the six months ended June 30, 2024, the Company's insurance financing note payable balance was paid in full.
On June 24, 2024, the Company entered into a short-term note payable with a principal amount of $0.7 million, bearing interest at a rate of 7.89% per annum to finance various insurance policies, which required an upfront payment of $0.2 million. Principal and interest payments related to this note began on July 3, 2024 and will be paid in 10 equal monthly payments of $0.1 million, with the final payment due on April 3, 2025. As of June 30, 2024, the balance of the insurance financing note payable was $0.7 million.

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
Results of Operations for the Three Months Ended June 30, 2024 and 2023
The following table summarizes our operating results for the periods presented below (dollars in thousands):

	Three Months Ended June 30,
	2024	% of Revenue	2023	% of Revenue	% Change

Net Sales	$25,832		$18,080		43%
Cost of Sales	21,282	82%	17,047	94%	25%
Gross Profit	4,550	18%	1,033	6%	340%

Research and Product Development	—	—%	167	1%	(100)%
Selling and Marketing	586	2%	530	3%	11%
General and Administrative	3,449	13%	3,295	18%	5%
Operating Income (Loss)	$515	2%	$(2,959)	(16)%	(117)%
Net Sales
During the three months ended June 30, 2024, net sales were $25.8 million compared to net sales of $18.1 million during the three months ended June 30, 2023. The increase of $7.8 million was due to $3.7 million from customers added through the Evoqua asset acquisition, as well as increased sales and price increases to existing customers. Overall, product revenue for the three months ended June 30, 2024 was $25.8 million compared to product revenue of $18.0 million for the three months ended June 30, 2023. Net sales of non-product revenue were not material in either period.
Gross Profit
Cost of sales for the three months ended June 30, 2024 was $21.3 million, resulting in gross profit of $4.6 million for the three months ended June 30, 2024, compared to cost of sales of $17.0 million and a gross profit of $1.0 million for the three months ended June 30, 2023. Gross profit increased by $3.5 million primarily due to additional customers added through the Evoqua asset acquisition, as well as additional sales and price increases to existing customers.
Research and Product Development Expense
Research and product development expenses were nil and $0.2 million for the three months ended June 30, 2024 and 2023, respectively. The decrease of approximately $0.2 million is due to the decision to pause all research and development related to Triferic.
Selling and Marketing Expense
Selling and marketing expenses were $0.6 million and $0.5 million for the three months ended June 30, 2024 and 2023, respectively.
General and Administrative Expense
General and administrative expenses were $3.4 million for the three months ended June 30, 2024, compared with $3.3 million for the three months ended June 30, 2023. The increase of $0.1 million was primarily due to increased wages and amortization of intangible assets.

Other Expense
Total other expense of $0.2 million and $0.3 million for the three months ended June 30, 2024 and 2023, respectively, was primarily driven by interest expense related to our debt facility (See Note 15 to the condensed consolidated financial statements included elsewhere in this Form 10-Q), partially offset by the realized gain on the available-for-sale investments of $0.1 million during the three months ended June 30, 2024.
Results of Operations for the Six Months Ended June 30, 2024 and 2023
The following table summarizes our operating results for the periods presented below (dollars in thousands):

	Six Months Ended June 30,
	2024	% of Revenue	2023	% of Revenue	% Change

Net Sales	$48,508		$37,748		29%
Cost of Sales	40,894	84%	34,116	90%	20%
Gross Profit	7,614	16%	3,632	10%	110%

Research and Product Development	18	—%	445	1%	(96)%
Selling and Marketing	1,180	2%	1,028	3%	15%
General and Administrative	7,225	15%	6,545	17%	10%
Operating Loss	$(809)	(2)%	$(4,386)	(12)%	(82)%
Net Sales
During the six months ended June 30, 2024, our net sales were $48.5 million compared to net sales of $37.7 million during the six months ended June 30, 2023. The increase of $10.8 million was primarily due to $7.1 million from customers added through the Evoqua asset acquisition, increased sales and price increases to existing customers, partially offset by $1.5 million of deferred license revenue recognition included in the six months ended June 30, 2023. Overall, product revenue for the six months ended June 30, 2024 was $48.5 million compared to product revenue of $36.1 million for the six months ended June 30, 2023. Net sales of non-product revenue were not material in either period.
Gross Profit
Cost of sales for the six months ended June 30, 2024 was $40.9 million, resulting in gross profit of $7.6 million for the six months ended June 30, 2024, compared to cost of sales of $34.1 million and a gross profit of $3.6 million for the six months ended June 30, 2023. Gross profit increased by $4.0 million primarily due to customers added through the Evoqua asset acquisition, as well as increased sales and price increases to existing customers. The six months ended June 30, 2023 included $1.5 million of gross profit associated with deferred license revenue recognition.
Research and Product Development Expense
Research and product development expenses were immaterial and $0.4 million for the six months ended June 30, 2024 and 2023, respectively. The decrease of approximately $0.4 million is due to the decision to pause all research and development related to Triferic.
Selling and Marketing Expense
Selling and marketing expenses were $1.2 million and $1.0 million for the six months ended June 30, 2024 and 2023, respectively.

General and Administrative Expense
General and administrative expenses were $7.2 million for the six months ended June 30, 2024, compared with $6.5 million for the six months ended June 30, 2023. The increase of $0.7 million was primarily due to increased wages, administrative costs and amortization of intangible assets.
Other Expense
Total other expense of $0.6 million and $0.8 million for the six months ended June 30, 2024 and 2023, respectively, was primarily driven by interest expense related to our debt facility (See Note 15 to the condensed consolidated financial statements included elsewhere in this Form 10-Q).
Liquidity and Capital Resources
As of June 30, 2024, we had approximately $11.9 million of cash and cash equivalents, and working capital of $14.9 million. Based on the currently available working capital along with the expectation of management of its ability to execute on its operational plans as discussed below, management believes the Company currently has sufficient funds to meet its operating requirements for at least the next twelve months from the date of the filing of this report.
Additionally, the Company's operational plans include raising capital, if needed, by using the $8.2 million remaining availability under its at-the-market ("ATM") facility or other methods or forms of financings, subject to existing limitations. Under the ATM, we have the ability to control the timing and price at which capital is raised.
The actual amount of cash that we will need to execute our business strategy is subject to many factors, including, but not limited to, the costs associated with our manufacturing and transportation operations related to our concentrate business.
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
We believe our ability to fund our activities in the long term will be highly dependent upon (i) our ability to execute on the growth strategy of our hemodialysis concentrates business, (ii) our ability to achieve sustained profitability, and (iii) our ability to identify, develop, in-license, or acquire new products in developing our renal care product portfolio. All of these strategies are subject to significant risks and uncertainties such that there can be no assurance we will be successful in achieving them. If we are unsuccessful in executing our business plan and we are unable to raise the required capital, we may be forced to curtail all of our activities and, ultimately, cease operations. Even if we are able to raise sufficient capital, such financings may only be available on unattractive terms, or result in significant dilution of stockholders’ interests and, in such event, the market price of our common stock may decline.
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

The Company is subject to certain covenants and cure provisions under its Loan Agreement with Innovatus. As of June 30, 2024, the Company is in compliance with all covenants. On January 2, 2024, the Company's Loan Agreement was amended to include, among other things, an interest-only period for 30 months, or up to 36 months if certain conditions are met, and extend the maturity date to January 1, 2029 (See Note 15 to the accompanying condensed consolidated interim financial statements).

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
Cash Used in Operating Activities
Net cash used in operating activities was $0.9 million for the six months ended June 30, 2024 compared to net cash used in operating activities of $5.6 million for the six months ended June 30, 2023. The decrease in cash used from operating activities during the current period was primarily due to (i) a decrease in net loss of approximately $3.7 million, (ii) a decrease in changes in current balance sheet accounts in the ordinary course of business of approximately $2.4 million, primarily due to decreases in accounts payable of $1.2 million and accrued and other liabilities of $1.1 million, and (iii) non-cash adjustments of $1.1 million of depreciation and amortization, including amortization related to the intangible assets acquired as part of the Evoqua Acquisition, $0.9 million of non-cash lease expense and $0.6 million of stock-based compensation expense. For additional information related to the Evoqua Acquisition, see Note 4 to the accompanying condensed consolidated interim financials statements.
Cash Provided by Investing Activities
Net cash provided by investing activities was $1.6 million during the six months ended June 30, 2024 compared to net cash provided by investing activities of $5.2 million for the six months ended June 30, 2023. Net cash provided by investing activities during the six months ended June 30, 2024 was driven primarily by sales of our available-for-sale investments of $2.0 million during the period. Net cash provided by investing activities during the six months ended June 30, 2023 was primarily due to $9.3 million of cash received from the sale of available-for-sale investments, partially offset by $3.8 million of cash used for purchases of available for sale investments during the period.
Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities was $2.2 million during the six months ended June 30, 2024 compared to net cash used in financing activities of $0.8 million for the six months ended June 30, 2023. Net cash provided financing activities during the six months ended June 30, 2024 was primarily due to the gross proceeds from the issuance of common stock in connection with the ATM facility of $2.8 million. Net cash used in financing activities for the six months ended June 30, 2023 was primarily due to the $0.5 million payment on a short term insurance note payable and $0.3 million of payments on finance leases.
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
Under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2024. Based upon that evaluation, our Chief Executive Officer concluded our disclosure controls and procedures were effective as of June 30, 2024.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Director and executive officer trading arrangements
The following table provides information concerning Rule 10b5-1 trading arrangements adopted during the three months ended June 30, 2024, by any director or any executive officer who is subject to the filing requirements of Section 16 of the Securities Exchange Act of 1934. These trading arrangements are intended to satisfy the affirmative defense of Rule 10b5-1(c). No non-Rule 10b5-1 trading arrangements were adopted by any director or executive officer during the second quarter of 2024. In addition, no Rule 10b5-1 or non-Rule 10b5-1 trading arrangements were terminated by any director or executive officer in the second quarter of 2024.

Name	Title	Adoption Date	Duration(a)	Number of shares to be sold
Mark Strobeck	President and CEO	May 31, 2024	May 31, 2024 – October 2, 2025	25,104
Timothy Chole	SVP and Chief Commercial Officer	June 7, 2024	June 7, 2024 – October 2, 2025	10,606
aSubject to compliance with Rule 10b5-1, duration could cease earlier than the final date shown above to the extent that the aggregate number of shares to be sold under the trading arrangement have been sold.

Item 6. Exhibits

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX
Exhibit No.	Description

31.1*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1**	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Database

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (included as Exhibit 101)

*	Filed herewith
**	Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKWELL MEDICAL, INC.
(Registrant)

Date: August 8, 2024	/s/ Mark Strobeck
Mark Strobeck, Ph.D. Chief Executive Officer (Principal Executive Officer and Interim Financial Officer)