Form 10-Q
period 2024-09-30
ROCKWELL MEDICAL, INC.
filed 2024-11-12
CIK 1041024

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
The number of shares of common stock outstanding as of November 8, 2024 was 32,318,806.

Rockwell Medical, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

	September 30, 2024	December 31, 2023
ASSETS
Cash and Cash Equivalents	$12,338	$8,983
Investments Available-for-Sale	5,934	1,952
Accounts Receivable, net	8,886	10,901
Inventory, net	5,888	5,871
Prepaid and Other Current Assets	1,171	1,063
Total Current Assets	34,217	28,770
Property and Equipment, net	5,795	6,402
Inventory, Non-Current	178	178
Right of Use Assets - Operating, net	3,598	2,713
Right of Use Assets - Financing, net	1,482	1,903
Intangible Assets, net	10,345	10,759
Goodwill	921	921
Other Non-Current Assets	548	527
Total Assets	$57,084	$52,173
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts Payable	$2,607	$4,516
Accrued Liabilities	6,290	7,149
Deferred Consideration - Current	2,274	2,500
Lease Liabilities - Operating - Current	1,554	1,381
Lease Liabilities - Financing - Current	587	558
Deferred License Revenue - Current	46	46
Insurance Financing Note Payable	469	244
Customer Deposits	351	243
Total Current Liabilities	14,178	16,637

Lease Liabilities - Operating - Long-Term	2,098	1,433
Lease Liabilities - Financing - Long-Term	1,085	1,530
Term Loan - Long-Term, net of issuance costs	8,383	8,293
Deferred License Revenue - Long-Term	441	475
Deferred Consideration - Long-Term	1,750	2,500
Long Term Liability - Other	14	14
Total Liabilities	27,949	30,882

	September 30, 2024	December 31, 2023
Stockholders’ Equity:
Preferred Stock, $0.0001 par value, 2,000,000 shares authorized; 15,000 shares issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Common Stock, $0.0001 par value; 170,000,000 shares authorized; 32,318,806 and 29,130,607 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	3	3
Additional Paid-in Capital	426,046	418,487
Accumulated Deficit	(396,922)	(397,198)
Accumulated Other Comprehensive Income (Loss)	8	(1)
Total Stockholders’ Equity	29,135	21,291
Total Liabilities and Stockholders’ Equity	$57,084	$52,173

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Net Sales	$28,316	$23,771	$76,824	$61,519
Cost of Sales	22,077	21,569	62,971	55,685
Gross Profit	6,239	2,202	13,853	5,834
Research and Product Development	—	494	18	939
Selling and Marketing	726	556	1,906	1,584
General and Administrative	3,577	2,889	10,802	9,434
Operating Income (Loss)	1,936	(1,737)	1,127	(6,123)

Other Expense:
Realized Gain on Available-for-Sale Investments	—	220	51	220
Interest Expense	(302)	(411)	(965)	(1,193)
Interest Income	30	56	63	169
Total Other Expense, net	(272)	(135)	(851)	(804)

Net Income (Loss)	$1,664	$(1,872)	$276	$(6,927)

Basic Net Income (Loss) per Share	$0.05	$(0.07)	$0.01	$(0.32)
Diluted Net Income (Loss) per Share	$0.04	$(0.07)	$0.01	$(0.32)
Basic Weighted Average Shares Outstanding	31,551,805	27,521,088	30,447,588	21,526,978
Diluted Weighted Average Shares Outstanding	32,420,168	27,521,088	31,013,464	21,526,978

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Net Income (Loss)	$1,664	$(1,872)	$276	$(6,927)
Reclassification of Realized Gain on Available-for-Sale Investments Included in Net Income	—	—	(25)	—
Unrealized Gain (Loss) on Available-for-Sale Investments	13	(69)	38	(90)
Foreign Currency Translation Adjustments	—	—	(4)	(4)
Comprehensive Income (Loss)	$1,677	$(1,941)	$285	$(7,021)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	TOTAL STOCKHOLDERS' EQUITY
	SHARES	AMOUNT	SHARES	AMOUNT
Balance as of January 1, 2024	15,000	$—	29,130,607	$3	$418,487	$(397,198)	$(1)	$21,291
Net Loss	—	—	—	—	—	(1,731)	—	(1,731)
Unrealized Gain on Available-for-Sale Investments	—	—	—	—	—	—	25	25
Issuance of Common Stock, net of offering costs/At-The-Market	—	—	358,210	—	560	—	—	560
Vesting of Restricted Stock Units Issued, net of taxes withheld	—	—	67,657	—	—	—	—	—
Issuance of Warrant in connection with the Third Amendment (Note 11)	—	—	—	—	247	—	—	247
Stock-based Compensation	—	—	—	—	251	—	—	251
Balance as of March 31, 2024	15,000	—	29,556,474	3	419,545	(398,929)	24	20,643
Net Income	—	—	—	—	—	343	—	343
Reclassification of Realized Gains on Available-for-Sale Debt Instrument Investments Included in Net Income	—	—	—	—	—	—	(25)	(25)
Foreign Currency Translation Adjustments	—	—	—	—	—	—	(4)	(4)
Issuance of Common Stock, net of offering costs/At-the-Market Offering	—	—	1,350,169	—	2,203	—	—	2,203
Vesting of Restricted Stock Units Issued, net of taxes withheld	—	—	123,575	—	—	—	—	—
Stock-based Compensation	—	—	—	—	338	—	—	338
Balance as of June 30, 2024	15,000	—	31,030,218	3	422,086	(398,586)	(5)	23,498
Net Income	—	—	—	—	—	1,664	—	1,664
Unrealized Gain on Available-for-Sale Investments	—	—	—	—	—	—	13	13
Issuance of Common Stock, net of offering costs/At-the-Market Offering	—	—	1,282,546	—	3,630	—	—	3,630
Issuance of Common Stock upon Exercise of Options	—	—	6,042	—	9	—	—	9
Stock-based Compensation	—	—	—	—	321	—	—	321
Balance as of September 30, 2024	15,000	$—	32,318,806	$3	$426,046	$(396,922)	$8	$29,135

    The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS' EQUITY
	SHARES	AMOUNT	SHARES	AMOUNT
Balance as of January 1, 2023	15,000	$—	12,163,673	$1	$402,701	$(388,759)	$163	$14,106
Net Loss	—	—	—	—	—	(1,750)	—	(1,750)
Unrealized Loss on Available-for-Sale Investments	—	—	—	—	—	—	(3)	(3)
Foreign Currency Translation Adjustments	—	—	—	—	—	—	(4)	(4)
Issuance of Common Stock upon Exercise of Pre-Funded Warrants	—	—	389,000	—	—	—	—	—
Issuance of Warrants related to Debt Financing	—	—	—	—	—	—	—	—
Stock-based Compensation	—	—	—	—	193	—	—	193
Balance as of March 31, 2023	15,000	—	12,552,673	1	402,894	(390,509)	156	12,542
Net Loss	—	—	—	—	—	(3,305)	—	(3,305)
Unrealized Loss on Available-for-Sale Investments	—	—	—	—	—	—	(18)	(18)
Foreign Currency Translation Adjustments	—	—	—	—	—	—	(1)	(1)
Issuance of Common Stock, net of offering costs/Public Offering	—	—	4,118,000	1	—	—	—	1
Vesting of Restricted Stock Units Issued, net of taxes withheld	—	—	125,000	—	—	—	—	—
Stock-based Compensation	—	—	—	—	309	—	—	309
Balance as of June 30, 2023	15,000	—	16,795,673	2	403,203	(393,814)	137	9,528
Net Loss	—	—	—	—	—	(1,872)	—	(1,872)
Unrealized Loss on Available-for-Sale Investments	—	—	—	—	—	—	(69)	(69)
Issuance of Common Stock in Connection with Exercise of the Prior Warrant and Pre-Funded Warrants, net of offering costs	—	—	11,693,990	1	13,718	—	—	13,719
Stock-based Compensation	—	—	—	—	212	—	—	212
Balance as of September 30, 2023	15,000	$—	28,489,663	$3	$417,133	$(395,686)	$68	$21,518

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Cash Flows From Operating Activities:
Net Income (Loss)	$276	$(6,927)
Adjustments To Reconcile Net Income (Loss) To Net Cash Provided By (Used In) Operating Activities:
Depreciation and Amortization	1,637	894
Stock-based Compensation	910	714
Increase in Inventory Reserves	314	1,098
Non-cash Lease Expense from Right of Use Assets	1,446	1,529
Amortization of Debt Financing Costs and Accretion of Debt Discount and Premium	337	276
Loss on Disposal of Assets	—	1
Realized Gain on Sale of Investments	(51)	(220)
Changes in Operating Assets and Liabilities:
Accounts Receivable	2,024	(3,102)
Inventory	(331)	1,561
Prepaid and Other Assets	541	875
Accounts Payable	(1,909)	(124)
Lease Liabilities	(1,072)	(1,113)
Accrued and Other Liabilities	(751)	(1,033)
Deferred License Revenue	(34)	(3,798)
Net Cash Provided By (Used In) Operating Activities	3,337	(9,369)
Cash Flows From Investing Activities:
Purchase of Investments Available-for-Sale	(5,921)	(3,752)
Sale of Investments Available-for-Sale	2,003	11,301
Purchase of Equipment	(616)	(241)
Cash Paid in Connection with Evoqua Asset Acquisition	—	(12,361)
Net Cash Used In Investing Activities	(4,534)	(5,053)
Cash Flows From Financing Activities:
Payments on Debt	—	(500)
Payments on Insurance Financing Note Payable	(445)	(748)
Payments on Financing Lease Liabilities	(416)	(388)
Proceeds from Issuance of Common Stock	6,393	13,763
Offering Costs from Issuance of Common Stock	—	(43)
Deferred Consideration Paid in Connection with Evoqua Asset Acquisition	(976)	—
Net Cash Provided By Financing Activities	4,556	12,084

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(4)	(5)

Net Increase (Decrease) in Cash and Cash Equivalents	3,355	(2,343)
Cash and Cash Equivalents at Beginning of Period	8,983	10,102
Cash and Cash Equivalents at End of Period	$12,338	$7,759

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$645	$929
Supplemental Disclosure of Non-cash Investing and Financing Activities:
Issuance of Warrant in connection with the Third Amendment as Debt Issuance Costs	$247	$—
Right of Use Assets - Operating Obtained in Exchange for Lease Liabilities - Operating	$1,984	$—
Change in Unrealized Gain (Loss) on Investments Available-for-Sale	$13	$(90)
Increase in Prepaid Assets from Insurance Financing Note Payable	$670	$733
Proceeds from Issuance of Common Stock Upon Exercise of Options in Accounts Receivable, net	$9	$—
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

Rockwell manufactures hemodialysis concentrates at its facilities in Michigan, South Carolina, and Texas totaling approximately 175,000 square feet, and manufactures its dry acid concentrate mixers at its facility in Iowa. Additionally, in July 2023, the Company purchased customer relationships, equipment and inventory from Evoqua Water Technologies LLC ("Evoqua") related to the manufacturing and sale of hemodialysis concentrates products, all of which are manufactured under a contract manufacturing agreement with a third-party organization in Minnesota.

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
2.  Liquidity and Capital Resources
As of September 30, 2024, Rockwell had approximately $18.3 million of cash, cash equivalents and investments available-for-sale, and working capital of $20.0 million. Net cash provided by operating activities for the nine months ended September 30, 2024 was approximately $3.3 million. Based on the currently available working capital along with the expectation of management of its ability to execute on its operational plans as discussed below, management believes the Company currently has sufficient funds to meet its operating requirements for at least the next twelve months from the date of the filing of this report.
The Company continues to review its operational plans and execute on the acquisition of new customers, and has implemented cost containment activities. The Company may require additional capital to sustain its operations and make the investments it needs to execute its strategic plan. Additionally, the Company's operational plans include raising capital, if needed, by using the remaining $4.5 million available under its at-the-market ("ATM") facility or other methods or forms of financings, subject to existing limitations. If the Company attempts to obtain additional debt or equity financing, the Company cannot assume such financing will be available on favorable terms, if at all.

The Company is subject to certain covenants and cure provisions under its Loan Agreement with Innovatus Life Sciences Lending Fund I, LP ("Innovatus"), which, on January 2, 2024, was amended to include, among other things, an interest-only period for 30 months, or up to 36 months if certain conditions are met, and to extend the maturity date to January 1, 2029 (See Note 15 for further detail). As of September 30, 2024, the Company is in compliance with all covenants.

In addition, the global macroeconomic environment is uncertain, and could be negatively affected by, among other things, increased U.S. trade tariffs and trade disputes with other countries, instability in the global capital and credit markets, recent bank failures in the United States, supply chain weaknesses, and instability in the geopolitical environment, including as a result of the Russian invasion of Ukraine, the Middle East conflict and other political tensions, and the occurrence of natural disasters and public health crises. Such challenges have caused, and may continue to cause, recession fears, rising interest rates, foreign exchange volatility and inflationary pressures. At this time, the Company is unable to quantify the potential effects, if any, of this economic and political instability on its future operations.
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

The condensed consolidated balance sheet at September 30, 2024, and the condensed consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity, and cash flows for the three and nine months ended September 30, 2024 and 2023 are unaudited, but include all adjustments, consisting of normal recurring adjustments the Company considers necessary for a fair presentation of the financial position, operating results, and cash flows for the periods presented. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024 or for any future interim period. The condensed consolidated balance sheet at December 31, 2023 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2023 and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 as filed with the SEC on March 21, 2024. The Company’s consolidated subsidiaries consist of its wholly-owned subsidiaries, Rockwell Transportation, Inc. and Rockwell Medical India Private Limited.

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

Income (Loss) Per Share
Basic and diluted net income (loss) per share for the three and nine months ended September 30, 2024 and 2023 was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share amounts)	2024	2023	2024	2023
Numerator:
Net Income (Loss)	$1,664	$(1,872)	$276	$(6,927)
Less: Undistributed Earnings to Participating Securities	(233)	—	(40)	—
Net Income (Loss) Attributable to Common Stockholders	$1,431	$(1,872)	$236	$(6,927)

Denominator:
Basic Weighted Average Number of Shares of Common Stock Outstanding	31,551,805	27,521,088	30,447,588	21,526,978
Incremental Shares Attributable to the Assumed Exercise of Outstanding Options to Purchase Common Stock	489,193	—	271,382	—
Incremental Shares Attributable to the Assumed Vesting of Unvested Restricted Stock Units	318,046	—	282,340	—
Incremental Shares Attributable to the Assumed Exercise of Warrants	61,124	—	12,154	—
Diluted Weighted Average Number of Shares of Common Stock Outstanding	32,420,168	27,521,088	31,013,464	21,526,978
Basic Net Income (Loss) per Share Attributable to Common Stockholders	$0.05	$(0.07)	$0.01	$(0.32)
Diluted Net Income (Loss) per Share Attributable to Common Stockholders	$0.04	$(0.07)	$0.01	$(0.32)
Basic income (loss) per share (“EPS”) is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, using the more dilutive of the two- class method and the if-converted method in the period of earnings. The two class method is an earnings allocation method that determines income (loss) per share (when there are earnings) for common stock and participating securities. The if-converted method assumes all convertible securities are converted into common stock. Diluted EPS excludes all dilutive potential shares of common stock if their effect is anti-dilutive.
The Company’s potentially dilutive securities include stock options, restricted stock awards and units, convertible preferred stock and warrants. The following table includes the potential shares of common stock that were excluded from the computation of diluted EPS per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Warrants to Purchase Common Stock	3,793,388	4,045,278	3,793,388	4,045,278
Options to Purchase Common Stock	268,978	1,367,493	284,296	1,367,493
Convertible Preferred Stock	—	1,363,636	—	1,363,636
Unvested Restricted Stock Units	—	287,400	—	287,400
Unvested Restricted Stock Awards	891	891	891	891
Total	4,063,257	7,064,698	4,078,575	7,064,698
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
In November 2024, the FASB issued ASC 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to provide more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation and amortization) included in certain expense captions presented on the consolidated statement of operations. This new standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the consolidated financial statements. The Company is currently assessing the impact this ASU will have on the consolidated financial statements and footnote disclosures.
4.  Asset Acquisition
On July 10, 2023, the Company executed and consummated the transactions contemplated by an Asset Purchase Agreement (the “Purchase Agreement”) with Evoqua (the "Evoqua Acquisition"). Subject to the terms and conditions of the Purchase Agreement, at the closing of the transaction (the “Closing”), the Company purchased customer relationships, equipment and inventory from Evoqua, which were related to its manufacturing and selling of hemodialysis concentrates products, all of which are manufactured under a contract manufacturing agreement with a third-party organization.
Pursuant to the Purchase Agreement, total consideration was $17.4 million, comprising a cash payment at Closing of $12.4 million (inclusive of transaction costs) and two $2.5 million deferred payments. On July 12, 2024, the Company and Evoqua executed an amendment to the Purchase Agreement (the "First Amendment"), which stipulated that the first deferred payment would be partially offset by $0.3 million to reimburse the Company for certain expenses incurred following the close of the Evoqua Acquisition and split the first deferred payment into four quarterly installments to be paid through April 2025. The First Amendment also split the second deferred payment into four quarterly installments to be paid from July 2025 through April 2026. During the three and nine months ended September 30, 2024, the Company paid the first installment of the first deferred payment of $0.6 million. The remaining installments due within the next twelve months are included as Deferred Consideration - Current on the Company's condensed consolidated balance sheets.
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
During the three and nine months ended September 30, 2024, the Company recorded amortization of its customer relationship intangible asset of $0.1 million and $0.4 million, respectively, resulting in a net intangible asset of $10.3 million as of September 30, 2024. During the three and nine months ended September 30, 2023, the Company recorded amortization of its customer relationship intangible asset of $0.1 million.
Estimated future amortization expense on the Company's customer relationships intangible asset as of September 30, 2024 is as follows (table in thousands):

Year ending December 31:
2024 (remainder of year)	$138
2025	552
2026	552
2027	552
2028	552
Thereafter	7,999
Total	$10,345
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
Rockwell's customer mix is diverse, with most customer sales concentrations under 10% and one customer, DaVita, Inc. ("DaVita"), at approximately 52% and 50% of total net product sales for the three months ended September 30, 2024 and 2023, respectively, and 47% and 50% of total net product sales for the nine months ended September 30, 2024 and 2023, respectively. Rockwell's accounts receivable from this customer were approximately 40% of the total net consolidated accounts receivable balance at each of September 30, 2024 and December 31, 2023. See below and Note 10 for additional information regarding the Company's contracts with DaVita.
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
Deferred License Revenue
The Company received upfront fees under five distribution and license agreements that have been deferred as a contract liability and presented on the accompanying condensed consolidated balance sheets as deferred license revenue.  The amounts received from Wanbang Biopharmaceuticals Co., Ltd. (“Wanbang”), Sun Pharmaceutical Industries Ltd. ("Sun Pharma"), Jeil Pharmaceutical Co., Ltd. ("Jeil Pharma") and Drogsan Pharmaceuticals ("Drogsan Pharma") are recognized as revenue over the estimated term of the applicable distribution and license agreement as regulatory approval was not received and the Company did not have sufficient experience in China, India, South Korea and Turkey, respectively, to determine that regulatory approval was probable as of the execution of the agreement. The amounts received from Baxter Healthcare Corporation (“Baxter”) were deferred and recognized as revenue at the point in time the estimated product sales under the agreement occurred. During the nine months ended September 30, 2023, all remaining deferred revenue relating to the Wanbang and Baxter agreements was recognized as revenue. For additional information related to the Company's deferred license revenue, see Note 10.
Product Purchase Agreements
On September 18, 2023, the Company and its long-time partner, DaVita, a leading provider of kidney care, entered into an Amended and Restated Products Purchase Agreement (the "Amended Agreement"), which amends and restates the Product Purchase Agreement, dated July 1, 2019, as amended, under which the Company supplies DaVita with certain dialysis concentrates. Under the Amended Agreement, the Company and DaVita agreed to an increase in product pricing, effective September 1, 2023 and a one-time payment of $0.4 million to Rockwell on or after December 1, 2023, which was recorded as revenue recognized during the fourth quarter of 2023. The term of the Amended Agreement will expire on December 31, 2024. While the Company received written notice from DaVita in September 2024 that notified the Company that DaVita extends the term of the Amended Agreement through December 31, 2025 ("Extension Term"), there can be no assurance of any further extensions. Product pricing will be increased for the Extension Term. DaVita has indicated to Rockwell that DaVita expects volumes to decline during the Extension Term. DaVita is required to provide a twelve-month binding forecast on or before December 15, 2024. In the event that DaVita does not meet its forecasts, it is required to pay the Company for the amount forecasted or purchase additional product; otherwise, the Company may terminate the Amended Agreement. Upon expiration or termination of the Amended Agreement, and upon request by DaVita, the Company has agreed it would provide transition services to DaVita during a transition period. As of the date of this filing, the Company has received no such notification.

Disaggregation of revenue
Revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

In thousands	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
Products By Geographic Area	Total	U.S.	Rest of World	Total	U.S.	Rest of World
Drug Revenues
License Fee – Over time	$11	$—	$11	$34	$—	$34
Total Drug Products	11	—	11	34	—	34
Concentrate Products
Product Sales – Point-in-time	28,305	26,247	2,058	76,790	70,390	6,400
Total Concentrate Products	28,305	26,247	2,058	76,790	70,390	6,400
Net Revenue	$28,316	$26,247	$2,069	$76,824	$70,390	$6,434

In thousands	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
Products By Geographic Area	Total	U.S.	Rest of World	Total	U.S.	Rest of World
Drug Revenues
License Fee – Over time	$2,197	$—	$2,197	$2,327	$—	$2,327
Total Drug Products	2,197	—	2,197	2,327	—	2,327
Concentrate Products
Product Sales – Point-in-time	21,574	19,741	1,833	57,720	52,326	5,394
License Fee – Over time	—	—	—	1,472	1,472	—
Total Concentrate Products	21,574	19,741	1,833	59,192	53,798	5,394
Net Revenue	$23,771	$19,741	$4,030	$61,519	$53,798	$7,721
Contract balances
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

In thousands	September 30, 2024	December 31, 2023	January 1, 2023
Accounts Receivable, net	$8,886	$10,901	$6,259
Contract Liabilities, which are included in deferred license revenue	$487	$521	$4,331
There were no other material contract assets recorded on the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023.  The Company does not generally accept returns of its concentrate products and no material reserve for returns of concentrates products was established as of September 30, 2024 or December 31, 2023.
The contract liabilities primarily relate to upfront fees under distribution and license agreements with Wanbang, Sun Pharma, Jeil Pharma, and Drogsan Pharma.
Transaction price allocated to remaining performance obligations
For the nine months ended September 30, 2024 and 2023, the Company recognized an immaterial amount and $3.8 million as revenue from amounts classified as contract liabilities (i.e., deferred license revenue) as of December 31, 2023 and 2022, respectively.
Revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, contracts where revenue is recognized as invoiced and contracts with variable consideration related to undelivered performance obligations, totaled $0.5 million as of September 30, 2024. The amount relates primarily to upfront payments and consideration received from customers that are received in advance of the customer assuming control of the related products. The Company applies the practical expedient in ASC 606, paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.
6.  Investments - Available-for-Sale
Investments available-for-sale consisted of the following as of September 30, 2024 and December 31, 2023 (table in thousands):

	September 30, 2024
	Amortized Cost	Unrealized Gain	Unrealized Loss	Accrued Interest	Fair Value
Available-for-Sale Securities
Debt securities	$5,921	$13	$—	$—	$5,934

	December 31, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Accrued Interest	Fair Value
Available-for-Sale Securities
Debt securities	$1,948	$4	$—	$—	$1,952
The fair value of investments available-for-sale are determined using quoted market prices from daily exchange-traded markets based on the closing price as of the balance sheet date and are classified as a Level 1 measurement under ASC 820, Fair Value Measurements.
During the nine months ended September 30, 2024, the Company sold the investments outstanding as of December 31, 2023 for a realized gain of $0.1 million, which is included in realized gain on available-for-sale investments on the condensed consolidated statements of operations.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of September 30, 2024, the Company's remaining available-for-sale securities are all due within one year.
7.  Inventory
Components of inventory, net of reserves, as of September 30, 2024 and December 31, 2023 were as follows (table in thousands):

	September 30, 2024	December 31, 2023
Inventory - Current Portion
Raw Materials	$2,152	$2,250
Work in Process	319	351
Finished Goods	3,417	3,270
Total Current Inventory	5,888	5,871
Inventory - Long Term (1)	178	178
Total Inventory	$6,066	$6,049
__________
1.Represents inventory related to Triferic raw materials, which is expected to be utilized for the Company's international partnerships, net of a reserve of $1.1 million related to the termination of the development of Triferic in Wanbang in August 2023 as a result of the failure to demonstrate efficacy when compared with a placebo in its phase III clinical studies.
As of September 30, 2024 and December 31, 2023, Rockwell had total current concentrate inventory aggregating $6.2 million and $5.9 million, respectively, against which Rockwell had reserved $0.3 million and $25,000 at September 30, 2024 and December 31, 2023, respectively.
8.  Property and Equipment
As of September 30, 2024 and December 31, 2023, the Company’s property and equipment consisted of the following (table in thousands):

	September 30, 2024	December 31, 2023
Machinery and Equipment	$11,598	$11,131
Information Technology & Office Equipment	1,845	1,845
Leasehold Improvements	1,542	1,423
Laboratory Equipment	807	807
Total Property and Equipment	15,792	15,206
Accumulated Depreciation and Amortization	(9,997)	(8,804)
Property and Equipment, net	$5,795	$6,402
Depreciation and amortization expense for each of the three months ended September 30, 2024 and 2023 was $0.4 million. Depreciation and amortization expense for the nine months ended September 30, 2024 and 2023 was $1.2 million and $0.8 million, respectively.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
9.  Accrued Liabilities
Accrued liabilities as of September 30, 2024 and December 31, 2023 consisted of the following (table in thousands):

	September 30, 2024	December 31, 2023
Accrued Compensation and Benefits	$2,654	$2,413
Accrued Unvouchered Receipts	2,214	1,663
Accrued Workers Compensation	340	254
Accrued Manufacturing Expense	—	1,064
Other Accrued Liabilities	1,082	1,755
Total Accrued Liabilities	$6,290	$7,149
10.  Deferred License Revenue
In October 2014, the Company entered into an exclusive distribution agreement with Baxter, which had a term of 10 years, and received an upfront fee of $20 million. Under the exclusive distribution agreement, Baxter distributed and commercialized Rockwell’s hemodialysis concentrates products and provided customer service and order delivery to nearly all U.S. customers. The upfront fee was recorded as deferred license revenue and was being recognized based on the proportion of product shipments to Baxter in each period, compared with total expected sales volume over the term of the distribution agreement. On November 9, 2022, Rockwell incurred a fee to Baxter, which was reflected as a reduction to revenue on the consolidated statements of operations, and was payable in two equal installments on January 1, 2023 and April 1, 2023, to reacquire its distribution rights to its hemodialysis concentrates products from Baxter and terminated the distribution agreement. Exclusivity and other provisions associated with the distribution agreement terminated November 9, 2022 and the remaining operational elements of the agreement terminated December 31, 2022. To ensure that customer needs continued to be met after January 1, 2023, Rockwell agreed to provide certain services to a group of Baxter's customers until March 31, 2023, and Baxter and Rockwell worked together to transition customers’ purchases of Rockwell’s hemodialysis concentrates through that date. Following the reacquisition of these rights, Rockwell is now unrestricted in its ability to sell its hemodialysis concentrates products to dialysis clinics throughout the United States and around the world. The Company recognized the remaining revenue of $1.5 million during the nine months ended September 30, 2023.
The remaining agreements with Sun Pharma, Jeil Pharmaceutical, and Drogsan Pharmaceuticals comprise the current and long-term portions of deferred license revenue on the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023.
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

The Series X Preferred Stock was issued for a price of $1,000 per share (the "Face Amount"), subject to accretion at a rate of 1% per annum, compounded annually. If the Company’s common stock trades above $22.00 for a period of 30 calendar days, the accretion will thereafter cease. As of September 30, 2024, the Series X Preferred Stock accreted a total of $0.3 million.

The Series X Convertible Preferred Stock is convertible to common stock at a rate equal to the Face Amount, divided by a conversion price of $11.00 per share (subject to adjustment for future stock splits, reverse stock splits and similar recapitalization events). As a result, each share of Series X Preferred Stock will initially convert into approximately 91 shares of common stock. DaVita’s right to convert to common stock is subject to a beneficial ownership limitation, which is initially set at 9.9% of the outstanding common stock, which limitation may be reset (not to exceed 19.9%) at DaVita’s option and upon providing prior written notice to the Company. In addition, any debt financing is limited by the terms of our SPA with DaVita. Specifically, until DaVita owns less than 50% of its investment, the Company may only incur additional debt in the form of a purchase money loan, a working capital line of up to $5 million, or refinance existing debt, unless DaVita consents.

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

As of each of September 30, 2024 and December 31, 2023, there were 2,000,000 shares of preferred stock, $0.0001 par value per share, authorized and 15,000 shares of preferred stock issued and outstanding.
Common Stock
As of September 30, 2024 and 2023, the Company reserved for issuance the following shares of common stock related to the potential exercise of employee stock options, unvested restricted stock, convertible preferred stock, pre-funded warrants and all other warrants (collectively, "common stock equivalents"):

	As of September 30,
Common Stock and Common Stock Equivalents:	2024	2023
Common Stock	32,318,806	28,489,663
Common Stock Issuable upon Exercise of Pre-funded Warrants	—	—
Common Stock and Pre-funded Stock Warrants	32,318,806	28,489,663
Options to Purchase Common Stock	1,874,729	1,367,493
Unvested Restricted Stock Awards	891	891
Unvested Restricted Stock Units	534,309	287,400
Convertible Preferred Stock	1,391,045	1,363,636
Warrants to Purchase Common Stock	3,984,484	4,045,278
Total	40,104,264	35,554,361
During the three months ended September 30, 2024 and 2023, nil and 1,793,000 Pre-Funded Warrants were exercised, respectively. During the nine months ended September 30, 2024 and 2023, nil and 6,300,000 Pre-Funded Warrants were exercised, respectively.
Controlled Equity Offering

On April 8, 2022, the Company entered into the Sales Agreement (the "ATM facility") with Cantor Fitzgerald & Co. as Agent, pursuant to which the Company may offer and sell from time to time up to $12.2 million of shares of Company’s common stock through the Agent. The offering and sale of such shares has been registered under the Securities Act of 1933, as amended.

During the nine months ended September 30, 2024, 2,990,925 shares were sold pursuant to the Sales Agreement for net proceeds of $6.4 million. Approximately $4.5 million remains available for sale under the ATM facility.
Private Placement
On July 10, 2023, the Company entered into a letter agreement (the “Letter Agreement”) with Armistice Capital Master Fund Ltd. (“Armistice”), which held a warrant (the “Prior Warrant”) to purchase 9,900,990 shares of common stock of the Company (the “Common Stock”) with an exercise price of $1.39 per share, offering Armistice the opportunity to exercise the Prior Warrant for cash, provided the Prior Warrant was exercised for cash on or prior to 5:00 P.M. Eastern Time on July 10, 2028 (the “End Date”). In addition, Armistice would receive a “reload” warrant (the “Reload Warrant”) to purchase 3,750,000 shares of Common Stock with an exercise price of $5.13 per share, the closing price as reported by the Nasdaq Capital Market on July 7, 2023. The Reload Warrant may be exercised at all times prior to the 54 months' anniversary of its issuance date. The Prior Warrant and the Reload Warrant both provide that a holder (together with its affiliates) may not exercise any portion of the Prior Warrant or the Reload Warrant to the extent that the holder would own more than 9.99% of the Company’s outstanding Common Stock immediately after exercise, as such percentage ownership is determined in accordance with the terms of such warrant. To the extent the exercise of the Prior Warrant would result in Armistice holding more than 9.99% of the Company’s outstanding Common Stock, such shares of Common Stock in excess of 9.99% will be held in abeyance.
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
12.  Stock-Based Compensation
The Company recognized total stock-based compensation expense during the three and nine months ended September 30, 2024 and 2023 as follows (table in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Service-based awards:
Restricted Stock Units	$163	$112	$440	$276
Stock Option Awards	158	100	470	438
Total	$321	$212	$910	$714
Performance Based Restricted Stock Awards
A summary of the Company’s performance based restricted stock awards during the nine months ended September 30, 2024 is as follows:

Performance Based Restricted Stock Awards	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2024	891	$62.70
Unvested at September 30, 2024	891	$62.70

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Performance-based restricted stock awards are measured based on their fair value on the date of grant and amortized over the vesting period of 20 months. As of September 30, 2024, there is no unrecognized stock-based compensation expense related to performance based restricted stock awards.
Service Based Restricted Stock Units
A summary of the Company’s service-based restricted stock units during the nine months ended September 30, 2024 is as follows:

Service Based Restricted Stock Units	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2024	258,885	$1.97
Granted	466,656	1.58
Vested	(191,232)	2.18
Unvested at September 30, 2024	534,309	$1.48
The fair value of service based restricted stock units are measured based on their fair value on the date of grant and amortized over the vesting period. The vesting periods range from 1 to 3 years. As of September 30, 2024, the unrecognized stock-based compensation expense was $0.5 million, which is expected to be recognized over the next 1.4 years.
Service Based Stock Option Awards
The fair value of the service-based stock option awards granted for the nine months ended September 30, 2024 and 2023 were based on the following assumptions:

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Exercise Price	$1.39 - $1.80	$1.37 - $2.83
Expected Stock Price Volatility	81.8%	81.6% - 81.8%
Risk-free Interest Rate	4.31% - 4.45%	3.41% - 3.46%
Term (years)	5.61 - 5.62	5.6 - 6
A summary of the Company’s service-based stock option activity for the nine months ended September 30, 2024 is as follows:

Service Based Stock Option Awards	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in $1,000's)
Outstanding at January 1, 2024	1,328,621	$5.22
Granted	569,160	1.40
Exercised	(6,042)	1.49
Forfeited	(15,073)	1.83
Expired	(1,937)	4.79
Outstanding at September 30, 2024	1,874,729	$4.10	8.2	$4,068

Exercisable at September 30, 2024	632,600	$8.73	7.2	$1,105

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The aggregate intrinsic value is calculated as the difference between the closing price of the Company's common stock at the date indicated and the exercise price of the stock options that had strike prices below the closing price.
The weighted average grant date fair value for service based stock option awards granted during the nine months ended September 30, 2024 and 2023 was $0.99 and $1.03, respectively.
As of September 30, 2024, total stock-based compensation expense related to unvested options not yet recognized totaled approximately $0.7 million, which is expected to be recognized over the next 2.9 years.
13.  License Agreements
Product License Agreements
The Company is a party to a Licensing Agreement between the Company and Charak, LLC ("Charak") dated January 7, 2002 (the "2002 Agreement") that grants the Company exclusive worldwide rights to certain patents and information related to its Triferic product. On October 7, 2018, the Company entered into a Master Services and IP Agreement (the “Charak MSA”) with Charak and Dr. Ajay Gupta, a former Officer of the Company. Pursuant to the MSA, the parties entered into three additional agreements described below related to the license of certain soluble ferric pyrophosphate (“SFP”) intellectual property owned by Charak. As of September 30, 2024 and December 31, 2023, the Company has accrued $0.1 million relating to certain IP reimbursement expenses and certain sublicense royalty fees, which is included within accrued liabilities on the condensed consolidated balance sheets.
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
The potential milestone payments are not yet considered probable, and no milestone payments have been accrued as of September 30, 2024 and December 31, 2023.
14.  Leases
Rockwell leases its production facilities and administrative offices as well as certain equipment used in its operations including leases on transportation equipment used in the delivery of its products. The lease terms range from monthly to six years. Rockwell occupies a 51,000 square foot facility and a 17,500-square foot facility in Wixom, Michigan under a lease expiring in August 2027. During the nine months ended September 30, 2024, the lease for the Wixom facilities was extended by three years to August 2027, which was accounted for as a modification. As a result of the modification, the operating lease right of use asset and lease liabilities increased by $1.5 million. Rockwell also occupies two other manufacturing facilities, a 51,000-square foot facility in Grapevine, Texas under a lease expiring in December 2025, and a 57,000-square foot facility in Greer, South Carolina under a lease expiring February 2026. In addition, Rockwell occupied 4,100 square feet of office space in Hackensack, New Jersey. This lease was subleased on December 15, 2021 and expired on October 31, 2024.
The following summarizes quantitative information about the Company’s operating and finance leases (table in thousands):

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Operating Leases
Operating Lease Cost	$418	$422	$1,179	$1,281
Variable Lease Cost	126	112	376	336
Operating Lease Expense	544	534	1,555	1,617
Finance Leases
Amortization of Right-of-use Assets	139	142	421	424
Interest on Lease Obligations	28	36	89	113
Finance Lease Expense	167	178	510	537
Short-term Lease Rent Expense	5	4	16	12
Total Rent Expense	$716	$716	$2,081	$2,166

Other Information
Operating Cash Flows from Operating Leases	$449	$461	$1,312	$1,363
Operating Cash Flows from Finance Leases	$28	$37	$89	$114
Financing Cash Flows from Finance Leases	$140	$130	$416	$388
Weighted-average Remaining Lease Term – Operating Leases	2.6	2.5	2.6	2.5
Weighted-average Remaining Lease Term – Finance Leases	2.7	3.7	2.7	3.7
Weighted-average Discount Rate – Operating Leases	6.3%	6.5%	6.3%	6.5%
Weighted-average Discount Rate – Finance Leases	6.4%	6.4%	6.4%	6.4%
Future minimum rental payments under operating and finance lease agreements are as follows (in thousands):

	Operating	Finance
Year ending December 31, 2024 (remaining)	$441	$167
Year ending December 31, 2025	1,716	676
Year ending December 31, 2026	1,075	666
Year ending December 31, 2027	655	311
Year ending December 31, 2028	57	—
Total	3,944	1,820
Less Present Value Discount	(292)	(148)
Operating and Finance Lease Liabilities	$3,652	$1,672
15. Loan and Security Agreement

On March 16, 2020, the Company and Rockwell Transportation, Inc., as Borrowers, entered into a Loan and Security Agreement (the "Loan Agreement") with Innovatus, as collateral agent and the lenders party thereto, pursuant to which Innovatus, as a lender, agreed to make certain term loans to the Company in the aggregate principal amount of up to $35.0 million (the "Term Loans"). Funding of the first $22.5 million tranche was completed on March 16, 2020. The Company is no longer eligible to draw on additional tranches, which were tied to the achievement of certain milestones. Net draw down proceeds were $21.2 million with closing costs of $1.3 million. The Company also owes an additional fee equal to 4.375% of the funded amount of the Term Loans, or $1.0 million (such additional fee, the "Final Fee") at maturity. The Company is accreting up to this Final Fee premium with a charge against interest expense on the accompanying condensed consolidated statements of operations.
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

In September 2021, the Company entered into an amendment to the Loan Agreement in which the Company, in exchange for Innovatus lowering the sales covenants, agreed to: (i) prepay an aggregate principal amount of $7.5 million in ten installments commencing on December 1, 2021; (ii) pay an additional prepayment premium of 5% on prepaid amounts if the Company elected to prepay all outstanding Term Loans on or before September 24, 2023; and (iii) maintain minimum liquidity of no less than $5.0 million if the aggregate principal amount of Term Loans was greater than $15 million pursuant to the liquidity covenant in the Loan Agreement.
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
On January 2, 2024, the Company entered into the Third Amendment to and Restatement of the Loan and Security Agreement (the "Third Amendment") with Innovatus, dated January 1, 2024. The Third Amendment provides for the continuation of term loans initially borrowed under the Loan Agreement amounting to $8.0 million as of January 1, 2024. The Company will make interest-only payments on the Term Loans for 30 months, or up to 36 months if certain conditions are met. The Company will make equal monthly payments of principal, together with applicable interest, in arrears, starting either August 1, 2026 or February 1, 2027, depending on whether the interest only period is extended to 36 months after the Effective Date. The Term Loans will mature on January 1, 2029, unless earlier repaid. Effective on January 1, 2024, the Term Loans bear interest equal to the sum of (i) the greater of (a) Prime Rate (as defined in the Third Amendment) and (b) 7.50% plus (ii) 3.50%. At the Company's option, 2.00% of the interest due on any applicable interest payment date during the interest-only period may be paid in-kind by adding such amount to the then outstanding principal balance of the Term Loans. The Term Loans may be voluntarily prepaid in full (but not partially) at any time, upon at least seven business days’ prior notice. In connection with any voluntary prepayment or satisfaction of the Term Loans prior to the maturity date (including any acceleration), the Company will pay all accrued and unpaid interest and all other amounts due in connection with the Term Loans, together with (x) a prepayment fee (the “Prepayment Fee”) equal to: (i) 6.0% of the principal amount of the Term Loans prepaid if the payment is made before January 1, 2025; (ii) 2.0% of the principal amount of the Term Loans prepaid if the payment is made after January 1, 2025 but on or before January 1, 2026; (iii) 1.0% of the principal amount of the Term Loans prepaid if the payment is made after January 1, 2026 but on or before January 1, 2027; or (iv) 0% of the principal amount of the Term Loans prepaid if the payment is made after January 1, 2027 through maturity, and (y) the Final Fee. The Term Loans will be mandatorily prepaid upon a change in control of the Company, or upon any early termination/acceleration of the Term Loans. In the event of a mandatory prepayment of the Term Loans, the Company shall be required to pay the Prepayment Fee (if applicable), as well as the Final Fee. The Third Amendment Final Fee shall be due and payable at maturity if it has not previously been paid in full in connection with a prepayment of the Term Loans. The Third Amendment was treated as a modification for accounting purposes.
The Third Amendment contains various financial covenants and customary representations and warranties and affirmative and negative covenants, subject to exceptions as described in the Third Amendment. The Company's ability to comply with the covenants under the Third Amendment may be adversely affected by events beyond its control. If the Company is unable to comply with the covenants under the Third Amendment, it would pursue all available cure options in order to regain compliance. However, the Company may not be able to mutually agree with Innovatus on appropriate remedies to cure a future breach of a covenant, which could give rise to an event of default. However, as of September 30, 2024, the Company was in compliance with all covenants under the Third Amendment.
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

The effective interest rate is 11.5% as of September 30, 2024. For the three months ended September 30, 2024 and 2023, interest expense amounted to $0.2 million and $0.3 million, respectively. For the nine months ended September 30, 2024 and 2023, interest expense amounted to $0.7 million and $0.9 million, respectively. As of September 30, 2024, the outstanding balance of the Term Loan was $8.4 million, net of unamortized issuance costs and discount of $0.6 million, and including $0.8 million of premium accretion, $0.1 million related to a fee resulting from the Third Amendment, and paid-in-kind interest of $0.1 million.

The Loan Agreement is secured by all assets of the Company and Rockwell Transportation, Inc. and contains customary representations and warranties and covenants, subject to customary carve outs, and initially included financial covenants related to liquidity and sales of Triferic.

The following table reflects the schedule of principal payments on the Term Loan as of September 30, 2024 (in thousands):

September 30, 2024
2024 (remaining)	$—
2025	—
2026	1,366
2027	3,279
2028	3,279
2029 (inclusive of Final Fee)	1,256
Total Debt Maturities	9,180
Unamortized Issuance Costs, Discount and Premium, net	(797)
Term Loan - Long-Term, net of issuance costs	$8,383

16. Insurance Financing Note Payable
On June 3, 2023, the Company entered into a short-term note payable for $0.7 million, bearing interest at a rate of 9.59% per annum to finance various insurance policies. Principal and interest payments related to this note began on July 3, 2023 and were paid on a straight-line amortization over nine months with the final payment due on March 3, 2024. During the nine months ended September 30, 2024, the Company's insurance financing note payable balance was paid in full.
On June 24, 2024, the Company entered into a short-term note payable with a principal amount of $0.7 million, bearing interest at a rate of 7.89% per annum to finance various insurance policies, which required an upfront payment of $0.2 million. Principal and interest payments related to this note began on July 3, 2024 and will be paid in 10 equal monthly payments of $0.1 million, with the final payment due on April 3, 2025. As of September 30, 2024, the balance of the insurance financing note payable was $0.5 million.

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
Forward-Looking Statements
We make forward-looking statements in this report and may make such statements in future filings with the U.S. Securities and Exchange Commission ("SEC").  We may also make forward-looking statements in our press releases or other public or shareholder communications.  Our forward-looking statements are subject to risks and uncertainties and include information about our current expectations and possible or assumed future results of our operations. When we use words such as “may,” “might,” “will,” “should,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” “could,” “plan,” “potential,” “predict,” “forecast,” “project,” “intend,” “is focused on” or similar expressions, or make statements regarding our intent, belief, or current expectations, we are making forward-looking statements. Our forward looking statements also include, without limitation, statements about our liquidity and capital resources; our ability to successfully integrate acquisitions; the size of the hemodialysis concentrates market opportunity; our ability to successfully execute on our business strategy; our ability to raise additional capital; our ability to successfully implement certain cost containment and cost-cutting measures; our ability to maintain profitability and statements regarding our anticipated future financial condition, operating results, cash flows and business plans.
While we believe our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which are based on information available to us on the date of this report or, if made elsewhere, as of the date made. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed in this report, “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 and from time to time in our other reports filed with the SEC.
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

During the three months ended September 30, 2024, Rockwell Medical received the Notice of Extension of Term (the "Extension") of the Amended and Restated Products Purchase Agreement (the "Amended Agreement"), dated September 21, 2023, which amended and restated the Products Purchase Agreement, dated July 1, 2019, with DaVita. The Extension extends the term of the Amended Agreement through December 31, 2025 (the "Extension Term"), during which Extension Term product pricing will be increased. DaVita has indicated to Rockwell that DaVita expects volumes to decline during the Extension Term as DaVita works to diversify its supplier base. Rockwell believes that net sales to DaVita in 2025 will decline between approximately $31 million and $37 million. DaVita is required to provide Rockwell with a twelve-month binding forecast on or before December 15, 2024, at which time the Company will be able to determine the actual impact on net sales in 2025. Under the terms of the Amended Agreement, DaVita is committed to purchasing at least the amount provided in the binding forecast. DaVita's product purchases have historically ranged between a gross loss to single digit gross margin, excluding the special large order of premium-priced product described below.
Results of Operations for the Three Months Ended September 30, 2024 and 2023
The following table summarizes our operating results for the periods presented below (dollars in thousands):

	Three Months Ended September 30,
	2024	% of Revenue	2023	% of Revenue	% Change

Net Sales	$28,316		$23,771		19%
Cost of Sales	22,077	78%	21,569	91%	2%
Gross Profit	6,239	22%	2,202	9%

Research and Product Development	—	—%	494	2%	(100)%
Selling and Marketing	726	3%	556	2%	31%
General and Administrative	3,577	13%	2,889	12%	24%
Operating Income (Loss)	$1,936	6%	$(1,737)	(7)%
Net Sales
During the three months ended September 30, 2024, net sales were $28.3 million compared to net sales of $23.8 million during the three months ended September 30, 2023. The increase of $4.5 million was due to $6.7 million from product revenue, partially offset by a decrease of $2.2 million from non-product revenue. Overall, product revenue for the three months ended September 30, 2024 was $28.3 million compared to product revenue of $21.6 million for the three months ended September 30, 2023. The increase of $6.7 million was driven by $4.5 million from a special large order of premium-priced product, as well as $2.5 million of increased sales and price increases to existing customers. Net sales of non-product revenue were not material during the three months ended September 30, 2024 compared to non-product revenue of $2.2 million during the three months ended September 30, 2023, which was the result of deferred license revenue recognition related to the termination of the Wanbang Agreement.
Gross Profit
Cost of sales for the three months ended September 30, 2024 was $22.1 million, resulting in gross profit of $6.2 million for the three months ended September 30, 2024, compared to cost of sales of $21.6 million and a gross profit of $2.2 million for the three months ended September 30, 2023. Gross profit increased by $4.0 million driven by $1.5 million from a special large order of premium-priced product, as well as $2.5 million from increased sales and price increases to existing customers and $1.1 million of lower costs, partially offset by a decrease of $1.1 million associated with the termination of the Wanbang agreement for the three months ended September 30, 2023.
Research and Product Development Expense

Research and product development expenses were nil and $0.5 million for the three months ended September 30, 2024 and 2023, respectively. The decrease of approximately $0.5 million was driven by severance cost in the three months ended September 30, 2023.
Selling and Marketing Expense
Selling and marketing expenses were $0.7 million and $0.6 million for the three months ended September 30, 2024 and 2023, respectively.
General and Administrative Expense
General and administrative expenses were $3.6 million for the three months ended September 30, 2024, compared with $2.9 million for the three months ended September 30, 2023. The increase of $0.6 million was primarily due to increased compensation expense related to bonuses.
Other Expense
Total other expense of $0.3 million and $0.1 million for the three months ended September 30, 2024 and 2023, respectively, was primarily driven by interest expense related to our debt facility (See Note 15 to the condensed consolidated financial statements included elsewhere in this Form 10-Q). For the three months ended September 30, 2023, the interest expense is partially offset by $0.2 million of realized gains on available-for-sale investments.
Results of Operations for the Nine Months Ended September 30, 2024 and 2023
The following table summarizes our operating results for the periods presented below (dollars in thousands):

	Nine Months Ended September 30,
	2024	% of Revenue	2023	% of Revenue	% Change

Net Sales	$76,824		$61,519		25%
Cost of Sales	62,971	82%	55,685	91%	13%
Gross Profit	13,853	18%	5,834	9%

Research and Product Development	18	—%	939	2%	(98)%
Selling and Marketing	1,906	2%	1,584	3%	20%
General and Administrative	10,802	14%	9,434	15%	15%
Operating Loss	$1,127	2%	$(6,123)	(11)%
Net Sales
During the nine months ended September 30, 2024, our net sales were $76.8 million compared to net sales of $61.5 million during the nine months ended September 30, 2023. Product revenue for the nine months ended September 30, 2024 was $76.8 million compared to product revenue of $57.7 million for the nine months ended September 30, 2023. The increase of $19.1 million was primarily due to $6.4 million from customers added through the Evoqua asset acquisition, $5.4 million from a special large order of premium-priced product, as well as $7.2 million of increased sales and price increases to existing customers. Net sales of non-product revenue were not material during the nine months ended September 30, 2024 compared to $3.8 million during the nine months ended September 30, 2023, which was the result of $2.3 million and $1.5 million of deferred license revenue recognition related to the terminations of the Wanbang Agreement and Baxter Distribution Agreement, respectively.

Gross Profit
Cost of sales for the nine months ended September 30, 2024 was $63.0 million, resulting in gross profit of $13.9 million for the nine months ended September 30, 2024, compared to cost of sales of $55.7 million and a gross profit of $5.8 million for the nine months ended September 30, 2023. Gross profit increased by $8.0 million driven by $7.1 million of price increases to existing customers, $1.6 million from a special large order of premium-priced product and $1.4 million of lower costs, partially offset by $1.5 million and $1.1 million of gross profit for the nine months ended September 30, 2023 associated with deferred license revenue recognition related to the terminations of the Baxter Distribution Agreement and the Wanbang agreement, respectively.
Research and Product Development Expense
Research and product development expenses were immaterial and $0.9 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease of approximately $0.9 million is due to the decision to pause all research and development related to Triferic in 2023.
Selling and Marketing Expense
Selling and marketing expenses were $1.9 million and $1.6 million for the nine months ended September 30, 2024 and 2023, respectively. The increase of $0.3 million is primarily due to higher employee compensation expenses.
General and Administrative Expense
General and administrative expenses were $10.8 million for the nine months ended September 30, 2024, compared with $9.4 million for the nine months ended September 30, 2023. The increase of $1.4 million was primarily due to increased compensation expense related to bonuses, additional administrative costs and amortization of intangible assets.
Other Expense
Total other expense of $0.9 million and $0.8 million for the nine months ended September 30, 2024 and 2023, respectively, was driven by interest expense of $1.0 million and $1.2 million, respectively, related to our debt facility (See Note 15 to the condensed consolidated financial statements included elsewhere in this Form 10-Q), partially offset by $0.1 million and $0.2 million of interest income, respectively, as well as realized gains on available-for-sale of investments of $0.1 million and $0.2 million, respectively.
Liquidity and Capital Resources
As of September 30, 2024, we had approximately $18.3 million of cash, cash equivalents and investments available-for-sale, and working capital of $20.0 million. Based on the currently available working capital along with the expectation of management of its ability to execute on its operational plans as discussed below, management believes the Company currently has sufficient funds to meet its operating requirements for at least the next twelve months from the date of the filing of this report.
Additionally, the Company's operational plans include raising capital, if needed, by using the $4.5 million remaining availability under its at-the-market ("ATM") facility or other methods or forms of financings, subject to existing limitations. Under the ATM, we have the ability to control the timing and price at which capital is raised.
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
We believe our ability to fund our activities in the long term will be highly dependent upon (i) our ability to execute on the growth strategy of our hemodialysis concentrates business and maintain sales with existing customers, (ii) our ability to achieve sustained profitability, and (iii) our ability to identify, develop, in-license, or acquire new products in developing our renal care product portfolio. All of these strategies are subject to significant risks and uncertainties such that there can be no assurance we will be successful in achieving them. If we are unsuccessful in executing our business plan and we are unable to raise the required capital, we may be forced to curtail all of our activities and, ultimately, cease operations. Even if we are able to raise sufficient capital, such financings may only be available on unattractive terms, or result in significant dilution of stockholders’ interests and, in such event, the market price of our common stock may decline.
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

The Company is subject to certain covenants and cure provisions under its Loan Agreement with Innovatus. As of September 30, 2024, the Company is in compliance with all covenants. On January 2, 2024, the Company's Loan Agreement was amended to include, among other things, an interest-only period for 30 months, or up to 36 months if certain conditions are met, and extend the maturity date to January 1, 2029 (See Note 15 to the accompanying condensed consolidated financial statements).

The global macroeconomic environment is uncertain, and could be negatively affected by, among other things, increased U.S. trade tariffs and trade disputes with other countries, instability in the global capital and credit markets, recent bank failures in the United States, supply chain weaknesses, and instability in the geopolitical environment, including as a result of the Russian invasion of Ukraine, the Middle East conflict and other political tensions, and the occurrence of natural disasters and public health crises. Such challenges have caused, and may continue to cause, recession fears, rising interest rates, foreign exchange volatility and inflationary pressures. At this time, the Company is unable to quantify the potential effects of this economic instability on our future operations. Due to the rapidly evolving nature of the global situation, it is not possible to predict the extent to which these conditions could adversely affect the Company's liquidity and capital resources in the future.
Cash Provided By (Used In) Operating Activities
Net cash provided by operating activities was $3.3 million for the nine months ended September 30, 2024 compared to net cash used in operating activities of $9.4 million for the nine months ended September 30, 2023. The change in cash provided by operating activities during the current period as compared to cash used in operating activities in the prior period was primarily due to (i) an increase in net income of approximately $7.2 million, (ii) an increase in cash provided by changes in current balance sheet accounts in the ordinary course of business of approximately $5.9 million, primarily due to increases of $5.1 million of accounts receivable, net and $3.8 million of deferred license revenue, partially offset by decreases of $1.8 million of accounts payable and $1.2 million of inventory, partially offset by (iii) a decrease in cash provided from non-cash adjustments primarily related to a decrease of $0.8 million in inventory reserves.
Cash Used In Investing Activities
Net cash used in investing activities was $4.5 million during the nine months ended September 30, 2024 compared to net cash used in investing activities of $5.1 million for the nine months ended September 30, 2023. Net cash used in investing activities during the nine months ended September 30, 2024 was driven primarily by (i) net cash payments from purchases and sales of our available-for-sale investments of $3.9 million during the period. Net cash used in investing activities during the nine months ended September 30, 2023 was primarily due to the cash paid in connection with the Evoqua Asset Acquisition of $12.4 million, partially offset by the net cash proceeds from sales and purchase of available-for-sale investments during the period of $7.5 million.
Cash Provided By Financing Activities
Net cash provided by financing activities was $4.6 million during the nine months ended September 30, 2024 compared to net cash provided by financing activities of $12.1 million for the nine months ended September 30, 2023. Net cash provided by financing activities during the nine months ended September 30, 2024 was primarily due to the gross proceeds from the issuance of common stock in connection with the ATM facility of $6.4 million, partially offset by the cash paid in connection with the Evoqua Asset Acquisition of $1.0 million. Net cash provided by financing activities for the nine months ended September 30, 2023 was primarily due to the gross proceeds from the issuance of common stock in connection with the exercise of the Prior Warrant and Pre-Funded Warrants of $13.8 million.
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
Under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2024. Based upon that evaluation, our Chief Executive Officer concluded our disclosure controls and procedures were effective as of September 30, 2024.
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

EXHIBIT INDEX
Exhibit No.	Description

31.1*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1**	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Database

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (included as Exhibit 101)

*	Filed herewith
**	Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKWELL MEDICAL, INC.
(Registrant)

Date: November 12, 2024	/s/ Mark Strobeck
Mark Strobeck, Ph.D. Chief Executive Officer (Principal Executive Officer and Interim Financial Officer)