Form 10-K
period 2024-12-31
ROCKWELL MEDICAL, INC.
filed 2025-03-20
CIK 1041024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No  ☒
The aggregate market value of the registrant’s voting and non‑voting common equity held by non‑affiliates of the registrant on June 30, 2024 (computed by reference to the closing sales price of the registrant’s Common Stock as reported on The Nasdaq Capital Market on such date) was $53,981,386.
Number of shares outstanding of the registrant’s Common Stock, par value $0.0001, as of March 14, 2025:  34,056,920 shares.

Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement pertaining to the 2025 Annual Meeting of Stockholders, which the Registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year ended December 31, 2024, are herein incorporated by reference in Part III of this Annual Report on Form 10‑K.

Forward Looking Statements
We make, or incorporate by reference, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, in this Annual Report on Form 10-K. All statements other than statements of historical fact are forward-looking statements. Our forward-looking statements are subject to risks and uncertainties and include information about our current expectations and possible or assumed future results of our operations. When we use words such as “may,” “might,” “will,” “should,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” “could,” “plan,” “potential,” “predict,” “forecast,” “project,” “intend,” or similar expressions, or make statements regarding our intent, belief, or current expectations, we are making forward-looking statements. Our forward looking statements also include, without limitation, statements about our liquidity and capital resources; our ability to continue as a going concern; our ability to successfully negotiate a contract extension and/or future volume commitments by DaVita; our ability to successfully integrate acquisitions; our ability to raise additional capital; our ability to successfully implement certain cost containment and cost-cutting measures; our ability to achieve profitability; our ability to successfully execute on our business strategy; and statements regarding our anticipated future financial condition, operating results, cash flows and business plans. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different from the anticipated future results, performance or achievements expressed or implied by any forward-looking statements. Such business, economic and competitive uncertainties include:
•our ability to fill the revenue gap resulting from the lost DaVita business;
•any change in our customers’ interest in buying bundled products that include concentrates;
•any further increases in raw material, labor, fuel or other input costs, particularly if we are unable to pass these cost increases along to our customers;
•our ability to negotiate favorable agreements with customers and obtain and/or retain major customers and distributors;
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
•our ability to comply with affirmative and negative covenants under our Loan and Security Agreement (the "Loan Agreement") with Innovatus Life Sciences Lending Fund I, LP, (“Innovatus”);
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

•the impact of potential shareholder activism; and
•those factors identified in this Annual Report on Form 10-K under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in other filings we periodically make with the Securities and Exchange Commission.

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

PART I
Item 1.    Business.
Unless otherwise indicated in this Annual Report on Form 10-K “we,” “our,” “us,” “the Company,” "Rockwell," “Rockwell Medical,” and other similar terms refer to Rockwell Medical, Inc., together with its consolidated subsidiaries. You are advised to read this Annual Report on Form 10-K in conjunction with other reports and documents that we file from time to time with the Securities and Exchange Commission (“SEC”). In particular, please read our definitive proxy statement, which will be filed with the SEC in connection with our 2025 annual meeting of stockholders, our quarterly reports on Form 10-Q and any current reports on Form 8-K that we may file from time to time. You can access free of charge on our website copies of these reports as soon as practicable after they are electronically filed with the SEC. The SEC also maintains a website on the internet that contains reports, proxy and information statements and other information regarding issuers, such as us, that file electronically with the SEC.
CENTRISOL®, CitraPure®, Dri-Sate®, RenalPure®, RENASOL®, SteriLyte®, and Triferic® are registered trademarks of Rockwell Medical. This Annual Report on Form 10-K contains references to our trademarks and trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Annual Report, including logos, artwork, and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other company.
BUSINESS OVERVIEW
Rockwell Medical is a healthcare company that develops, manufactures, commercializes, and distributes a portfolio of hemodialysis products for dialysis providers worldwide.
The Company is a leading supplier of liquid and dry, acid and bicarbonate concentrates for dialysis patients in the United States. Hemodialysis is the most common form of end-stage kidney disease treatment and is usually performed in freestanding outpatient dialysis centers, hospital-based outpatient centers, skilled nursing facilities, or a patient’s home. This represents a large market opportunity for which we believe Rockwell's products are well-positioned to meet the needs of patients.
Rockwell manufactures hemodialysis concentrates under current Good Manufacturing Practices ("cGMP") regulations at its three facilities in Michigan, South Carolina, and Texas and manufactures dry acid concentrate mixers at its facility in Iowa. Additionally, through its asset acquisition of customer relationships, equipment and inventory related to the manufacturing and sale of hemodialysis concentrates products from Evoqua Water Technologies in July 2023, the Company manufactured hemodialysis concentrates under a contract manufacturing agreement ("CMA") with a third-party contract manufacturing organization ("CMO") in Minnesota until the CMA expired on December 31, 2024. Since the CMA's expiration, the Company only manufactures Rockwell Medical hemodialysis concentrates through its own facilities. Prior to the expiration of the CMA, the Company transitioned customer relationships acquired through the Purchase Agreement (as defined below) over to Rockwell Medical's hemodialysis concentrates products.
Rockwell delivers the majority of its hemodialysis concentrates products and mixers to dialysis clinics throughout the United States and internationally utilizing its own delivery trucks and third-party carriers. Rockwell has developed a core expertise in manufacturing and delivering hemodialysis concentrates and has built a longstanding reputation for reliability, quality, and excellent customer service.
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

SIGNIFICANT 2024 HIGHLIGHTS
Rockwell Medical's key developments from 2024 include:
•In January 2024, we amended and restated our loan and security agreement (the "Amendment") with Innovatus. Under the terms of the Amendment, Rockwell Medical reduced the interest rate on, and extended the loan maturity date for, the term loans from March 2025 to January 2029. The Amendment provided an option for the Company to make interest-only payments for 30 months, or up to 36 months if certain conditions were met. The Company satisfied those conditions and will now make interest-only payments for the full 36 months.
•In March 2024, we achieved the 'Great Place to Work' certification from Great Place to Work® for the second year in a row.
•In April 2024, we expanded our distribution capabilities in the western U.S. by entering into a product purchase agreement with one of the largest health systems in the Mountain West region.
•In April 2024, we expanded our geographic footprint by distributing our hemodialysis concentrates products in the Dominican Republic and Bermuda through BioNuclear and Atlantic Medical International, respectively.
•In May 2024, Tim Chole was promoted to Chief Commercial Officer.
•In June 2024, we maintained our membership on the Russell Microcap® Index for the second year in a row.
•In August 2024, we launched a convenience pack, which includes two 1-gallon pre-mixed containers of one of our hemodialysis concentrate products, RenalPure or SteriLyte, offering a number of advantages for home patients and acute facilities.
•In August 2024, we partnered with HydroCare, a leading provider of state-of-the-art dialysis water systems to healthcare facilities globally, to purchase and install our dry acid concentrate mix system in dialysis water rooms.
•In August 2024, we renewed our supply agreement with aQua Dialysis and expanded our distribution to all aQua Dialysis Texas-based clinics.
•In August 2024, we executed a distribution agreement with Nipro Medical Corporation ("Nipro") through which we will supply Nipro with our liquid and dry acid and bicarbonate hemodialysis concentrates, as well as our dry acid concentrates mixer, for which Nipro has the right to distribute our products globally, excluding the U.S.
•In September 2024, we announced that we entered into a product purchase agreement with one of the leading at-home and acute care dialysis providers in the U.S.
•In September 2024, we were named a Fortune 'Best Workplaces in Manufacturing & Production' in the small & medium category.
•In September 2024, we entered into a distribution agreement with Nephro Group Dialysis Centers ("Nephro"), the largest dialysis provider in the Philippines, under which we will be Nephro's exclusive supplier for all dry hemodialysis concentrates products, including CitraPure acid and RenalPure bicarbonate.
•In December 2024, Jesse Neri was promoted to Chief Financial Officer.
•In December 2024, we entered into a multi-year product purchase agreement with the world's leading provider of dialysis products and services.
OUR STRATEGY
Rockwell Medical is focused on innovative, long-term growth strategies that deliver exceptional value to the healthcare system and provide a positive impact on the lives of hemodialysis patients.
In 2022, Rockwell undertook a strategic review of its business to identify short- and long-term value drivers that would improve the Company's financial position, maximize revenue, and unlock the value of its manufacturing and distribution capabilities. The Company focused its efforts on growing its revenue-generating hemodialysis concentrates business, pausing further investment in capital-intensive pharmaceutical development programs, and achieving profitability.
In connection with this strategic review, we discontinued our New Drug Applications ("NDAs") in the U.S. for Triferic (dialysate) and Triferic AVNU in the fourth quarter of 2022. Sustaining Triferic commercially in the U.S. resulted in losses to Rockwell annually. Triferic, which was indicated to maintain hemoglobin in patients undergoing hemodialysis, was launched into a very competitive marketplace with well-entrenched products and a lack of consensus regarding unmet medical needs for dialysis patients with anemia. The NDAs for Triferic and its approved presentations were not discontinued for safety reasons, but instead were discontinued due to its limited market adoption, unfavorable reimbursement, and the absence of interest from other companies to license or acquire Triferic despite Rockwell's significant effort to partner the program.

In the fourth quarter of 2022, we reacquired the distribution rights to our hemodialysis concentrates products from Baxter Healthcare Corporation ("Baxter") and terminated the exclusive distribution agreement dated October 2, 2014 (as amended, the “Distribution Agreement”) through which Baxter was our exclusive agent for commercializing our hemodialysis concentrate and ancillary products in the U.S. to clinics other than DaVita and various foreign countries. Under the Distribution Agreement, Rockwell manufactured all hemodialysis concentrates products and provided customer service and order delivery to nearly all U.S. customers. Following the reacquisition of these rights, we sold, and continue to sell, our hemodialysis concentrates products directly to dialysis clinics throughout the U.S. and around the world. Additionally, Rockwell was able to independently price its products, eliminate costs associated with manufacturing covenants, improve manufacturing efficiencies and realize the full benefits from those improvements, and develop, in-license, or acquire new products to develop a broader kidney care products portfolio. For the reacquisition of our distribution rights, we were required to pay Baxter a fee which was paid in two equal installments on January 1, 2023 and April 1, 2023.

In July 2023, the Company executed and consummated the transactions contemplated by an Asset Purchase Agreement (the “Purchase Agreement”) with Evoqua Water Technologies LLC ("Evoqua") (the “Evoqua Asset Acquisition”). As part of the Purchase Agreement, the Company purchased customer relationships, equipment and inventory from Evoqua, which were related to the manufacturing and sale of hemodialysis concentrates products, all of which were manufactured under a CMA with a third-party CMO. Total consideration was $17.4 million, comprising a cash payment at closing of $12.4 million (inclusive of transaction costs) and two $2.5 million deferred payments. On July 12, 2024, the Company and Evoqua executed an amendment to the Purchase Agreement (the "First Amendment"), which stipulated that the first deferred payment would be partially offset by $0.3 million to reimburse the Company for certain expenses incurred following the close of the Evoqua Asset Acquisition and split the first deferred payment into four quarterly installments to be paid through April 2025. The First Amendment also split the second deferred payment into four quarterly installments to be paid from July 2025 through April 2026. The CMA expired December 31, 2024, after which the Company discontinued CENTRISOL and RENASOL and will only manufacture Rockwell Medical hemodialysis concentrates from its own facilities, which the Company believes will reduce its overall production costs. During 2024, the Company transitioned customers acquired through the Purchase Agreement over to Rockwell Medical's hemodialysis concentrates products.
Rockwell Medical continues to focus on driving growth and identifying opportunities that have the potential to improve the Company's performance so we can serve more patients, clinics, and major medical centers around the world.
OUR BUSINESS
Rockwell's mission is to provide dialysis clinics and the patients they serve with the highest quality products supported by the best customer service in the industry.
Hemodialysis is the most common form of end-stage kidney disease treatment and is typically performed in freestanding outpatient dialysis centers, hospital-based outpatient centers, skilled nursing facilities, or a patient’s home. Our hemodialysis concentrates products are used to sustain a patient's life by removing toxins and balancing electrolytes in a dialysis patient’s bloodstream.
Rockwell's products are vital to vulnerable patients with end-stage kidney disease. We are an established leader in manufacturing and delivering high-quality hemodialysis concentrates and dialysates, along with certain ancillary products, to dialysis providers and distributors in the United States and abroad. All of our concentrate products are manufactured according to the Association for the Advancement of Medical Instrumentation ("AAMI") guidelines and cGMP regulations. Our concentrate products are diluted with purified water on-site at the clinic in the dialysis machine, creating dialysate, which works to clean the patient’s blood.
A key element of our dialysis business strategy going forward is to improve the strength of our concentrates business. We believe we can achieve this by growing our business through the addition of new customers, expanding our territory coverage, increasing the efficiency by which we produce our products, and pricing our products appropriately to drive profitability.
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

In addition to using concentrate products during every in-center treatment, a dialysis provider also uses other products, such as blood tubing, fistula needles, dialyzers, drugs, specialized component kits, dressings, cleaning agents, filtration salts, and other supplies, some of which we sell.
CitraPure Citric Acid Concentrate
Rockwell Medical's CitraPure concentrate is citric acid-based and 100% acetate-free. CitraPure is packaged as a liquid acid concentrate in 55-gallon drums and one-gallon jugs sold in cases of four. CitraPure is also packaged as a dry powder acid concentrate to be used exclusively with Rockwell Medical's Dry Acid Concentrate Mixer. Each case of dry product produces 25 gallons of CitraPure liquid acid concentrate.
Dri-Sate Acid Concentrate
Rockwell Medical's Dri-Sate concentrate is an acetic acid-based product. Dri-Sate is packaged as a dry powder acetic acid concentrate to be used exclusively with Rockwell Medical's Dry Acid Concentrate Mixer. Each case of Dri-Sate dry product produces 25 gallons of RenalPure liquid acetic acid concentrate.
RenalPure Acid Concentrate
Rockwell Medical's RenalPure concentrate is an acetic acid-based product. RenalPure is packaged as a liquid acid concentrate in 55-gallon drums and in one-gallon jugs (sold in cases of two and four).
RenalPure Bicarbonate Concentrate
Rockwell Medical's RenalPure bicarbonate concentrate is a dry powder mixed on-site at the clinic and is packaged in bulk and individual treatment sizes.
SteriLyte Bicarbonate Concentrate
Rockwell Medical's SteriLyte bicarbonate is a liquid packaged in one-gallon jugs (sold in cases of two and four) and is mainly used in acute care settings.
CENTRISOL and RENASOL Hemodialysis Concentrates
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
In July 2023, the Company acquired the hemodialysis concentrates business from Evoqua. Under the terms of the agreement, Rockwell Medical acquired Evoqua's concentrates business which included all contracts, intellectual property, U.S. Food and Drug Administration 510(k) clearances, and assets primarily associated with, and related to, Evoqua's concentrates business nationwide, including CENTRISOL and RENASOL liquid and powder bicarbonate and liquid acid. Effective December 31, 2024, the Company discontinued CENTRISOL and RENASOL in conjunction with the termination of its contract manufacturing agreement with a third-party contract manufacturing organization and transitioned customers over to Rockwell Medical's hemodialysis concentrates products.
Dry Acid Concentrate Mixer
Rockwell Medical's Dry Acid Concentrate Mixer is designed and 510(k) approved exclusively for Rockwell Medical's CitraPure and Dri-Sate dry acid products and enables the clinic to mix acid concentrate on-site. Clinics using our dry acid concentrate products realize numerous advantages, including lower cost per treatment, reduced storage space requirements, reduced number of deliveries and more flexibility in scheduling deliveries, while enabling us to reduce distribution and warehousing costs.

Ancillary Products
We offer essential ancillary products to select customers including 5% acetic acid cleaner, citric acid descaler, water softener salt pellets, and other supplies used by hemodialysis providers.
Market Opportunity:
Rockwell is the leading supplier of liquid bicarbonate concentrates and the second largest supplier of acid and dry bicarbonate concentrates for dialysis patients in the United States. Based on an independent research report that the Company commissioned from L.E.K. Consulting LLC in 2022, the hemodialysis concentrates market in the U.S. is projected to grow to approximately $560 million by 2028, up from $450 million in 2024. This is driven primarily by an increasing number of patients suffering from end-stage kidney disease. Hemodialysis concentrates represent a large market opportunity for which we believe Rockwell's products are well-positioned to meet the needs of patients. Rockwell is a leading supplier that has the scalability to manufacture and deliver to the more than 12,000 individual purchasing facilities (including outpatient dialysis clinics and hospitals) in the United States along with select international markets.
Sales and Marketing:
Rockwell Medical's commercial organization supports the Company's vision to focus its efforts on enhancing its revenue-generating business and driving the Company towards sustainable profitability. The Company concentrates its efforts on increasing the Company's market share, broadening its product portfolio, right-sizing the Company's product pricing, improving gross margins, and growing the business through organic and inorganic growth and other business development opportunities.
The Company also has a three-year co-promotion services agreement, which was announced in June 2023, with B. Braun Medical Inc. ("B. Braun"), a leader in renal therapies, including innovative, high-quality products for hemodialysis. As part of the agreement, Rockwell designates B. Braun as an independent, non-exclusive representative to promote the Company's hemodialysis concentrates products to dialysis providers in the United States with a focus on the west coast. All terms of the sale of any Rockwell product, including price, delivery schedule, and other terms and conditions, are set by Rockwell at the Company's sole discretion. All orders are directed to, and processed by, Rockwell. B. Braun receives a fee for any sales generated by its promotional efforts.
Dialysate concentrates accounted for 100% of our revenue for the year ended December 31, 2024, of which approximately 90.9% was to distributors and customers for use in the United States.
Customers:
We currently operate in one market segment, the hemodialysis market, which involves the manufacturing, sale and distribution of hemodialysis products to hemodialysis clinics, including dialysis concentrates, dialysis kits and other ancillary products used in the dialysis process.
Rockwell's customer mix is diverse, with most customer sales concentrations under 10%. However, one customer, DaVita, accounted for 45% of our total net product sales in 2024 and 47% of our total net product sales in 2023. Our accounts receivable from DaVita was $1.7 million and $2.1 million as of December 31, 2024 and 2023, respectively. No other current customer accounted for more than 10% of sales in any of the last two years.
On September 18, 2023, Rockwell and DaVita entered into an Amended and Restated Products Purchase Agreement (the "Amended Agreement"), which amended and restated the Product Purchase Agreement, dated July 1, 2019, as amended, under which the Company supplies DaVita with certain dialysis concentrates. Under the Amended Agreement, the Company and DaVita agreed to an increase in product pricing, effective September 1, 2023 and a one-time payment of $0.4 million to Rockwell on or after December 1, 2023. The term of the Amended Agreement was scheduled to expire on December 31, 2024. Prior to the expiration, the Company received written notice from DaVita, notifying the Company that DaVita intended to extend the term of the Amended Agreement through December 31, 2025 (the "Extension Term"). Product pricing was increased for the Extension Term. However, DaVita subsequently indicated that it will completely transition to another supplier by mid-2025, subject to further discussions between Rockwell and DaVita, which are ongoing and include considerations of a potential contract extension and/or future volume commitments by DaVita to Rockwell. While there can be no assurance that these discussions will yield a successful outcome for Rockwell, the Company is continuing to work closely with DaVita to support its clinics and its patients. See "Material Agreements" below for more information on the Amended Agreement.

In December 2024, the Company entered into a product purchase agreement (the "Fresenius Agreement") with Fresenius Medical Care NA (“Fresenius”), the world's leading provider of dialysis products and services, under which the Company will supply Fresenius with the Company's liquid bicarbonate hemodialysis concentrates product, SteriLyte. The Fresenius Agreement will remain in effect for three years with the option to renew for two additional one-year periods.
In August 2024, the Company entered into a distribution agreement with Nipro, a subsidiary of Nipro Corporation Japan and a leader in the global healthcare and medical device industry, under which Rockwell Medical will supply Nipro with the Company's liquid and dry acid and bicarbonate hemodialysis concentrates, as well as its dry acid concentrates mixer, for which Nipro has the right to distribute the Company's products globally, excluding the United States. The Nipro Agreement will remain in effect for two years with the option to extend the agreement for an additional one-year period. Nipro is the primary distributor of our dialysis concentrates in certain countries in Latin America.
In 2024, Rockwell Medical also entered into several other multi-year product purchase agreements, which include supply and purchasing commitments from certain parties. These agreements were with, but not limited to: HydroCare, a leading provider of state-of-the-art dialysis water systems to healthcare facilities globally; Nephro Group Dialysis Centers, the largest dialysis provider in the Philippines; one of the largest health systems in the Mountain West region of the United States; BioNuclear, a distributor of Rockwell's hemodialysis concentrates products within the Dominican Republic; and Atlantic Medical International, Bermuda's leading supplier of medical products and equipment for the acute and continuing care markets.
We supply dialysis concentrates to distributors serving a number of foreign countries, primarily in the Americas and the Pacific Rim.
The majority of our international sales in each of the last two years were sales to domestic distributors that were resold to end users outside the United States. Our total international sales, including sales made through domestic distributors for resale outside the United States, aggregated 9% of our overall sales in both 2024 and 2023.
Our major customers are important to our business, financial condition and results of operations. The loss of any significant accounts could have a material adverse effect on our business, financial condition and results of operations.
See Item 1A “Risk Factors” for a discussion of certain risks related to our key customers and a discussion of certain risks related to our foreign sales.
Competition:
In the United States, our principal competitors for concentrate products are Fresenius and Nipro.
Fresenius is a vertically integrated manufacturer and marketer of dialysis devices, drugs and supplies and operator of dialysis clinics, which has substantially greater financial, technical, manufacturing, marketing, and research and development resources than we do. Fresenius, through its Fresenius Kidney Care division, operates approximately 2,600 clinics and treats approximately 37% of the in-center hemodialysis patients in the United States. Fresenius also manufactures and sells a full range of renal products, including dialysis machines, dialyzers, concentrates, and other supplies used in hemodialysis. Fresenius services clinics owned by others with its products where it commands a market leading position in its key product lines. Fresenius manufactures its concentrates in its own regional manufacturing facilities. Fresenius and Rockwell are the two major dialysis concentrate suppliers in the United States.
Nipro provides the dialysis marketplace with hemodialysis systems, dialyzers, AVF needles, bloodline tubing sets, concentrates and other renal accessories. Since it was established in 1996, Nipro has expanded its presence in the United States through acquisitions and organic growth.
Quality Assurance and Control:
We have established a Quality Management System ("QMS"), which defines systems and procedures used to assure quality in the design, manufacture, and delivery of our finished device products.
We operate under FDA regulations and place significant emphasis on providing quality products and services to our customers. We have established an organizational structure and quality system procedures to ensure our device products are designed and produced to meet both product quality requirements and FDA requirements. The Grapevine, Texas facility is certified to ISO 13485:2016. Dialysis products are manufactured and tested using validated equipment and defined process controls to ensure rigorous conformance to specifications. To assure quality and consistency of our dialysis concentrates, analytical testing is performed using validated instrument methods to verify that the chemical properties and microbial limits of each product lot comply with the specifications required by industry standards. Our concentrates are labeled per FDA's Labeling and Packaging Control Requirements, including a Unique Device Identifier ("UDI") code, to ensure traceability of distributed products. Our quality program activities also include qualification and ongoing assessments of suppliers of raw materials, packaging components, services and finished goods, and quality management reviews designed to inform management of key issues that may affect the quality of products, assess the effectiveness of our quality systems, and identify areas for improvement.
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
MATERIAL AGREEMENTS
Products Purchase Agreement with DaVita
On September 18, 2023, Rockwell and DaVita entered into the Amended Agreement, which amended and restated the Product Purchase Agreement, dated July 1, 2019, as amended, under which the Company supplies DaVita with certain dialysis concentrates. Under the Amended Agreement, the Company and DaVita agreed to an increase in product pricing, effective September 1, 2023 and a one-time payment of $0.4 million to Rockwell on or after December 1, 2023. The term of the Amended Agreement was scheduled to expire on December 31, 2024. Prior to the expiration, the Company received written notice from DaVita that DaVita intended to extend the term of the Amended Agreement through December 31, 2025 (the "Extension Term"). Product pricing was increased for the Extension Term. However, DaVita subsequently indicated that it will completely transition to another supplier by mid-2025, subject to further discussions between Rockwell and DaVita, which are ongoing and include discussions of a potential contract extension and/or future volume commitments by DaVita to Rockwell. While there can be no assurance that these discussions will yield a successful outcome for Rockwell, the Company is continuing to work closely with DaVita to support its clinics and its patients.
Product License Agreements
We are party to a Licensing Agreement between the Company and Charak, LLC (“Charak”) dated January 7, 2002 (the “2002 Agreement”) that grants the Company exclusive worldwide rights to certain patents and information related to our Triferic products. On October 7, 2018, we entered into a Master Services and IP Agreement (the “Charak MSA”) with Charak and Dr. Ajay Gupta, who is the former Executive Vice President and Chief Scientific Officer of the Company. Pursuant to the Charak MSA, the parties entered into three additional agreements described below related to the license of certain soluble ferric pyrophosphate (“SFP”) intellectual property owned by Charak, as well as an employment agreement. The Charak MSA provided for a payment of $1,000,000 to Dr. Gupta, payable in four quarterly installments of $250,000 each on October 15, 2018, January 15, 2019, April 15, 2019 and July 15, 2019, and reimbursement for certain legal fees incurred in connection with the Charak MSA. As of December 31, 2019, all payments under the Charak MSA were paid.
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
Also pursuant to the Charak MSA, the Company and Charak entered into a Technology License Agreement TPN Triferic, dated as of October 7, 2018 (the “TPN Agreement”), pursuant to which Charak granted the Company an exclusive, sublicensable, royalty-bearing license to SFP for the purpose of commercializing worldwide certain Total Parenteral Nutrition ("TPN") products incorporating SFP. The license grant under the TPN Agreement continues for a term that expires on the later of February 1, 2034 or upon the expiration or termination of a valid claim of a licensed patent. During the term of the TPN Agreement, the Company is liable to pay Charak a base royalty on net sales and an additional royalty on net sales while there exists a valid claim of a licensed patent, on a country-by-country basis. The Company shall also pay to Charak a percentage of any sublicense income received during the term of the TPN Agreement, which amount shall not be less than a minimum royalty on net sales of the licensed products by the sublicensee in jurisdictions where there exists a valid claim, on a country-by-country basis, and not be less than a lower rate of the net sales of the licensed products by the sublicensee in jurisdictions where there exists no valid claim, on a country-by-country basis.
GOVERNMENT REGULATION
We are regulated by the FDA under the Federal Food, Drug and Cosmetic Act (the "FD&C Act"), as well as by other federal, state and local agencies. We hold several FDA product clearances for medical devices.
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
510(k) Pathway
To obtain 510(k) clearance, a premarket notification must be submitted under Section 510(k) of the FD&C Act demonstrating that the proposed device is “substantially equivalent” to a predicate device. A predicate device is a legally-marketed device that is not subject to premarket approval, i.e., a device that was legally marketed prior to May 28, 1976 (pre-amendments device) and for which a PMA is not required, a device that has been reclassified from Class III to Class II or I, or a device that was found substantially equivalent through the 510(k) process. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data is sometimes required to support substantial equivalence. The FDA’s 510(k) clearance pathway usually takes from three to 12 months from the date the notification is submitted, but it can take considerably longer, depending on the extent of FDA’s requests for additional information and the amount of time a sponsor takes to fulfill them. After a 510(k) is submitted, the FDA determines whether to accept it for substantive review. If it lacks necessary information for substantive review, the FDA will refuse to accept the 510(k) submission. If it is accepted for filing, the FDA begins a substantive review. By statute, the FDA is required to complete its review of a 510(k) premarket notification within 90 days of receiving the 510(k) submission. As a practical matter, clearance often takes longer, and clearance is never assured.
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
Postmarket Requirements—U.S.
After the FDA permits a device to enter commercial distribution, numerous regulatory requirements continue to apply. These may include, as applicable:
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
Additionally, manufacturers are subject to unannounced or unscheduled inspections by the FDA to determine compliance with the QSR, which cover the methods and the facilities and controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, handling, storage, and distribution of finished devices intended for human use. The QSR also requires, among other things, maintenance of a device master file, device history file, and complaint files. Manufacturers are also subject to periodic scheduled inspections by the FDA. A failure to maintain compliance with the QSR requirements could result in the shut-down of, or restrictions on, manufacturing operations and the recall or seizure of products. The discovery of previously unknown problems with products, including unanticipated adverse events or adverse events of increasing severity or frequency, whether resulting from the use of the device within the scope of its clearance or approval or off-label by a physician in the practice of medicine, could result in restrictions on the device, including the removal of the product from the market or voluntary or mandatory device recalls. In addition, the FDA can issue warning letters, impose injunctions, suspend regulatory clearance or approvals, ban certain medical devices, detain or seize adulterated or misbranded medical devices, order repair, replacement or refund of these devices, and require notification of health professionals and others with regard to medical devices that present unreasonable risks of substantial harm to the public health. The FDA may also initiate action for civil penalties and/or criminal prosecution of such violations.
There are also certain requirements of state, local, and foreign governments that we must comply with in the manufacturing and marketing of our products. We maintain customer complaint files, record lot numbers of products, and conduct periodic audits to assure compliance with applicable regulations. We place special emphasis on customer training and advise all customers that device operation should be undertaken only by qualified personnel. In addition to laws and regulations in the United States, we are subject to a variety of laws and regulations in other jurisdictions governing, among other things, any commercial sales and distribution of our product candidates.
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
In August 2022, Congress passed the Inflation Reduction Act (“IRA”), which authorizes the U.S. Department of Health and Human Services to negotiate prices of certain drugs with participating manufacturers in federal healthcare programs. The IRA provides Centers for Medicare & Medicaid Services ("CMS") with significant new authorities intended to curb drug costs and to encourage market competition. For the first time, CMS will be able to directly negotiate prescription drug prices and to cap out-of-pocket costs. Each year, CMS will select and negotiate a preset number of high-spend drugs and biologics that are covered under Medicare Part B and Part D that do not have generic or biosimilar competition. On August 29, 2023, HHS announced the list of the first ten drugs subject to price negotiations. These price negotiations occurred in 2024. In January 2025, CMS announced a list of 15 additional Medicare Part D drugs that will be subject to price negotiations. The IRA also provides a new “inflation rebate” covering Medicare patients that took effect in 2023 and is intended to counter certain price increases in prescriptions drugs. The inflation rebate provision requires drug manufacturers to pay a rebate to the federal government if the price for a drug or biologic under Medicare Part B and Part D increases faster than the rate of inflation. Notwithstanding these provisions, the IRA’s impact on commercialization and competition remains largely uncertain.
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

•the federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, receiving, offering or paying remuneration, to induce, or in return for, either the referral of an individual, or the purchase or recommendation of an item or service for which payment may be made under any federal healthcare program, such as the Medicare and Medicaid programs. The term remuneration has been interpreted broadly to include anything of value. The U.S. government has interpreted this law broadly to apply to the marketing and sales activities of medical device manufacturers;
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
•U.S. federal consumer protection and unfair competition laws, which broadly regulate marketplace activities that potentially harm customers; and
•state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to item or services reimbursed by any third-party payor, including commercial insurers, state laws requiring device companies to comply with specific compliance standards, restrict payments made to healthcare providers and other potential referral sources, and report information related to payments and other transfers of value to healthcare providers or marketing expenditures, and state laws related to insurance fraud in the case of claims involving private insurers.
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
PATENTS, TRADEMARKS AND TRADE SECRETS
We have several trademarks and service marks used on our products and in our advertising and promotion of our products, and we have applied for registration of such marks in the United States and foreign countries. Most such applications have resulted in registration of such trademarks and service marks.

As of December 31, 2024 we owned or had the rights to, 4 issued U.S. patents. Patents owned or licensed by us include claims to ferric pyrophosphate citrate ("FPC") in both dialysate and IV compositions, formulations and methods of making and parenteral nutritional compositions, including Triferic. We have allowed several Charak-licensed and Company-owned patents and applications that are not material to our business to lapse.

	United States			Foreign
Description	Issued	Expiration	Pending	Issued	Expiration	Pending
Triferic (IV and Dialysate)	3	2027 - 2036	—	—		—
Triferic (TPN)	1	2030	—	—		—
Total	4		—	—		—
See Item 1A “Risk Factors” for a discussion of certain risks related to our intellectual property.
Human Capital
As of December 31, 2024, we had 244 employees, substantially all of whom are full time employees. Our arrangements with our employees are not governed by any collective bargaining agreement. Our employees are employed on an “at‑will” basis.
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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk and there can be no assurance that our future results will meet expectations. You should carefully consider the risks and uncertainties described below, together with all of the other information contained in this Annual Report on Form 10-K, before purchasing our common stock. If we are unable to successfully address these risks and challenges, our business, financial condition, results of operations, or prospects could be materially and adversely affected. If any of these risks actually occur, our business, financial condition or results of operations would likely suffer. In that case, the trading price of our common stock could fall, and you may lose all or part of the money you paid to buy our common stock. It is not possible to predict or identify all such risks; our operations could also be affected by factors, events or uncertainties that are not presently known to us or that we currently do not consider to present significant risks to our operations. Therefore, you should not consider the following risks to be a complete statement of all the potential risks or uncertainties that we face. Moreover, some of the factors, events and contingencies discussed below may have occurred in the past, but the disclosures below are not representations as to whether or not the factors, events or contingencies have occurred in the past, and instead reflect our beliefs and opinions as to the factors, events or contingencies that could materially and adversely affect us in the future.

RISK FACTOR SUMMARY

•The loss of our largest customer will negatively impact our revenue, and we may not be able to replace that lost revenue with new business.
•Our A&R Loan Agreement (as defined below) with Innovatus contains certain covenants that could adversely affect our operations and, if an event of default were to occur, we could be forced to repay the outstanding indebtedness sooner than planned and possibly at a time when we do not have sufficient capital to meet this obligation. The occurrence of any of these events could cause a significant adverse impact on our business, prospects and share price.
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
•We face competition in the concentrates market and have large competitors with substantial resources.
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

RISKS RELATED TO OUR FINANCIAL POSITION

The loss of our largest customer will negatively impact our revenue, and we may not be able to replace that lost revenue with new business.

In the fall of 2024, we were notified by our largest customer that it would be moving a substantial portion (and possibly all) of its business to another concentrates supplier in 2025. We expect this customer to complete this transition no later than mid-2025, and there can be no expectation there will be continued sales to this customer beyond this point. We believe that this will result in the loss of almost half of our sales volume and $34 million in revenue compared to 2024. While we are currently endeavoring to increase our sales to other customers and expand our product portfolio to fill this gap, there can be no assurance that we will be successful in doing so. Failure to replace this lost business will likely result in a substantial decrease in our revenue and a decrease in our profit. In addition, we will need to restructure our operations to reduce our overhead in the short term, which could impact our ability to expand our business in the longer term should we be able to attract enough business to replace the revenue gap left by the loss.

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

In March 2020, we entered into the Loan Agreement with Innovatus to make certain term loans to the Company in the aggregate principal amount of up to $35 million. Net draw down proceeds at closing were approximately $21 million, net of estimated fees and expenses. On January 2, 2024, we amended and restated the Loan Agreement (the “A&R Loan Agreement”) to provide for the continuation of term loans initially borrowed under the Loan Agreement, in an aggregate outstanding principal amount of $8.0 million as of the effective date and $8.5 million as of December 31, 2024.

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

These terms of the A&R Loan Agreement could prevent us from taking certain actions without the consent of our lenders, which may limit our flexibility in operating our business and our ability to take actions that might be advantageous to us and our stockholders, placing us at a competitive disadvantage compared to our competitors who have less leverage and who therefore may be able to take advantage of opportunities that our leverage prevents us from exploiting. These covenants could also limit our ability to make needed capital expenditures or otherwise conduct necessary or desirable business activities. If we cannot maintain compliance with the covenants under our A&R Loan Agreement, we may trigger an event of default. Our ability to comply with these covenants may be adversely affected by events beyond our control. For example, on November 10, 2022, we entered into the Second Amendment to Loan Agreement under which we: (i) prepaid an aggregate principal amount of $5.0 million in outstanding term loans in one installment on November 14, 2022; and (ii) agreed to make interest-only payments until September 2023 (at which time we resumed scheduled debt payments) in consideration for certain modifications to the financial covenants under the Loan Agreement. The A&R Loan Agreement requires that we make interest-only payments for thirty months, or up to thirty-six months if certain conditions are met. Those conditions were satisfied in 2024, and the Company may make interest only payments for thirty-six months. The loan will mature on January 1, 2029, unless repaid earlier. The A&R Loan Agreement includes a financial covenant that requires actual consolidated revenue from the sale and supply of hemodialysis products for the trailing six-month period (ended on the date when tested), to be not less than 85.0% of the projections for the same period and, beginning with the quarter ending September 30, 2024, actual consolidated revenue from the sale and supply of hemodialysis products for the trailing six-month period (ended on the date when tested), to be not less than 80.0% of the projections for the same period. Because those projections were submitted prior to our becoming aware of DaVita’s intention to completely transition its business to another supplier by mid-2025, we may not be able to satisfy this covenant if we are unable to acquire enough new business to increase our revenue or cure a breach by submitting revised projections in accordance with the A&R Loan Agreement. Our inability to satisfy this financial covenant or cure any breach would constitute an event of default. The A&R Loan Agreement also includes a liquidity covenant that requires us to maintain minimum liquidity of the greater of (x) our three-month cash burn or (y) the sum of $1.5 million and the aggregate amount of capital lease payments required to be made during the succeeding 12 months (or during a continuing event of default, the aggregate amount of capital lease payments required to be made during the entire term of such capital leases). Although we are currently in compliance with all reporting and financial covenants, there can be no assurance that we will be able to continue to maintain compliance in the future.

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

We have limited capital resources, a cumulative deficit of approximately $397.7 million since inception and we may incur further losses. As of December 31, 2024, we had approximately $21.6 million of cash, cash equivalents and investments available-for-sale, and working capital of $22.9 million. Net cash provided by operating activities for the year ended December 31, 2024 was approximately $4.2 million. While we expect to have sufficient capital through 12 months from the date of this filing, there is uncertainty beyond that period.

Our ability to fund our planned activities will be dependent upon our ability to acquire new customers, execute on business development plans, raise additional capital, control our costs and maintain or increase our gross margin on sales. These factors are subject to significant risks and uncertainties and there can be no assurance that we will be successful in raising additional capital, controlling costs and restructuring our customer relationships. If we are unable to achieve one or all of these objectives, we may be forced to implement further cost-saving measures that could have a negative impact on our activities. If we are unable to increase our revenues and decrease our expenses or raise any required capital, we may be forced to curtail our activities and, ultimately, cease operations. In addition, our day-to-day operations depend in part on the amount of credit our suppliers will extend to us. If we are unable to maintain a favorable financial position, that credit may be curtailed, which could significantly impact our operations. Even if we are able to raise sufficient capital, such financings may only be available on unattractive terms, or result in significant dilution of stockholders’ interests and, in such event, the market price of our common stock may decline.

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

Our forecast of the period of time through which our existing capital resources will be adequate to support our current operations is a forward-looking statement that involves risks and uncertainties. The actual amount of funds we will need to operate is subject to many factors, some of which are beyond our control. These factors include, but are not limited to:

•our ability to enter into new contracts and negotiate favorable terms with current and future customers;
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

Debt financing, if available, may involve significant cash payment obligations and covenants that restrict our ability to operate as a business. If our operations require substantial cash resources in the future in excess of our liquid resources on hand and if our cash flows are not sufficient to support financing through unsecured indebtedness, we may not be able to obtain debt financing, and our capital financing options may become limited.

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

Our revenue growth and profitability projections are subject to many assumptions regarding our future operations, including that we are successful in expanding to new territories, that we successfully license and launch new product offerings, that we are able to add new profitable business, increase our prices to keep up with inflation, and that we do not experience significant disruptions to the manufacturing or distribution of our products, among other assumptions. If we are unsuccessful in one or more of those efforts, we may not be able to achieve our projected growth and profitability.

RISKS RELATED TO OUR BUSINESS

We face competition in the concentrates market and have large competitors with substantial resources.

The primary competitors in the market for our concentrates products are Fresenius, a large, diversified healthcare company headquartered in Germany with global operations, and Nipro, a large medical equipment manufacturing company headquartered in Japan with U.S. operations, each of which has financial, technical, manufacturing, marketing, research and management resources substantially greater than ours. We may not be able to successfully compete with these companies. Both companies have historically used product bundling and low pricing for concentrates as a competitive strategy to capture market share for their broader renal product portfolios. We may be at a disadvantage in competing against these strategies to sell concentrates products since we do not have a broader renal product portfolio to use as leverage when negotiating contracts. Furthermore, Fresenius is vertically integrated and is the largest provider of dialysis services in the United States, treating approximately 37% of all U.S. in-center hemodialysis patients through its clinics. Fresenius has routinely acquired our customers, and it may acquire more of our customers in the future. In addition to Fresenius, Nipro may be seeking to increase its market share of the domestic concentrates market, which, if successful, could have an impact upon our market share and profitability. In addition, certain national medical products distributors have recently expanded their logistical capabilities to reach the outpatient dialysis space, which may also have an impact on the competitive landscape.

A few customers account for a substantial portion of the end user sales of our concentrate products. The loss of any of these customers could materially and adversely affect our business, results of operations, financial position and cash flows.

Sales of our medical device products are highly concentrated among a few customers. As noted above, one customer accounted for nearly half of our sales in each of the last three years and for a substantial number of the clinics we serve, and that customer notified us in the fall of 2024 that it would be moving a substantial portion of its business to another concentrates supplier. We had experienced further concentration with regard to that customer through the Evoqua Acquisition. We have other large customers, both domestic and international, that account for a significant remaining portion of our remaining business. The loss of any of these significant customers could materially and adversely affect our business, results of operations, financial position and cash flows.

Market dynamics in our concentrates business have resulted in fluctuating volumes that could lead to the implementation of cost-saving measures that would have a material and adverse effect on our business.

Volumes have fluctuated in our concentrates business due to the reduction in patient census and cost saving measures by our customers, including switching to single-use bicarbonate canisters. If these volumes decrease substantially, we may be forced to further consolidate our operations and curtail our activities to lower our fixed costs. While our fixed costs would be reduced by such actions, we may not be able to realize the full amount of that reduction if our variable costs (such as transportation) increase and we are unable to pass along those increases to our customers. In addition, a consolidation or restructuring of our business could lead to significant one-time costs related to exiting operations. Such a consolidation could have a material and adverse effect on our business, financial condition and results of operations.

If our customers move back to entering into long-term bundled product contracts with suppliers, our business could suffer.

The hemodialysis business experiences market cycles of customers seeking bundled and unbundled product offerings. Several of our competitors offer broad renal product portfolios and utilize a bundling approach when contracting with dialysis providers and hospitals. While the dialysis customer base currently seems to be moving away from restrictive bundled contracts, which has improved market access for Rockwell, there have been cycles in the past in which purchasing bundled products was in favor. We do not currently have a full renal product portfolio to leverage as a comprehensive or bundled offering to providers, as we do not sell dialysis machines, certain dialysis machine-related disposables, nor certain pharmaceutical products used as part of dialysis treatments. If the current cycle shifts toward providers preferring longer-term agreements across a wide range of dialysis-related products, our business could suffer due to lost sales.

We have been, and may continue to be, materially and adversely affected by increases in raw material, labor and transportation costs and may be unable to recover certain costs due to provisions in our contracts that limit price increases, and we may lose other customers due to price sensitivity.

A significant portion of our costs relate to chemicals and other raw materials and transportation, which are out of our control, and we may not be able to recover a portion of such costs due to provisions in our agreements with our customers that cap price increases. The costs of chemicals and other raw materials are subject to price volatility based on supply and demand (including any volume discounts based on our manufacturing needs) and are highly influenced by the overall level of economic activity in the United States and abroad,which may be affected by changes in U.S. trade policies, including tariffs and other trade restrictions or the threat of such actions. In addition, labor costs have been steadily rising, and our manufacturing process is labor intensive, which increases our costs to produce our products.

These costs have tended to rise from year to year and are likely to continue to rise in the future. In the past year, raw materials costs have increased significantly, due to short supply and excess demand. In addition, in some areas, we have a single source of raw materials, which makes us particularly sensitive to cost increases. Transportation also comprises a significant portion of our costs. In the past, we have been adversely affected by a general shortage in commercial truckers in the United States and significant increases in labor and fuel costs. In addition, there has, in the past, been a nationwide shortage of diesel fuel in the United States, which we use to run our delivery trucks. Such a shortage has, and in the future may again result in, an increase in the cost of diesel fuel or lack of availability of diesel fuel and we would need to find another way to deliver our products to clinics. If we are unable to do so, we could be in breach of our contracts. In addition, any increase in the use of third-party freight would significantly increase our costs, which we may not be able to pass on to our customers.

We expect that if we continue to be subject to the limitations on price increases in our contracts, increasing costs and decreasing volumes may continue to negatively impact our profit margins and materially and adversely affect our financial position.

A portion of our customers do not have contracts with us and buy products strictly on a purchase order basis. Others are under contract, but the agreements may not contain purchasing minimums. In addition, if we do have contracts with our customers, some allow for price increases only once per year. In situations where we are able to increase prices to keep up with our costs, we may lose customers if such customers are unwilling to pay higher prices. That would result in lost revenue for the Company and may negatively impact our financial position and results of operations.

Unfavorable weather, economic conditions or supply shortages could materially and adversely affect our business, financial condition or results of operations.

Our results of operations could be materially and adversely affected by general weather conditions, as well as conditions in the United States and global economy and in the global financial markets. A severe weather or other geological event in our locations or those of our suppliers, or prolonged economic downturn or persistent inflation have and could continue to result in a variety of risks to our business, including our ability to recover our costs or to raise additional capital when needed on acceptable terms, if at all. In addition, weather-related events may jeopardize our ability to deliver our products as required by our contracts. A weak or declining United States or global economy, or changes in U.S. trade policies, including tariffs and other trade restrictions or the threat of such actions, could also strain our suppliers, possibly resulting in supply disruption. In addition, due to macro-economic conditions in the global economy (including inflation), there have been shortages in raw materials, parts and fuel that we need to run our business. For example, from time to time, our suppliers have experienced shortages in bicarbonate and acid, which are components of our dialysis concentrates, and parts needed for our equipment to make certain of our products. Diesel fuel has also been in short supply in the United States at times and our delivery trucks run on diesel. While we have been able to minimize the impact of these disruptions to date, there can be no assurance that we will continue being able to do so. Any of the foregoing could harm our business, and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Our production and other processes are somewhat manual, which introduces risk of error and may result in rising production costs.

The production of our hemodialysis concentrates products is somewhat manual and involves considerable unskilled labor. The manual nature of production can introduce the risk of error. In addition, manual processes involving high amounts of labor can result in significant production costs. Many of our products are “made to order,” which can further increase production costs as we have to frequently change production runs. Unless we are able to further automate our production processes, our costs may continue to increase and we may be unable to recover those rising costs or may lose customers altogether, which could negatively impact on our financial position.

Our business depends on government funding of health care, and changes could impact our ability to be paid in full for our products, increase prices or cause consolidation in the dialysis provider market.

Medicare and Medicaid fund the majority of dialysis costs in the United States. Many dialysis providers receive most of their funding from the U.S. government and are supplemented by payments from private health care insurers. These providers depend on Medicare and Medicaid funding to be viable businesses. Changes to health insurance and reimbursement by Congress or the executive branch may have a negative impact on Medicare and Medicaid funding and on reimbursement protocols. If Medicare and Medicaid funding were to materially decrease, dialysis providers would be severely impacted, increasing our risk of not being paid in full. An increase in our exposure to uncollectible accounts could have a material adverse effect on our business, results of operations, financial position and cash flows.

Since 2011, Centers for Medicare & Medicaid Services ("CMS") has continued to modify reimbursement policies for dialysis under the end-stage renal disease ("ESRD") prospective payment system, with reimbursements generally falling short of covering the increasing cost of dialysis care, resulting in economic pressure on dialysis providers. We anticipate that dialysis providers will continue to seek ways to reduce their costs per treatment due to these reimbursement policies, which could reduce our sales and profitability and have a material adverse effect on our business, results of operations, financial position and cash flows.

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

We have in-licensed rights to certain patents that cover Triferic. If we fail to remain in compliance with these license agreements, we could forfeit the rights to these patents, which could result in our noncompliance with those partnership agreements.

We have acquired rights to certain patents under license agreements, including from an affiliate of Dr. Ajay Gupta, our former Chief Scientific Officer. These in-licensed patents, if granted, cover Triferic AVNU and have other claims that could cover Triferic. If we fail to remain in compliance with the terms of these license agreements, including due diligence obligations relating to our efforts to develop and commercialize licensed products in certain markets, we could be found to be in breach of these license agreements. If this was to happen, the licensor could terminate the license agreement in certain circumstances, causing us to forfeit our rights to the licensed patents. This could potentially subject us to expensive and protracted litigation. Any of these occurrences could significantly harm our results of operations.

Our business and operations would suffer in the event of a security breach, system failure, invasion, corruption, destruction or interruption of our or our business partners’ critical information technology systems or infrastructure.

In the ordinary course of business, we and our business partners store sensitive data, including intellectual property and proprietary information related to our business, our customers and our business partners, on our information technology systems. Despite the implementation of security measures, these systems are vulnerable to damage from computer viruses, unauthorized access, cyber-attacks, natural disasters, terrorism, war and telecommunication, electrical and other system failures due to employee error, malfeasance or other disruptions. We could experience a business interruption, monetary loss, intentional theft of confidential information or reputational damage, including damage to key customer and partner relationships, from system failures, espionage attacks, malware, ransomware or other cyber-attacks. Such cyber-security breaches may compromise our system infrastructure or lead to data leakage, either internally or at our contractors or consultants. Cybersecurity incidents, including phishing attacks and attempts to misappropriate or compromise confidential or proprietary information or sabotage enterprise IT systems, are becoming increasingly frequent and more sophisticated. Cybersecurity incidents increasingly involve the use of artificial intelligence and machine learning to launch more automated, targeted, and coordinated attacks on targets. The information and data processed and stored in our technology systems, and those of our strategic partners, contract research organizations, contract manufacturers, suppliers, distributors or other third parties for which we depend to operate our business, may be vulnerable to loss, damage, denial-of-service, unauthorized access or misappropriation.

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

We are highly dependent on the operations, sales, product development, and business development expertise of the principal members of our management, operations and sales team. We have hired executive-level employees who are leading our development and operational initiatives. Although we have entered into employment agreements with our executives and key employees, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

Recruiting and retaining qualified manufacturing, sales and marketing, and functional personnel is critical to our success. The loss of the services of our executive officers or other key employees could seriously harm our ability to successfully implement our business strategy. Furthermore, replacing executive officers and key employees may be difficult and may take an extended period of time due to the overall state of the labor pool and the difficulty finding the specialized skills we require. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate these key personnel on acceptable terms given the competition among numerous medical device, pharmaceutical and biotechnology companies for similar personnel.

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

Our business is highly regulated. The testing, manufacture, distribution, sale and delivery of the products we manufacture directly, or that are manufactured by or for our distribution partners, are subject to extensive regulation by the U.S. Food and Drug Administration ("FDA") and by other federal, state and foreign authorities, including, with respect to our transportation operations, the U.S. Department of Transportation ("DOT"). Before medical devices, such as our concentrate products or the bicarbonate cartridge we distribute, can be commercially marketed in the United States, the FDA must give either premarket approval or 510(k) clearance. After a product is approved, regulatory authorities may impose significant restrictions on a product’s indicated uses or marketing or requirements for potentially costly post-marketing studies. In addition, manufacturers and their facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to current good manufacturing practices ("cGMP") and applicable state laws. As such, we and our distribution partners are subject to continual review and periodic inspections to assess compliance with cGMP and state laws. For example, in 2024, the FDA conducted a routine cGMP inspection of one of our manufacturing facilities and issued observations. The Company performed corrective actions and resolved the issue. While the finding was not serious, management expended time and effort on the correction. Accordingly, we and our partners must continue to expend time, money and effort in all areas to achieve and maintain regulatory compliance. We are also required to report certain adverse reactions and production problems, if any, to applicable regulatory authorities.

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

Our failure to comply with applicable regulations could also result in product liability litigation against us. In addition, our failure to comply with applicable regulations with respect to our concentrates products could constitute a breach of our Amended and Restated Products Purchase Agreement with DaVita (the “Amended Agreement”), providing DaVita with various remedies that would be material and adverse to us. Moreover, changes in applicable regulatory requirements could significantly increase the costs of our operations, which we may not be able to recover under our fixed price contracts.

Our business operations may subject us to numerous commercial disputes, claims, lawsuits and/or investigations.

Operating in the medical device industry involves numerous commercial relationships, complex contractual arrangements, uncertain intellectual property rights, potential product liability and other aspects that create heightened risks of disputes, claims, lawsuits and investigations. In particular, we may face claims related to the safety of our products, intellectual property matters, employment matters, tax matters, commercial disputes, competition, sales and marketing practices, environmental matters, personal injury, insurance coverage and acquisition or divestiture‑related matters. A counterparty may assert claims that we do not believe are meritorious, but we nonetheless need to defend. In addition, any commercial dispute, claim, lawsuit or investigation may divert our management’s attention away from our business, we may incur significant expenses in addressing or defending any commercial dispute, claim or lawsuit or responding to any investigation, and we may be required to pay damage awards or settlements or become subject to equitable remedies that could adversely affect our operations and financial results.

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

We sell hemodialysis concentrates that are used in dialysis procedures in the United States and foreign countries. In addition, prior to its discontinuation, we marketed and sold Triferic in the United States for four years and prior to that, engaged in clinical trials to support the submission of the NDA for approval. If patients experience side effects from the use of our hemodialysis concentrates or experienced side effects from Triferic and the statutes of limitation and repose have not expired, such side effects may result in litigation against us by private litigants.

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

It is possible that we may infringe on intellectual property rights of others without being aware of the infringement. If a third party believes that one of our products infringes on the third party’s patent, it may sue us even if we have received our own patent protection for the technology. If we infringe the rights of a third party, we could be prevented from manufacturing and selling products, forced to pay damages, compelled to license technology from the party claiming infringement and lose the opportunity to license our technology to others and collect royalty payments, any of which could have a material adverse effect on our business. If we are prevented from selling any of our concentrate or ancillary products due to a patent infringement or if our ability to sell any of our concentrate or ancillary products due to a patent infringement is materially and adversely affected, DaVita may be entitled to terminate our Amended Agreement.

As is common in the medical device industry, we engage the services of consultants to assist us in the development of our products. Many of these consultants were previously employed at, may have previously been or are currently providing consulting services to, other biotechnology or pharmaceutical companies, including our competitors or potential competitors. As such, the Company advises consultants not to disclose, or use trade secrets, or proprietary information of their former employers or their former or current customers. Although no claims against us are currently pending, we may be subject to claims that these consultants or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers or their former or current customers. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management and day-to-day business operations.

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
•the loss of key customers;
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

In addition, as of December 31, 2024, there were 695,749 shares issuable upon the exercise of then-outstanding and exercisable stock options, 1,190,498 shares issuable upon the exercise of then-outstanding stock options that were not yet exercisable, and 3,984,484 shares issuable upon the exercise of then-outstanding and exercisable warrants. The market price of the common stock may be depressed by the potential exercise of these options and warrants and the sale of the underlying common stock. The holders of these options and warrants are likely to exercise them when we would otherwise be able to obtain additional capital on more favorable terms than those provided by the options and warrants.

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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, higher interest rates, and uncertainty about political and economic stability. The Federal Reserve has raised interest rates multiple times in response to concerns about inflation and it may raise them again. Higher interest rates, coupled with reduced government spending and volatility in financial markets, may increase economic uncertainty and affect consumer spending. Similarly, the ongoing military conflict between Russia and

Ukraine and the conflict in the Middle East have created extreme volatility in the global capital markets and may have further global economic consequences, including disruptions of the global supply chain. Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more costly, more dilutive, or more difficult to obtain in a timely manner or on favorable terms, if at all. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs.

We have experienced and may in the future experience disruptions as a result of such macroeconomic conditions and the occurrence of natural disasters and public health crises, including delays or difficulties in manufacturing sufficient quantities of materials. If we fail to maintain inventory or deliver product as a result of such delays or difficulties, we could breach our agreements. In addition, tariffs imposed on goods coming into the U.S., or tariffs imposed by other countries on goods coming into those countries, could adversely impact our ability to import the products we sell, or ability to sell our products internationally. Any one or a combination of these events could have a material and adverse effect on our results of operations and financial condition.

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
Item 1B.    Unresolved Staff Comments.
Not applicable.
Item 1C.    Cybersecurity.

The Company's management (the "Management") and the Company's board of directors (the "Board") recognize the critical importance of maintaining the trust and confidence of our investors, employees, customers, partners, and vendors. The Board is actively involved in the oversight of the Company's risk management program, and cybersecurity represents an important component of the Company's overall approach to enterprise risk management ("ERM"). The Company's cybersecurity policies, standards, processes, and practices are fully integrated into the Company's ERM program and are informed by recognized frameworks established by the National Institute of Standards and Technology ("NIST"); and other applicable industry standards. In general, the Company seeks to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security, and availability of the information that the Company collects and stores by identifying, preventing, mitigating, and remediating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.
In the ordinary course of our business, we collect, use, store, and transmit digitally confidential, sensitive, proprietary, and personal information. The secure maintenance of this information and our information technology ("IT") systems is important to our operations and business strategy. To this end, we have implemented processes designed to assess, identify, and manage risks from potential unauthorized occurrences on or through our IT systems that may result in adverse effects on the confidentiality, integrity, and availability of these systems and the data residing therein. These processes are managed and monitored by our Director of Technology and Information Systems and supported by our outsourced IT managed services provider, under the supervision of our Chief Corporate Affairs Officer, and include mechanisms, controls, technologies, systems, and other processes designed to prevent or mitigate data loss, theft, misuse, or other security incidents or vulnerabilities affecting the data and maintain a stable and secure information technology environment.
Our Chief Corporate Affairs Officer, who reports directly to the Chief Executive Officer, and our Director of Technology and Information Systems, who has three decades of experience managing and leading cybersecurity oversight, together with our other executive officers, are responsible for assessing and managing cybersecurity risks. Each member of Management holds undergraduate and graduate degrees in their respective fields and have extensive experience managing risks at the Company and at similar companies, including risks arising from cybersecurity threats. In the last fiscal year, the Company has not identified any risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. If we were to experience a material cybersecurity incident in the future, such incidents are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For more information regarding cybersecurity risks that we face and potential impacts on our business related thereto, see the risk factor titled, “Our business and operations would suffer in the event of a security breach, system failure, invasion, corruption, destruction or interruption of our or our business partners’ critical information technology systems or infrastructure.”

Risk Management and Strategy

Rockwell Medical believes that the Company maintains an IT and security program appropriate for a company its size, taking into account its operations and risks. As one of the critical elements of the Company's overall ERM approach, the Company's cybersecurity program is focused on the following key areas:

Governance

The Board's oversight of cybersecurity risk management is supported by the Audit Committee of the Board (the "Audit Committee"), which regularly interacts with the Company's Chief Corporate Affairs Officer. The Board, as a whole and at the Audit Committee level, has oversight for the most significant risks facing the Company and for the Company's processes to identify, prioritize, assess, manage, and mitigate those risks. The Audit Committee, which is composed solely of independent directors, has been designated by the Company's Board to oversee cybersecurity risks. The Audit Committee and the Board receive updates on cybersecurity and IT matters and related risk exposures from the Company's Chief Corporate Affairs Officer and other members of Management on cybersecurity risks on at least a semi-annual basis.

    Collaborative Approach

The Company has implemented a comprehensive, cross-functional approach to identifying, preventing, and mitigating cybersecurity threats and incidents, while also implementing controls and processes that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by Management in a timely manner.

    Information Security

The Company implements organizational, administrative, and technical measures based on commercially reasonable procedures using industry standard information security measures prescribed for use by NIST, the Sarbanes-Oxley Act, and other generally recognized industry standards, in each case, designed to safeguard the confidentiality, integrity, and availability of our infrastructure and data and the resiliency of our operations. Additionally, we perform information security maturity assessments and penetration testing quarterly for our IT infrastructure, and conduct vulnerability scans across key assets, core infrastructure, and endpoints to identify potential vulnerabilities and potential cybersecurity events. We assess and prioritize the remediation of vulnerabilities and other cybersecurity risks identified through these activities, using a risk-based approach.

    Technical Safeguards

The Company deploys technical safeguards that are designed to protect the Company’s information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.

Incident Response and Recovery Planning

The Company has established and maintains a comprehensive cybersecurity incident response plan ("IRP") which establishes a framework designed to enable us to respond to cybersecurity incidents in a consistent, timely, and effective manner. Our IRP outlines procedures for identifying, reporting, investigating, assessing, and responding to cybersecurity incidents, including incident response team formation, roles and responsibilities by department, and communication and escalation protocols. Depending on the severity of the cybersecurity incident, the Company's IRP contemplates escalation to Management and the Audit Committee and/or the full Board, as well as periodic briefings on developments related to the incident response. We review and update our IRP annually and have conducted training of key team members regarding the IRP.

Third-Party Risk Management

The Company maintains a comprehensive, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of the Company’s systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems.

Education, Awareness and Training

The Company provides regular, mandatory cybersecurity training as a means to equip the Company’s personnel with effective tools to address cybersecurity threats, and to communicate the Company’s evolving information security policies, standards, processes and practices. We conduct continuous automated phishing simulation campaigns which can trigger additional training for personnel on how to recognize social engineering attempts (e.g., phishing, smishing, vishing, etc.). We track performance on phishing exercises to help us monitor the awareness of our employees and inform future training priorities.

Risk and Readiness Assessments

The Company engages in the periodic assessment and testing of the Company’s policies, standards, processes and practices that are designed to address cybersecurity threats and incidents. These efforts include a wide range of activities, including audits, assessments, tabletop exercises, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. The Company regularly engages third parties to perform assessments on our cybersecurity measures, including information security maturity assessments, audits and independent reviews of our information security control environment and operating effectiveness. The results of such assessments, audits and reviews are reported to the Audit Committee and the Board, and the Company adjusts its cybersecurity policies, standards, processes and practices as necessary based on the information provided by these assessments, audits and reviews.

Insurance

We maintain information security risk insurance coverage to mitigate potential losses in the event of a business disruption.

For more information regarding cybersecurity risks that we face and potential impacts on our business related thereto, see the risk factor titled, “Our business and operations would suffer in the event of a security breach, system failure, invasion, corruption, destruction or interruption of our or our business partners’ critical information technology systems or infrastructure.”

Item 2.    Properties.
We lease a 51,000 square foot facility and a 17,500 square foot facility in Wixom, Michigan under a lease expiring in August 2027. During the year ended December 31, 2024, the lease for the Wixom facilities was extended by three years to August 2027, which was accounted for as a lease modification. As a result of this modification, the operating lease right of use asset and lease liabilities increased by $1.5 million. We also lease two other manufacturing facilities, a 51,000 square foot facility in Grapevine, Texas under a lease expiring in December 2025 and a 57,000 square foot facility in Greer, South Carolina under a lease expiring in February 2026. In addition, Rockwell occupied 4,100 square feet of office space in Hackensack, New Jersey. This lease was subleased on December 15, 2021 and expired on October 31, 2024.
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
Holders
As of February 28, 2025, there were 45 holders of record of our common stock.
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
Item 6.    Reserved.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our current plans, forecasts, estimates and beliefs and involve risks and uncertainties. Our historical results are not necessarily indicative of the results that may be expected for any period in the future. Our actual results, outcomes and the timing of events could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in the section titled “Forward-Looking Statements” and “Risk Factors.” We urge you to consider these factors carefully in evaluating the forward-looking statements contained in this Annual Report. Forward-looking statements are not historical facts, reflect our current views with respect to future events, and apply only as of the date made. We do not intend, and undertake no obligation, to update these forward-looking statements, except as required by law. Unless the context requires otherwise, references to “we,” “our,” “us,” “the Company,” "Rockwell," “Rockwell Medical,” and other similar terms refer to Rockwell Medical, Inc., together with its consolidated subsidiaries.
Overview
Rockwell Medical is a healthcare company that develops, manufactures, commercializes, and distributes a portfolio of hemodialysis products for dialysis providers worldwide.
The Company is a leading supplier of liquid and dry, acid and bicarbonate concentrates for dialysis patients in the United States. Hemodialysis is the most common form of end-stage kidney disease treatment and is typically performed in freestanding outpatient dialysis centers, hospital-based outpatient centers, skilled nursing facilities, or a patient’s home. This represents a large market opportunity for which we believe Rockwell's products are well-positioned to meet the needs of patients.
Rockwell manufactures hemodialysis concentrates at its facilities in Michigan, South Carolina, and Texas. The Company delivers the majority of its hemodialysis concentrates products and mixers to dialysis clinics throughout the United States and internationally, utilizing its own delivery trucks and third-party carriers. Rockwell has developed a core expertise in manufacturing and delivering hemodialysis concentrates, and has built a longstanding reputation for reliability, quality, and excellent customer service.
Rockwell provides the hemodialysis community with products controlled by a Quality Management System regulated by the U.S. Food and Drug Administration ("FDA"). Rockwell is ISO 13485 Certified and adheres to current Good

Manufacturing Practices ("cGMP") and the Association for Advancement of Medical Instrumentation ("AAMI") standards.
On July 10, 2023, the Company executed and consummated the transactions contemplated by an Asset Purchase Agreement (the "Purchase Agreement") with Evoqua Water Technologies LLC ("Evoqua") (the “Evoqua Asset Acquisition”). Subject to the terms and conditions of the Purchase Agreement, at the closing of the transaction (the “Closing”), the Company purchased customer relationships, equipment and inventory from Evoqua, which were related to the manufacturing agreement ("CMA") with a third-party contract manufacturing organization ("CMO") located in Minnesota. Total consideration was $17.4 million, comprising a cash payment at Closing of $12.4 million (inclusive of transaction costs) and two $2.5 million deferred payments. On July 12, 2024, the Company and Evoqua executed an amendment to the Purchase Agreement (the "First Amendment"), which stipulated that the first deferred payment would be partially offset by $0.3 million to reimburse the Company for certain expenses incurred following the close of the Evoqua Asset Acquisition and split the first deferred payment into four quarterly installments to be paid through April 2025. The First Amendment also split the second deferred payment into four quarterly installments to be paid from July 2025 through April 2026. See Note 4 to our consolidated financial statments included in this Annual Report on Form 10-K for additional information. The CMA with the CMO expired on December 31, 2024 after which the Company will only manufacture Rockwell Medical hemodialysis concentrates through its own facilities. Prior to the expiration of the CMA, the Company transitioned customer relationships acquired through the Purchase Agreement over to Rockwell Medical's hemodialysis concentrates products.
On August 7, 2023, Rockwell was informed by Wanbang Biopharmaceuticals Co., Ltd. (“Wanbang”), the Company’s commercialization partner in China for Triferic, that the main efficacy results of Wanbang’s clinical trial for Triferic (dialysate) compared with placebo were not obtained and Wanbang will not bring the product forward to registration. As a result, the remaining $2.1 million of deferred license revenue was recorded into revenue, and the related portion of long-term inventory of $1.1 million was reserved.
On September 18, 2023, Rockwell and DaVita, Inc. (“DaVita”) entered into an Amended and Restated Products Purchase Agreement (the "Amended Agreement"), which amended and restated the Product Purchase Agreement, dated July 1, 2019, as amended, under which the Company supplies DaVita with certain dialysis concentrates. Under the Amended Agreement, the Company and DaVita agreed to an increase in product pricing, effective September 1, 2023 and a one-time payment of $0.4 million to Rockwell on or after December 1, 2023. The term of the Amended Agreement was scheduled to expire on December 31, 2024. Prior to the expiration, the Company received written notice from DaVita, notifying the Company that DaVita intended to extend the term of the Amended Agreement through December 31, 2025 (the "Extension Term"). Product pricing was increased for the Extension Term. DaVita subsequently indicated that it will completely transition to another supplier by mid-2025, subject to further discussions between Rockwell and DaVita, which are ongoing. We believe that this will result in the loss of almost half of our sales volume and $34 million in revenue compared to 2024. See Note 3 to our consolidated financial statements included in this Annual Report on Form 10‑K for additional information.
On January 2, 2024, the Company's Loan and Security Agreement (the “Loan Agreement”) with Innovatus Life Sciences Lending Fund I, LP (“Innovatus”) was amended to include, among other things, an interest-only period for 30 months, or up to 36 months if certain conditions are met, and extend the maturity date to January 1, 2029. The Company satisfied those conditions and will now make interest-only payments for the full 36 months. See Note 17 to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.
On August 21, 2024, the Company entered into a distribution agreement with Nipro Medical Corporation ("Nipro"), a subsidiary of Nipro Corporation Japan and a leader in the global healthcare and medical device industry, under which Rockwell Medical supplies Nipro with the Company's liquid and dry acid and bicarbonate hemodialysis concentrates, as well as its dry acid concentrates mixer, for which Nipro has the right to distribute the Company's products globally, excluding the United States. The Nipro Agreement will remain in effect for two years with the option to extend the agreement for an additional one-year period. Nipro is the primary distributor of our dialysis concentrates in certain countries in Latin America.
On December 16, 2024, the Company entered into a product purchase agreement (the "Fresenius Agreement") with Fresenius Medical Care NA (“Fresenius”), the world's leading provider of dialysis products and services, under which the Company supplies Fresenius with the Company's liquid bicarbonate hemodialysis concentrates product, SteriLyte. The Fresenius Agreement will remain in effect for three years with the option to renew for two additional one-year periods.
Additionally, during the year ended December 31, 2024, Rockwell Medical entered into several other multi-year product purchase agreements, which include supply and purchasing commitments from certain parties. These agreements were with, but not limited to: HydroCare, a leading provider of state-of-the-art dialysis water systems to healthcare facilities globally; Nephro Group Dialysis Centers, the largest dialysis provider in the Philippines; one of the largest health systems in the Mountain West region of the United States; BioNuclear, a distributor of Rockwell's hemodialysis concentrates products within the Dominican Republic; and Atlantic Medical International, Bermuda's leading supplier of medical products and equipment for the acute and continuing care markets.
Results of Operations
The following table summarizes our operating results for the periods presented below (dollars in thousands):

	For the Year Ended December 31,
	2024	% of Revenue	2023	% of Revenue	% Change
Net Sales	$101,489		$83,612		21.4%
Cost of Sales	84,005	82.8%	74,908	89.6%	12.1%
Gross Profit	17,484	17.2%	8,704	10.4%	100.9%

Research and Product Development	19	—%	1,107	1.3%	(98.3)%
Selling and Marketing	2,749	2.7%	2,125	2.5%	29.4%
General and Administrative	14,108	13.9%	12,142	14.5%	16.2%
Operating Income (Loss)	$608	0.6%	$(6,670)	(8.0)%	(109.1)%

Net Sales

During the year ended December 31, 2024, our net sales were $101.5 million compared to net sales of $83.6 million during the year ended December 31, 2023. Product revenue for the year ended December 31, 2024 was $101.4 million compared to product revenue of $79.8 million for the year ended December 31, 2023. The increase of $21.6 million was primarily due to $6.2 million from customers added through the Evoqua Asset Acquisition, $6.4 million from a special large order of premium-priced product by DaVita, as well as $9.1 million of increased sales and price increases to existing customers. Net sales of non-product revenue were not material during the year ended December 31, 2024 compared to $3.8 million during the year ended December 31, 2023, which was the result of $2.3 million and $1.5 million of deferred license revenue recognition related to the terminations of distribution and license agreements with Wanbang and Baxter Healthcare Corporation ("Baxter") (respectively, the “Wanbang Agreement” and the “Baxter Distribution Agreement”) during the year ended December 31, 2023.

Cost of Sales and Gross Profit

Cost of sales during the year ended December 31, 2024 was $84.0 million, resulting in gross profit of $17.5 million, compared to cost of sales of $74.9 million and a gross profit of $8.7 million during the year ended December 31, 2023. Gross profit increased by $8.8 million during the year ended December 31, 2024 compared to the year ended December 31, 2023 driven by $9.6 million of improved gross margin to existing customers driven primarily by price increases, $1.8 million from a special large order of premium-priced product by DaVita, partially offset by $1.5 million and $1.1 million of gross profit for the year ended December 31, 2023 associated with deferred license revenue recognition related to the terminations of the Baxter Distribution Agreement and the Wanbang Agreement, respectively.
Research and Product Development Expense

Research and product development expenses were $19,000 for the year ended December 31, 2024 compared with $1.1 million during the year ended December 31, 2023. The decrease of $1.1 million is due to the decision to pause all research and development related to Triferic in 2023. Approximately 37% of research and development expenses for the year ended December 31, 2023 were comprised of severance costs.

Selling and Marketing Expense

Selling and marketing expenses were $2.7 million during the year ended December 31, 2024 compared with $2.1 million during the year ended December 31, 2023. The increase of $0.6 million is primarily due to higher employee compensation expenses.

General and Administrative Expense

General and administrative expenses were $14.1 million during the year ended December 31, 2024 compared with $12.1 million during the year ended December 31, 2023. The $2.0 million increase was primarily due to $1.5 million of additional compensation expense, $0.2 million of increased administrative costs and $0.3 million increase in amortization of intangible assets.

Other Expense

    Total other expense for the years ended December 31, 2024 and December 31, 2023 was $1.1 million and $1.8 million, respectively, which was driven by interest expense of $1.3 million and $2.3 million for the years ended December 31, 2024 and December 31, 2023, respectively, related to our debt facility (See Note 17 to our consolidated financial statements included in this Annual Report on Form 10-K for additional information on our debt facility), partially offset by $0.1 million and $0.2 million of interest income, respectively, as well as realized gains on available-for-sale of investments of $0.1 million and $0.3 million, respectively.
Liquidity and Capital Resources
Since inception, we have incurred significant net losses and have funded our operations primarily through revenue from commercial products, proceeds from the issuance of debt and equity securities and payments from partnerships. On December 31, 2024, we had an accumulated deficit of approximately $397.7 million and stockholders’ equity of $32.6 million. As of December 31, 2024, we had approximately $21.6 million of cash, cash equivalents and investments available-for-sale, and working capital of $22.9 million. Net cash provided by operating activities for the year ended December 31, 2024 was approximately $4.2 million.
On July 10, 2023, Armistice Capital Master Fund Ltd. (“Armistice”) exercised its warrant to purchase 9,900,990 shares of common stock with an exercise price of $1.39 per share (the "Prior Warrant") and the Company received gross proceeds of approximately $13.8 million. See Note 12 to the consolidated financial statements included elsewhere in this Form 10-K for further details.
On July 10, 2023, the Company completed the Evoqua Asset Acquisition. Total consideration was $17.4 million, comprising a cash payment at Closing of $12.4 million (inclusive of transaction costs) and two $2.5 million deferred payments. On July 12, 2024, the Company and Evoqua executed the First Amendment, which stipulated that the first deferred payment would be partially offset by $0.3 million to reimburse the Company for certain expenses incurred following Closing and split the first deferred payment into four quarterly installments to be paid through April 2025. The First Amendment also split the second deferred payment into four quarterly installments to be paid from July 2025 through April 2026. See Note 4 to our consolidated financial statements statements included in this Annual Report on Form 10-K for additional information.
The actual amount of cash that we will need to execute our business strategy is subject to many factors, including, but not limited to the ability to meet our revenue forecasts, including those from DaVita, as well as the costs associated with our manufacturing and transportation operations related to our concentrate business. We may elect to raise capital in the future through one or more of the following: (i) equity and/or debt raises through the equity and capital markets, though there can be no assurance that we will be able to secure additional capital or funding on acceptable terms, or if at all; and (ii) strategic transactions, including potential alliances and collaborations focused on markets outside the United States, as well as potential combinations (including by merger or acquisition) or other corporate transactions. In addition, any debt financing is limited by the terms of our Securities Purchase Agreement with DaVita. Specifically, until DaVita holds less than 50% of its original investment in the Company's Convertible Series X Preferred Stock, the Company may only incur additional debt in the form of a purchase money loan, a working capital line of up to $5 million or to refinance existing debt, unless DaVita consents.
We believe our ability to fund our activities in the long term will be highly dependent upon (i) our ability to execute on the growth strategy of our hemodialysis concentrates business and maintain sales with existing customers, (ii) our ability to achieve sustained profitability, including successfully reducing expenses to account for the lost DaVita business, and (iii) our ability to identify, develop, in-license, or acquire new products in developing our renal care product portfolio. All of these strategies are subject to significant risks and uncertainties such that there can be no assurance we will be successful in achieving them. If we are unsuccessful in executing our business plan and we are unable to raise the required capital, we may be forced to curtail all of our activities and, ultimately, cease operations. Even if we are able to raise sufficient capital, such financings may only be available on unattractive terms, or result in significant dilution of stockholders’ interests and, in such event, the market price of our common stock may decline.

Management evaluated its going concern by reviewing the Company's operational plans, which include executing on the projected financial information, including price increases, acquisition of new customers, projected growth of margins and cost containment activities. Based on the currently available working capital and expectation of the ability of management to execute on the Company's operational plans noted above, management believes the Company currently has sufficient funds to meet its operating requirements for at least the next twelve months from the date of the filing of this report. Additionally, the Company's plans may include raising capital, if needed, by using the $21.1 million remaining under our Sales Agreement, dated April 8, 2022, with Cantor Fitzgerald & Co. acting as sales agent (as amended, the “ATM facility”), which provides for the offer and sale of up to an aggregate of $25.0 million of shares of the Company's common stock through the sales agent, or other methods or forms of financings, subject to existing limitations.
On January 2, 2024 the Loan Agreement was amended to include, among other things, an interest only period for 30 months, or up to 36 months if certain conditions are met, and extend the maturity date to January 1, 2029. The Company is subject to certain covenants and cure provisions under its Loan Agreement with Innovatus. As of December 31, 2024, the Company is in compliance with all covenants. The Loan Agreement includes a financial covenant that requires actual consolidated revenue from the sale and supply of hemodialysis products for the trailing six-month period (ended on the date when tested), to be not less than 85.0% of the projections for the same period and, beginning with the quarter ending September 30, 2024, actual consolidated revenue from the sale and supply of hemodialysis products for the trailing six-month period (ended on the date when tested), to be not less than 80.0% of the projections for the same period. Because those projections were submitted prior to our becoming aware of DaVita’s intention to completely transition its business to another supplier by mid-2025, we may not be able to satisfy this covenant if we are unable to acquire enough new business to increase our revenue or cure a breach by submitting a new financial plan under which the Company is expected to break even on a cash flow basis prior to Maturity Date in accordance with the A&R Loan Agreement. While we believe we will be able to take actions to satisfy this financial covenant, there can be no assurances. Our inability to satisfy this financial covenant or cure any breach would constitute an event of default. See Note 17 to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.

Global Economic Considerations
The global macroeconomic environment is uncertain and could be negatively affected by, among other things, changes in U.S. trade policies, including tariffs and other trade restrictions or the threat of such actions, instability in the global capital and credit markets, recent bank failures in the United States, supply chain weaknesses, and instability in the geopolitical environment, including as a result of the Russian invasion of Ukraine, the Middle East conflict and other political tensions, and the occurrence of natural disasters and public health crises. Such challenges have caused, and may continue to cause, recession fears, rising interest rates, foreign exchange volatility and inflationary pressures. At this time, the Company is unable to quantify the potential effects of this economic instability on our future operations.
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
Cash Provided By (Used In) Operating Activities

Net cash provided by operating activities was $4.2 million for the year ended December 31, 2024 compared to net cash used in operating activities of $9.4 million for the year ended December 31, 2023. The change in cash provided by operating activities during the current period as compared to cash used in operating activities in the prior period was primarily due to (i) a decrease in net loss of approximately $8.0 million, (ii) an increase in cash provided by changes in current balance sheet accounts in the ordinary course of business of approximately $5.7 million, primarily due to increases of $7.3 million from accounts receivable, net and $3.8 million from deferred license revenue, partially offset by decreases of $2.1 million from accounts payable and $1.5 million from inventory and (iii) an increase in cash provided from non-cash adjustments.
Cash Used In Investing Activities

Net cash used in investing activities was $4.9 million during the year ended December 31, 2024. The net cash used was due to $5.9 million in purchases of our available-for-sale investments and $1.0 million for the purchase of equipment, offset by proceeds from the sale of our available-for-sale investments of $2.0 million.
Net cash used in investing activities was $3.0 million during the year ended December 31, 2023. The net cash used was primarily due to the $12.4 million of cash paid in connection with the Evoqua Asset Acquisition, $5.7 million in purchases of our available-for-sale investments and $0.3 million for the purchase of equipment, offset by proceeds from the sale of our available-for-sale investments of $15.3 million.
Cash Provided By Financing Activities

    Net cash provided by financing activities was $7.3 million during the year ended December 31, 2024. The net cash provided by financing activities was primarily due to the gross proceeds from the issuance of common stock in connection with the ATM facility of $10.2 million, partially offset by the cash paid in connection with the Evoqua Asset Acquisition of $1.6 million during the year ended December 31, 2024.

    Net cash provided by financing activities was $11.3 million during the year ended December 31, 2023. The net cash provided by financing activities was primarily due to the net proceeds from issuance of equity securities of $14.9 million, primarily comprised of gross proceeds from the issuance of common stock of $13.8 million in connection with Armistice's exercise of the Prior Warrant, offset by payments on the Company's debt, short term note payable, and finance leases which aggregated $3.5 million during the year ended December 31, 2023.
Contractual Obligations and Other Commitments

We generally expect to satisfy our material cash requirements, including contractual obligations and commitments, with cash on hand and cash provided by operating activities. See Notes 14, 15, 16, and 17 to the consolidated financial statements included elsewhere in this Form 10-K for further details.
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
Certain accounting estimates, including those concerning revenue recognition, impairments of long‑lived assets, and deferred consideration are considered to be critical in evaluating and understanding our financial results because they involve inherently uncertain matters and their application requires the most difficult and complex judgments and estimates. These are described below. For further information on our accounting policies, see Note 3 to our consolidated financial statements in this Annual Report on Form 10-K.
Revenue Recognition
The Company recognizes revenue under Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. The core principle of the standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:
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
Impairment of Long-lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Impairment losses on long-lived assets, such as real estate and equipment and definite-lived intangible assets, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. For the years ended December 31, 2024 and 2023, there were no impairments of long-lived assets.
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
Definite-lived intangible assets consist of our customer relationships intangible asset recorded in connection with the Evoqua Asset Acquisition, which is being amortized over 20 years.
New Accounting Pronouncements
New accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that are adopted by us as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption. For further discussion on recent accounting pronouncements, please see Note 3 to our consolidated financial statements included in this Annual Report on Form 10‑K for additional information.
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

    Under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024. Additionally, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, has concluded that the consolidated financial statements included in this Annual Report are fairly stated, in all material respects, in accordance with generally accepting accounting principles in the United States for each of the periods presented herein.
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
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2024. In making their assessment of internal control over financial reporting, our management used the criteria described in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.
Attestation Report of the Registered Public Accounting Firm

As a non-accelerated filer, we are not required to provide an attestation report on our internal control over financial reporting issued by the Company’s independent registered public accounting firm.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

(a) Appointment of Principal Accounting Officer

Effective March 19, 2025, the Company’s Controller, Nicholas Fanslau, age 40, has, in addition to his current responsibilities, assumed the role of principal accounting officer. Mr. Fanslau will not receive any additional compensation related to this appointment.

Prior to joining the Company in April 2024, Mr. Fanslau served in various roles of increasing responsibility at Chubb for nearly fifteen years, including as Vice President of Global Consolidations from June 2017 to May 2021 and Vice President of SEC Reporting from June 2021 to March 2024. Mr. Fanslau has a B.A. in Accounting from the University of Notre Dame.

Mr. Fanslau has no familial relationships with any executive officer or director of the Company. There have been no transactions in which the Company has participated and in which Mr. Fanslau had a direct or indirect material interest that would be required to be disclosed under Item 404(a) of Regulation S-K.

(b) Trading Arrangements

Director and executive officer trading arrangements

The following table provides information concerning Rule 10b5-1 trading arrangements adopted during the three months ended December 31, 2024, by any director or any executive officer who is subject to the filing requirements of Section 16 of the Securities Exchange Act of 1934. These trading arrangements are intended to satisfy the affirmative defense of Rule 10b5-1(c). No non-Rule 10b5-1 trading arrangements were adopted by any director or executive officer during the fourth quarter of 2024. In addition, no Rule 10b5-1 or non-Rule 10b5-1 trading arrangements were terminated by any director or executive officer in the fourth quarter of 2024.

Name	Title	Adoption Date	Duration(a)	Number of shares to be sold
Jesse Neri	SVP and CFO	12/13/2024	April 1, 2025 - January 5, 2026	3,544.00
aSubject to compliance with Rule 10b5-1, duration could cease earlier than the final date shown above to the extent that the aggregate number of shares to be sold under the trading arrangement have been sold.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information required by this Item 10 is incorporated herein by reference to information in our proxy statement for our 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”), which we expect to be filed with the SEC within 120 days of the end of our fiscal year ended December 31, 2024, including under headings “Election of Directors,” “Directors Continuing in Office,” “Executive Officers,” “Corporate Governance” and, as applicable, "Delinquent Section 16(a) Reports."
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
Item 11.    Executive Compensation.
The information required by this Item 11 is incorporated herein by reference to information in our 2025 Proxy Statement, including under headings “Compensation of Executive Officers” and “Director Compensation.”
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 is incorporated herein by reference to information in our 2025 Proxy Statement, including under heading “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans.”
Securities Authorized for Issuance Under Equity Compensation Plans
The following table summarizes our compensation plans, including individual compensation arrangements, under which our equity securities are authorized for issuance as of December 31, 2024:

Plan Category	Number of securities to be issued upon exercise of outstanding options and restricted stock units	Weighted‑average exercise price of outstanding options	Number of securities remaining available for future issuance under (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)	1,848,242	$4.70	294,686
Equity compensation plans not approved by security holders (2)	623,204	$2.53	—
Total	2,471,446	$3.98	294,686
(1)Consists of 1,263,043 stock options with a weighted average exercise price of $4.70, 584,309 restricted stock units issued at $1.72 and 890 restricted stock awards issued at $62.70.
(2)Consists of 623,204 stock options with a weighted average exercise price of $2.53.
Item 13.    Certain Relationships and Related Transactions and Director Independence.
The information required by this Item 13 is incorporated herein by reference to information in our 2025 Proxy Statement, including under headings “Independence” and “Certain Relationships and Related Party Transactions.”
Item 14.    Principal Accountant Fees and Services.
The information required by this Item 14 is incorporated herein by reference to information in our 2025 Proxy Statement, including under heading “Independent Accountants.”

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
10.15
Amendment No. 1 to Asset Purchase Agreement, dated July 12, 2024, by and between Rockwell Medical, Inc., and Evoqua Water Technologies LLC (Exhibit 10.1 to the Company's Form 8-K filed on July 15, 2024).

10.16+	Amended and Restated Products Purchase Agreement dated September 18, 2023 by and between Rockwell Medical, Inc. and DaVita Inc. (Exhibit 10.1 to the Company's Form 10-Q filed on November 14, 2023).
10.17*
Rockwell Medical, Inc. Amended and Restated 2007 Long Term Incentive Plan, as amended effective May 21, 2015 (Appendix to the Company’s Proxy Statement for the 2015 Annual Meeting of Shareholders filed on April 13, 2015).

10.18*	Form of Nonqualified Stock Option Agreement (2007 Long Term Incentive Plan) (Director Version) (Exhibit 10.22 to the Company’s Form 8‑K filed December 20, 2007).
10.19*	Form of Nonqualified Stock Option Agreement (2007 Long Term Incentive Plan) (Employee Version) (Exhibit 10.23 to the Company’s Form 8-K filed December 20, 2007).
10.20*	Form of Restricted Stock Award Agreement (2007 Long Term Incentive Plan) (Director Version) (Exhibit 10.62 to the Company’s Form 10-K filed February 29, 2016).
10.21*	Form of Performance Share Award Agreement March 2017 (Director Version) (Exhibit 10.65 to the Company’s Form 10-Q filed May 9, 2017).
10.22*	Rockwell Medical, Inc. Amended and Restated 2018 Long Term Incentive Plan (Exhibit 10.3 to the Company’s Form 10-Q filed on August 14, 2023).
10.23*	Form of Stock Option Agreement (2018 Long Term Incentive Plan) (Exhibit 10.2 to the Company’s Form 10-Q filed on November 14, 2022).
10.24*	Form of Contingent Option Agreement for Directors (2018 Long Term Incentive Plan) (Exhibit 10.76 to the Company’s Form 8-K filed March 21, 2018).
10.25*	Form of Restricted Stock Unit Award Agreement Employee Version (2018 Long Term Incentive Plan).
10.26*	Form of Restricted Stock Unit Award Agreement Director Version (2018 Long Term Incentive Plan).
10.27*	Rockwell Medical, Inc. Short Term Incentive Plan (Exhibit 10.1 to the Company’s Form 10-Q filed on November 14, 2022).
10.28*	Form of Indemnification Agreement (Exhibit 10.1 to the Company’s Form 8-K filed August 30, 2019).
10.29*	Stock Appreciation Right Agreement, dated September 5, 2017, by and between the Company and John G. Cooper (Exhibit 10.71 to the Company’s Form 10-Q filed November 8, 2017).
10.30*	Employment Agreement, dated June 21, 2022, between Rockwell Medical, Inc. and Mark Strobeck (Exhibit 10.7 to the Company’s Form 10-Q filed on August 15, 2022).
10.31*	Employment Agreement dated July 21, 2021 between Rockwell Medical, Inc. and Megan Timmins (Exhibit 10.30 to the Company's Form 10-K filed on March 21, 2024).
10.32*	Employment Agreement, dated as of October 16, 2023, between the Company and Jesse Neri (Exhibit 10.1 to Form 8-K filed on December 12, 2024).
10.33	Rockwell Medical, Inc. Amended and Restated Clawback Policy (Exhibit 10.31 to the Company's Form 10-K filed on March 21, 2024).
10.34	Rockwell Medical, Inc. Statement of Company Policy Prohibiting Insider Trading (Exhibit 10.32 to the Company's Form 10-K filed on March 21, 2024).
21.1	List of Subsidiaries (Company's Form 10-K filed on March 31, 2021).
23.1#	Consent of EisnerAmper LLP.
31.1#	Certification of Chief Executive Officer Pursuant to Rule 13a‑14(a).
31.2#	Certification of Chief Financial Officer Pursuant to Rule 13a‑14(a).
32.1#	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
32.2#	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Database
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (included as Exhibit 101)
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

ROCKWELL MEDICAL, INC. (Registrant)

By:	/s/ Mark Strobeck
Mark Strobeck, Ph.D.
President and Chief Executive Officer

Date:	March 20, 2025
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

SIGNATURE	TITLE	DATE

/s/ Mark Strobeck	President, Chief Executive Officer and Director (Principal Executive Officer)	March 20, 2025
Mark Strobeck, Ph.D.

/s/ Jesse Neri	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	March 20, 2025
Jesse Neri

/s/ Nicholas Fanslau	Controller (Principal Accounting Officer)	March 20, 2025
Nicholas Fanslau

/s/ Robert S. Radie	Director and Chairman of the Board	March 20, 2025
Robert S. Radie

/s/ John G. Cooper	Director	March 20, 2025
John G. Cooper

/s/ Joan Lau	Director	March 20, 2025
Joan Lau, Ph.D.

/s/ Allen R. Nissenson	Director	March 20, 2025
Allen R. Nissenson, M.D.

/s/ Mark H. Ravich	Director	March 20, 2025
Mark H. Ravich
/s/ Andrea Heslin Smiley	Director	March 20, 2025
Andrea Heslin Smiley

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Rockwell Medical, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rockwell Medical, Inc. and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023,and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Evaluation of Liquidity and Going Concern given loss of Major Customer

As disclosed in Notes 2 and 3 to the consolidated financial statements, the Company received notice that its largest customer, DaVita Inc., which accounted for approximately 45% of 2024 net sales, will transition to another supplier by mid-2025. Management has evaluated the impact of this expected loss of net sales on its ability to continue as a going concern. Management’s plan as disclosed in Note 2 includes available cash, cash equivalents and investments available-for-sale of approximately $21.6, as of December 31, 2024, along with increasing prices with some of its customers, acquisition of new customers, projected growth of margins and cost containment activities, to meet its operating requirements for at least the next twelve months from the date of this report all of which are significant assumptions in the Company’s evaluation of going concern.

We identified the evaluation of the Company’s ability to continue as a going concern as a critical audit matter as there is especially challenging auditor judgment with respect to the assessment of available liquidity and ability to continue as a going concern for at least the next twelve months from the date of this report.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included assessing the design of the controls related to the liquidity and going concern assessment with respect to the impact on future available liquidity given the loss of sales to DaVita, Inc. We reviewed the revised 2025 forecast of purchases received from DaVita, Inc. and sensitized managements available liquidity forecast through the first quarter of 2026 assuming no DaVita, Inc. sales in 2025 and no price increases, new customers, growth of margins or cost containment activities from 2024, noting sufficient available liquidity for at least twelve months from the issuance of the date of this report.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2023.

EISNERAMPER LLP
West Palm Beach, Florida
March 20, 2025

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

	December 31,
	2024	2023
ASSETS
Cash and Cash Equivalents	$15,662	$8,983
Investments Available-for-Sale	5,940	1,952
Accounts Receivable, net of a reserve of nil for 2024 and $81 for 2023	8,291	10,901
Inventory, net	5,778	5,871
Prepaid and Other Current Assets	1,359	1,063
Total Current Assets	37,030	28,770
Property and Equipment, net	5,785	6,402
Inventory - Non-Current	178	178
Right of Use Assets - Operating, net	3,215	2,713
Right of Use Assets - Financing, net	1,344	1,903
Intangible Assets, net	10,207	10,759
Goodwill	921	921
Other Non-Current Assets	528	527
Total Assets	$59,208	$52,173
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts Payable	$2,869	$4,516
Accrued Liabilities	6,275	7,149
Deferred Consideration - Current	2,371	2,500
Lease Liabilities - Operating - Current	1,566	1,381
Lease Liabilities - Finance - Current	599	558
Deferred License Revenue - Current	46	46
Insurance Financing Note Payable	268	244
Customer Deposits	97	243
Total Current Liabilities	14,091	16,637

Lease Liabilities - Operating - Long-Term	1,699	1,433
Lease Liabilities - Finance - Long-Term	931	1,530
Term Loan - Long-Term, Net of Issuance Costs	8,472	8,293
Deferred License Revenue - Long-Term	429	475
Deferred Consideration - Long-Term	1,000	2,500
Long Term Liability - Other	—	14
Total Liabilities	26,622	30,882

Commitments and Contingencies (See Note 15)

Stockholders’ Equity:
Preferred Stock, $0.0001 par value, 2,000,000 shares authorized, 15,000 shares issued and outstanding at December 31, 2024 and 2023	—	—
Common Stock, $0.0001 par value, 170,000,000 shares authorized, 34,056,920 and 29,130,607 shares issued and outstanding at December 31, 2024 and 2023, respectively	3	3
Additional Paid-in Capital	430,207	418,487
Accumulated Deficit	(397,678)	(397,198)
Accumulated Other Comprehensive Income (Loss)	54	(1)
Total Stockholders’ Equity	32,586	21,291
Total Liabilities and Stockholders’ Equity	$59,208	$52,173
The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Years Ended December 31,
	2024	2023

Net Sales	$101,489	$83,612
Cost of Sales	84,005	74,908
Gross Profit	17,484	8,704
Research and Product Development	19	1,107
Selling and Marketing	2,749	2,125
General and Administrative	14,108	12,142
Operating Income (Loss)	608	(6,670)

Other Expense:
Realized Gain on Investments	74	321
Interest Expense	(1,254)	(2,301)
Interest Income	92	211
Total Other Expense, net	(1,088)	(1,769)

Net Loss	$(480)	$(8,439)

Net Loss Per Share Attributable to Common Stockholders - Basic and Diluted	$(0.03)	$(0.37)
Weighted Average Number of Shares of Common Stock Outstanding - Basic and Diluted	31,058,539	23,322,915
The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Years Ended December 31,
	2024	2023

Net Loss	$(480)	$(8,439)
Reclassification of Realized Gain on Available-for-Sale Investments Included in Net Loss	(25)	—
Unrealized Gain (Loss) on Available-for-Sale Investments	85	(159)
Foreign Currency Translation Adjustments	(5)	(5)
Comprehensive Loss	$(425)	$(8,603)
The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL STOCKHOLDERS' EQUITY
	SHARES	AMOUNT	SHARES	AMOUNT
Balance as of January 1, 2023	15,000	$—	12,163,673	$1	$402,701	$(388,759)	$163	$14,106
Net Loss	—	—	—	—	—	(8,439)	—	(8,439)
Unrealized Loss on Available-for-Sale Investments	—	—	—	—	—	—	(159)	(159)
Foreign Currency Translation Adjustments	—	—	—	—	—	—	(5)	(5)
Vesting of Restricted Stock Units Issued, net of taxes withheld	—	—	125,000	—	—	—	—	—
Issuance of Common Stock in connection with exercise of Prior Warrant and Pre-Funded Warrants, net of offering costs	—	—	16,200,990	2	13,718	—	—	13,720
Issuance of Common Stock, net of Issuance Costs / At-the-market offerings	—	—	640,944	—	1,136	—	—	1,136
Stock-based Compensation	—	—	—	—	932	—	—	932
Balance as of December 31, 2023	15,000	—	29,130,607	3	418,487	(397,198)	(1)	21,291
Net Loss	—	—	—	—	—	(480)	—	(480)
Reclassification of Realized Gains on Available-for-Sale Debt Instrument Investments Included in Net Income	—	—	—	—	—	—	(25)	(25)
Unrealized Gain on Available-for-Sale Investments	—	—	—	—	—	—	85	85
Foreign Currency Translation Adjustments	—	—	—	—	—	—	(5)	(5)
Fair Value of Warrant Related to Debt Financing	—	—	—	—	247	—	—	247
Issuance of common stock, net of offering costs/At-The-Market	—	—	4,718,923	—	10,172	—	—	10,172
Vesting of Restricted Stock Units Issued, net of taxes withheld	—	—	201,348	—	—	—	—	—
Issuance of common stock upon exercise of options	—	—	6,042	—	9	—	—	9
Stock-based Compensation	—	—	—	—	1,292	—	—	1,292
Balance as of December 31, 2024	15,000	$—	34,056,920	$3	$430,207	$(397,678)	$54	$32,586
The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2024	2023
Cash Flows From Operating Activities:
Net Loss	$(480)	$(8,439)
Adjustments To Reconcile Net Loss To Net Cash Provided By (Used In) Operating Activities:
Depreciation and Amortization	2,180	1,444
Stock-based Compensation	1,292	932
Increase in Inventory Reserves	425	1,098
Non-cash Lease Expense from Right of Use Assets	1,960	2,010
Amortization of Debt Financing Costs and Accretion of Debt Discount and Premium	426	1,107
Loss on Disposal of Assets	—	1
Realized Gain on Sale of Investments	(74)	(321)
Changes in Assets and Liabilities:
Accounts Receivable, net	2,610	(4,642)
Inventory	(332)	1,176
Prepaid and Other Assets	374	1,410
Accounts Payable	(1,647)	463
Lease Liabilities	(1,452)	(1,465)
Accrued and Other Liabilities	(1,034)	(376)
Deferred License Revenue	(46)	(3,810)
Changes in Operating Assets and Liabilities	(1,527)	(7,244)
Cash Provided By (Used In) Operating Activities	4,202	(9,412)
Cash Flows From Investing Activities:
Purchase of Investments Available-for-Sale	(5,858)	(5,701)
Sale of Investments Available-for-Sale	2,003	15,301
Purchase of Equipment	(1,011)	(284)
Cash Paid in Connection with Evoqua Asset Acquisition	—	(12,361)
Cash Used In Investing Activities	(4,866)	(3,045)
Cash Flows From Financing Activities:
Payments on Debt	—	(2,000)
Payments on Insurance Financing Note Payable	(646)	(992)
Payments on Finance Lease Liabilities	(558)	(522)
Proceeds from Issuance of Common Stock	10,181	14,861
Offering Costs from Issuance of Common Stock	—	(5)
Deferred Consideration Paid in Connection with Evoqua Asset Acquisition	(1,629)	—
Cash Provided By Financing Activities	7,348	11,342

Effect of Exchange Rate Changes on Cash and Cash Equivalents	(5)	(4)

Increase (Decrease) In Cash and Cash Equivalents	6,679	(1,119)
Cash and Cash Equivalents At Beginning Of Year	8,983	10,102
Cash and Cash Equivalents At End Of Year	$15,662	$8,983

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$847	$1,209
Supplemental Disclosure of Noncash Investing and Financing Activities:
Issuance of Warrant in connection with the Third Amendment as Debt Issuance Costs	$247	$—
Right of Use Assets - Operating Obtained in Exchange for Lease Liabilities - Operating	$2,012	$—
Change in Unrealized Gain (Loss) on Investments Available-for-Sale	$60	$(159)
Deferred Consideration from Evoqua Asset Acquisition	$—	$5,000
Increase in Prepaid Assets from Insurance Financing Note Payable	$670	$733
The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Description of Business
Rockwell Medical, Inc. (the "Company", "Rockwell", or "Rockwell Medical") is a healthcare company that develops, manufactures, commercializes, and distributes a portfolio of hemodialysis products for dialysis providers worldwide.

Rockwell is a leading supplier of liquid and dry, acid and bicarbonate concentrates for dialysis patients in the United States. Hemodialysis is the most common form of end-stage kidney disease treatment and is usually performed at freestanding outpatient dialysis centers, at hospital-based outpatient centers, at skilled nursing facilities, or in a patient’s home.

Rockwell provides the hemodialysis community with products controlled by a Quality Management System regulated by the U.S. Food and Drug Administration ("FDA"). Rockwell manufactures hemodialysis concentrates at its facilities in Michigan, South Carolina and Texas and manufactures its dry acid concentrate mixers at its facility in Iowa. Rockwell delivers the majority of its hemodialysis concentrates products and mixers to dialysis clinics throughout the United States and internationally utilizing its own delivery trucks and third-party carriers.

On July 10, 2023, the Company executed and consummated the transactions contemplated by an Asset Purchase Agreement (the "Purchase Agreement") with Evoqua Water Technologies LLC ("Evoqua") (the "Evoqua Asset Acquisition"). Subject to the terms and conditions of the Purchase Agreement, at the closing of the transaction (the "Closing"), the Company purchased customer relationships, equipment and inventory from Evoqua, which were related to its manufacturing and selling of hemodialysis concentrates products, all of which are manufactured under a contract manufacturing agreement with a third-party organization. See Note 4 for further detail.

In addition to its primary focus on hemodialysis concentrates, Rockwell also has a proprietary parenteral iron product, Triferic® (ferric pyrophosphate citrate ("FPC")), which is indicated to maintain hemoglobin in adult patients with hemodialysis-dependent chronic kidney disease. While Rockwell has discontinued commercialization of Triferic in the United States, the Company had established international partnerships with companies and sought to develop and commercialize Triferic outside the United States and was working closely with these international partners to develop and commercialize Triferic in their respective regions. During the year ended December 31, 2023, the Triferic development effort was terminated resulting in an acceleration of the corresponding deferred license revenue (see Note 10) and a reserve on the non-current inventory (see Note 7). Additionally, Rockwell continues to evaluate the viability of its FPC platform and FPC's potential to treat iron deficiency, iron deficiency anemia, and acute heart failure.

Rockwell was incorporated in the state of Michigan in 1996 and re-domiciled to the state of Delaware in 2019. Rockwell's headquarters is located at 30142 Wixom Road, Wixom, Michigan 48393.
Note 2. Liquidity and Going Concern Considerations
Since inception, Rockwell has incurred significant net losses and has funded its operations primarily through revenue from commercial products, proceeds from the issuance of debt and equity securities and payments from partnerships. At December 31, 2024, Rockwell had an accumulated deficit of approximately $397.7 million and stockholders' equity of $32.6 million. As of December 31, 2024, Rockwell had approximately $21.6 million of cash, cash equivalents and investments available-for-sale, and working capital of $22.9 million. Net cash provided by operating activities for the year ended December 31, 2024 was $4.2 million.
Management evaluated its going concern by reviewing the Company's operational plans which include executing on the projected financial information including expected purchases by DaVita (see Note 3 and Note 6), price increases, acquisition of new customers, projected growth of margins and cost containment activities. Based on the currently available working capital and expectation of the ability of management to execute on the Company's operational plans noted above, management believes the Company currently has sufficient funds to meet its operating requirements for at least the next twelve months from the date of the filing of this report. Additionally, the Company's plans may include raising capital, if needed, by using the $21.1 million remaining on its ATM facility or other methods or forms of financings, subject to existing limitations. If the Company attempts to obtain additional debt or equity financing, the Company cannot assume such financing will be available on favorable terms, if at all.

The Company is subject to certain covenants and cure provisions under its Loan Agreement (as defined below in Note 17) with Innovatus Life Sciences Lending Fund I, LP ("Innovatus"), which, on January 2, 2024, was amended to include, among other things, an interest only period for 30 months, or up to 36 months if certain conditions are met, and to extend the maturity date to January 1, 2029 (See Note 17 for further detail). The Company satisfied those conditions and will now make interest-only payments for the full 36 months. As of December 31, 2024, the Company is in compliance with all covenants.

Global Economic Conditions - Risks and Uncertainties
The global macroeconomic environment is uncertain, and could be negatively affected by, among other things, changes in U.S. trade policies, including tariffs and other trade restrictions or the threat of such actions, instability in the global capital and credit markets, recent bank failures in the United States, supply chain weaknesses, and instability in the geopolitical environment, including as a result of the Russian invasion of Ukraine, the Middle East conflict and other political tensions, and the occurrence of natural disasters and public health crises. Such challenges have caused, and may continue to cause, recession fears, rising interest rates, foreign exchange volatility and inflationary pressures. At this time, the Company is unable to quantify the potential effects, if any, of this economic and political instability on its future operations.
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
Note 3. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Rockwell Transportation, Inc. and Rockwell Medical India Private Limited. Rockwell Medical India Private Limited was formed in 2020 for the purpose of conducting certain commercial activities in India. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of expenses during the reporting period. Actual results could differ from those estimates. The most significant accounting estimates inherent in the preparation of the financial statements include estimates associated with revenue recognition, impairments of long‑lived assets, and deferred consideration.
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
For the majority of the Company’s international customers, the Company recognizes revenue when the customer takes control at the shipping point, which is generally the Company’s plant or warehouse. For other customers, the Company recognizes revenue based on when the customer takes control of the product upon delivery. The amount of revenue recognized is based on the purchase order less returns and adjusted for any rebates, discounts, chargebacks or other amounts paid to customers estimated at the time of sale. Customers typically pay for the product based on customary business practices with payment terms averaging 30 days, while a small subset of customers have payment terms averaging 60 days.
Deferred License Revenue
The Company received upfront fees under five distribution and license agreements that have been deferred as a contract liability and presented on the accompanying consolidated balance sheets as deferred license revenue. The amounts received from Wanbang Biopharmaceuticals Co., Ltd. (“Wanbang”), Sun Pharmaceutical Industries Ltd. ("Sun Pharma"), Jeil Pharmaceutical Co., Ltd. ("Jeil Pharma") and Drogsan Pharmaceuticals ("Drogsan Pharma") are recognized as revenue over the estimated term of the applicable distribution and license agreement as regulatory approval was not received and the Company did not have sufficient experience in China, India, South Korea and Turkey, respectively, to determine that regulatory approval was probable as of the execution of the agreement. The amounts received from Baxter Healthcare Corporation (“Baxter”) were deferred and recognized as revenue at the point in time the estimated product sales under the agreement occurred. During the year ended December 31, 2023, all remaining deferred revenue relating to the distribution and license agreements with Wanbang and Baxters was recognized as revenue. For additional information related to the Company's deferred license revenue, see Note 10.
Product Purchase Agreement
On September 18, 2023, Rockwell and DaVita entered into the Amended Agreement, which amends and restates the Product Purchase Agreement, dated July 1, 2019, as amended, under which the Company supplies DaVita with certain dialysis concentrates. Under the Amended Agreement, the Company and DaVita agreed to an increase in product pricing, effective September 1, 2023 and a one-time payment of $0.4 million to Rockwell on or after December 1, 2023. The term of the Amended Agreement expired on December 31, 2024. Prior to the expiration, the Company received written notice from DaVita, notifying the Company that DaVita intended to extend the term of the Amended Agreement through December 31, 2025 (the "Extension Term"). Product pricing was increased for the Extension Term. However, DaVita subsequently indicated that it will completely transition to another supplier by mid-2025, subject to further discussions between Rockwell and DaVita, which are ongoing and include a potential contract extension and/or future volume commitments by DaVita to Rockwell. There can be no assurances that these discussions will yield a successful outcome for Rockwell.

Disaggregation of revenue
Revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

In thousands	Year Ended December 31, 2024
Products By Geographic Area	Total	U.S.	Rest of World
Drug Revenues
License Fee – Over time	$46	$—	$46
Total Drug Products	46	—	46
Concentrate Products
Product Sales – Point-in-time	101,443	92,258	9,185
Total Concentrate Products	101,443	92,258	9,185
Net Revenue	$101,489	$92,258	$9,231

In thousands	Year Ended December 31, 2023
Products By Geographic Area	Total	U.S.	Rest of World
Drug Revenues
License Fee – Over time	$2,338	$—	$2,338
Total Drug Products	2,338	—	2,338
Concentrate Products
Product Sales – Point-in-time	79,802	72,871	6,931
License Fee – Over time	1,472	1,472	—
Total Concentrate Products	81,274	74,343	6,931
Net Revenue	$83,612	$74,343	$9,269
Contract balances
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

In thousands	December 31, 2024	December 31, 2023	January 1, 2023
Accounts Receivable, net	$8,291	$10,901	$6,259
Contract Liabilities, which are included in deferred license revenue	$475	$521	$4,331
There were no other material contract assets recorded on the consolidated balance sheets as of December 31, 2024 and 2023.  The Company does not generally accept returns of its concentrate products and no material reserve for returns of concentrates products was established as of December 31, 2024 or 2023.
The contract liabilities primarily relate to upfront fees under distribution and license agreements with Wanbang, Sun Pharma, Jeil Pharma, and Drogsan Pharma.
Transaction price allocated to remaining performance obligations
For each of the years ended December 31, 2024 and 2023, the Company recognized $46,000 and $3.8 million as revenue from amounts classified as contract liabilities (i.e., deferred license revenue) as of December 31, 2023 and 2022, respectively.
Revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, contracts where revenue is recognized as invoiced and contracts with variable consideration related to undelivered performance obligations, totaled $0.0 million and $0.5 million as of December 31, 2024 and 2023, respectively. The amount relates primarily to upfront payments and consideration received from customers that are received in advance of the customer assuming control of the related products. The Company applies the practical expedient in ASC 606, paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.
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
Investments – Available for Sale
The Company determines the appropriate classification of its investments in equity and debt securities at the time of purchase and reevaluates such determination at each balance sheet date. Marketable equity securities that are bought principally for the purpose of selling them in the near term are reported at fair value, with unrealized gains and losses recognized in earnings. Marketable debt securities classified as available for sale securities are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income (loss) and reported in stockholders’ equity.
The Company may be exposed to credit losses through its available-for-sale debt securities. Unrealized losses or impairments resulting from the amortized cost basis of any available-for-sale debt security exceeding its fair value are evaluated for identification of credit and non-credit related factors. Any difference between the fair value of the debt security and the amortized cost basis not attributable to credit related factors are reported in other comprehensive income. A credit-related impairment is recognized as an allowance on the balance sheet with a corresponding adjustment to earnings. When evaluating the investments for impairment at each reporting period, the Company reviews factors such as the extent of the unrealized loss, current and future economic market conditions and the economic and financial condition of the issuer and any changes thereto.
Realized gains or losses resulting from the sale of these securities are determined based on the specific identification of the securities sold.
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
Impairment of Long-lived Assets and Goodwill
Long-lived assets, such as property and equipment and definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. For the years ended December 31, 2024 and 2023, there were no impairments of long-lived assets.
Rockwell reviews goodwill and indefinite-lived intangible assets at least annually for possible impairment. Goodwill and indefinite-lived intangible assets are reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit or the indefinite-lived intangible assets below their carrying values. Rockwell completed its annual impairment tests as of December 31, 2024 and 2023, and determined that no adjustment for impairment of goodwill or intangible assets was required during the years ended December 31, 2024 and 2023.
Goodwill and Intangible Assets
Goodwill is the excess of purchase price over the fair value of identified net assets of businesses acquired. Intangible assets with indefinite useful lives are measured at their respective fair values as of the acquisition date. Goodwill was $0.9 million at both December 31, 2024 and 2023.
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

Research and Product Development
The Company recognizes research and product development expenses as incurred. The Company incurred product development and research costs related to the commercial development, patent approval and regulatory approval of new products aggregating approximately $19,000 and $1.1 million for the years ended December 31, 2024 and 2023, respectively.
Stock-Based Compensation
Service-Based Stock Unit Awards
The Company expenses stock-based compensation to employees and non-employees over the requisite service period based on the grant-date fair value of the awards. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. For the years ended December 31, 2024 and 2023, the Company recorded stock-based compensation expense on its options granted under the Company’s equity compensation plans to its directors and officers, and its employees (See Note 13).
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
Leases
The Company accounts for its leases under ASC 842, Leases. Under this guidance, arrangements meeting the definition of a lease are classified as operating or finance leases and are recorded on the consolidated balance sheets as both a right-of-use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company's incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right-of-use assets are amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right-of-use asset result in straight-line expense over the lease term. Variable lease expenses, if any, are recorded when incurred.
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
Basic income (loss) per share (“EPS”) is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, using the more dilutive of the two-class method and the if-converted method in the period of earnings. The two-class method is an earnings allocation method that determines income (loss) per share (when there are earnings) for common stock and participating securities. The if-converted method assumes all convertible securities are converted into common stock. Diluted EPS excludes all dilutive potential shares of common stock if their effect is anti-dilutive.
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

	As of December 31,
	2024	2023
Warrants to Purchase Common Stock	3,984,484	3,793,388
Options to Purchase Common Stock	1,886,247	1,328,621
Convertible Preferred Stock	1,391,045	1,363,636
Unvested Restricted Stock Units	584,309	258,885
Unvested Restricted Stock Awards	891	891
Total	7,846,976	6,745,421
The following table presents the calculation of basic and diluted EPS:

	Years Ended December 31,
	2024	2023
Numerator:
Net Loss	$(480)	$(8,439)
Accretion of Series X Preferred Stock	(302)	(150)
Net Loss Attributable to Common Stockholders	$(782)	$(8,589)
Denominator
Weighted Average Number of Shares of Common Stock Outstanding - Basic and Diluted	31,058,539	23,322,915
Net Loss Per Share Attributable to Common Stockholders - Basic and Diluted	$(0.03)	$(0.37)
Accumulated Other Comprehensive Income
Accumulated other comprehensive income includes all changes in equity during a period except those that resulted from investments by or distributions to the Company’s stockholders. Accumulated other comprehensive income refers to revenues, expenses, gains and losses that are included in comprehensive income, but excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity. Accumulated other comprehensive income consists of unrealized gains and losses on available‑for‑sale investment in debt securities and foreign currency translation adjustments.
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures, which updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. The Company adopted ASU 2023-07 on January 1, 2024, and the information presented in Note 6 reflects the enhanced disclosures.
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
Pursuant to the Purchase Agreement, total consideration was $17.4 million, comprising a cash payment at Closing of $12.4 million (inclusive of transaction costs) and two $2.5 million deferred payments. On July 12, 2024, the Company and Evoqua executed an amendment to the Purchase Agreement (the "First Amendment"), which stipulated that the first deferred payment would be partially offset by $0.3 million to reimburse the Company for certain expenses incurred following the close of the Evoqua Asset Acquisition and split the first deferred payment into four quarterly installments to be paid through April 2025. The First Amendment also split the second deferred payment into four quarterly installments to be paid from July 2025 through April 2026. During the year ended December 31, 2024, the Company paid the first two installments of the first deferred payment totaling $1.3 million. The remaining installments due within the next twelve months are included as Deferred Consideration - Current on the Company's consolidated balance sheets.
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
During the year ended December 31, 2024, the Company recorded amortization of its customer relationship intangible asset of $0.6 million, resulting in a net intangible asset of $10.2 million as of December 31, 2024. During the year ended December 31, 2023, the Company recorded amortization of its customer relationship intangible asset of $0.3 million.
Estimated future amortization expense on the Company's customer relationships intangible asset as of December 31, 2024 is as follows (table in thousands):

Year ending December 31:
2025	$552
2026	552
2027	552
2028	552
2029	552
Thereafter	7,447
Total	$10,207

Note 5. Investments - Available-for-Sale
Investments available-for-sale consisted of the following as of December 31, 2024 and 2023 (table in thousands):

	December 31, 2024
	Amortized Cost	Unrealized Gain	Unrealized Loss	Accrued Interest	Fair Value
Available-for-Sale Securities
Debt Securities	$5,880	$60	$—	$—	$5,940

	December 31, 2023
	Amortized Cost	Unrealized Gain	Unrealized Loss	Accrued Interest	Fair Value
Available-for-Sale Securities
Debt Securities	$1,948	$4	$—	$—	$1,952

The fair value of investments available-for-sale are determined using quoted market prices from daily exchange-traded markets based on the closing price as of the balance sheet date and are classified as a Level 1 measurement under ASC 820, Fair Value Measurements.
During the year ended December 31, 2024, the Company sold the investments outstanding as of December 31, 2023 for a realized gain of $0.1 million, which is included in realized gain on available-for-sale investments on the consolidated statements of operations.
As of December 31, 2024, the Company's remaining available-for-sale securities are U.S. Department of the Treasury bonds and are all due within one year.
Note 6. Segment Reporting, Significant Market Segments and Customers

Operating segments are defined as components of an entity about which discrete financial information is evaluated regularly by the Company's Chief Operating Decision Maker ("CODM") in deciding how to allocate resources and assess performance. Rockwell operates in one market segment, the hemodialysis market, which involves the manufacture, sale and distribution of hemodialysis products to hemodialysis clinics, including pharmaceutical, dialysis concentrates, dialysis kits and other ancillary products used in the dialysis process. Accordingly, the Company has one reportable segment. The Company has a single management team that reports to the Chief Executive Officer, the Company's CODM, who comprehensively manages the entire Company. The accounting policies of the segment are the same as those described in the summary of significant accounting policies.

The CODM assesses performance for the segment and decides how to allocate resources based on net loss that also is reported on the statements of operations and comprehensive loss as net loss. The CODM uses net loss to monitor budget and forecast versus actual results in assessing segment performance, as well as cash forecast models, in order to evaluate operating results and performance in deciding how to allocate resources. The measure of segment assets is reported on the balance sheets as total assets.

The Company’s significant segment expenses for its one segment for the year ended December 31, 2024, and 2023 consisted of the following (table in thousands):

	Years Ended December 31,
	2024	2023

Net Sales	$101,489	$83,612
Cost of Sales	84,005	74,908
Gross Profit	17,484	8,704
Employee Compensation	9,452	8,067
Administrative Costs	7,424	7,307
Operating Income (Loss)	608	(6,670)

Other Expense:
Realized Gain on Investments	74	321
Interest Expense	(1,254)	(2,301)
Interest Income	92	211
Total Other Expense, net	(1,088)	(1,769)

Net Loss	$(480)	$(8,439)
Significant Market Segments and Customers

Rockwell's customer mix is diverse, with most customer sales concentrations under 10%, however, one customer, DaVita, accounted for approximately 45% of Rockwell's total net product sales in 2024 and 47% of its total net product sales in 2023. Rockwell's accounts receivable from DaVita were approximately 20% and 19% of the total net consolidated accounts receivable balance as of December 31, 2024 and 2023, respectively. For additional information regarding the Company's contracts with DaVita, see Notes 3 and 10.
DaVita is important to Rockwell's business, financial condition and results of operations. The loss of any significant accounts could have a material adverse effect on the Company's business, financial condition and results of operations. No other current customer accounted for more than 10% of sales in any of the last two years.
The majority of Rockwell's international sales in each of the last two years were sales to domestic distributors that were resold to end users outside the United States. Rockwell's sales to foreign customers and distributors accounted for approximately 9% of its total sales in 2024 and 2023.
Note 7. Inventory
Components of inventory, net of reserves as of December 31, 2024 and 2023 were as follows (table in thousands):

	December 31, 2024	December 31, 2023
Inventory - Current Portion
Raw Materials	$3,010	$2,250
Work in Process	367	351
Finished Goods	2,401	3,270
Total Current Inventory	5,778	5,871
Inventory - Long Term(1)	178	178
Total Inventory	$5,956	$6,049
__________
1.Represents inventory related to Triferic raw materials, which is expected to be utilized for the Company's international partnerships, net of a reserve of $1.1 million related to the termination of the development of Triferic in Wanbang in
August 2023 as a result of the failure to demonstrate efficacy when compared with a placebo in its phase III clinical studies.
As of December 31, 2024 and 2023, Rockwell had total current concentrate inventory aggregating $6.2 million and $5.9 million, respectively, against which Rockwell had reserved $0.5 million and an immaterial amount, respectively.
Note 8. Property and Equipment
As of December 31, 2024 and 2023, the Company’s property and equipment consisted of the following (table in thousands):

	December 31, 2024	December 31, 2023
Machinery and Equipment	$11,973	$11,131
Information Technology & Office Equipment	1,845	1,845
Leasehold Improvements	1,562	1,423
Laboratory Equipment	807	807
Total Property and Equipment	16,187	15,206
Accumulated Depreciation and Amortization	(10,402)	(8,804)
Property and Equipment, net	$5,785	$6,402
Depreciation and amortization expense for the years ended December 31, 2024 and 2023 was $1.6 million and $1.2 million, respectively.
Note 9. Accrued Liabilities
Accrued liabilities as of December 31, 2024 and 2023 consisted of the following (table in thousands):

	December 31, 2024	December 31, 2023
Accrued Compensation and Benefits	$2,744	$2,413
Accrued Unvouchered Receipts	1,417	1,663
Accrued Manufacturing Expense	602	1,064
Accrued Workers Compensation	176	254
Other Accrued Liabilities	1,336	1,755
Total Accrued Liabilities	$6,275	$7,149
Note 10. Deferred License Revenue

In October 2014, the Company entered into an exclusive distribution agreement with Baxter, which had a term of 10 years, and received an upfront fee of $20 million. Under the exclusive distribution agreement, Baxter distributed and commercialized Rockwell’s hemodialysis concentrates products and provided customer service and order delivery to nearly all U.S. customers. The upfront fee was recorded as deferred license revenue and was being recognized based on the proportion of product shipments to Baxter in each period, compared with total expected sales volume over the term of the distribution agreement. On November 9, 2022, Rockwell incurred a fee to Baxter, which was reflected as a reduction to revenue on the consolidated statements of operations, and was payable in two equal installments on January 1, 2023 and April 1, 2023, to reacquire its distribution rights to its hemodialysis concentrates products from Baxter and terminated the distribution agreement. Exclusivity and other provisions associated with the distribution agreement terminated November 9, 2022 and the remaining operational elements of the agreement terminated December 31, 2022. To ensure that customer needs continued to be met after January 1, 2023, Rockwell agreed to provide certain services to a group of Baxter's customers until March 31, 2023, and Baxter and Rockwell worked together to transition customers’ purchases of Rockwell’s hemodialysis concentrates through that date. Following the reacquisition of these rights, Rockwell is now unrestricted in its ability to sell its hemodialysis concentrates products to dialysis clinics throughout the United States and around the world. The Company recognized the remaining deferred revenue of $1.5 million during the year ended December 31, 2023.
The remaining agreements with Sun Pharma, Jeil Pharmaceutical, and Drogsan Pharmaceuticals comprise the current and long-term portions of deferred license revenue on the consolidated balance sheets as of December 31, 2024 and 2023.

Note 11. Insurance Financing Note Payable
On June 4, 2024, the Company entered into a short-term note payable with a principal amount of $0.7 million, bearing interest at a rate of 7.89% per annum to finance various insurance policies, which required an upfront payment of $0.2 million. Principal and interest payments related to this note began on July 3, 2024 and will be paid in 10 equal monthly payments of $0.1 million, with the final payment due on April 3, 2025. As of December 31, 2024, the balance of the insurance financing note payable was $0.3 million.
On June 3, 2023, the Company entered into a new short-term note payable for $0.7 million, bearing interest at 9.59% per annum to finance various insurance policies. Principal and interest payments related to this note began on July 3, 2023 and are paid on a straight-line amortization over nine months with the final payment due on March 3, 2024. As of December 31, 2023, the Company's insurance note payable balance was $0.2 million. During the year ended December 31, 2024, the Company's insurance financing note payable balance was paid in full.
Note 12. Stockholders’ Equity
Preferred Stock
On April 6, 2022, the Company and DaVita entered into the Securities Purchase Agreement (the "SPA"), which provided for the issuance by the Company of up to $15 million of preferred stock to DaVita, which was issued to DaVita during 2022 and, by virtue, made DaVita a related party.

The Series X Preferred Stock was issued for a price of $1,000 per share (the "Face Amount"), subject to accretion at a rate of 1% per annum, compounded annually. If the Company’s common stock trades above $22.00 for a period of 30 calendar days, the accretion will thereafter cease. As of December 31, 2024, the Series X Preferred Stock accreted a total of $0.3 million.

The Series X Convertible Preferred Stock is convertible to common stock at a rate equal to the Face Amount, divided by a conversion price of $11.00 per share (subject to adjustment for future stock splits, reverse stock splits and similar recapitalization events). As a result, each share of Series X Preferred Stock will initially convert into approximately 91 shares of common stock. DaVita’s right to convert to common stock is subject to a beneficial ownership limitation, which is initially set at 9.9% of the outstanding common stock, which limitation may be reset (not to exceed 19.9%) at DaVita’s option and upon providing prior written notice to the Company. In addition, any debt financing is limited by the terms of our SPA with DaVita. Specifically, until DaVita holds less than 50% of its original investment in the Company's Series X Convertible Preferred Stock, the Company may only incur additional debt in the form of a purchase money loan, a working capital line of up to $5 million, or refinance existing debt, unless DaVita consents.
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
As of December 31, 2024 and 2023, there were 2,000,000 shares of preferred stock, $0.0001 par value per share, authorized and 15,000 shares of preferred stock issued and outstanding.
Common Stock
As of December 31, 2024 and 2023, there were 170,000,000 shares of common stock, $0.0001 par value per share, authorized and 34,056,920 and 29,130,607 shares issued and outstanding, respectively.

As of December 31, 2024 and 2023, the Company reserved for issuance the following shares of common stock related to the potential exercise of employee stock options, unvested restricted stock, convertible preferred stock, and all other warrants (collectively, "common stock equivalents"):

	As of December 31,
Common Stock and Common Stock Equivalents:	2024	2023
Common Stock	34,056,920	29,130,607
Options to Purchase Common Stock	1,886,247	1,328,621
Unvested Restricted Stock Awards	891	891
Unvested Restricted Stock Units	584,309	258,885
Convertible Preferred Stock	1,391,045	1,363,636
Warrants to Purchase Common Stock	3,984,484	3,793,388
Total	41,903,896	35,876,028
Controlled Equity Offering

On April 8, 2022, the Company entered into the Sales Agreement with Cantor Fitzgerald & Co. as Agent, pursuant to which the Company may offer and sell from time to time up to $12.2 million of shares of Company’s common stock through the Agent. This agreement expired on October 8, 2024 and, upon the effectiveness of the new registration statement on October 21, 2024, was deemed terminated. On November 13, 2024, in connection with the new registration statement, the Company filed a prospectus supplement covering the offer and sale of an aggregate offering price of up to $25.0 million of shares of the Company's common stock through the Agent (as amended, the "ATM facility"). The offering and sale of such shares has been registered under the Securities Act of 1933, as amended.

During the year ended December 31, 2024, 4,718,923 shares were sold pursuant to the Sales Agreement for net proceeds of $10.2 million. Approximately $21.1 million remains available for sale under the ATM facility.
Warrants

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
During the year ended December 31, 2023, 6,300,000 Pre-Funded Warrants to purchase common stock were exercised at an exercise price of $0.0001 per share, which resulted in gross proceeds to the Company of $630. As of December 31, 2023, no Pre-Funded Warrants remained outstanding.

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

Third Amendment

As discussed in Note 17, on January 2, 2024, the Company entered into the Third Amendment of its Loan and Security Agreement with Innovatus. In connection with the execution of the Third Amendment, the Company issued to Innovatus a warrant to purchase 191,096 shares of the Company’s common stock with an exercise price of $1.83 per share. The warrant may be exercised on a cashless basis and is immediately exercisable through January 2, 2029. The number of shares of common stock for which the warrant is exercisable and the exercise price are subject to certain proportional adjustments as set forth in the Third Amendment. The warrant is equity-classified with a fair value of approximately $0.2 million at issuance, which was treated as a debt issuance cost and will be amortized through interest expense over the remaining contractual term of the Term Loan.

The fair value of the warrant at the issuance date was calculated using the Black-Scholes pricing model and include the following assumptions:

Expected Stock Price Volatility	85.00%
Risk-free Interest Rate	3.93%
Term (years)	5.0
Dividend Yield	0%
Note 13. Stock-Based Compensation

The Board of Directors adopted the 2018 Long-Term Incentive Plan (“2018 LTIP”) on January 29, 2018 as a replacement for the Company's prior 2007 Long Term Incentive Plan. As of December 31, 2024, the maximum number of shares of common stock with respect to which awards may be issued under the 2018 LTIP, as amended and restated, was 2,618,182. As of December 31, 2024, the 2018 LTIP had 294,686 shares of common stock available for grant. The Compensation Committee of the Board of Directors (the “Committee”) is responsible for the administration of the 2018 LTIP, including the grant of stock based awards and other financial incentives including performance based incentives to employees, non‑employee directors and consultants.
The Company's stock option agreements under the 2018 LTIP allow for the payment of the exercise price of vested stock options either through cash remittance in exchange for newly issued shares, or through non‑cash exchange of previously issued shares held by the recipient for at least six months in exchange for our newly issued shares. The 2018 LTIP also allows for the retention of shares in payment of the exercise price and income tax withholding. The latter method results in no cash being received by the Company but also results in a lower number of total shares being outstanding subsequently as a direct result of this exchange of shares. Shares returned to the Company in this manner are retired.
The Company recognized total stock-based compensation expense during the years ended December 31, 2024 and 2023 as follows (table in thousands):

	Year Ended December 31,
	2024	2023
Service Based Awards:
Restricted Stock Units	$673	$375
Stock Option Awards	619	557
Total	$1,292	$932
Performance Based Restricted Stock Awards
A summary of the Company’s performance based restricted stock awards during the year ended December 31, 2024 is as follows:

Performance Based Restricted Stock Awards	Number of Shares	Weighted Average Grant-Date Fair Value

Unvested at January 1, 2024	891	$62.70
Unvested at December 31, 2024	891	$62.70

Performance-based restricted stock awards are measured based on their fair value on the date of grant and amortized over the vesting period of 20 months. As of December 31, 2024, there is no unrecognized stock-based compensation expense related to performance-based restricted stock awards.
Service Based Restricted Stock Units
A summary of the Company’s service based restricted stock units during the year ended December 31, 2024 is as follows:

Service Based Restricted Stock Units	Number of Shares	Weighted Average Grant-Date Fair Value

Unvested at January 1, 2024	258,885	$1.83
Granted	541,656	$1.77
Vested	(216,232)	$2.15
Unvested at December 31, 2024	584,309	$1.72
The fair value of service based restricted stock units are measured on the date of grant and amortized over the vesting period. The vesting periods range from 1 to 3 years. As of December 31, 2024, the unrecognized stock-based compensation expense was $0.5 million which is expected to be recognized over the next 1.2 years.
Service Based Stock Option Awards
The fair value of the service based stock option awards granted for the years ended December 31, 2024 and 2023 were based on the following assumptions:

	December 31,
	2024	2023
Exercise Price	$1.39 - $3.49	$1.37 - $2.83
Expected Stock Price Volatility	81.8%	81.6% - 81.8%
Risk-free Interest Rate	4.08% - 4.45%	3.41% - 4.84%
Term (Years)	5.61 - 5.62	4.0 - 6.0
A summary of the Company’s service based stock option activity for the year ended December 31, 2024 is as follows:

Service Based Stock Option Awards	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in $1,000's)
Outstanding at January 1, 2024	1,328,621	$5.22
Granted	584,410	$1.46
Forfeited	(16,052)	$1.84
Exercised	(6,042)	$1.49
Expired	(4,690)	$50.52
Outstanding at December 31, 2024	1,886,247	$3.98	8.0	$960
Exercisable at December 31, 2024	695,749	$7.78	7.2	$286
The aggregate intrinsic value is calculated as the difference between the closing price of the Company's common stock at the date indicated and the exercise price of the stock options that had strike prices below the closing price.
The weighted average grant date fair value for service based stock option awards during the years ended December 31, 2024 and 2023 was $1.03 and $1.09, respectively.
As of December 31, 2024, total stock-based compensation expense related to unvested options not yet recognized totaled approximately $0.6 million which is expected to be recognized over the next 2.8 years.

Note 14. License Agreements
Product License Agreements

The Company is a party to a Licensing Agreement between the Company and Charak, LLC (“Charak”) dated January 7, 2002 (the “2002 Agreement”), that grants the Company exclusive worldwide rights to certain patents and information related to its Triferic product. On October 7, 2018, the Company entered into a Master Services and IP Agreement (the “Charak MSA”) with Charak and Dr. Ajay Gupta, a former Officer of the Company. Pursuant to the MSA, the parties entered into three additional agreements described below related to the license of certain soluble ferric pyrophosphate (“SFP”) intellectual property owned by Charak, as well as an employment agreement. As of December 31, 2023 the Company had accrued $0.1 million relating to certain IP reimbursement expenses and certain sublicense royalty fees, which was included within accrued liabilities on the consolidated balance sheets. During the year ended December 31, 2024, the Company evaluated the accrual and determined that the estimated liability was no longer required and, as a result, the accrual was written off as of December 31, 2024.
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
The potential milestone payments are not yet considered probable, and no milestone payments have been accrued as of December 31, 2024.

Note 15. Commitments and Contingencies
Insurance
The Company evaluates various kinds of risk that it is exposed to in its business. In its evaluation of risk, the Company evaluates options and alternatives to mitigating such risks. For certain insurable risks, Rockwell acquires insurance policies to protect against potential losses or to partially insure against certain risks. For the Company's subsidiary, Rockwell Transportation, Inc., Rockwell previously maintained a partially self-insured workers' compensation policy. Under the policy, its self‑insurance retention was $350,000 per occurrence and $618,000 in aggregate coverage for the policy year ending June 1, 2024. There were no claims paid or accrued as of December 31, 2024 for the policy year ended June 1, 2024. Estimated loss and additional future claims of approximately $176,000 have been reserved and accrued for the year ended December 31, 2024.
As of December 31, 2024, approximately $0.4 million was held in cash collateral and escrow by the insurance carrier for workers’ compensation insurance. At December 31, 2024, amounts held in cash collateral and escrow are included in prepaid expenses and other non-current assets in the consolidated financial statements.
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

Note 16. Leases
Rockwell leases its production facilities and administrative offices as well as certain equipment used in its operations including leases on transportation equipment used in the delivery of its products. The lease terms range from monthly to six years. Rockwell occupies a 51,000 square foot facility and a 17,500 square foot facility in Wixom, Michigan under a lease expiring in August 2027. During March 2024, the lease for the Wixom facilities was extended by three years to August 2027, which was accounted for as a modification. As a result of the modification, the operating lease right of use asset and lease liabilities increased by $1.5 million. Rockwell also occupies two other manufacturing facilities, a 51,000 square foot facility in Grapevine, Texas under a lease expiring in December 2025, and a 57,000 square foot facility in Greer, South Carolina under a lease expiring February 2026. In addition, Rockwell occupied 4,100 square feet of office space in Hackensack, New Jersey. This lease was subleased on December 15, 2021 and expired on October 31, 2024.

The following summarizes quantitative information about the Company’s operating and finance leases (dollars in thousands):

	For the year ended December 31,
	2024	2023
Operating leases
Operating Lease Cost	$1,608	$1,672
Variable Lease Cost	508	497
Operating Lease Expense	2,116	2,169
Finance leases
Amortization of Right-Of-Use Assets	559	565
Interest on Lease Obligations	114	147
Finance Lease Expense	673	712
Short-term Lease Rent Expense	21	17
Total Rent Expense	$2,810	$2,898

Other information
Operating Cash Flows from Operating Leases	$1,753	$1,777
Operating Cash Flows from Finance Leases	$114	$147
Financing Cash Flows from Finance Leases	$558	$522
Weighted-average Remaining Lease Term – Operating Leases	2.4	2.3
Weighted-average Remaining Lease Term – Finance Leases	2.5	3.5
Weighted-average Discount Rate – Operating Leases	6.3%	6.5%
Weighted-average Discount Rate – Finance Leases	6.4%	6.4%
Future minimum rental payments under operating and finance lease agreements are as follows (table in thousands):

	Operating	Finance
Year ending December 31, 2025	$1,716	$676
Year ending December 31, 2026	1,075	666
Year Ended December 31, 2027	655	311
Year Ended December 31, 2028	57	—
Total	3,503	1,653
Less Present Value Discount	(238)	(123)
Operating and Finance Lease Liabilities	$3,265	$1,530
Note 17. Loan and Security Agreement
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

On January 2, 2024, the Company entered into the Third Amendment to and Restatement of the Loan and Security Agreement (the "Third Amendment") with Innovatus, dated January 1, 2024. The Third Amendment provides for the continuation of term loans initially borrowed under the Loan Agreement amounting to $8.0 million as of January 1, 2024. The Company will make interest-only payments on the Term Loans for 36 months as certain conditions in the Third Amendment were met. The Company will make equal monthly payments of principal, together with applicable interest, in arrears, starting on February 1, 2027. The Term Loans will mature on January 1, 2029, unless earlier repaid. Effective on January 1, 2024, the Term Loans bore interest equal to the sum of (i) the greater of (a) Prime Rate (as defined in the Third Amendment) and (b) 7.50% plus (ii) 3.50%. At the Company's option, 2.00% of the interest due on any applicable interest payment date during the interest-only period may be paid in-kind by adding such amount to the then outstanding principal balance of the Term Loans. The Term Loans may be voluntarily prepaid in full (but not partially) at any time, upon at least seven business days’ prior notice. In connection with any voluntary prepayment or satisfaction of the Term Loans prior to the maturity date (including any acceleration), the Company will pay all accrued and unpaid interest and all other amounts due in connection with the Term Loans, together with: (x) a prepayment fee (the “Prepayment Fee”) equal to: (i) 6.0% of the principal amount of the Term Loans prepaid if the payment is made before January 1, 2025, (ii) 2.0% of the principal amount of the Term Loans prepaid if the payment is made after January 1, 2025 but on or before January 1, 2026, (iii) 1.0% of the principal amount of the Term Loans prepaid if the payment is made after January 1, 2026 but on or before January 1, 2027, or (iv) 0% of the principal amount of the Term Loans prepaid if the payment is made after January 1, 2027 through maturity; and (y) the Final Fee. The Term Loans will be mandatorily prepaid upon a change in control of the Company, or upon any early termination/acceleration of the Term Loans. In the event of a mandatory prepayment of the Term Loans, the Company shall be required to pay the Prepayment Fee (if applicable), as well as the Final Fee. The Third Amendment Final Fee shall be due and payable at maturity if it has not previously been paid in full in connection with a prepayment of the Term Loans. The Third Amendment was treated as a modification for accounting purposes.

The Third Amendment contains various financial covenants and customary representations and warranties and affirmative and negative covenants, subject to exceptions as described in the Third Amendment. The Company's ability to comply with the covenants under the Third Amendment may be adversely affected by events beyond its control. If the Company is unable to comply with the covenants under the Third Amendment, it would pursue all available cure options in order to regain compliance. However, the Company may not be able to mutually agree with Innovatus on appropriate remedies to cure a future breach of a covenant, which could give rise to an event of default. As of December 31, 2024, the Company was in compliance with all covenants under the Third Amendment. The Loan Agreement includes a financial covenant that requires actual consolidated revenue from the sale and supply of hemodialysis products for the trailing six-month period (ended on the date when tested), to be not less than 85.0% of the projections for the same period and, beginning with the quarter ending September 30, 2024, actual consolidated revenue from the sale and supply of hemodialysis products for the trailing six-month period (ended on the date when tested), to be not less than 80.0% of the projections for the same period. Because those projections were submitted prior to the loss of a substantial amount of business from DaVita, we may not be able to satisfy this covenant if we are unable to acquire enough new business to increase our revenue. Our inability to satisfy this financial covenant would constitute an event of default.

In connection with the execution of the Third Amendment, on January 2, 2024, the Company issued a warrant to purchase shares of the Company’s common stock. The warrant is equity-classified with a fair value of $0.2 million at issuance, which was treated as a debt issuance cost and will be amortized through interest expense over the remaining contractual term of the Term Loan. For additional information, see Note 12.

The effective interest rate is 11.0% as of December 31, 2024. For the years ended December 31, 2024 and 2023, interest expense amounted to $1.0 million and $1.2 million, respectively. As of December 31, 2024, the outstanding balance of the Term Loan was $8.5 million, net of unamortized issuance costs and discount of $0.5 million and unrecognized premium accretion of $0.2 million, and including $0.1 million related to a fee resulting from the Third Amendment, and paid-in-kind interest of $0.2 million.

The Loan Agreement is secured by all assets of the Company and Rockwell Transportation, Inc. and contains customary representations and warranties and covenants, subject to customary carve outs, and initially included financial covenants related to liquidity and sales of Triferic.

The following table reflects the schedule of principal payments on the Term Loan as of December 31, 2024 (in thousands):

Year	Principal Payments
2025	$—
2026	1,373
2027	$3,295
2028	3,295
2029 (Inclusive of Final Fee)	1,259
Total Debt Maturities	9,222
Unamortized Issuance Costs, Discount and Premium, net	(750)
Term Loan - Long-Term, net of issuance costs	$8,472
Note 18. Income Taxes
The U.S. and foreign components of pretax loss are as follows:

	Year Ended December 31,
	2024	2023
Pretax (Loss) Income
U.S.	$(480)	$(8,444)
Foreign	—	5
Total Pretax Loss	$(480)	$(8,439)
A reconciliation of income tax expense at the statutory rate to income tax expense at our effective tax rate is as follows (dollars in thousands):

	Year Ended December 31,
	2024	2023
Tax Benefit Computed of Pretax Loss	$(101)	$(1,772)
Changes in Tax Laws	—	—
Foreign Income Tax Expense	—	—
Effect of Change in Valuation Allowance	101	1,772
Total Income Tax Expense	$—	$—

The details of the net deferred tax asset are as follows (dollars in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net Operating Loss Carryforward	$71,423	$72,612
Stock Based Compensation	4,584	7,856
General Business Credit	6,872	6,872
Research & Experimental Expenses	338	459
Inventories	474	398
Accrued Expenses	84	144
Deferred License Revenue	106	118
Other Deferred Tax Assets	1,974	1,989
Total Deferred Tax Assets	85,855	90,448
Deferred Tax Liabilities:
Goodwill & Intangible Assets	327	259
Prepaid Expenses	205	181
Book over Tax Depreciation	60	35
Total Deferred Tax Liabilities	592	475
Subtotal	85,263	89,973
Valuation Allowance	(85,263)	(89,973)
Net Deferred Tax Asset	$—	$—

Deferred tax assets result primarily from net operating loss carryforwards. For federal tax purposes, we have net operating loss carryforwards of approximately $320.7 million of which approximately $192.1 million began expiring in 2024 and will continue to expire through 2039.

In assessing the potential for realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company recognized no income tax expense or benefit for the years ended December 31, 2024 and 2023 as a result of a full valuation allowance against the net deferred tax assets as of December 31, 2024 and 2023. The valuation allowance decreased by $4.7 million during the year ended December 31, 2024. Considered together with the Company's limited history of operating income and its net losses in 2024 and 2023, management has placed a full valuation allowance against the net deferred tax assets as of December 31, 2024 and 2023.

The Company accounts for its uncertain tax positions in accordance with ASC 740‑10, Income Taxes and the amount of unrecognized tax benefits related to tax positions is not significant at December 31, 2024 and 2023. The Company has not been under tax examination in any jurisdiction for the years ended December 31, 2024 and 2023. The Company completed an audit by the Internal Revenue Services for the 2021 tax year resulting in no adjustments. Tax examination years of 2022 and 2023 remain open. A recent IRC Section 382 study has not been performed, which could limit the value of the Company's net operating losses.