Form 10-Q
period 2025-03-31
ROCKWELL MEDICAL, INC.
filed 2025-05-12
CIK 1041024

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
The number of shares of common stock outstanding as of May 6, 2025 was 34,174,687.

Rockwell Medical, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

	March 31, 2025	December 31, 2024
ASSETS
Cash and Cash Equivalents	$11,391	$15,662
Investments Available-for-Sale	5,940	5,940
Accounts Receivable, net	9,670	8,291
Inventory, net	5,045	5,778
Prepaid and Other Current Assets	988	1,359
Total Current Assets	33,034	37,030

Property and Equipment, net	5,394	5,785
Inventory, Non-Current	—	178
Right of Use Assets - Operating, net	2,817	3,215
Right of Use Assets - Financing, net	1,205	1,344
Intangible Assets, net	10,069	10,207
Goodwill	921	921
Other Non-Current Assets	521	528
Total Assets	$53,961	$59,208
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts Payable	$1,925	$2,869
Accrued Liabilities	4,578	6,275
Deferred Consideration - Current	2,436	2,371
Lease Liabilities - Operating - Current	1,457	1,566
Lease Liabilities - Financing - Current	610	599
Deferred License Revenue - Current	—	46
Insurance Financing Note Payable	67	268
Customer Deposits	132	97
Total Current Liabilities	11,205	14,091

Lease Liabilities - Operating - Long-Term	1,401	1,699
Lease Liabilities - Financing - Long-Term	774	931
Term Loan - Long-Term, net of issuance costs	8,559	8,472
Deferred License Revenue - Long-Term	—	429
Deferred Consideration - Long-Term	500	1,000
Total Liabilities	22,439	26,622

	March 31, 2025	December 31, 2024
Stockholders' Equity:
Preferred Stock, $0.0001 par value, 2,000,000 shares authorized; 15,000 shares issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Common Stock, $0.0001 par value; 170,000,000 shares authorized; 34,257,903 and 34,056,920 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	3	3
Additional Paid-in Capital	430,652	430,207
Accumulated Deficit	(399,193)	(397,678)
Accumulated Other Comprehensive Income	60	54
Total Stockholders’ Equity	31,522	32,586
Total Liabilities and Stockholders’ Equity	$53,961	$59,208

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Net Sales	$18,914	$22,676
Cost of Sales	15,872	19,612
Gross Profit	3,042	3,064
Research and Product Development	—	18
Selling and Marketing	711	594
General and Administrative	3,691	3,776
Operating Loss	(1,360)	(1,324)

Other Income (Expense):
Realized Gain on Available-for-Sale Investments	56	—
Interest Expense	(277)	(431)
Interest Income	66	24
Total Other Expense, net	(155)	(407)

Net Loss	$(1,515)	$(1,731)

Basic and Diluted Net Loss per Share	$(0.04)	$(0.06)
Basic and Diluted Weighted Average Shares Outstanding	34,107,640	29,327,204

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Three Months Ended March 31,
	2025	2024
Net Loss	$(1,515)	$(1,731)
Reclassification of Realized Gain on Available-for-Sale Investments Included in Net Loss	(56)	—
Unrealized Gain on Available-for-Sale Investments	62	25
Comprehensive Loss	$(1,509)	$(1,706)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS' EQUITY
	SHARES	AMOUNT	SHARES	AMOUNT
Balance as of January 1, 2025	15,000	$—	34,056,920	$3	$430,207	$(397,678)	$54	$32,586
Net Loss	—	—	—	—	—	(1,515)	—	(1,515)
Reclassification of Realized Gains on Available-for-Sale Investments	—	—	—	—	—	—	(56)	(56)
Unrealized Gain on Available-for-Sale Investments	—	—	—	—	—	—	62	62
Vesting of Restricted Stock Units Issued, net of taxes withheld and cancellations	—	—	200,983	—	—	—	—	—
Stock-based Compensation	—	—	—	—	445	—	—	445
Balance as of March 31, 2025	15,000	$—	34,257,903	$3	$430,652	$(399,193)	$60	$31,522

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL STOCKHOLDERS' EQUITY
	SHARES	AMOUNT	SHARES	AMOUNT
Balance as of January 1, 2024	15,000	$—	29,130,607	$3	$418,487	$(397,198)	$(1)	$21,291
Net Loss	—	—	—	—	—	(1,731)	—	(1,731)
Unrealized Gain on Available-for-Sale Investments	—	—	—	—	—	—	25	25
Issuance of common stock, net of offering costs/At-The-Market	—	—	358,210	—	560	—	—	560
Vesting of Restricted Stock Units Issued, net of taxes withheld	—	—	67,657	—	—	—	—	—
Issuance of Warrant in connection with the Third Amendment (Note 11)	—	—	—	—	247	—	—	247
Stock-based Compensation	—	—	—	—	251	—	—	251
Balance as of March 31, 2024	15,000	$—	29,556,474	$3	$419,545	$(398,929)	$24	$20,643

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2025	2024
Cash Flows From Operating Activities:
Net Loss	$(1,515)	$(1,731)
Adjustments To Reconcile Net Loss To Net Cash Used In Operating Activities:
Depreciation and Amortization	539	545
Stock-based Compensation	445	251
Write-off of Inventory	178	—
Non-cash Lease Expense from Right of Use Assets	518	519
Amortization of Debt Financing Costs and Accretion of Debt Discount and Premium	88	219
Loss on Disposal of Assets	54	—
Realized Gain on Sale of Investments	(56)	—
Changes in Operating Assets and Liabilities:
Accounts Receivable	(1,379)	(193)
Inventory	733	(202)
Prepaid and Other Assets	378	153
Accounts Payable	(944)	403
Lease Liabilities	(389)	(395)
Accrued and Other Liabilities	(1,662)	(1,938)
Deferred License Revenue	(475)	(11)
Net Cash Used In Operating Activities	(3,487)	(2,380)
Cash Flows From Investing Activities:
Purchases of Investments Available-for-Sale	(2,938)	—
Sale of Investments Available-for-Sale	3,000	—
Purchase of Equipment	(63)	(139)
Net Cash Used In Investing Activities	(1)	(139)
Cash Flows From Financing Activities:
Payments on Insurance Financing Note Payable	(201)	(244)
Payments on Financing Lease Liabilities	(146)	(138)
Proceeds from Issuance of Common Stock	—	560
Deferred Consideration Paid in Connection with Evoqua Asset Acquisition	(436)	—
Net Cash (Used In) Provided By Financing Activities	(783)	178

Net Decrease in Cash and Cash Equivalents	(4,271)	(2,341)
Cash and Cash Equivalents at Beginning of Period	15,662	8,983
Cash and Cash Equivalents at End of Period	$11,391	$6,642

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$190	$234

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Issuance of Warrant in connection with the Third Amendment as Debt Issuance Costs	$—	$247
Change in Unrealized Gain on Investments Available-for-Sale	$5	$25
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1.  Description of Business
Rockwell Medical, Inc. (the "Company," "Rockwell," or "Rockwell Medical") is a healthcare company that develops, manufactures, commercializes, and distributes a portfolio of hemodialysis products for dialysis providers worldwide.

Rockwell is a leading supplier of liquid and dry, acid and bicarbonate concentrates for dialysis patients in the United States. Hemodialysis is the most common form of end-stage kidney disease treatment and is usually performed in freestanding outpatient dialysis centers, hospital-based outpatient centers, skilled nursing facilities, or a patient’s home.

Rockwell provides the hemodialysis community with products controlled by a Quality Management System regulated by the U.S. Food and Drug Administration (“FDA”). Rockwell manufactures hemodialysis concentrates under current Good Manufacturing Practices ("cGMP") regulations at its three facilities in Michigan, South Carolina, and Texas, and manufactures dry acid concentrate mixers at its facility in Iowa.

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

2.  Liquidity and Capital Resources
As of March 31, 2025, Rockwell had approximately $17.3 million of cash, cash equivalents and investments available-for-sale, and working capital of $21.8 million. Net cash used in operating activities for the three months ended March 31, 2025 was approximately $3.5 million. Based on the currently available working capital along with the expectation of management of its ability to execute on its operational plans as discussed below, management believes the Company currently has sufficient funds to meet its operating requirements for at least the next twelve months from the date of the filing of this report.

The Company continues to review its operational plans and execute on the acquisition of new customers, and has implemented cost containment activities. The Company may require additional capital to sustain its operations and make the investments it needs to execute its strategic plan. In addition, the Company's plans include raising capital, if needed, by using the $21.1 million available under its at-the-market ("ATM") facility or other methods or forms of financings, subject to existing limitations. If the Company attempts to obtain additional debt or equity financing, the Company cannot assume such financing will be available on favorable terms, if at all.

The Company is subject to certain covenants and cure provisions under its Loan Agreement (as defined below in Note 15) with Innovatus Life Sciences Lending Fund I, LP ("Innovatus"), which was amended on January 2, 2024 to include, among other things, an interest-only period for 30 months, or up to 36 months if certain conditions are met, and to extend the maturity date to January 1, 2029 (See Note 15 for further detail). The Company has satisfied those conditions and will now make interest-only payments for the full 36 months. As of March 31, 2025, the Company is in compliance with all covenants.

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

The condensed consolidated balance sheet at March 31, 2025, and the condensed consolidated statements of operations, comprehensive loss, changes in stockholders' equity, and cash flows for the three months ended March 31, 2025 and 2024 are unaudited, but include all adjustments, consisting of normal recurring adjustments the Company considers necessary for a fair presentation of the financial position, operating results, and cash flows for the periods presented. The results for the three months ended March 31, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025 or for any future interim period. The condensed consolidated balance sheet at December 31, 2024 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2024 and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 as filed with the SEC on March 20, 2025. The Company’s consolidated subsidiaries consist of its wholly-owned subsidiaries, Rockwell Transportation, Inc. and Rockwell Medical India Private Limited.

The accompanying condensed consolidated interim financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant accounting estimates inherent in the preparation of the financial statements include estimates associated with revenue recognition, and impairments of long-lived assets.

Loss Per Share
Basic and diluted net loss per share for the three months ended March 31, 2025 and 2024 was calculated as follows:

	Three Months Ended March 31,
(In thousands, except share and per share amounts)	2025	2024
Numerator:
Net Loss	$(1,515)	$(1,731)
Net Loss Attributable to Common Stockholders	$(1,515)	$(1,731)

Denominator:
Weighted Average Number of Shares of Common Stock Outstanding - Basic and Diluted	34,107,640	29,327,204
Net Loss per Share Attributable to Common Stockholders - Basic and Diluted	$(0.04)	$(0.06)
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
The Company’s potentially dilutive securities include stock options, restricted stock awards and units, convertible preferred stock and warrants. The following table includes the potential shares of common stock that were excluded from the computation of diluted EPS attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2025	2024
Warrants to Purchase Common Stock	3,984,484	3,984,484
Options to Purchase Common Stock	1,884,476	1,876,031
Convertible Preferred Stock	1,391,045	1,363,636
Unvested Restricted Stock Units	383,326	441,218
Unvested Restricted Stock Awards	891	891
Total	7,644,222	7,666,260
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
In December 2023, the Financial Accounting Standards Board ("FASB") issued the Accounting Standards Update ("ASU") 2023-09, Improvements to Income Tax Disclosures, which updates income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This ASU also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in this ASU are effective for annual periods beginning after December 15, 2024. The Company is currently assessing the impact this ASU will have on the consolidated financial statements and footnote disclosures.
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
Rockwell's customer mix is diverse, with most customer sales concentrations under 10%. For the three months ended March 31, 2025, revenues from sales to two customers, DaVita, Inc. ("DaVita") and Fresenius Medical Care North America ("Fresenius") were approximately 27% and 10% of total revenues for the period, respectively. For the three months ended March 31, 2024, revenues from DaVita and Fresenius were approximately 44% and 7% of total revenues for the period, respectively. At March 31, 2025, DaVita, Nipro Medical Corporation ("Nipro") and Fresenius represented 17%, 16%, and 10% of the total net consolidated accounts receivable balance, respectively. At December 31, 2024, DaVita represented 20% of the total net consolidated accounts receivable balance. See below for additional information regarding the Company's contract with DaVita.
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
For the majority of the Company's international customers, the Company recognizes revenue when the customer takes control at the shipping point, which is generally the Company's plant or warehouse. For other customers, the Company recognizes revenue based on when the customer takes control of the product upon delivery. The amount of revenue recognized is based on the purchase order less returns and adjusted for any rebates, discounts, chargebacks or other amounts paid to customers estimated at the time of sale. Customers typically pay for the product based on customary business practices with payment terms averaging 30 days, while a small subset of customers have payment terms averaging 60 days.
Deferred License Revenue
The Company received upfront fees under three distribution and license agreements that have been deferred as a contract liability and presented on the accompanying condensed consolidated balance sheets as deferred license revenue.  The amounts received from Sun Pharmaceutical Industries Ltd. ("Sun Pharma"), Jeil Pharmaceutical Co., Ltd. ("Jeil Pharma") and Drogsan Pharmaceuticals ("Drogsan Pharma") are recognized as revenue over the estimated term of the applicable distribution and license agreement as regulatory approval was not received and the Company did not have sufficient experience in China, India, South Korea and Turkey, respectively, to determine that regulatory approval was probable as of the execution of the agreement. During the three months ended March 31, 2025, all remaining deferred revenue relating to Sun Pharma, Jeil Pharma, and Drogsan Pharma was recognized, resulting in $0.3 million of revenue recorded. All license agreements have been terminated.
Product Purchase Agreement
On September 18, 2023, Rockwell and its long-time customer, DaVita, a leading provider of kidney care, entered into an Amended and Restated Products Purchase Agreement (the "Amended Agreement"), which amends and restates the Product Purchase Agreement, dated July 1, 2019, as amended, under which the Company supplies DaVita with certain dialysis concentrates. Under the Amended Agreement, the Company and DaVita agreed to an increase in product pricing, effective September 1, 2023. The term of the Amended Agreement was scheduled to expire on December 31, 2024. Prior to the expiration, the Company received written notice from DaVita, notifying the Company that DaVita intended to extend the term of the Amended Agreement through December 31, 2025 (the "Extension Term"). However, DaVita subsequently indicated that it will completely transition to another supplier by mid-2025, subject to further discussion between Rockwell and DaVita. DaVita has agreed to a one-time, non-refundable payment of $0.9 million to ensure supply continuity for products purchased during the three months ended March 31, 2025. This $0.9 million one-time, non-refundable payment was recorded as revenue during the three months ended March 31, 2025. Discussion between Rockwell and DaVita are ongoing.
Disaggregation of revenue
Revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

In thousands	Three Months Ended March 31, 2025
Products By Geographic Area	Total	U.S.	Rest of World
Drug Revenues
License Fee – Over time	$325	$—	$325
Total Drug Products	325	—	325
Concentrate Products
Product Sales – Point-in-time	18,589	16,436	2,153
Total Concentrate Products	18,589	16,436	2,153
Net Revenue	$18,914	$16,436	$2,478

In thousands	Three Months Ended March 31, 2024
Products By Geographic Area	Total	U.S.	Rest of World
Drug Revenues
License Fee – Over time	$11	$—	$11
Total Drug Products	11	—	11
Concentrate Products
Product Sales – Point-in-time	22,665	20,934	1,731
Total Concentrate Products	22,665	20,934	1,731
Net Revenue	$22,676	$20,934	$1,742
Contract balances
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

In thousands	March 31, 2025	December 31, 2024	January 1, 2024
Accounts Receivable, net	$9,670	$8,291	$10,901
Contract Liabilities, which are included in deferred license revenue	$—	$475	$521
There were no other material contract assets recorded on the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024. The Company does not generally accept returns of its concentrate products and no material reserve for returns of concentrates products was established as of March 31, 2025 or December 31, 2024.
Transaction price allocated to remaining performance obligations
Revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, contracts where revenue is recognized as invoiced and contracts with variable consideration related to undelivered performance obligations, was nil as of March 31, 2025.
The Company applies the practical expedient in ASC 606, paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.
5.  Intangible Assets and Deferred Consideration
Intangible Assets
Our customer relationship intangible asset relates to customer relationships acquired in connection with an acquisition executed on July 10, 2023 with Evoqua Water Technologies LLC ("Evoqua") (the "Evoqua Asset Acquisition").
The details of our intangible assets subject to amortization are set forth below (in thousands):

	March 31, 2025
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer Relationships	20 years	$11,035	$(966)	$10,069

	December 31, 2024
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer Relationships	20 years	$11,035	$(828)	$10,207
During each of the three months ended March 31, 2025 and 2024, the Company recorded amortization of its customer relationship intangible asset of $0.1 million.
Estimated future amortization expense on the Company's customer relationships intangible asset as of March 31, 2025 is as follows (table in thousands):

Year ending December 31:
2025 (remainder of year)	$414
2026	552
2027	552
2028	552
2029	552
Thereafter	7,447
Total	$10,069
Deferred Consideration
A portion of the purchase price of the Evoqua Asset Acquisition was deferred on the acquisition date, with payment terms extending through April 2026. As of March 31, 2025, a deferred consideration liability of $2.9 million, which encompasses both Deferred Consideration - Current and Deferred Consideration - Long-Term, is presented on the accompanying condensed consolidated balance sheet.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
6.  Investments - Available-for-Sale
Investments available-for-sale consisted of the following as of March 31, 2025 and December 31, 2024 (table in thousands):

	March 31, 2025
	Amortized Cost	Unrealized Gain	Fair Value
Available-for-Sale Securities
Debt Securities	$5,875	$65	$5,940

	December 31, 2024
	Amortized Cost	Unrealized Gain	Fair Value
Available-for-Sale Securities
Debt Securities	$5,880	$60	$5,940
The fair value of investments available-for-sale are determined using quoted market prices from daily exchange-traded markets based on the closing price as of the balance sheet date and are classified as a Level 1 measurement under ASC 820, Fair Value Measurements.
During the three months ended March 31, 2025, the Company sold the investments outstanding as of December 31, 2024 for a realized gain of $0.1 million, which is included in realized gain on available-for-sale investments on the condensed consolidated statements of operations.
As of March 31, 2025, the Company's remaining available-for-sale securities are U.S. Department of the Treasury bonds and are all due within one year.
Note 7. Segment Reporting

Operating segments are defined as components of an entity about which discrete financial information is evaluated regularly by the Company's Chief Operating Decision Maker ("CODM") in deciding how to allocate resources and assess performance. Rockwell operates in one market segment, the hemodialysis market, which involves the manufacture, sale and distribution of hemodialysis products to hemodialysis clinics, including pharmaceutical, dialysis concentrates, dialysis kits and other ancillary products used in the dialysis process. Accordingly, the Company has one reportable segment. The Company has a single management team that reports to its Chief Executive Officer, the Company's CODM, who comprehensively manages the entire Company. The accounting policies of the segment are the same as those described in the summary of significant accounting policies.

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

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company’s significant segment expenses for its one segment for the three months ended March 31, 2025 and 2024 consisted of the following (table in thousands):

	Three Months Ended March 31,
	2025	2024

Net Sales	$18,914	$22,676
Cost of Sales	15,872	19,612
Gross Profit	3,042	3,064
Employee Compensation	2,678	2,287
Administrative Costs	1,724	2,101
Operating Loss	(1,360)	(1,324)

Other Expense:
Realized Gain on Investments	56	—
Interest Expense	(277)	(431)
Interest Income	66	24
Total Other Expense, net	(155)	(407)

Net Loss	$(1,515)	$(1,731)
8.  Inventory
Components of inventory, net of reserves, as of March 31, 2025 and December 31, 2024 were as follows (table in thousands):

	March 31, 2025	December 31, 2024
Inventory - Current Portion
Raw Materials	$2,708	$3,010
Work in Process	330	367
Finished Goods	2,007	2,401
Total Current Inventory	5,045	5,778
Inventory - Long Term (1)	—	178
Total Inventory	$5,045	$5,956
__________
1.Represents inventory related to Triferic raw materials, which was expected to be utilized for the Company's international partnerships. (See Note 4, Deferred License Revenue section). During the three months ended March 31, 2025, the Company wrote off this remaining inventory balance, resulting in an expense of $0.2 million recorded within cost of sales in the condensed consolidated statement of operations.
As of March 31, 2025 and December 31, 2024, Rockwell had total current concentrate inventory aggregating $5.5 million and $6.2 million, respectively, against which Rockwell had reserved $0.5 million at both March 31, 2025 and December 31, 2024.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
9.  Property and Equipment
As of March 31, 2025 and December 31, 2024, the Company’s property and equipment consisted of the following (table in thousands):

	March 31, 2025	December 31, 2024
Machinery and Equipment	$11,896	$11,973
Information Technology & Office Equipment	1,845	1,845
Leasehold Improvements	1,564	1,562
Laboratory Equipment	807	807
Total Property and Equipment	16,112	16,187
Accumulated Depreciation and Amortization	(10,718)	(10,402)
Property and Equipment, net	$5,394	$5,785
Depreciation and amortization expense for each of the three months ended March 31, 2025 and 2024 was $0.4 million.
10.  Accrued Liabilities
Accrued liabilities as of March 31, 2025 and December 31, 2024 consisted of the following (table in thousands):

	March 31, 2025	December 31, 2024
Accrued Compensation and Benefits	$1,398	$2,744
Accrued Unvouchered Receipts	1,294	1,417
Accrued Manufacturing Expense	602	602
Accrued Workers Compensation	158	176
Other Accrued Liabilities	1,126	1,336
Total Accrued Liabilities	$4,578	$6,275
11.  Stockholders’ Equity
Preferred Stock
On April 6, 2022, the Company and DaVita entered into the Securities Purchase Agreement (the "SPA"), which provided for the issuance by the Company of up to $15 million of preferred stock to DaVita, which was issued to DaVita during 2022 as Series X Preferred Stock and, by virtue, made DaVita a related party.

The Series X Preferred Stock was issued for a price of $1,000 per share (the "Face Amount"), subject to accretion at a rate of 1% per annum, compounded annually. If the Company’s common stock trades above $22.00 for a period of 30 calendar days, the accretion will thereafter cease. As of March 31, 2025, the Series X Preferred Stock accreted a total of $0.3 million.

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

As of each of March 31, 2025 and December 31, 2024, there were 2,000,000 shares of preferred stock, $0.0001 par value per share, authorized and 15,000 shares of preferred stock issued and outstanding.
Common Stock
As of March 31, 2025 and 2024, the Company reserved for issuance the following shares of common stock related to the potential exercise of employee stock options, unvested restricted stock, convertible preferred stock, and warrants (collectively, "common stock equivalents"):

	As of March 31,
Common Stock and Common Stock Equivalents:	2025	2024
Common Stock	34,257,903	29,556,474
Options to Purchase Common Stock	1,884,476	1,876,031
Unvested Restricted Stock Awards	891	891
Unvested Restricted Stock Units	383,326	441,218
Convertible Preferred Stock	1,391,045	1,363,636
Warrants to Purchase Common Stock	3,984,484	3,984,484
Total	41,902,125	37,222,734
Controlled Equity Offering

On April 8, 2022, the Company entered into a Sales Agreement (the "Sales Agreement") with Cantor Fitzgerald & Co. (the "Agent"), pursuant to which the Company may offer and sell from time to time shares of Company’s common stock through the Agent pursuant to the Company’s shelf registration statement on Form S-3 (No. 333-259923) filed with the SEC on September 30, 2021 (the “Prior Registration Statement”).

This Prior Registration Statement expired on October 8, 2024 and, upon the effectiveness of the new registration statement on October 21, 2024, was deemed terminated. On November 13, 2024, in connection with the new registration statement, the Company filed a prospectus supplement covering the offer and sale of an aggregate offering price of up to $25.0 million of shares of the Company's common stock through the Agent under the Sales Agreement (as amended, the "ATM facility"). The offering and sale of such shares has been registered under the Securities Act of 1933, as amended.

During the three months ended March 31, 2025, no shares were sold pursuant to the Sales Agreement. Approximately $21.1 million remains available for sale under the ATM facility.

Warrant Issuance

In connection with the execution of the Third Amendment, as defined and described in Note 15, on January 2, 2024, the Company issued to Innovatus a warrant to purchase 191,096 shares of the Company’s common stock with an exercise price of $1.83 per share. The warrant may be exercised on a cashless basis, and is immediately exercisable through January 2, 2029. The number of shares of common stock for which the warrant is exercisable and the exercise price are subject to certain proportional adjustments as set forth in the Third Amendment. The warrant is equity-classified with a fair value of approximately $0.2 million at issuance, which was treated as a debt issuance cost and is being amortized through interest expense over the remaining contractual term of the Term Loans, as defined and described in Note 15.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
12.  Stock-Based Compensation
The Company recognized total stock-based compensation expense during the three months ended March 31, 2025 and 2024 as follows (table in thousands):

	Three Months Ended March 31,
	2025	2024
Service Based Awards:
Restricted Stock Units	$294	$118
Stock Option Awards	151	133
Total	$445	$251
Performance Based Restricted Stock Awards
A summary of the Company’s performance based restricted stock awards during the three months ended March 31, 2025 is as follows:

Performance Based Restricted Stock Awards	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2025	891	$62.70
Unvested at March 31, 2025	891	$62.70
Performance-based restricted stock awards are measured based on their fair value on the date of grant and amortized over the vesting period of 20 months. As of March 31, 2025, there is no unrecognized stock-based compensation expense related to performance based restricted stock awards.
Service Based Restricted Stock Units
A summary of the Company’s service-based restricted stock units during the three months ended March 31, 2025 is as follows:

Service Based Restricted Stock Units	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2025	584,309	$1.72
Vested	(200,983)	1.91
Unvested at March 31, 2025	383,326	$1.62
The fair value of service based restricted stock units are measured on the date of grant and amortized over the vesting period. The vesting periods range from one to three years. As of March 31, 2025, the unrecognized stock-based compensation expense was $0.2 million, which is expected to be recognized over the next 1.4 years.
Service Based Stock Option Awards
There were no service-based stock option awards granted during the three months ended March 31, 2025.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
A summary of the Company’s service based stock option activity for the three months ended March 31, 2025 is as follows:

Service Based Stock Option Awards	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in $1,000's)
Outstanding at January 1, 2025	1,886,247	$3.98
Forfeited	(1,500)	2.79
Expired	(271)	2.06
Outstanding at March 31, 2025	1,884,476	$3.98	7.6	$—
Exercisable at March 31, 2025	876,490	$6.47	6.9	$—
The aggregate intrinsic value is calculated as the difference between the closing price of the Company's common stock at the date indicated and the exercise price of the stock options that had strike prices below the closing price.
As of March 31, 2025, total stock-based compensation expense related to unvested options not yet recognized totaled approximately $0.5 million, which is expected to be recognized over the next 2.5 years.
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
The potential milestone payments are not considered probable, and no milestone payments have been accrued as of March 31, 2025 and December 31, 2024.
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
The following summarizes quantitative information about the Company’s operating and finance leases (table in thousands):

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Operating Leases
Operating Lease Cost	$426	$420
Variable Lease Cost	128	122
Operating Lease Expense	554	542
Finance Leases
Amortization of Right-of-use Assets	139	141
Interest on Lease Obligations	23	32
Finance Lease Expense	162	173
Short-term Lease Rent Expense	5	5
Total Lease Expense	$721	$720

Other Information
Operating Cash Flows from Operating Leases	$433	$437
Operating Cash Flows from Finance Leases	$23	$32
Financing Cash Flows from Finance Leases	$146	$138
Weighted-average Remaining Lease Term – Operating Leases	2.2	2.2
Weighted-average Remaining Lease Term – Finance Leases	2.2	3.2
Weighted-average Discount Rate – Operating Leases	6.2%	6.5%
Weighted-average Discount Rate – Finance Leases	6.4%	6.4%
Future minimum rental payments under operating and finance lease agreements are as follows (in thousands):

	Operating	Finance
Year ending December 31, 2025 (remaining)	$1,276	$508
Year ending December 31, 2026	1,065	666
Year ending December 31, 2027	651	311
Year ending December 31, 2028	57	—
Total	3,049	1,485
Less Present Value Discount	(191)	(101)
Operating and Finance Lease Liabilities	$2,858	$1,384
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

In connection with each funding of the Term Loans, the Company was required to issue to Innovatus a warrant (each a “Warrant”, and together the “Warrants”) to purchase a number of shares of the Company’s common stock equal to 3.5% of the principal amount of the relevant Term Loan funded divided by the exercise price. In connection with the first tranche of the Term Loans, the Company issued a Warrant to Innovatus, exercisable for an aggregate of 43,388 shares of the Company’s common stock at an exercise price of $18.15 per share. The Warrant may be exercised on a cashless basis and is immediately exercisable through the seventh anniversary of the applicable funding date. The number of shares of common stock for which the Warrant is exercisable and the associated exercise price are subject to certain proportional adjustments as set forth in such Warrant. The Company evaluated the warrant under ASC 470, Debt, and recognized an additional debt discount of approximately $0.5 million based on the relative fair value of the base instruments and warrants. The Company calculated the fair value of the Warrant using the Black-Scholes model.

The Term Loans were scheduled to mature on March 16, 2025, and bore interest at the greater of (i) Prime Rate (as defined in the Loan Agreement) and (ii) 4.75%, plus 4.00%, with an initial interest rate of 8.75% per annum. The Company had the option, under certain circumstances, to add 1.00% of such interest rate amount to the then outstanding principal balance in lieu of paying such amount in cash.
On January 2, 2024, the Company entered into the Third Amendment to and Restatement of the Loan and Security Agreement (the "Third Amendment") with Innovatus, dated January 1, 2024 (the "Effective Date"). The Third Amendment provides for the continuation of term loans initially borrowed under the Loan Agreement amounting to $8.0 million as of January 1, 2024. The Company will make interest-only payments on the Term Loans for 36 months as certain conditions in the Third Amendment were met. The Company will make equal monthly payments of principal, together with applicable interest, in arrears, starting February 1, 2027. The Term Loans will mature on January 1, 2029. Effective on January 1, 2024, the Term Loans bear interest equal to the sum of (i) the greater of (a) Prime Rate (as defined in the Third Amendment) and (b) 7.50% plus (ii) 3.50%. At the Company's option, 2.00% of the interest due on any applicable interest payment date during the interest-only period may be paid in-kind by adding such amount to the then outstanding principal balance of the Term Loans. The Term Loans may be voluntarily prepaid in full (but not partially) at any time, upon at least seven business days’ prior notice. In connection with any voluntary prepayment or satisfaction of the Term Loans prior to the maturity date (including any acceleration), the Company will pay all accrued and unpaid interest and all other amounts due in connection with the Term Loans, together with (x) a prepayment fee (the “Prepayment Fee”) equal to: (i) 6.0% of the principal amount of the Term Loans prepaid if the payment is made before January 1, 2025; (ii) 2.0% of the principal amount of the Term Loans prepaid if the payment is made after January 1, 2025 but on or before January 1, 2026; (iii) 1.0% of the principal amount of the Term Loans prepaid if the payment is made after January 1, 2026 but on or before January 1, 2027; or (iv) 0% of the principal amount of the Term Loans prepaid if the payment is made after January 1, 2027 through maturity, and (y) the Final Fee. The Term Loans will be mandatorily prepaid upon a change in control of the Company, or upon any early termination/acceleration of the Term Loans. In the event of a mandatory prepayment of the Term Loans, the Company shall be required to pay the Prepayment Fee (if applicable), as well as the Final Fee. The Third Amendment Final Fee shall be due and payable at maturity if it has not previously been paid in full in connection with a prepayment of the Term Loans. The Third Amendment was treated as a modification for accounting purposes.
The Third Amendment contains various financial covenants and customary representations and warranties and affirmative and negative covenants, subject to exceptions as described in the Third Amendment. The Company's ability to comply with the covenants under the Third Amendment may be adversely affected by events beyond its control. If the Company is unable to comply with the covenants under the Third Amendment, it would pursue all available cure options in order to regain compliance. However, the Company may not be able to mutually agree with Innovatus on appropriate remedies to cure a future breach of a covenant, which could give rise to an event of default. As of March 31, 2025, the Company was in compliance with all covenants under the Third Amendment. The Loan Agreement includes a financial covenant that requires actual consolidated revenue from the sale and supply of hemodialysis products for the trailing six-month period (ended on the date when tested), to be not less than 85.0% of the projections for the same period and, beginning with the quarter ending September 30, 2024, actual consolidated revenue from the sale and supply of hemodialysis products for the trailing six-month period (ended on the date when tested), to be not less than 80.0% of the projections for the same period. Because those projections were submitted prior to the loss of a substantial amount of business from DaVita, we may not be able to satisfy this covenant if we are unable to acquire enough new business to increase our revenue. Our inability to satisfy this financial covenant would constitute an event of default.
In connection with the execution of the Third Amendment, on January 2, 2024, the Company issued a warrant to purchase shares of the Company’s common stock. The warrant is equity-classified with a fair value of $0.2 million at issuance, which was treated as a debt issuance cost and is being amortized through interest expense over the remaining contractual term of the Term Loan. For additional information, see Note 11.

The effective interest rate used to amortize the debt issuance cost relating to these warrants is 11.0% as of March 31, 2025. For each of the three months ended March 31, 2025 and 2024, interest expense amounted to $0.2 million. As of March 31, 2025, the outstanding balance of the Term Loans was $8.6 million, net of unamortized issuance costs and discount of $0.6 million, and including $0.8 million of premium accretion, and paid-in-kind interest of $0.2 million.

The Loan Agreement is secured by all assets of the Company and Rockwell Transportation, Inc. and contains customary representations and warranties and covenants, subject to customary carve outs, and initially included financial covenants related to liquidity and sales of Triferic.

The following table reflects the schedule of principal payments on the Term Loans as of March 31, 2025 (in thousands):

March 31, 2025
2025 (remaining)	$—
2026	—
2027	3,795
2028	4,140
2029 (inclusive of Final Fee)	1,329
Total Debt Maturities	9,264
Unamortized Issuance Costs, Discount and Premium, net	(705)
Term Loan - Long-Term, net	$8,559

16. Insurance Financing Note Payable
On June 4, 2024, the Company entered into a short-term note payable with a principal amount of $0.7 million, bearing interest at a rate of 7.89% per annum to finance various insurance policies, which required an upfront payment of $0.2 million. Principal and interest payments related to this note began on July 3, 2024 and are being paid in 10 equal monthly payments of $0.1 million, with the final payment due on April 3, 2025. As of March 31, 2025, the balance of the insurance financing note payable was $0.1 million.

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
Forward-Looking Statements
We make forward-looking statements in this report and may make such statements in future filings with the U.S. Securities and Exchange Commission ("SEC").  We may also make forward-looking statements in our press releases or other public or shareholder communications.  Our forward-looking statements are subject to risks and uncertainties and include information about our current expectations and possible or assumed future results of our operations. When we use words such as “may,” “might,” “will,” “should,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” “could,” “plan,” “potential,” “predict,” “forecast,” “project,” “intend,” “is focused on” or similar expressions, or make statements regarding our intent, belief, or current expectations, we are making forward-looking statements. Our forward looking statements also include, without limitation, statements about our liquidity and capital resources; our ability to continue as a going concern; our ability to successfully negotiate a contract extension and/or future volume commitments by DaVita, our ability to successfully integrate acquisitions; the size of the hemodialysis concentrates market opportunity; our ability to successfully execute on our business strategy; our ability to raise additional capital; our ability to successfully implement certain cost containment and cost-cutting measures; our ability to maintain profitability and statements regarding our anticipated future financial condition, operating results, cash flows and business plans.
While we believe our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which are based on information available to us on the date of this report or, if made elsewhere, as of the date made. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed in this report, “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 and from time to time in our other reports filed with the SEC.
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
Overview
Rockwell is a healthcare company that develops, manufactures, commercializes, and distributes a portfolio of hemodialysis products for dialysis providers worldwide. Rockwell's mission is to provide dialysis clinics and the patients they serve with the highest quality products supported by the best customer service in the industry.
The Company is a leading supplier of liquid bicarbonate concentrates, and the second largest supplier of acid and dry bicarbonate concentrates, for dialysis patients in the United States. Hemodialysis is the most common form of end-stage kidney disease treatment and is usually performed in freestanding outpatient dialysis centers, hospital-based outpatient centers, skilled nursing facilities, or a patient’s home. This represents a large market opportunity for which we believe Rockwell's products are well positioned to meet the needs of patients.
Rockwell's products are vital to vulnerable patients with end-stage kidney disease. We are an established leader in manufacturing and delivering high-quality hemodialysis concentrates and dialysates, along with certain ancillary products, to dialysis providers and distributors in the United States and abroad. Rockwell provides the hemodialysis community with products controlled by a Quality Management System regulated by the U.S. Food and Drug Administration ("FDA"). Rockwell is ISO 13485 Certified and adheres to current Good Manufacturing Practices ("cGMP") and Association for Advancement of Medical Instrumentation ("AAMI") standards. Rockwell manufactures hemodialysis concentrates at its three facilities in Michigan, South Carolina, and Texas, and manufactures its dry acid concentrate mixers at its facility in Iowa.

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
Rockwell's commercial organization supports the Company's vision to focus its efforts on enhancing its revenue-generating business and driving the Company towards sustainable profitability. The Company concentrates its efforts on increasing the Company's market share, broadening its product portfolio, right-sizing the Company's product pricing, improving gross margins, and growing the business through organic and inorganic growth and other business development opportunities.
We currently operate in one market segment, the hemodialysis market, which involves the manufacturing, sale and distribution of hemodialysis products to hemodialysis clinics, including dialysis concentrates, dialysis kits and other ancillary products used in the dialysis process.
On September 18, 2023, Rockwell and DaVita, Inc. ("DaVita") entered into the Amended Agreement, which amended and restated the Product Purchase Agreement, dated July 1, 2019, as amended, under which the Company supplies DaVita with certain dialysis concentrates. Under the Amended Agreement, the Company and DaVita agreed to an increase in product pricing, effective September 1, 2023. The term of the Amended Agreement was scheduled to expire on December 31, 2024. Prior to the expiration, the Company received written notice from DaVita that DaVita intended to extend the term of the Amended Agreement through December 31, 2025 (the "Extension Term"). However, DaVita subsequently indicated that it will completely transition to another supplier by mid-2025, subject to further discussions between Rockwell and DaVita. DaVita has agreed to a one-time, non-refundable payment of $0.9 million to ensure supply continuity for products purchased during the three months ended March 31, 2025. Discussions between Rockwell and DaVita are ongoing and include a potential contract extension and/or future volume commitments by DaVita to Rockwell. There can be no assurance that these discussions will yield a successful outcome for Rockwell.
In the first quarter of 2025, the Company entered into a distribution services agreement with a leading manufacturer of medical equipment including hemodialysis machines, disposable products, and automated fluid balance systems. Leveraging Rockwell's existing distribution network and transportation subsidiary, Rockwell Transportation, the Company is now able to distribute a single-use bicarbonate cartridge in two sizes, 720 grams and 900 grams, to its customers at dialysis centers, hospital-based outpatient centers, and skilled nursing facilities. The bicarbonate cartridges are 510(k) approved by the U.S. Food and Drug Administration and the manufacturing partner is responsible for maintaining all regulatory approvals required to market and sell the bicarbonate cartridges throughout the United States.
Results of Operations for the Three Months Ended March 31, 2025 and 2024
The following table summarizes our operating results for the periods presented below (dollars in thousands):

	Three Months Ended March 31,
	2025	% of Revenue	2024	% of Revenue	% Change

Net Sales	$18,914		$22,676		(17)%
Cost of Sales	15,872	84%	19,612	86%	(19)%
Gross Profit	3,042	16%	3,064	14%

Research and Product Development	—	—%	18	—%	(100)%
Selling and Marketing	711	4%	594	3%	20%
General and Administrative	3,691	20%	3,776	17%	(2)%
Operating Loss	$(1,360)	(8)%	$(1,324)	(6)%

Net Sales
During the three months ended March 31, 2025, our net sales were $18.9 million compared to net sales of $22.7 million during the three months ended March 31, 2024. Product revenue for the three months ended March 31, 2025 was $18.6 million compared to product revenue of $22.7 million for the three months ended March 31, 2024. The decrease of $3.8 million was primarily due to a $5.9 million reduction in DaVita volume as a result of transitioning to a new supplier, partially offset by $0.9 million increase due to a price adjustment for DaVita purchases and $0.9 million in price increases to other existing customers. Net sales of non-product revenue were $0.3 million for the three months ended March 31, 2025 from the recognition of the remaining deferred license revenue associated with Sun Pharmaceutical Industries Ltd. ("Sun Pharma"), Jeil Pharmaceutical Co., Ltd. ("Jeil Pharma") and Drogsan Pharmaceuticals ("Drogsan Pharma"). Non-Product revenue was not material for the period ended March 31, 2024.
Gross Profit
Cost of sales for the three months ended March 31, 2025 was $15.9 million, resulting in gross profit of $3.0 million for the three months ended March 31, 2025, compared to cost of sales of $19.6 million and a gross profit of $3.1 million for the three months ended March 31, 2024. The gross profit decrease of $0.1 million was driven by a decrease of $0.2 million of gross profit on product sales. Gross profit from product sales includes $0.9 million due to a price adjustment for DaVita purchases for the three months ended March 31, 2025. Gross profit from non-product sales consists of $0.1 million associated with recognition of the remaining deferred license revenue associated with Sun Pharma, Jeil Pharma and Drogsan Pharma during the three months ended March 31, 2025.
Research and Product Development Expense
Research and product development expenses were immaterial for the each of three months ended March 31, 2025 and 2024 due to the decision to pause all research and development related to Triferic in 2023.
Selling and Marketing Expense
Selling and marketing expenses were $0.7 million and $0.6 million for the three months ended March 31, 2025 and 2024, respectively. The increase of $0.1 million is primarily due to higher employee compensation expenses.
General and Administrative Expense
General and administrative expenses were $3.7 million for the three months ended March 31, 2025, compared with $3.8 million for the three months ended March 31, 2024. The decrease of $0.1 million was primarily driven by $0.3 million a reduction in professional fees, $0.1 million decrease in administrative costs, partially offset by $0.3 million of increased compensation expense.
Other Expense
Total other expense of $0.2 million and $0.4 million for the three months ended March 31, 2025 and 2024, respectively, was driven primarily by interest expense of $0.3 million and $0.4 million, respectively, related to our debt facility (See Note 15 to the condensed consolidated financial statements included elsewhere in this Form 10-Q).
Liquidity and Capital Resources
As of March 31, 2025, we had approximately $17.3 million of cash, cash equivalents and investments available-for-sale, and working capital of $21.8 million. Based on the currently available working capital along with the expectation of management of its ability to execute on its operational plans as discussed below, management believes the Company currently has sufficient funds to meet its operating requirements for at least the next twelve months from the date of the filing of this report.
Additionally, the Company's operational plans include raising capital, if needed, by using the $21.1 million remaining availability under its at-the-market ("ATM") facility or other methods or forms of financings, subject to existing limitations. Under the ATM, we have the ability to control the timing and price at which capital is raised.
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

The Company is subject to certain covenants and cure provisions under its Loan Agreement with Innovatus Life Sciences Lending Fund I, LP. As of March 31, 2025, the Company is in compliance with all covenants. On January 2, 2024, the Company's Loan Agreement was amended to include, among other things, an interest-only period for 30 months, or up to 36 months if certain conditions are met, and extend the maturity date to January 1, 2029 (See Note 15 to the accompanying condensed consolidated financial statements).

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
Cash Used In Operating Activities
Net cash used in operating activities was $3.5 million for the three months ended March 31, 2025 compared to net cash used in operating activities of $2.4 million for the three months ended March 31, 2024. The increase in cash used in operating activities during the current period as compared to cash used in operating activities in the prior period was primarily due to (i) a decrease in net loss of approximately $0.2 million and (ii) an increase in cash used in changes in current balance sheet accounts in the ordinary course of business of approximately $1.6 million.
Cash Used In Investing Activities
Net cash used in investing activities was immaterial during the three months ended March 31, 2025 compared to net cash used in investing activities of $0.1 million for the three months ended March 31, 2024. Net cash used in investing activities during the three months ended March 31, 2025 was driven primarily by purchases of available-for-sale investments of $2.9 million and $0.1 million of cash paid for the purchase of equipment, offset by cash proceeds from sales of our available-for-sale investments of $3.0 million during the period. Net cash used in investing activities during the three months ended March 31, 2024 was driven entirely by cash paid for the purchase of equipment.
Cash (Used In) Provided By Financing Activities
Net cash used in financing activities was $0.8 million during the three months ended March 31, 2025 compared to net cash provided by financing activities of $0.2 million for the three months ended March 31, 2024. Net cash used in financing activities during the three months ended March 31, 2025 was primarily due to the cash paid in connection with the Evoqua Asset Acquisition deferred consideration obligation of $0.4 million, $0.2 million of payments under the insurance financing note payable and $0.1 million of payments on finance lease liabilities. Net cash provided by financing activities for the three months ended March 31, 2024 was primarily due to the gross proceeds from the issuance of common stock in connection with the ATM facility of $0.6 million, partially offset by $0.2 million of payments under the insurance financing note payable and $0.1 million of payments on finance lease liabilities.
Contractual Obligations and Other Commitments
See Note 13 to the condensed consolidated financial statements included elsewhere in this Form 10-Q for additional disclosures. There have been no other material changes from the contractual obligations and other commitments disclosed in Note 14 and 15 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.
Critical Accounting Policies and Significant Judgments and Estimates

Our critical accounting policies and significant estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure material information required to be disclosed in our reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) as appropriate, to allow timely decisions regarding required financial disclosure. In designing and evaluating the disclosure controls and procedures, we recognized that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Management was necessarily required to apply its judgment in evaluating the cost‑benefit relationship of possible controls and procedures.
Under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.
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
Item 1A. Risk Factors
Our business is subject to various risks, including those described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2024 under "Item 1A - Risk Factors."
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX
Exhibit No.	Description

31.1*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1**	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934

32.2**	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Database

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (included as Exhibit 101)

*	Filed herewith
**	Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKWELL MEDICAL, INC.
(Registrant)

Date: May 12, 2025	/s/ Mark Strobeck
Mark Strobeck, Ph.D. President, Chief Executive Officer and Director (Principal Executive Officer)