Form 10-Q
period 2025-06-30
ROCKWELL MEDICAL, INC.
filed 2025-08-14
CIK 1041024

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
The number of shares of common stock outstanding as of August 6, 2025 was 34,430,352.

Rockwell Medical, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

	June 30, 2025	December 31, 2024
ASSETS
Cash and Cash Equivalents	$12,482	$15,662
Investments Available-for-Sale	5,940	5,940
Accounts Receivable, net	8,084	8,291
Inventory, net	4,160	5,778
Prepaid and Other Current Assets	943	1,359
Total Current Assets	31,609	37,030

Property and Equipment, net	5,129	5,785
Inventory, Non-Current	—	178
Right of Use Assets - Operating, net	3,408	3,215
Right of Use Assets - Financing, net	1,066	1,344
Intangible Assets, net	9,931	10,207
Goodwill	921	921
Other Non-Current Assets	561	528
Total Assets	$52,625	$59,208
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts Payable	$1,502	$2,869
Accrued Liabilities	4,096	6,275
Deferred Consideration - Current	2,500	2,371
Lease Liabilities - Operating - Current	1,455	1,566
Lease Liabilities - Financing - Current	622	599
Deferred License Revenue - Current	—	46
Insurance Financing Note Payable	660	268
Customer Deposits	111	97
Total Current Liabilities	10,946	14,091

Lease Liabilities - Operating - Long-Term	2,008	1,699
Lease Liabilities - Financing - Long-Term	614	931
Term Loan - Long-Term, net of Issuance Costs	8,648	8,472
Deferred License Revenue - Long-Term	—	429
Deferred Consideration - Long-Term	—	1,000
Total Liabilities	22,216	26,622

Commitments and Contingencies (see Note 13)

	June 30, 2025	December 31, 2024
Stockholders' Equity:
Preferred Stock, $0.0001 par value, 2,000,000 shares authorized; 15,000 shares issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Common Stock, $0.0001 par value; 170,000,000 shares authorized; 34,430,352 and 34,056,920 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	3	3
Additional Paid-in Capital	431,034	430,207
Accumulated Deficit	(400,685)	(397,678)
Accumulated Other Comprehensive Income	57	54
Total Stockholders’ Equity	30,409	32,586
Total Liabilities and Stockholders’ Equity	$52,625	$59,208

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net Sales	$16,071	$25,832	$34,985	$48,508
Cost of Sales	13,568	21,282	29,440	40,894
Gross Profit	2,503	4,550	5,545	7,614
Research and Product Development	—	—	—	18
Selling and Marketing	572	586	1,283	1,180
General and Administrative	3,280	3,449	6,971	7,225
Operating (Loss) Income	(1,349)	515	(2,709)	(809)

Other Income (Expense):
Realized Gain on Available-for-Sale Investments	64	51	120	51
Interest Expense	(276)	(232)	(553)	(663)
Interest Income	69	9	135	33
Total Other Expense, net	(143)	(172)	(298)	(579)

Net (Loss) Income	$(1,492)	$343	$(3,007)	$(1,388)

Basic Net (Loss) Income per Share	$(0.05)	$0.01	$(0.09)	$(0.05)
Diluted Net (Loss) Income per Share	$(0.05)	$0.01	$(0.09)	$(0.05)
Basic Weighted Average Shares Outstanding	34,311,306	30,451,622	34,204,487	29,889,413
Diluted Weighted Average Shares Outstanding	34,311,306	32,033,776	34,204,487	29,889,413

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net (Loss) Income	$(1,492)	$343	$(3,007)	$(1,388)
Reclassification of Realized Gain on Available-for-Sale Investments Included in Net (Loss) Income	(64)	(25)	(120)	(25)
Unrealized Gain on Available-for-Sale Investments	61	—	123	25
Foreign Currency Translation Adjustments	—	(4)	—	(4)
Comprehensive (Loss) Income	$(1,495)	$314	$(3,004)	$(1,392)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL STOCKHOLDERS' EQUITY
	SHARES	AMOUNT	SHARES	AMOUNT
Balance as of January 1, 2025	15,000	$—	34,056,920	$3	$430,207	$(397,678)	$54	$32,586
Net Loss	—	—	—	—	—	(1,515)	—	(1,515)
Reclassification of Realized Gain on Available-for-Sale Investments	—	—	—	—	—	—	(56)	(56)
Unrealized Gain on Available-for-Sale Investments	—	—	—	—	—	—	62	62
Vesting of Restricted Stock Units Issued, net of Taxes Withheld and Cancellations	—	—	200,983	—	—	—	—	—
Stock-based Compensation	—	—	—	—	445	—	—	445
Balance as of March 31, 2025	15,000	—	34,257,903	3	430,652	(399,193)	60	31,522
Net Loss	—	—	—	—	—	(1,492)	—	(1,492)
Reclassification of Realized Gain on Available-for-Sale Investments	—	—	—	—	—	—	(64)	(64)
Unrealized Gain on Available-for-Sale Investments	—	—	—	—	—	—	61	61
Vesting of Restricted Stock Units Issued, net of taxes withheld	—	—	172,449	—	—	—	—	—
Stock-based Compensation	—	—	—	—	382	—	—	382
Balance as of June 30, 2025	15,000	$—	34,430,352	$3	$431,034	$(400,685)	$57	$30,409

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

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2025	2024
Cash Flows From Operating Activities:
Net Loss	$(3,007)	$(1,388)
Adjustments To Reconcile Net Loss To Net Cash Used In Operating Activities:
Depreciation and Amortization	1,102	1,094
Stock-based Compensation	827	589
Write-off of Inventory	178	—
Non-cash Lease Expense from Right of Use Assets	1,091	941
Amortization of Debt Financing Costs and Accretion of Debt Discount and Premium	176	249
Loss on Disposal of Assets	57	—
Realized Gain on Sale of Investments	(120)	(51)
Changes in Operating Assets and Liabilities:
Accounts Receivable	207	61
Inventory	1,618	(12)
Prepaid and Other Assets	1,043	545
Accounts Payable	(1,367)	(1,169)
Lease Liabilities	(808)	(676)
Accrued and Other Liabilities	(2,165)	(1,098)
Deferred License Revenue	(475)	(23)
Net Cash Used In Operating Activities	(1,643)	(938)
Cash Flows From Investing Activities:
Purchases of Investments Available-for-Sale	(5,877)	—
Sale of Investments Available-for-Sale	6,000	2,003
Purchase of Equipment	(227)	(425)
Net Cash (Used In) Provided By Investing Activities	(104)	1,578
Cash Flows From Financing Activities:
Payments on Insurance Financing Note Payable	(268)	(244)
Payments on Financing Lease Liabilities	(294)	(276)
Proceeds from Issuance of Common Stock	—	2,763
Deferred Consideration Paid in Connection with Evoqua Asset Acquisition	(871)	—
Net Cash (Used In) Provided By Financing Activities	(1,433)	2,243

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	(3)

Net (Decrease) Increase in Cash and Cash Equivalents	(3,180)	2,880
Cash and Cash Equivalents at Beginning of Period	15,662	8,983
Cash and Cash Equivalents at End of Period	$12,482	$11,863

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$380	$432

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Issuance of Warrant in Connection with the Third Amendment as Debt Issuance Costs	$—	$247
Right of Use Assets - Operating Obtained in Exchange for Lease Liabilities - Operating	$1,006	$1,549
Change in Unrealized Gain on Investments Available-for-Sale	$3	$—
Increase in Prepaid Assets from Insurance Financing Note Payable	$660	$670
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

2.  Liquidity and Capital Resources
As of June 30, 2025, Rockwell had approximately $18.4 million of cash, cash equivalents and investments available-for-sale, and net working capital of $20.7 million. Net cash used in operating activities for the six months ended June 30, 2025 was approximately $1.6 million. Based on the currently available net working capital along with the expectation of management of its ability to execute on its operational plans as discussed below, management believes the Company currently has sufficient funds to meet its operating requirements for at least the next twelve months from the date of the filing of this report.

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

The Company is subject to certain covenants and cure provisions under its Loan Agreement (as defined below in Note 15) with Innovatus Life Sciences Lending Fund I, LP ("Innovatus"), which was amended on January 2, 2024 to include, among other things, an interest-only period for 30 months, or up to 36 months if certain conditions are met, and to extend the maturity date to January 1, 2029 (See Note 15 for further detail). The Company has satisfied those conditions and will now make interest-only payments for the full 36 months. As of June 30, 2025, the Company was in compliance with all covenants, except for the revenue covenant, which was remediated pursuant to the terms of the Loan Agreement by agreeing to an updated financial projection with Innovatus.

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

On July 4, 2025, the U.S. enacted P.L. 119-21, a U.S. federal statute passed by the 119th United States Congress that included tax and spending policies (the “Act”), which contains a broad range of tax reform provisions affecting businesses, including extending or reinstating certain provisions of the 2017 Tax Cuts and Jobs Act, tax relief measures, modifications of certain energy tax credits granted under the Inflation Reduction Act and limits on various tax deductions, among other key provisions. The Company is currently evaluating the full effects of the Act on its condensed consolidated financial statements. As the Act was signed into law after the close of the second quarter, the impacts are not included in the Company’s operating results for the six months ended June 30, 2025.

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

The condensed consolidated balance sheet at June 30, 2025, and the condensed consolidated statements of operations, comprehensive loss, changes in stockholders' equity, and cash flows for the three and six months ended June 30, 2025 and 2024 are unaudited, but include all adjustments, consisting of normal recurring adjustments the Company considers necessary for a fair presentation of the financial position, operating results, and cash flows for the periods presented. The results for the three and six months ended June 30, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025 or for any future interim period. The condensed consolidated balance sheet at December 31, 2024 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2024 and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 as filed with the SEC on March 20, 2025. The Company’s consolidated subsidiaries consist of its wholly-owned subsidiaries, Rockwell Transportation, Inc. and Rockwell Medical India Private Limited.

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

Income (Loss) Per Share
Basic and diluted net income (loss) per share for the three and six months ended June 30, 2025 and 2024 was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share amounts)	2025	2024	2025	2024
Numerator:
Net (Loss) Income	$(1,492)	$343	$(3,007)	$(1,388)
Less: Accretion of Series X Preferred Stock	(153)	—	(153)	—
Less: Undistributed Earnings to Participating Securities	—	(58)	—	—
Net (Loss) Income Attributable to Common Stockholders	$(1,645)	$285	$(3,160)	$(1,388)

Denominator:
Weighted Average Number of Shares of Common Stock Outstanding - Basic and Diluted	34,311,306	30,451,622	34,204,487	29,889,413
Incremental Shares Attributable to the Assumed Exercise of Outstanding Options to Purchase Common Stock	—	35,185	—	—
Incremental Shares Attributable to the Assumed Vesting of Unvested Restricted Stock Units	—	183,333	—	—
Incremental Shares Attributable to the Assumed Conversion of Preferred Stock	—	1,363,636	—	—
Diluted Weighted Average Number of Shares of Common Stock Outstanding	34,311,306	32,033,776	34,204,487	29,889,413
Net (Loss) Income per Share Attributable to Common Stockholders - Basic and Diluted	$(0.05)	$0.01	$(0.09)	$(0.05)
Diluted Net (Loss) Income per Share Attributable to Common Stockholders	$(0.05)	$0.01	$(0.09)	$(0.05)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Warrants to Purchase Common Stock	3,984,484	3,984,484	3,984,484	3,984,484
Options to Purchase Common Stock	3,341,892	342,331	3,341,892	1,895,031
Convertible Preferred Stock	1,405,001	—	1,405,001	1,363,636
Unvested Restricted Stock Units	1,166,660	—	1,166,660	534,309
Unvested Restricted Stock Units - Market Condition	717,000	—	717,000	—
Unvested Restricted Stock Awards	891	891	891	891
Total	10,615,928	4,327,706	10,615,928	7,778,351
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
Rockwell's customer mix is diverse, with most customer sales concentrations under 10%. For the three months ended June 30, 2025, revenues from sales to three customers, DaVita, Inc. ("DaVita"), Fresenius Medical Care North America ("Fresenius") and Nipro Medical Corporation ("Nipro") were approximately 11%, 10% and 11% of total revenues for the period, respectively, and 20%, 10% and 9% of total revenues for the six months ended June 30, 2025, respectively. For the three months ended June 30, 2024, revenues from DaVita, Fresenius and Nipro were approximately 45%, 8% and 7% of total revenues for the period, respectively, and 44%, 7% and 6% of total revenues for the six months ended June 30, 2024, respectively. At June 30, 2025, DaVita, Nipro and Fresenius represented 5%, 15%, and 11% of the total net consolidated accounts receivable balance, respectively. At December 31, 2024, DaVita represented 20% of the total net consolidated accounts receivable balance. See below for additional information regarding the Company's contract with DaVita.
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
Deferred License Revenue
The Company received upfront fees under three distribution and license agreements, which were recognized as revenue over the estimated term of the applicable distribution and license agreement as regulatory approval was not received and the Company did not have sufficient experience in China, India, South Korea and Turkey to determine that regulatory approval was probable as of the execution of the agreement. During the six months ended June 30, 2025, all remaining deferred revenue relating to the distribution and license agreements was recognized, resulting in $0.3 million of revenue recorded. All license agreements have been terminated.
Product Purchase Agreement
On September 18, 2023, Rockwell and its long-time customer, DaVita, a leading provider of kidney care, entered into an Amended and Restated Products Purchase Agreement (the "Amended Agreement"), which amends and restates the Product Purchase Agreement, dated July 1, 2019, as amended, under which the Company supplies DaVita with certain dialysis concentrates. Under the Amended Agreement, the Company and DaVita agreed to an increase in product pricing, effective September 1, 2023. The term of the Amended Agreement was scheduled to expire on December 31, 2024. Prior to the expiration, the Company received written notice from DaVita, notifying the Company that DaVita intended to extend the term of the Amended Agreement through December 31, 2025 (the "Extension Term"). However, DaVita subsequently indicated that it will completely transition to another supplier by mid-2025, subject to further discussion between Rockwell and DaVita. DaVita has agreed to quarterly, non-refundable payments totaling $1.3 million during the six months ended June 30, 2025 to ensure supply continuity during the transition period for products purchased. These quarterly, non-refundable payments of $0.3 million and $1.3 million were recorded as revenue during the three and six months ended June 30, 2025, respectively. Discussions between Rockwell and DaVita are ongoing and the Company continues to supply DaVita as of the filing date of this report.
Disaggregation of revenue
Revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

In thousands	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
Products By Geographic Area	Total	U.S.	Rest of World	Total	U.S.	Rest of World
Drug Revenues
License Fee – Over Time	$—	$—	$—	$325	$—	$325
Total Drug Products	—	—	—	325	—	325
Concentrate Products
Product Sales – Point-in-time	16,071	14,189	1,882	34,660	30,625	4,035
Total Concentrate Products	16,071	14,189	1,882	34,660	30,625	4,035
Net Revenue	$16,071	$14,189	$1,882	$34,985	$30,625	$4,360

In thousands	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
Products By Geographic Area	Total	U.S.	Rest of World	Total	U.S.	Rest of World
Drug Revenues
License Fee – Over Time	$12	$—	$12	$23	$—	$23
Total Drug Products	12	—	12	23	—	23
Concentrate Products
Product Sales – Point-in-time	25,820	23,209	2,611	48,485	44,143	4,342
Total Concentrate Products	25,820	23,209	2,611	48,485	44,143	4,342
Net Revenue	$25,832	$23,209	$2,623	$48,508	$44,143	$4,365
Contract balances
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

In thousands	June 30, 2025	December 31, 2024	January 1, 2024
Accounts Receivable, net	$8,084	$8,291	$10,901
Contract Liabilities, which are included in deferred license revenue	$—	$475	$521
There were no other material contract assets recorded on the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024. The Company does not generally accept returns of its concentrate products and no material reserve for returns of concentrates products was established as of June 30, 2025 or December 31, 2024.
Transaction price allocated to remaining performance obligations
Revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, contracts where revenue is recognized as invoiced and contracts with variable consideration related to undelivered performance obligations, was nil as of June 30, 2025. The Company applies the practical expedient in ASC 606, paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
5.  Intangible Assets and Deferred Consideration
Intangible Assets
Our customer relationship intangible asset relates to customer relationships acquired in connection with an acquisition executed on July 10, 2023 with Evoqua Water Technologies LLC ("Evoqua") (the "Evoqua Asset Acquisition").
The details of our intangible assets subject to amortization are set forth below (in thousands):

	June 30, 2025
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer Relationships	20 years	$11,035	$(1,104)	$9,931

	December 31, 2024
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer Relationships	20 years	$11,035	$(828)	$10,207
During each of the three months ended June 30, 2025 and 2024, the Company recorded amortization of its customer relationship intangible asset of $0.1 million. During each of the six months ended June 30, 2025 and 2024, the Company recorded amortization of its customer relationship intangible asset of $0.3 million.
Estimated future amortization expense on the Company's customer relationships intangible asset as of June 30, 2025 is as follows (table in thousands):

Year ending December 31:
2025 (remainder of year)	$276
2026	552
2027	552
2028	552
2029	552
Thereafter	7,447
Total	$9,931
Deferred Consideration
A portion of the purchase price of the Evoqua Asset Acquisition was deferred on the acquisition date, with payment terms extending through April 2026. During the three and six months ended June 30, 2025, we made payments of $0.4 million and $0.9 million, respectively. As of June 30, 2025, a deferred consideration liability of $2.5 million is presented in Deferred Consideration - Current on the accompanying condensed consolidated balance sheet.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
6.  Investments - Available-for-Sale
Investments available-for-sale consisted of the following as of June 30, 2025 and December 31, 2024 (table in thousands):

	June 30, 2025
	Amortized Cost	Unrealized Gain	Fair Value
Available-for-Sale Securities
Debt Securities	$5,877	$63	$5,940

	December 31, 2024
	Amortized Cost	Unrealized Gain	Fair Value
Available-for-Sale Securities
Debt Securities	$5,880	$60	$5,940
The fair value of investments available-for-sale are determined using quoted market prices from daily exchange-traded markets based on the closing price as of the balance sheet date and are classified as a Level 1 measurement under ASC 820, Fair Value Measurements.
During the three and six months ended June 30, 2025, the Company sold the investments outstanding as of March 31, 2025 and December 31, 2024 for $0.1 million and $0.1 million, respectively, which is included in realized gain on available-for-sale investments on the condensed consolidated statements of operations.
As of June 30, 2025, the Company's remaining available-for-sale securities are U.S. Department of the Treasury bonds and are all due within one year.
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

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company’s significant segment expenses for its one segment for the three and six months ended June 30, 2025 and 2024 consisted of the following (table in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net Sales	$16,071	$25,832	$34,985	$48,508
Cost of Sales	13,568	21,282	29,440	40,894
Gross Profit	2,503	4,550	5,545	7,614
Employee Compensation	2,382	2,293	5,060	4,580
Administrative Costs	1,470	1,742	3,194	3,843
Operating (Loss) Income	(1,349)	515	(2,709)	(809)

Other Income (Expense):
Realized Gain on Investments	64	51	120	51
Interest Expense	(276)	(232)	(553)	(663)
Interest Income	69	9	135	33
Total Other Expense, net	(143)	(172)	(298)	(579)

Net (Loss) Income	$(1,492)	$343	$(3,007)	$(1,388)
8.  Inventory
Components of inventory, net of reserves, as of June 30, 2025 and December 31, 2024 were as follows (table in thousands):

	June 30, 2025	December 31, 2024
Inventory - Current Portion
Raw Materials	$2,164	$3,010
Work in Process	242	367
Finished Goods	1,754	2,401
Total Current Inventory	4,160	5,778
Inventory - Long Term (1)	—	178
Total Inventory	$4,160	$5,956
__________
(1)Represents inventory related to Triferic raw materials, which was expected to be utilized for the Company's international partnerships. (See Note 4, Deferred License Revenue section). During the six months ended June 30, 2025, the Company wrote off this remaining inventory balance, resulting in an expense of $0.2 million recorded within cost of sales in the condensed consolidated statement of operations.
As of June 30, 2025 and December 31, 2024, Rockwell had total current concentrate inventory aggregating $4.7 million and $6.2 million, respectively, against which Rockwell had reserved $0.5 million at both June 30, 2025 and December 31, 2024.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
9.  Property and Equipment
As of June 30, 2025 and December 31, 2024, the Company’s property and equipment consisted of the following (table in thousands):

	June 30, 2025	December 31, 2024
Machinery and Equipment	$12,035	$11,973
Information Technology & Office Equipment	1,845	1,845
Leasehold Improvements	1,577	1,562
Laboratory Equipment	807	807
Total Property and Equipment	16,264	16,187
Accumulated Depreciation and Amortization	(11,135)	(10,402)
Property and Equipment, net	$5,129	$5,785
Depreciation and amortization expense for each of the three months ended June 30, 2025 and 2024 was $0.4 million. Depreciation and amortization expense for each of the six months ended June 30, 2025 and 2024 was $0.8 million.
10.  Accrued Liabilities
Accrued liabilities as of June 30, 2025 and December 31, 2024 consisted of the following (table in thousands):

	June 30, 2025	December 31, 2024
Accrued Compensation and Benefits	$1,610	$2,744
Accrued Unvouchered Receipts	1,102	1,417
Accrued Manufacturing Expense	602	602
Accrued Workers Compensation	123	176
Other Accrued Liabilities	659	1,336
Total Accrued Liabilities	$4,096	$6,275
11.  Stockholders’ Equity
Preferred Stock
On April 6, 2022, the Company and DaVita entered into the Securities Purchase Agreement (the "SPA"), which provided for the issuance by the Company of up to $15 million of preferred stock to DaVita, which was issued to DaVita during 2022 as Series X Preferred Stock and, by virtue, made DaVita a related party.

The Series X Preferred Stock was issued for a price of $1,000 per share (the "Face Amount"), subject to accretion at a rate of 1% per annum, compounded annually. If the Company’s common stock trades above $22.00 for a period of 30 calendar days, the accretion will thereafter cease. As of June 30, 2025, the Series X Preferred Stock accreted a total of $0.5 million.

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

Additionally, the Series X Preferred Stock has a deemed liquidation event and redemption clause which could be triggered if the sale of all or substantially all of the Company's assets relating to the Company's dialysis concentrates business line. Since the Series X Preferred Stock may be redeemed if certain assets are sold at the option of the holder, but is not mandatorily redeemable as the sale of the assets that would allow for redemption is within the control of the Company, the preferred stock has been classified as permanent equity and initially recognized at fair value of $15 million (the proceeds on the date of issuance) less issuance costs of $0.1 million, resulting in an initial value of $14.9 million. The Company will assess at each reporting period whether conditions have changed to now meet the mandatory redemption definition which could trigger liability classification.

As of each of June 30, 2025 and December 31, 2024, there were 2,000,000 shares of preferred stock, $0.0001 par value per share, authorized and 15,000 shares of preferred stock issued and outstanding.
Common Stock
As of June 30, 2025 and 2024, the Company reserved for issuance the following shares of common stock related to the potential exercise of employee stock options, unvested restricted stock and awards, convertible preferred stock, and warrants (collectively, "common stock equivalents"):

	As of June 30,
Common Stock and Common Stock Equivalents:	2025	2024
Common Stock	34,430,352	31,030,218
Options to Purchase Common Stock	3,341,892	1,895,031
Unvested Restricted Stock Awards	891	891
Unvested Restricted Stock Units	1,166,660	534,309
Convertible Preferred Stock	1,405,001	1,363,636
Unvested Restricted Stock Units - Market Condition	717,000	—
Warrants to Purchase Common Stock	3,984,484	3,984,484
Total	45,046,280	38,808,569
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

During the three and six months ended June 30, 2025, no shares were sold pursuant to the Sales Agreement. Approximately $21.1 million remains available for sale under the ATM facility.

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

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
12.  Stock-based Compensation
The Company recognized total stock-based compensation expense during the three and six months ended June 30, 2025 and 2024 as follows (table in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Service-based Awards:
Restricted Stock Units	$187	$159	$481	$277
Stock Option Awards	195	179	346	312
Total	$382	$338	$827	$589
Performance-based Restricted Stock Awards
A summary of the Company’s performance-based restricted stock awards during the six months ended June 30, 2025 is as follows:

Performance-based Restricted Stock Awards	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2025	891	$62.70
Unvested at June 30, 2025	891	$62.70
Performance-based restricted stock awards are measured based on their fair value on the date of grant and amortized over the vesting period of 20 months. As of June 30, 2025, there is no unrecognized stock-based compensation expense related to performance-based restricted stock awards.
Restricted Stock Units - Market Condition
During the three months ended June 30, 2025, the Company granted 717,000 restricted stock units with a market condition ("RSU-MC") under its Amended and Restated 2018 Long Term Incentive Plan. The RSU-MCs are subject to both service and market based vesting conditions.
The RSU-MCs will vest, subject to the recipient's continued employment through the vesting date, if the average closing price of the Company's common stock equals or exceeds $2.14 per share for any consecutive 60-day trading period occurring prior to the third anniversary of the grant date. Except in the event of a change in control or termination due to death or disability, no portion of the award will vest before the first anniversary of the grant date. The RSU-MCs qualify as equity instruments and are accounted for under ASC 718, Compensation, Stock Compensation ("ASU 718").
The fair value of RSU-MCs was measured on the date of grant using the Monte Carlo Simulation valuation model. The stock-based compensation expense recorded in connection with these restricted stock units during the six months ended June 30, 2025 was insignificant. The vesting periods range from one to three years.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Service-based Restricted Stock Units
A summary of the Company’s service-based restricted stock units during the six months ended June 30, 2025 is as follows:

Service-based Restricted Stock Units	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2025	584,309	$1.72
Granted	1,000,000	1.07
Vested	(417,649)	1.85
Unvested at June 30, 2025	1,166,660	$1.12
The fair value of service-based restricted stock units is measured on the date of grant and amortized over the vesting period. The vesting periods range from one to three years. As of June 30, 2025, the unrecognized stock-based compensation expense was $1.1 million, which is expected to be recognized over the next 1.6 years.
Service-based Stock Option Awards
The fair value of the service-based stock option awards granted during the six months ended June 30, 2025 were based on the following assumptions:

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Exercise price	$1.07	$1.39 - $1.80
Expected stock price volatility	90.4%	81.8%
Risk-free interest rate	4.1%	4.31% - 4.45%
Term (years)	5.86	5.61 - 5.62
A summary of the Company’s service-based stock option activity for the six months ended June 30, 2025 is as follows:

Service-based Stock Option Awards	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2025	1,886,247	$3.98
Granted	1,501,500	1.07
Forfeited	(9,354)	1.59
Expired	(36,501)	1.73
Outstanding at June 30, 2025	3,341,892	$2.71	8.6	$—
Exercisable at June 30, 2025	913,461	$6.41	7.0	$—
The aggregate intrinsic value is calculated as the difference between the closing price of the Company's common stock at the date indicated and the exercise price of the stock options that had strike prices below the closing price.
As of June 30, 2025, total stock-based compensation expense related to unvested options not yet recognized totaled approximately $1.5 million, which is expected to be recognized over the next 2.8 years.
13.  Commitments and Contingencies
From time to time, the Company has been or may become a party to various disputes, legal actions, proceedings and investigations involving claims incidental to the conduct of its business, including actions by customers, employees, government entities and third parties. Due to the contract-intensive nature of the Company's business, the Company has been or may in the

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
future become involved in disputes or legal actions with its contract counterparties, which could have a negative impact on the Company's business, results of operations or financial condition.
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
The potential milestone payments are not considered probable, and no milestone payments have been accrued as of June 30, 2025 and December 31, 2024.
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
During the three months ended June 30, 2025, Rockwell entered into a lease for a 16,800-square foot storage facility in Allentown, Pennsylvania, that expires in April 2030, resulting in the recognition of a right-of-use asset and corresponding liability of approximately $1.0 million on the condensed consolidated balance sheets.
The following summarizes quantitative information about the Company’s operating and finance leases (table in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating Leases
Operating Lease Cost	$488	$341	$914	$761
Variable Lease Cost	137	128	265	250
Operating Lease Expense	625	469	1,179	1,011
Finance Leases
Amortization of Right-of-use Assets	139	141	278	282
Interest on Lease Obligations	20	29	43	61
Finance Lease Expense	159	170	321	343
Short-term Lease Rent Expense	6	6	11	11
Total Lease Expense	$790	$645	$1,511	$1,365

Other Information
Operating Cash Flows from Operating Leases	$469	$426	$902	$863
Operating Cash Flows from Finance Leases	$20	$29	$43	$61
Financing Cash Flows from Finance Leases	$148	$138	$294	$276

	June 30, 2025	June 30, 2024
Weighted-average Remaining Lease Term – Operating Leases	2.8	2.6
Weighted-average Remaining Lease Term – Finance Leases	2.0	3.0
Weighted-average Discount Rate – Operating Leases	7.8%	6.3%
Weighted-average Discount Rate – Finance Leases	6.5%	6.4%
Future minimum rental payments under operating and finance lease agreements are as follows (table in thousands):

	Operating	Finance
Year ending December 31, 2025 (remaining)	$970	$339
Year ending December 31, 2026	1,316	666
Year ending December 31, 2027	912	311
Year ending December 31, 2028	328	—
Year ending December 31, 2029	282	—
Total	3,808	1,316
Less Present Value Discount	(345)	(80)
Operating and Finance Lease Liabilities	$3,463	$1,236
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
The Third Amendment contains various financial covenants and customary representations and warranties and affirmative and negative covenants, subject to exceptions as described in the Third Amendment. The Company's ability to comply with the covenants under the Third Amendment may be adversely affected by events beyond its control. If the Company is unable to comply with the covenants under the Third Amendment, it would pursue all available cure options in order to regain compliance. However, the Company may not be able to mutually agree with Innovatus on appropriate remedies to cure a future breach of a covenant, which could give rise to an event of default. The Loan Agreement includes a financial covenant that requires actual consolidated revenue from the sale and supply of hemodialysis products for the trailing six-month period (ended on the date when tested), to be not less than 80.0% of the projections for the same period beginning with the quarter ending September 30, 2024. Because those projections were submitted prior to the loss of a substantial amount of business from DaVita, we did not satisfy this covenant in the second quarter of 2025. We subsequently resolved the noncompliance by submitting an updated financial projection to Innovatus, which Innovatus accepted. As of June 30, 2025, the Company was in compliance with all covenants under the Third Amendment, other than as described above.
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

The effective interest rate used to amortize the debt issuance cost relating to these warrants is 11.0% as of June 30, 2025. For each of the three months ended June 30, 2025 and 2024, interest expense amounted to $0.2 million. For each of the six months ended June 30, 2025 and 2024, interest expense amounted to $0.5 million. As of June 30, 2025, the outstanding balance of the Term Loans was $8.6 million, net of unamortized issuance costs and discount of $0.6 million, and including $0.8 million of premium accretion, and paid-in-kind interest of $0.2 million.

The Loan Agreement is secured by all assets of the Company and Rockwell Transportation, Inc. and contains customary representations and warranties and covenants, subject to customary carve outs, and initially included financial covenants related to liquidity and sales of Triferic.

The following table reflects the schedule of principal payments on the Term Loans as of June 30, 2025 (table in thousands):

June 30, 2025
2025 (remaining)	$—
2026	—
2027	3,814
2028	4,160
2029 (inclusive of Final Fee)	1,331
Total Debt Maturities	9,305
Unamortized Issuance Costs and Discount, net	(657)
Term Loan - Long-Term, net	$8,648
16. Insurance Financing Note Payable
On June 3, 2025, the Company entered into a short-term note payable with a principal amount of $0.7 million, bearing interest at a rate of 7.14% per annum to finance various insurance policies, which required an upfront payment of $0.2 million. Principal and interest payments related to this note began on July 3, 2025 and are being paid in 10 equal monthly payments of $0.1 million, with the final payment due on April 3, 2026. As of June 30, 2025, the Company's insurance financing note payable balance was $0.7 million.
On June 4, 2024, the Company entered into a short-term note payable with a principal amount of $0.7 million, bearing interest at a rate of 7.89% per annum to finance various insurance policies, which required an upfront payment of $0.2 million. Principal and interest payments related to this note began on July 3, 2024 and were paid in 10 equal monthly payments of $0.1 million, with the final payment due on April 3, 2025. During the six months ended June 30, 2025, the Company's insurance financing note payable balance was paid in full.

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
Forward-Looking Statements
We make forward-looking statements in this report and may make such statements in future filings with the U.S. Securities and Exchange Commission ("SEC").  We may also make forward-looking statements in our press releases or other public or shareholder communications.  Our forward-looking statements are subject to risks and uncertainties and include information about our current expectations and possible or assumed future results of our operations. When we use words such as “may,” “might,” “will,” “should,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” “could,” “plan,” “potential,” “predict,” “forecast,” “project,” “intend,” “is focused on” or similar expressions, or make statements regarding our intent, belief, or current expectations, we are making forward-looking statements. Our forward looking statements also include, without limitation, statements about our liquidity and capital resources; our ability to continue as a going concern; our ability to successfully negotiate a contract extension with and/or future volume commitments by DaVita; our ability to successfully integrate acquisitions; the size of the hemodialysis concentrates market opportunity; our ability to successfully execute on our business strategy; our ability to raise additional capital; our ability to successfully implement certain cost containment and cost-cutting measures; our ability to achieve profitability and statements regarding our anticipated future financial condition, operating results, cash flows and business plans.
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
Rockwell's commercial organization supports the Company's vision to focus its efforts on enhancing its revenue-generating business and driving the Company towards sustainable profitability. The Company concentrates its efforts on increasing its market share, broadening its product portfolio, right-sizing its product pricing, improving gross margins, and growing the Company's business through organic and inorganic growth and other business development opportunities.
We currently operate in one market segment, the hemodialysis market, which involves the manufacturing, sale and distribution of hemodialysis products to hemodialysis clinics, including dialysis concentrates, dialysis kits and other ancillary products used in the dialysis process.
On September 18, 2023, Rockwell and DaVita, Inc. ("DaVita") entered into the Amended Agreement, which amended and restated the Product Purchase Agreement, dated July 1, 2019, as amended, under which the Company supplies DaVita with certain dialysis concentrates. Under the Amended Agreement, the Company and DaVita agreed to an increase in product pricing, effective September 1, 2023. The term of the Amended Agreement was scheduled to expire on December 31, 2024. Prior to the expiration, the Company received written notice from DaVita that DaVita intended to extend the term of the Amended Agreement through December 31, 2025 (the "Extension Term"). However, DaVita subsequently indicated that it will completely transition to another supplier by mid-2025, subject to further discussions between Rockwell and DaVita. DaVita has agreed to quarterly, non-refundable payments totaling $1.3 million to ensure supply continuity for products purchased during the six months ended June 30, 2025. These quarterly, non-refundable payments of $1.3 million were recorded as revenue during the six months ended June 30, 2025. Discussions between Rockwell and DaVita are ongoing and include a potential contract extension and/or future volume commitments by DaVita to Rockwell. There can be no assurance that these discussions will yield a successful outcome for Rockwell. We continue to supply DaVita as of the filing date of this report.
In the second quarter of 2025, Rockwell entered into a product purchase agreement with Innovative Renal Care (IRC), one of the largest dialysis service providers in the United States. Under the terms of the agreement, Rockwell will supply IRC with liquid and dry, acid and bicarbonate hemodialysis concentrates, as well as the Company's DAMX45 dry acid concentrate mix system, which is 510(k) approved to be used exclusively with Rockwell's CitraPure and Dri-Sate dry acid concentrate powders. This multimillion-dollar agreement contains utilization commitments will remain in effect for three years, with the option to extend for an additional one-year period.

Results of Operations for the Three Months Ended June 30, 2025 and 2024
The following table summarizes our operating results for the periods presented below (dollars in thousands):

	Three Months Ended June 30,
	2025	% of Revenue	2024	% of Revenue	% Change

Net Sales	$16,071		$25,832		(38)%
Cost of Sales	13,568	84%	21,282	82%	(36)%
Gross Profit	2,503	16%	4,550	18%	(45)%

Selling and Marketing	572	4%	586	2%	(2)%
General and Administrative	3,280	20%	3,449	13%	(5)%
Operating (Loss) Income	$(1,349)	(8)%	$515	3%	(362)%
Net Sales
During the three months ended June 30, 2025, our net sales were $16.1 million compared to net sales of $25.8 million during the three months ended June 30, 2024. The decrease of $9.7 million was primarily due to a $9.9 million reduction in sales to DaVita, partially offset by an increases of $0.2 million from price increases to other existing customers and sales to new customers. For the three months ended June 30, 2025, DaVita represented 11% of net sales. Non-Product revenue was not material for either period.
Gross Profit
Cost of sales for the three months ended June 30, 2025 was $13.6 million, resulting in gross profit of $2.5 million for the three months ended June 30, 2025, compared to cost of sales of $21.3 million and a gross profit of $4.6 million for the three months ended June 30, 2024. The gross profit decrease of $2.1 million was due to a decrease in product sales. Gross profit from product sales includes $0.3 million due to a price adjustment for DaVita purchases for the three months ended June 30, 2025.
Selling and Marketing Expense
Selling and marketing expenses were $0.6 million for each of the three months ended June 30, 2025 and 2024.
General and Administrative Expense
General and administrative expenses were $3.3 million for the three months ended June 30, 2025, compared to $3.4 million for the three months ended June 30, 2024. The decrease of $0.1 million was primarily driven by a $0.2 million decrease in administrative expense, partially offset by $0.1 million of increased compensation expense.
Other Expense
Total other expense of $0.1 million and $0.2 million for the three months ended June 30, 2025 and 2024, respectively, was driven primarily by interest expense of $0.2 million in each period related to our debt facility (See Note 15 to the condensed consolidated financial statements included elsewhere in this Form 10-Q). The interest expense for the three months ended June 30, 2025 was partially offset by $0.1 million of interest income and realized gains on available-for-sale of investments of $0.1 million.

Results of Operations for the Six Months Ended June 30, 2025 and 2024
The following table summarizes our operating results for the periods presented below (dollars in thousands):

	Six Months Ended June 30,
	2025	% of Revenue	2024	% of Revenue	% Change

Net Sales	$34,985		$48,508		(28)%
Cost of Sales	29,440	84%	40,894	84%	(28)%
Gross Profit	5,545	16%	7,614	16%

Research and Product Development	—	—%	18	—%	(100)%
Selling and Marketing	1,283	4%	1,180	2%	9%
General and Administrative	6,971	20%	7,225	15%	(4)%
Operating Loss	$(2,709)	(8)%	$(809)	(1)%
Net Sales
During the six months ended June 30, 2025, our net sales were $35.0 million compared to net sales of $48.5 million during the six months ended June 30, 2024. Product revenue for the six months ended June 30, 2025 was $34.7 million compared to product revenue of $48.5 million for the six months ended June 30, 2024. The decrease of $13.5 million was primarily due to a $14.6 million reduction in DaVita sales as a result of transitioning to a new supplier, partially offset by an increase of $0.8 million from price increases to other existing customers and sales to new customers. During the six months ended June 30, 2025, DaVita represented 20% of net sales. Net sales of non-product revenue were $0.3 million for the six months ended June 30, 2025 from the recognition of the remaining deferred license revenue associated with Sun Pharmaceutical Industries Ltd. ("Sun Pharma"), Jeil Pharmaceutical Co., Ltd. ("Jeil Pharma") and Drogsan Pharmaceuticals ("Drogsan Pharma"). Non-Product revenue was not material for either period.
Gross Profit
Cost of sales for the six months ended June 30, 2025 was $29.4 million, resulting in gross profit of $5.5 million for the six months ended June 30, 2025, compared to cost of sales of $40.9 million and a gross profit of $7.6 million for the six months ended June 30, 2024. The gross profit decrease of $2.1 million was due to a decrease in product sales. Gross profit from product sales includes $1.3 million due to a price adjustment for DaVita purchases for the six months ended June 30, 2025. Gross profit from non-product sales consists of $0.1 million associated with recognition of the remaining deferred license revenue associated with Sun Pharma, Jeil Pharma and Drogsan Pharma during the six months ended June 30, 2025.
Research and Product Development Expense
Research and product development expenses were immaterial for the each of six months ended June 30, 2025 and 2024 due to the decision to pause all research and development related to Triferic in 2023.
Selling and Marketing Expense
Selling and marketing expenses were $1.3 million and $1.2 million for the six months ended June 30, 2025 and 2024, respectively. The increase of $0.1 million is primarily due to higher employee compensation expenses.
General and Administrative Expense
General and administrative expenses were $7.0 million for the six months ended June 30, 2025, compared with $7.2 million for the six months ended June 30, 2024. The decrease of $0.2 million was primarily driven by decreases of (i) $0.3 million in professional fees and (ii) $0.3 million in administrative costs, partially offset by an increase of $0.4 million of compensation expense.

Other Expense
Total other expense of $0.3 million and $0.6 million for the six months ended June 30, 2025 and 2024, respectively, was driven primarily by interest expense of $0.5 million in each period related to our debt facility (See Note 15 to the condensed consolidated financial statements included elsewhere in this Form 10-Q). The six months ended June 30, 2025 was partially offset by $0.1 million of interest income, as well as realized gains on available-for-sale of investments of $0.1 million.
Liquidity and Capital Resources
As of June 30, 2025, we had approximately $18.4 million of cash, cash equivalents and investments available-for-sale, and net working capital of $20.7 million. Based on the currently available net working capital along with the expectation of management of its ability to execute on its operational plans as discussed below, management believes the Company currently has sufficient funds to meet its operating requirements for at least the next twelve months from the date of the filing of this report.
Additionally, the Company's operational plans include raising capital, if needed, by using the $21.1 million remaining availability under its at-the-market ("ATM") facility or other methods or forms of financings, subject to existing limitations. Under the ATM, we have the ability to control the timing and floor price at which capital is raised.
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
If the Company attempts to obtain additional debt or equity financing, the Company cannot assume such financing will be available on favorable terms, if at all. In addition, any debt financing is limited by the terms of our Securities Purchase Agreement with DaVita. Specifically, until DaVita owns less than 50% of its investment, the Company may only incur additional debt in the form of a purchase money loan, a working capital line of up to $5.0 million or to refinance existing debt, unless DaVita consents.

The Company is subject to certain covenants and cure provisions under its Loan Agreement with Innovatus Life Sciences Lending Fund I, LP. The Loan Agreement includes a financial covenant that requires actual consolidated revenue from the sale and supply of hemodialysis products for the trailing six-month period (ended on the date when tested), to be not less than 80.0% of the projections for the same period beginning with the quarter ending September 30, 2024. Because those projections were submitted prior to the loss of a substantial amount of business from DaVita, the Company did not satisfy this covenant in the second quarter of 2025. The Company subsequently resolved the noncompliance by submitting an updated financial projection to Innovatus, which Innovatus accepted. As of June 30, 2025, the Company was in compliance with all covenants, other than as described above.

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

On July 4, 2025, the U.S. enacted P.L. 119-21, a U.S. federal statute passed by the 119th United States Congress that includes tax and spending policies (the “Act”), which contains a broad range of tax reform provisions affecting businesses, including extending or reinstating certain provisions of the 2017 Tax Cuts and Jobs Act, tax relief measures, modifications of certain energy tax credits granted under the Inflation Reduction Act and limits on various tax deductions, among other key provisions. The Company is currently evaluating the full effects of the Act and does not anticipate the Act to have a material impact on its condensed consolidated financial statements. As the Act was signed into law after the close of the second quarter, the impacts are not included in the Company’s operating results for the six months ended June 30, 2025.
Cash Used In Operating Activities
Net cash used in operating activities was $1.6 million for the six months ended June 30, 2025 compared to net cash used in operating activities of $0.9 million for the six months ended June 30, 2024. The increase in cash used in operating activities during the current period as compared to cash used in operating activities in the prior period was primarily due to (i) an increase in net loss of approximately $1.6 million, partially offset by (ii) a decrease in cash used in changes in current balance sheet accounts in the ordinary course of business of approximately $0.4 million and (iii) non-cash adjustments of $0.5 million.
Cash Provided By (Used In) Investing Activities
Net cash used in investing activities was $0.1 million during the six months ended June 30, 2025 compared to net cash provided by investing activities of $1.6 million for the six months ended June 30, 2024. Net cash used in investing activities during the six months ended June 30, 2025 was driven by purchases of available-for-sale investments of $5.9 million and $0.2 million of cash paid for the purchase of equipment, partially offset by cash proceeds from sales of our available-for-sale investments of $6.0 million during the period. Net cash provided by investing activities during the six months ended June 30, 2024 was driven primarily by sales of our available-for-sale investments of $2.0 million during the period, offset by cash paid for the purchase of equipment of $0.4 million.
Cash Provided By (Used In) Financing Activities
Net cash used in financing activities was $1.4 million during the six months ended June 30, 2025 compared to net cash provided by financing activities of $2.2 million for the six months ended June 30, 2024. Net cash used in financing activities during the six months ended June 30, 2025 was primarily due to the cash paid in connection with the Evoqua Asset Acquisition deferred consideration obligation of $0.9 million, $0.3 million of payments on finance lease liabilities and $0.3 million of payments under the insurance financing note payable. Net cash provided by financing activities for the six months ended June 30, 2024 was primarily due to the gross proceeds from the issuance of common stock in connection with the ATM facility of $2.8 million.
Contractual Obligations and Other Commitments
Due to the contract-intensive nature of the Company's business, the Company has been and may in the future become involved in disputes or legal actions with its contract counterparties, which could have a negative impact on the Company's business, results of operations or financial condition.   See Note 13 to the condensed consolidated financial statements included elsewhere in this Form 10-Q for additional disclosures. There have been no other material changes from the contractual obligations and other commitments disclosed in Note 14 and 15 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.
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

EXHIBIT INDEX
Exhibit No.	Description

10.1*	Rockwell Medical, Inc. Amended and Restated 2018 Long Term Incentive Plan.

10.2*	Performance Based Restricted Stock Unit Award Agreement.

31.1*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1**	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934

32.2**	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Database

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (included as Exhibit 101)

*	Filed herewith
**	Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKWELL MEDICAL, INC.
(Registrant)

Date: August 14, 2025	/s/ Mark Strobeck
Mark Strobeck, Ph.D. President, Chief Executive Officer and Director (Principal Executive Officer)