Form 10-Q
period 2025-09-30
ROCKWELL MEDICAL, INC.
filed 2025-11-12
CIK 1041024

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
The number of shares of common stock outstanding as of November 7, 2025 was 39,405,302.

Rockwell Medical, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

	September 30, 2025	December 31, 2024
ASSETS
Cash and Cash Equivalents	$13,610	$15,662
Investments Available-for-Sale	10,097	5,940
Accounts Receivable, net	8,328	8,291
Inventory, net	3,964	5,778
Prepaid and Other Current Assets	1,515	1,359
Total Current Assets	37,514	37,030

Property and Equipment, net	4,952	5,785
Inventory, Non-Current	—	178
Right of Use Assets - Operating, net	2,991	3,215
Right of Use Assets - Finance, net	753	1,344
Intangible Assets, net	9,794	10,207
Goodwill	921	921
Other Non-Current Assets	561	528
Total Assets	$57,486	$59,208
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts Payable	$1,523	$2,869
Accrued Liabilities	3,865	6,275
Deferred Consideration - Current	1,750	2,371
Lease Liabilities - Operating - Current	1,318	1,566
Lease Liabilities - Finance - Current	461	599
Deferred License Revenue - Current	—	46
Insurance Financing Note Payable	462	268
Customer Deposits	203	97
Total Current Liabilities	9,582	14,091

Lease Liabilities - Operating - Long-Term	1,724	1,699
Lease Liabilities - Financing - Long-Term	423	931
Term Loan - Long-Term, net of Issuance Costs	8,737	8,472
Deferred License Revenue - Long-Term	—	429
Deferred Consideration - Long-Term	—	1,000
Total Liabilities	20,466	26,622

Commitments and Contingencies (see Note 13)

	September 30, 2025	December 31, 2024
Stockholders' Equity:
Preferred Stock, $0.0001 par value, 2,000,000 shares authorized; 15,000 shares issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Common Stock, $0.0001 par value; 170,000,000 shares authorized; 39,405,301 and 34,056,920 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	4	3
Additional Paid-in Capital	439,381	430,207
Accumulated Deficit	(402,438)	(397,678)
Accumulated Other Comprehensive Income	73	54
Total Stockholders’ Equity	37,020	32,586
Total Liabilities and Stockholders’ Equity	$57,486	$59,208

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net Sales	$15,927	$28,316	$50,912	$76,824
Cost of Sales	13,655	22,077	43,095	62,971
Gross Profit	2,272	6,239	7,817	13,853
Research and Product Development	—	—	—	18
Selling and Marketing	531	726	1,814	1,906
General and Administrative	3,325	3,577	10,296	10,802
Operating (Loss) Income	(1,584)	1,936	(4,293)	1,127

Other Income (Expense):
Realized Gain on Available-for-Sale Investments	61	—	181	51
Interest Expense	(285)	(302)	(838)	(965)
Interest Income	55	30	190	63
Total Other Expense, net	(169)	(272)	(467)	(851)

Net (Loss) Income	$(1,753)	$1,664	$(4,760)	$276

Basic Net (Loss) Income per Share	$(0.05)	$0.05	$(0.14)	$0.01
Diluted Net (Loss) Income per Share	$(0.05)	$0.04	$(0.14)	$0.01
Basic Weighted Average Shares Outstanding	36,024,940	31,551,805	34,817,973	30,447,588
Diluted Weighted Average Shares Outstanding	36,024,940	32,420,168	34,817,973	31,013,464

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net (Loss) Income	$(1,753)	$1,664	$(4,760)	$276
Reclassification of Realized Gain on Available-for-Sale Investments Included in Net (Loss) Income	(61)	—	(181)	(25)
Unrealized Gain on Available-for-Sale Investments	77	13	200	38
Foreign Currency Translation Adjustments	—	—	—	(4)
Comprehensive (Loss) Income	$(1,737)	$1,677	$(4,741)	$285

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL STOCKHOLDERS' EQUITY
	SHARES	AMOUNT	SHARES	AMOUNT
Balance as of January 1, 2025	15,000	$—	34,056,920	$3	$430,207	$(397,678)	$54	$32,586
Net Loss	—	—	—	—	—	(1,515)	—	(1,515)
Reclassification of Realized Gain on Available-for-Sale Investments	—	—	—	—	—	—	(56)	(56)
Unrealized Gain on Available-for-Sale Investments	—	—	—	—	—	—	62	62
Vesting of Restricted Stock Units Issued, net of Taxes Withheld and Cancellations	—	—	200,983	—	—	—	—	—
Stock-based Compensation	—	—	—	—	445	—	—	445
Balance as of March 31, 2025	15,000	—	34,257,903	3	430,652	(399,193)	60	31,522
Net Loss	—	—	—	—	—	(1,492)	—	(1,492)
Reclassification of Realized Gain on Available-for-Sale Investments	—	—	—	—	—	—	(64)	(64)
Unrealized Gain on Available-for-Sale Investments	—	—	—	—	—	—	61	61
Vesting of Restricted Stock Units Issued, net of taxes withheld	—	—	172,449	—	—	—	—	—
Stock-based Compensation	—	—	—	—	382	—	—	382
Balance as of June 30, 2025	15,000	—	34,430,352	3	431,034	(400,685)	57	30,409
Net Loss	—	—	—	—	—	(1,753)	—	(1,753)
Reclassification of Realized Gain on Available-for-Sale Investments	—	—	—	—	—	—	(61)	(61)
Unrealized Gain on Available-for-Sale Investments	—	—	—	—	—	—	77	77
Issuance of Common Stock, net of offering costs/At-the-Market Offering	—	—	4,964,636	1	7,799	—	—	7,800
Issuance of Common Stock upon Exercise of Options	—	—	10,313	—	16	—	—	16
Stock-based Compensation	—	—	—	—	532	—	—	532
Balance as of September 30, 2025	15,000	$—	39,405,301	$4	$439,381	$(402,438)	$73	$37,020

The accompanying notes are an integral part of the condensed consolidated financial statements.
ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME	TOTAL STOCKHOLDERS' EQUITY
	SHARES	AMOUNT	SHARES	AMOUNT
Balance as of January 1, 2024	15,000	$—	29,130,607	$3	$418,487	$(397,198)	$(1)	$21,291
Net Loss	—	—	—	—	—	(1,731)	—	(1,731)
Unrealized Gain on Available-for-Sale Investments	—	—	—	—	—	—	25	25
Issuance of Common Stock, net of Offering Costs/At-The-Market	—	—	358,210	—	560	—	—	560
Vesting of Restricted Stock Units Issued, net of Taxes Withheld	—	—	67,657	—	—	—	—	—
Issuance of Warrant in connection with the Third Amendment (Note 11)	—	—	—	—	247	—	—	247
Stock-based Compensation	—	—	—	—	251	—	—	251
Balance as of March 31, 2024	15,000	—	29,556,474	3	419,545	(398,929)	24	20,643
Net Income	—	—	—	—	—	343	—	343
Reclassification of Realized Gains on Available-for-Sale Debt Instrument Investments Included in Net Income	—	—	—	—	—	—	(25)	(25)
Foreign Currency Translation Adjustments	—	—	—	—	—	—	(4)	(4)
Issuance of Common Stock, net of Offering Costs/At-the-Market Offering	—	—	1,350,169	—	2,203	—	—	2,203
Vesting of Restricted Stock Units Issued, net of Taxes Withheld	—	—	123575	—	—	—	—	—
Stock-based Compensation	—	—	—	—	338	—	—	338
Balance as of June 30, 2024	15,000	—	31,030,218	3	422,086	(398,586)	(5)	23,498
Net Income	—	—	—	—	—	1,664	—	1,664
Unrealized Gain on Available-for-Sale Investments	—	—	—	—	—	—	13	13
Issuance of Common Stock, net of offering costs/At-the-Market Offering	—	—	1,282,546	—	3,630	—	—	3,630
Issuance of Common Stock upon Exercise of Options	—	—	6,042	—	9	—	—	9
Stock-based Compensation	—	—	—	—	321	—	—	321
Balance as of September 30, 2024	15,000	$—	32,318,806	$3	$426,046	$(396,922)	$8	$29,135

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2025	2024
Cash Flows From Operating Activities:
Net (Loss) Income	$(4,760)	$276
Adjustments To Reconcile Net Loss To Net Cash Used In Operating Activities:
Depreciation and Amortization	1,646	1,637
Stock-based Compensation	1,359	910
Write-off of Inventory	178	—
Change in Inventory Reserves	(61)	314
Non-cash Lease Expense from Right of Use Assets	1,616	1,446
Amortization of Debt Financing Costs and Accretion of Debt Discount and Premium	265	337
Loss on Disposal of Assets	56	—
Realized Gain on Sale of Investments	(181)	(51)
Gain on ROU early terminations	(24)	—
Changes in Operating Assets and Liabilities:
Accounts Receivable	(37)	2,024
Inventory	1,875	(331)
Prepaid and Other Assets	470	541
Accounts Payable	(1,344)	(1,909)
Lease Liabilities	(1,229)	(1,072)
Accrued and Other Liabilities	(2,304)	(751)
Deferred License Revenue	(475)	(34)
Net Cash (Used In) Provided By Operating Activities	(2,950)	3,337
Cash Flows From Investing Activities:
Purchases of Investments Available-for-Sale	(12,957)	(5,921)
Proceeds from sales of Investments Available-for-Sale	9,000	2,003
Purchases of Equipment	(456)	(616)
Net Cash Used In Investing Activities	(4,413)	(4,534)
Cash Flows From Financing Activities:
Payments on Insurance Financing Note Payable	(466)	(445)
Payments on Financing Lease Liabilities	(418)	(416)
Proceeds from Issuance of Common Stock	7,816	6,393
Deferred Consideration Paid in Connection with Evoqua Asset Acquisition	(1,621)	(976)
Net Cash Provided By Financing Activities	5,311	4,556

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	(4)

Net (Decrease) Increase in Cash and Cash Equivalents	(2,052)	3,355
Cash and Cash Equivalents at Beginning of Period	15,662	8,983
Cash and Cash Equivalents at End of Period	$13,610	$12,338

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$575	$645

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Issuance of Warrant in Connection with the Third Amendment as Debt Issuance Costs	$—	$247
Right of Use Assets - Operating Obtained in Exchange for Lease Liabilities - Operating	$1,006	$1,984
De-recognition of Lease Liability - Finance and ROU Asset - Finance upon early termination	$228	$—
Change in Unrealized Gain on Investments Available-for-Sale	$19	$13
Increase in Prepaid Assets from Insurance Financing Note Payable	$660	$670
Proceeds from Issuance of Common Stock Upon Exercise of Options in Accounts Receivable, net	$—	$9
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

Rockwell is a supplier of liquid and dry, acid and bicarbonate concentrates for dialysis patients in the United States. Hemodialysis is the most common form of end-stage kidney disease treatment and is usually performed in freestanding outpatient dialysis centers, hospital-based outpatient centers, skilled nursing facilities, or a patient’s home.

Rockwell manufactures hemodialysis concentrates under current Good Manufacturing Practices ("cGMP") regulations at its facilities in Michigan and Texas, and manufactures dry acid concentrate mixers at its facility in Iowa. The Company previously operated a manufacturing facility in South Carolina, but the Company concluded manufacturing at that manufacturing facility in the third quarter of 2025 as part of its ongoing efforts to streamline operations and improve efficiency.

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

2.  Liquidity and Capital Resources
As of September 30, 2025, Rockwell had approximately $23.7 million of cash, cash equivalents and investments available-for-sale, and net working capital of $27.9 million. Net cash used in operating activities for the nine months ended September 30, 2025 was approximately $3.0 million. Based on the currently available net working capital along with the expectation of management of its ability to execute on its operational plans as discussed below, management believes the Company currently has sufficient funds to meet its operating requirements for at least the next twelve months from the date of the filing of this report.

The Company continues to review its operational plans and execute on the acquisition of new customers, and has implemented cost containment activities. The Company may require additional capital to sustain its operations and make the investments it needs to execute its strategic plan. In addition, the Company's plans include raising capital, if needed, by using the $13.1 million available under its at-the-market ("ATM") facility or other methods or forms of financings, subject to existing limitations. If the Company attempts to obtain additional debt or equity financing, the Company cannot assume such financing will be available on favorable terms, if at all.

The Company is subject to certain covenants and cure provisions under its Loan Agreement (as defined below in Note 15) with Innovatus Life Sciences Lending Fund I, LP ("Innovatus"), which was amended on January 2, 2024 to include, among other things, an interest-only period for 30 months, or up to 36 months if certain conditions are met, and to extend the maturity date to January 1, 2029 (See Note 15 for further detail). The Company has satisfied those conditions and will make interest-only payments for the full 36 months. As of September 30, 2025, the Company was in compliance with all covenants.

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

On July 4, 2025, the U.S. enacted P.L. 119-21, a U.S. federal statute passed by the 119th United States Congress that included tax and spending policies (the “Act”), which contains a broad range of tax reform provisions affecting businesses, including extending or reinstating certain provisions of the 2017 Tax Cuts and Jobs Act, tax relief measures, modifications of certain energy tax credits granted under the Inflation Reduction Act and limits on various tax deductions, among other key provisions. The Company evaluated the Act and concluded it will not have a material impact on its condensed consolidated financial statements.

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

The condensed consolidated balance sheet at September 30, 2025, and the condensed consolidated statements of operations, comprehensive loss, changes in stockholders' equity, and cash flows for the three and nine months ended September 30, 2025 and 2024 are unaudited, but include all adjustments, consisting of normal recurring adjustments the Company considers necessary for a fair presentation of the financial position, operating results, and cash flows for the periods presented. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025 or for any future interim period. The condensed consolidated balance sheet at December 31, 2024 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2024 and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 as filed with the SEC on March 20, 2025. The Company’s consolidated subsidiaries consist of its wholly-owned subsidiaries, Rockwell Transportation, Inc. and Rockwell Medical India Private Limited.

The accompanying condensed consolidated interim financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant accounting estimates inherent in the preparation of the financial statements include estimates associated with revenue recognition and impairments of long-lived assets.
Restructuring and Other Charges
During the third quarter of 2025, the Company concluded manufacturing at its facility in Greer, South Carolina as part of its ongoing efforts to streamline operations and improve efficiency. This was neither material to the Company’s overall financial position nor performance. As a result, the Company incurred severance expense and other closure-related costs during the three and nine months ended September 30, 2025 of $0.5 million and $0.8 million, respectively, which were included in cost of sales on the accompanying condensed consolidated statements of operations. No impairment losses were recorded, as the plant's assets were either fully depreciated prior to closure or transferred to other operating locations. The closure is not expected to have a significant impact on the Company's future operations, and the restructuring activities associated with this closure are expected to be substantially completed by December 31, 2025.
Income (Loss) Per Share
Basic and diluted net income (loss) per share for the three and nine months ended September 30, 2025 and 2024 was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share amounts)	2025	2024	2025	2024
Numerator:
Net (Loss) Income	$(1,753)	$1,664	$(4,760)	$276
Less: Accretion of Series X Preferred Stock	—	—	(153)	—
Less: Undistributed Earnings to Participating Securities	—	(233)	—	(40)
Net (Loss) Income Attributable to Common Stockholders	$(1,753)	$1,431	$(4,913)	$236

Denominator:
Weighted Average Number of Shares of Common Stock Outstanding - Basic and Diluted	36,024,940	31,551,805	34,817,973	30,447,588
Incremental Shares Attributable to the Assumed Exercise of Outstanding Options to Purchase Common Stock	—	489,193	—	271,382
Incremental Shares Attributable to the Assumed Vesting of Unvested Restricted Stock Units	—	318,046	—	282,340
Incremental Shares Attributable to the Assumed Exercise of Warrants	—	61,124	—	12,154
Diluted Weighted Average Number of Shares of Common Stock Outstanding	36,024,940	32,420,168	34,817,973	31,013,464
Net (Loss) Income per Share Attributable to Common Stockholders - Basic and Diluted	$(0.05)	$0.05	$(0.14)	$0.01
Diluted Net (Loss) Income per Share Attributable to Common Stockholders	$(0.05)	$0.04	$(0.14)	$0.01
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Warrants to Purchase Common Stock	3,984,484	3,793,388	3,984,484	3,793,388
Options to Purchase Common Stock	3,281,862	268,978	3,281,862	284,296
Convertible Preferred Stock	1,405,001	—	1,405,001	—
Unvested Restricted Stock Units	1,166,660	—	1,166,660	—
Unvested Restricted Stock Units - Market Condition	717,000	—	717,000	—
Unvested Restricted Stock Awards	891	891	891	891
Total	10,555,898	4,063,257	10,555,898	4,078,575
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
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to provide more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation and amortization) included in certain expense captions presented on the consolidated statement of operations. This new standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the consolidated financial statements. The Company is currently assessing the impact this ASU will have on the consolidated financial statements and footnote disclosures.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which simplifies the estimation of credit losses on current accounts receivable and contract assets by allowing the election of a practical expedient to assume that the current conditions as of the consolidated balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating expected credit losses on these assets. The guidance in this ASU is effective for fiscal years beginning after December 15, 2025 and for interim periods within those fiscal years. Early adoption is permitted. If adopted in an interim period, entities are required to apply the new guidance as of the beginning of the annual reporting period that includes such interim period. The Company is currently assessing the impact this ASU will have on the consolidated financial statements and footnote disclosures.
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
Rockwell's customer mix is diverse, with most customer sales concentrations under 10%. For the three months ended September 30, 2025, revenues from sales to two customers, DaVita, Inc. ("DaVita") and another customer were approximately 12% and 11% of total revenues for the period, respectively, and 17% and 10% of total revenues for the nine months ended September 30, 2025, respectively. For the three months ended September 30, 2024, revenues from DaVita was 52% of total revenues for the period, and 47% of total revenues for the nine months ended September 30, 2024. At September 30, 2025, DaVita represented 12% of the total net consolidated accounts receivable balance. At December 31, 2024, DaVita represented 20% of the total net consolidated accounts receivable balance. See below for additional information regarding the Company's contract with DaVita.
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
Deferred License Revenue
The Company received upfront fees under three distribution and license agreements, which were recognized as revenue over the estimated term of the applicable distribution and license agreement as regulatory approval was not received and the Company did not have sufficient experience in China, India, South Korea and Turkey to determine that regulatory approval was probable as of the execution of the agreement. During the nine months ended September 30, 2025, all remaining deferred revenue relating to the distribution and license agreements was recognized, resulting in $0.3 million of revenue recorded. All license agreements have been terminated.
Product Purchase Agreement
On September 18, 2023, Rockwell and its long-time customer, DaVita, a provider of kidney care, entered into an Amended and Restated Products Purchase Agreement (the "Amended Agreement"), which amends and restates the Product Purchase Agreement, dated July 1, 2019, as amended, under which the Company supplies DaVita with certain dialysis concentrates. Under the Amended Agreement, the Company and DaVita agreed to an increase in product pricing, effective September 1, 2023. The term of the Amended Agreement was scheduled to expire on December 31, 2024. Prior to the expiration, the Company received written notice from DaVita, notifying the Company that DaVita intended to extend the term of the Amended Agreement through December 31, 2025 (the "Extension Term"). However, DaVita subsequently indicated that it will completely transition to another supplier, subject to further discussion between Rockwell and DaVita. DaVita has agreed to quarterly, non-refundable payments totaling $1.7 million during the nine months ended September 30, 2025 to ensure supply continuity during the transition period for products purchased. These quarterly, non-refundable payments of $0.4 million and $1.7 million were recorded as revenue during the three and nine months ended September 30, 2025, respectively. Discussions between Rockwell and DaVita are ongoing and the Company continues to supply DaVita as of the filing date of this report.
Disaggregation of revenue
Revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

In thousands	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
Products By Geographic Area	Total	U.S.	Rest of World	Total	U.S.	Rest of World
Drug Revenues
License Fee – Over Time	$—	$—	$—	$325	$—	$325
Total Drug Products	—	—	—	325	—	325
Concentrate Products
Product Sales – Point-in-time	15,927	13,824	2,103	50,587	44,449	6,138
Total Concentrate Products	15,927	13,824	2,103	50,587	44,449	6,138
Net Revenue	$15,927	$13,824	$2,103	$50,912	$44,449	$6,463

In thousands	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
Products By Geographic Area	Total	U.S.	Rest of World	Total	U.S.	Rest of World
Drug Revenues
License Fee – Over Time	$11	$—	$11	$34	$—	$34
Total Drug Products	11	—	11	34	—	34
Concentrate Products
Product Sales – Point-in-time	28,305	26,247	2,058	76,790	70,390	6,400
Total Concentrate Products	28,305	26,247	2,058	76,790	70,390	6,400
Net Revenue	$28,316	$26,247	$2,069	$76,824	$70,390	$6,434
Contract balances
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

In thousands	September 30, 2025	December 31, 2024	January 1, 2024
Accounts Receivable, net	$8,328	$8,291	$10,901
Contract Liabilities, which are included in deferred license revenue	$—	$475	$521
There were no other material contract assets recorded on the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024. The Company does not generally accept returns of its concentrate products and no material provision for returns of concentrates products was established as of September 30, 2025 or December 31, 2024.
Transaction price allocated to remaining performance obligations
Revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, contracts where revenue is recognized as invoiced and contracts with variable consideration related to undelivered performance obligations, was nil as of September 30, 2025. The Company applies the practical expedient in ASC 606, paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.
5.  Intangible Assets and Deferred Consideration
Intangible Assets
Our customer relationship intangible asset relates to customer relationships acquired in connection with an acquisition executed on July 10, 2023 with Evoqua Water Technologies LLC ("Evoqua") (the "Evoqua Asset Acquisition").
The details of our intangible assets subject to amortization are set forth below (in thousands):

	September 30, 2025
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer Relationships	20 years	$11,035	$(1,241)	$9,794

	December 31, 2024
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer Relationships	20 years	$11,035	$(828)	$10,207
During each of the three months ended September 30, 2025 and 2024, the Company recorded amortization of its customer relationship intangible asset of $0.1 million. During each of the nine months ended September 30, 2025 and 2024, the Company recorded amortization of its customer relationship intangible asset of $0.4 million.
Estimated future amortization expense on the Company's customer relationships intangible asset as of September 30, 2025 is as follows (table in thousands):

Year ending December 31:
2025 (remainder of year)	$138
2026	552
2027	552
2028	552
2029	552
Thereafter	7,448
Total	$9,794

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Deferred Consideration
A portion of the purchase price of the Evoqua Asset Acquisition was deferred on the acquisition date, with payment terms extending through April 2026. During the three and nine months ended September 30, 2025, the Company made payments of $0.8 million and $1.6 million, respectively. As of September 30, 2025, a deferred consideration liability of $1.8 million is presented in Deferred Consideration - Current on the accompanying condensed consolidated balance sheet.
6.  Investments - Available-for-Sale
Investments available-for-sale consisted of the following as of September 30, 2025 and December 31, 2024 (table in thousands):

	September 30, 2025
	Amortized Cost	Unrealized Gain	Fair Value
Available-for-Sale Securities
Debt Securities	$10,018	$79	$10,097

	December 31, 2024
	Amortized Cost	Unrealized Gain	Fair Value
Available-for-Sale Securities
Debt Securities	$5,880	$60	$5,940
The fair value of investments available-for-sale are determined using quoted market prices from daily exchange-traded markets based on the closing price as of the balance sheet date and are classified as a Level 1 measurement under ASC 820, Fair Value Measurements.
During the three and nine months ended September 30, 2025, the Company sold investments outstanding for a gain of $0.1 million and $0.2 million, respectively, which is included in realized gain on available-for-sale investments on the condensed consolidated statements of operations.
As of September 30, 2025, the Company's remaining available-for-sale securities are U.S. Department of the Treasury bonds and are all due within one year.
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

The CODM assesses performance for the segment and decides how to allocate resources based on net (loss) income that also is reported on the statements of operations and comprehensive loss as net loss. The CODM uses net loss to monitor budget and forecast versus actual results in assessing segment performance, as well as cash forecast models, in order to evaluate operating results and performance in deciding how to allocate resources. The measure of segment assets is reported on the balance sheets as total assets.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company’s significant segment expenses for its one segment for the three and nine months ended September 30, 2025 and 2024 consisted of the following (table in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net Sales	$15,927	$28,316	$50,912	$76,824
Cost of Sales	13,655	22,077	43,095	62,971
Gross Profit	2,272	6,239	7,818	13,853
Employee Compensation	2,538	2,663	7,598	7,243
Administrative Costs	1,318	1,640	4,513	5,483
Operating (Loss) Income	(1,584)	1,936	(4,293)	1,127

Other Income (Expense):
Realized Gain on Investments	61	—	181	51
Interest Expense	(285)	(302)	(838)	(965)
Interest Income	55	30	190	63
Total Other Expense, net	(169)	(272)	(467)	(851)

Net (Loss) Income	$(1,753)	$1,664	$(4,760)	$276
8.  Inventory
Components of inventory, net of reserves, as of September 30, 2025 and December 31, 2024 were as follows (table in thousands):

	September 30, 2025	December 31, 2024
Inventory - Current Portion
Raw Materials	$2,180	$3,010
Work in Process	278	367
Finished Goods	1,506	2,401
Total Current Inventory	3,964	5,778
Inventory - Long Term (1)	—	178
Total Inventory	$3,964	$5,956
__________
(1)Represents inventory related to Triferic raw materials, which was expected to be utilized for the Company's international partnerships. (See Note 4, Deferred License Revenue section). During the nine months ended September 30, 2025, the Company wrote off this remaining inventory balance, resulting in an expense of $0.2 million recorded within cost of sales in the condensed consolidated statement of operations.
As of September 30, 2025 and December 31, 2024, Rockwell had total current concentrate inventory aggregating $4.4 million and $6.2 million, respectively, against which Rockwell had reserved $0.4 million and $0.5 million at September 30, 2025 and December 31, 2024, respectively.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
9.  Property and Equipment
As of September 30, 2025 and December 31, 2024, the Company’s property and equipment consisted of the following (table in thousands):

	September 30, 2025	December 31, 2024
Machinery and Equipment	$12,264	$11,973
Information Technology & Office Equipment	1,845	1,845
Leasehold Improvements	1,577	1,562
Laboratory Equipment	807	807
Total Property and Equipment	16,493	16,187
Accumulated Depreciation and Amortization	(11,541)	(10,402)
Property and Equipment, net	$4,952	$5,785
Depreciation and amortization expense for each of the three months ended September 30, 2025 and 2024 was $0.4 million. Depreciation and amortization expense for each of the nine months ended September 30, 2025 and 2024 was $1.2 million.
10.  Accrued Liabilities
Accrued liabilities as of September 30, 2025 and December 31, 2024 consisted of the following (table in thousands):

	September 30, 2025	December 31, 2024
Accrued Compensation and Benefits	$2,290	$2,744
Accrued Unvouchered Receipts	600	1,417
Accrued Manufacturing Expense	—	602
Accrued Workers Compensation	103	176
Other Accrued Liabilities	872	1,336
Total Accrued Liabilities	$3,865	$6,275
11.  Stockholders’ Equity
Preferred Stock
On April 6, 2022, the Company and DaVita entered into the Securities Purchase Agreement (the "SPA"), which provided for the issuance by the Company of up to $15 million of preferred stock to DaVita, which was issued to DaVita during 2022 as Series X Preferred Stock and, by virtue, made DaVita a related party.

The Series X Preferred Stock was issued for a price of $1,000 per share (the "Face Amount"), subject to accretion at a rate of 1% per annum, compounded annually. If the Company’s common stock trades above $22.00 for a period of 30 calendar days, the accretion will thereafter cease. As of September 30, 2025, a total of $0.5 million of the Series X Preferred Stock had been accreted, of which $0.2 million accreted during the nine months ended September 30, 2025.

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

As of each of September 30, 2025 and December 31, 2024, there were 2,000,000 shares of preferred stock, $0.0001 par value per share, authorized and 15,000 shares of preferred stock issued and outstanding.
Common Stock
As of September 30, 2025 and 2024, the Company reserved for issuance the following shares of common stock related to the potential exercise of employee stock options, unvested restricted stock and awards, convertible preferred stock, and warrants (collectively, "common stock equivalents"):

	As of September 30,
Common Stock and Common Stock Equivalents:	2025	2024
Common Stock	39,405,301	32,318,806
Options to Purchase Common Stock	3,281,862	1,874,729
Unvested Restricted Stock Awards	891	891
Unvested Restricted Stock Units	1,166,660	534,309
Convertible Preferred Stock	1,405,001	1,391,045
Unvested Restricted Stock Units - Market Condition	717,000	—
Warrants to Purchase Common Stock	3,984,484	3,984,484
Total	49,961,199	40,104,264
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

During the three and nine months ended September 30, 2025, 4,964,636 shares were sold pursuant to the Sales Agreement for gross proceeds of $8.0 million, net of offering costs of $0.2 million, for net proceeds of $7.8 million. Approximately $13.1 million remains available for sale under the ATM facility.

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
12.  Stock-based Compensation
The Company recognized total stock-based compensation expense during the three and nine months ended September 30, 2025 and 2024 as follows (table in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Service-based Awards:
Restricted Stock Units	$263	$163	$744	$440
Stock Option Awards	269	158	615	470
Total	$532	$321	$1,359	$910
Performance-based Restricted Stock Awards
A summary of the Company’s performance-based restricted stock awards during the nine months ended September 30, 2025 is as follows:

Performance-based Restricted Stock Awards	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2025	891	$62.70
Unvested at September 30, 2025	891	$62.70
Performance-based restricted stock awards are measured based on their fair value on the date of grant and amortized over the vesting period of 20 months. As of September 30, 2025, there is no unrecognized stock-based compensation expense related to performance-based restricted stock awards.
Restricted Stock Units - Market Condition
During the nine months ended September 30, 2025, the Company granted 717,000 restricted stock units with a market condition ("RSU-MC") under its Amended and Restated 2018 Long Term Incentive Plan with a grant date fair value of $0.6 million. The RSU-MCs are subject to both service and market based vesting conditions.
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
The stock-based compensation expense recorded in connection with the RSU-MCs was $0.1 million for the three and nine months ended September 30, 2025.
The fair value of RSU-MCs was measured on the date of grant using the Monte Carlo Simulation valuation model based on the following assumptions:

Exercise price	$1.07
Expected stock price volatility	93.0%
Risk-free interest rate	4.0%
Term (years)	2.50

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Service-based Restricted Stock Units
A summary of the Company’s service-based restricted stock units during the nine months ended September 30, 2025 and 2024 is as follows:

Service-based Restricted Stock Units	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2025	584,309	$1.72
Granted	1,000,000	1.07
Vested	(417,649)	1.85
Unvested at September 30, 2025	1,166,660	$1.12
The fair value of service-based restricted stock units is measured on the date of grant and amortized over the vesting period. The vesting periods range from one to three years. As of September 30, 2025, the unrecognized stock-based compensation expense was $0.9 million, which is expected to be recognized over the next 1.4 years.
Service-based Stock Option Awards
The fair value of the service-based stock option awards granted during the nine months ended September 30, 2025 and 2024 were based on the following assumptions:

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Exercise price	$1.07 - $1.26	$1.39 - $1.80
Expected stock price volatility	90.4% - 91.2%	81.8%
Risk-free interest rate	3.74% - 4.14%	4.31% - 4.45%
Term (years)	5.62 - 5.86	5.61 - 5.62
A summary of the Company’s service-based stock option activity for the nine months ended September 30, 2025 is as follows:

Service-based Stock Option Awards	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2025	1,886,247	$3.98
Granted	1,502,500	1.07
Exercised	(10,313)	1.48
Forfeited	(50,805)	1.42
Expired	(45,767)	3.08
Outstanding at September 30, 2025	3,281,862	$2.71	8.3	$192
Exercisable at September 30, 2025	1,108,150	$5.47	6.8	$—
The aggregate intrinsic value is calculated as the difference between the closing price of the Company's common stock at the date indicated and the exercise price of the stock options that had strike prices below the closing price.
As of September 30, 2025, total stock-based compensation expense related to unvested options not yet recognized totaled approximately $1.2 million, which is expected to be recognized over the next 2.5 years.
13.  Commitments and Contingencies
From time to time, the Company has been or may become a party to various disputes, legal actions, proceedings and investigations involving claims incidental to the conduct of its business, including actions by customers, employees, government

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
entities and third parties. Due to the contract-intensive nature of the Company's business, the Company has been or may in the future become involved in disputes or legal actions with its contract counterparties, which could have a negative impact on the Company's business, results of operations or financial condition.
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
The potential milestone payments are not considered probable, and no milestone payments have been accrued as of September 30, 2025 and December 31, 2024.
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
During the nine months ended September 30, 2025, Rockwell entered into a lease for a 16,800-square foot storage facility in Allentown, Pennsylvania, that expires in April 2030, resulting in the recognition of a right-of-use asset and corresponding lease liability of approximately $1.0 million on the condensed consolidated balance sheets.
The following summarizes quantitative information about the Company’s operating and finance leases (table in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating Leases
Operating Lease Cost	$477	$418	$1,391	$1,179
Variable Lease Cost	146	126	411	376
Operating Lease Expense	623	544	1,802	1,555
Finance Leases
Amortization of Right-of-use Assets	109	139	387	421
Interest on Lease Obligations	16	28	59	89
Finance Lease Expense	125	167	446	510
Short-term Lease Rent Expense	5	5	16	16
Total Lease Expense	$753	$716	$2,264	$2,081

Other Information
Operating Cash Flows from Operating Leases	$483	$449	$1,385	$1,312
Operating Cash Flows from Finance Leases	$46	$28	$89	$89
Financing Cash Flows from Finance Leases	$124	$140	$418	$416

	September 30, 2025	September 30, 2024
Weighted-average Remaining Lease Term – Operating Leases	2.7	2.6
Weighted-average Remaining Lease Term – Finance Leases	1.9	2.7
Weighted-average Discount Rate – Operating Leases	7.9%	6.3%
Weighted-average Discount Rate – Finance Leases	6.8%	6.4%
Future minimum rental payments under operating and finance lease agreements are as follows (table in thousands):

	Operating	Finance
Year ending December 31, 2025 (remaining)	$486	$125
Year ending December 31, 2026	1,316	504
Year ending December 31, 2027	912	311
Year ending December 31, 2028	328	—
Year ending December 31, 2029	282	—
Remaining future payments	96	—
Total	3,420	940
Less Present Value Discount	(378)	(56)
Operating and Finance Lease Liabilities	$3,042	$884

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
The Third Amendment contains various financial covenants and customary representations and warranties and affirmative and negative covenants, subject to exceptions as described in the Third Amendment. The Company's ability to comply with the covenants under the Third Amendment may be adversely affected by events beyond its control. If the Company is unable to comply with the covenants under the Third Amendment, it would pursue all available cure options in order to regain compliance. However, the Company may not be able to mutually agree with Innovatus on appropriate remedies to cure a future breach of a covenant, which could give rise to an event of default. As of September 30, 2025, the Company was in compliance with all covenants under the Third Amendment.
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

The effective interest rate used to amortize the debt issuance cost relating to these warrants is 11.0% as of September 30, 2025. For each of the three months ended September 30, 2025 and 2024, interest expense amounted to $0.2 million. For the nine months ended September 30, 2025 and 2024, interest expense amounted to $0.7 million and $0.7 million respectively. As of September 30, 2025, the outstanding balance of the Term Loans was $8.7 million, net of unamortized issuance costs and discount of $0.5 million, and including $0.8 million of premium accretion, and paid-in-kind interest of $0.3 million.

The Loan Agreement is secured by all assets of the Company and Rockwell Transportation, Inc. and contains customary representations and warranties and covenants, subject to customary carve outs, and initially included financial covenants related to liquidity and sales of Triferic.

The following table reflects the schedule of principal payments on the Term Loans as of September 30, 2025 (table in thousands):

September 30, 2025
2025 (remaining)	$—
2026	—
2027	3,833
2028	4,181
2029 (inclusive of Final Fee)	1,333
Total Debt Maturities	9,347
Unamortized Issuance Costs and Discount, net	(610)
Term Loan - Long-Term, net	$8,737
16. Insurance Financing Note Payable
On June 3, 2025, the Company entered into a short-term note payable with a principal amount of $0.7 million, bearing interest at a rate of 7.14% per annum to finance various insurance policies, which required an upfront payment of $0.2 million. Principal and interest payments related to this note began on July 3, 2025 and are being paid in 10 equal monthly payments of $0.1 million, with the final payment due on April 3, 2026. As of September 30, 2025, the Company's insurance financing note payable balance was $0.5 million.
On June 4, 2024, the Company entered into a short-term note payable with a principal amount of $0.7 million, bearing interest at a rate of 7.89% per annum to finance various insurance policies, which required an upfront payment of $0.2 million. Principal and interest payments related to this note began on July 3, 2024 and were paid in 10 equal monthly payments of $0.1 million, with the final payment due on April 3, 2025. During the nine months ended September 30, 2025, the Company's insurance financing note payable balance was paid in full.

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
Rockwell's products are vital to vulnerable patients with end-stage kidney disease. We are an established leader in manufacturing and delivering high-quality hemodialysis concentrates and dialysates, along with certain ancillary products, to dialysis providers and distributors in the United States and abroad. Rockwell provides the hemodialysis community with products controlled by a Quality Management System regulated by the U.S. Food and Drug Administration ("FDA"). Rockwell is ISO 13485 Certified and adheres to current Good Manufacturing Practices ("cGMP") and Association for Advancement of Medical Instrumentation ("AAMI") standards. Rockwell manufactures hemodialysis concentrates at its facilities in Michigan and Texas, and manufactures its dry acid concentrate mixers at its facility in Iowa. The Company previously operated a manufacturing facility in South Carolina, but the Company concluded manufacturing at that facility in the third quarter of 2025 as part of its ongoing efforts to streamline operations and improve efficiency.
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
On September 18, 2023, Rockwell and DaVita, Inc. ("DaVita") entered into the Amended Agreement, which amended and restated the Product Purchase Agreement, dated July 1, 2019, as amended, under which the Company supplies DaVita with certain dialysis concentrates. Under the Amended Agreement, the Company and DaVita agreed to an increase in product pricing, effective September 1, 2023. The term of the Amended Agreement was scheduled to expire on December 31, 2024. Prior to the expiration, the Company received written notice from DaVita that DaVita intended to extend the term of the Amended Agreement through December 31, 2025 (the "Extension Term"). However, DaVita subsequently indicated that it will completely transition to another supplier, subject to further discussions between Rockwell and DaVita. DaVita has agreed to quarterly, non-refundable payments totaling $1.7 million to ensure supply continuity for products purchased during the nine months ended September 30, 2025. These quarterly, non-refundable payments of $1.7 million were recorded as revenue during the nine months ended September 30, 2025. Discussions between Rockwell and DaVita are ongoing and include a potential contract extension and/or future volume commitments by DaVita to Rockwell. There can be no assurance that these discussions will yield a successful outcome for Rockwell. We continue to supply DaVita as of the filing date of this report, but at significantly reduced levels from 2024.
In the second quarter of 2025, Rockwell entered into a product purchase agreement with Innovative Renal Care ("IRC"), one of the largest dialysis service providers in the United States. Under the terms of the agreement, Rockwell will supply IRC with liquid and dry, acid and bicarbonate hemodialysis concentrates, as well as the Company's DAMX45 dry acid concentrate mix system, which is 510(k) approved to be used exclusively with Rockwell's CitraPure and Dri-Sate dry acid concentrate powders. This multimillion-dollar agreement contains utilization commitments will remain in effect for three years, with the option to extend for an additional one-year period.
Results of Operations for the Three Months Ended September 30, 2025 and 2024
The following table summarizes our operating results for the periods presented below (dollars in thousands):

	Three Months Ended September 30,
	2025	% of Revenue	2024	% of Revenue	% Change

Net Sales	$15,927		$28,316		(44)%
Cost of Sales	13,655	86%	22,077	78%	(38)%
Gross Profit	2,272	14%	6,239	22%	(64)%

Selling and Marketing	531	3%	726	3%	(27)%
General and Administrative	3,325	21%	3,577	13%	(7)%
Operating (Loss) Income	$(1,584)	(10)%	$1,936	6%	(182)%

Net Sales
During the three months ended September 30, 2025, net sales were $15.9 million compared to net sales of $28.3 million during the three months ended September 30, 2024. The decrease of $12.4 million was primarily due to a $13.0 million reduction in sales to DaVita, partially offset by an increases of $0.6 million from price increases to other existing customers and sales to new customers. The three months ended September 30, 2024 included $4.5 million from a special large order of premium-priced product to DaVita. DaVita represented 12% and 52% of net sales for the three months ended September 30, 2025 and 2024, respectively. Non-Product revenue was not material for either period.
Gross Profit
Cost of sales for the three months ended September 30, 2025 was $13.7 million, resulting in gross profit of $2.3 million for the three months ended September 30, 2025, compared to cost of sales of $22.1 million and a gross profit of $6.2 million for the three months ended September 30, 2024. The gross profit decrease of $3.9 million was primarily due to (i) $3.2 million a decrease in product sales, which includes $1.5 million from a special large order of premium-priced product to DaVita during the three months ended September 30, 2024 that did not repeat during the 2025 period, (ii) and increase of $0.2 million in severance expense and $0.3 million of other costs related to the closure of the Greer manufacturing facility and (iii) an increase of $0.6 million in additional manufacturing costs, partially offset by a price adjustment of $0.4 million for DaVita purchases for the three months ended September 30, 2025.
Selling and Marketing Expense
Selling and marketing expenses for the three months ended September 30, 2025 were $0.5 million compared to $0.7 million during the three months ended September 30, 2024. The decrease was primarily due to lower compensation expense.
General and Administrative Expense
General and administrative expenses were $3.3 million for the three months ended September 30, 2025, compared to $3.6 million for the three months ended September 30, 2024. The decrease of $0.3 million was primarily driven by a $0.2 million decrease in administrative costs and a $0.1 million decrease in professional fees.
Other Expense
Total other expense of $0.2 million and $0.3 million for the three months ended September 30, 2025 and 2024, respectively, was driven primarily by interest expense of $0.2 million in each period related to our debt facility (See Note 15 to the condensed consolidated financial statements included elsewhere in this Form 10-Q). The interest expense for the three months ended September 30, 2025 was partially offset by $0.1 million of interest income and realized gains on available-for-sale investments of $0.1 million.
Results of Operations for the Nine Months Ended September 30, 2025 and 2024
The following table summarizes our operating results for the periods presented below (dollars in thousands):

	Nine Months Ended September 30,
	2025	% of Revenue	2024	% of Revenue	% Change

Net Sales	$50,912		$76,824		(34)%
Cost of Sales	43,095	85%	62,971	82%	(32)%
Gross Profit	7,817	15%	13,853	18%

Research and Product Development	—	—%	18	—%	(100)%
Selling and Marketing	1,814	4%	1,906	2%	(5)%
General and Administrative	10,296	20%	10,802	14%	(5)%
Operating (Loss) Income	$(4,293)	(9)%	$1,127	2%

Net Sales
During the nine months ended September 30, 2025, net sales were $50.9 million compared to net sales of $76.8 million during the nine months ended September 30, 2024. Product revenue for the nine months ended September 30, 2025 was $50.6 million compared to product revenue of $76.8 million for the nine months ended September 30, 2024. The decrease of $25.9 million was primarily due to a $27.9 million reduction in DaVita sales as a result of DaVita transitioning to a new supplier, partially offset by an increase of $2.0 million from price increases to other existing customers and sales to new customers. The three months ended September 30, 2024 included $5.4 million from a special large order of premium-priced product to DaVita. DaVita represented 17% and 47% of net sales during the nine months ended September 30, 2025 and 2024, respectively.
Net sales of non-product revenue were $0.3 million for the nine months ended September 30, 2025 from the recognition of the remaining deferred license revenue associated with Sun Pharmaceutical Industries Ltd. ("Sun Pharma"), Jeil Pharmaceutical Co., Ltd. ("Jeil Pharma") and Drogsan Pharmaceuticals ("Drogsan Pharma"). Non-Product revenue was not material for either period.
Gross Profit
Cost of sales for the nine months ended September 30, 2025 was $43.1 million, resulting in gross profit of $7.8 million for the nine months ended September 30, 2025, compared to cost of sales of $63.0 million and a gross profit of $13.9 million for the nine months ended September 30, 2024. The gross profit decrease of $6.1 million was primarily due to (i) a $5.5 million decrease in product sales, which includes $1.6 million from a special large order of premium-priced product to DaVita during the nine months ended September 30, 2024 that did not repeat during the 2025 period, (ii) an increase of $0.4 million in severance expense and $0.4 million of other costs related to the closure of the Greer manufacturing facility and (iii) an increase of $1.6 million in manufacturing costs, partially offset by a price adjustment of $1.7 million for DaVita purchases for the nine months ended September 30, 2025. Gross profit from non-product sales consists of $0.1 million associated with recognition of the remaining deferred license revenue associated with Sun Pharma, Jeil Pharma and Drogsan Pharma during the nine months ended September 30, 2025.
Research and Product Development Expense
Research and product development expenses were immaterial for the each of nine months ended September 30, 2025 and 2024 due to the decision to pause all research and development related to Triferic in 2023.
Selling and Marketing Expense
Selling and marketing expenses were $1.8 million and $1.9 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease of $0.1 million is primarily due to lower employee compensation expenses.
General and Administrative Expense
General and administrative expenses were $10.3 million for the nine months ended September 30, 2025, compared to $10.8 million for the nine months ended September 30, 2024. The decrease of $0.5 million was primarily driven by decreases of (i) $0.5 million in administrative costs and (ii) $0.4 million in professional fees, partially offset by an increase of $0.4 million of stock-based compensation expense.
Other Expense
Total other expense of $0.5 million and $0.9 million for the nine months ended September 30, 2025 and 2024, respectively, was driven primarily by interest expense of $0.7 million in each period related to our debt facility (See Note 15 to the condensed consolidated financial statements included elsewhere in this Form 10-Q). The nine months ended September 30, 2025 was partially offset by $0.2 million of interest income, as well as realized gains on available-for-sale investments of $0.2 million.
Liquidity and Capital Resources
As of September 30, 2025, we had approximately $23.7 million of cash, cash equivalents and investments available-for-sale, and net working capital of $27.9 million. Based on the currently available net working capital along with the expectation of management of its ability to execute on its operational plans as discussed below, management believes the Company currently has sufficient funds to meet its operating requirements for at least the next twelve months from the date of the filing of this report.
Additionally, the Company's operational plans include raising capital, if needed, by using the $13.1 million remaining availability under its at-the-market ("ATM") facility or other methods or forms of financings, subject to existing limitations. Under the ATM, we have the ability to control the timing and floor price at which capital is raised.
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

The Company is subject to certain covenants and cure provisions under its Loan and Security Agreement (the "Loan Agreement") with Innovatus Life Sciences Lending Fund I, LP. As of September 30, 2025, the Company was in compliance with all covenants. On January 2, 2024, the Loan Agreement was amended to include, among other things, an interest-only period for 30 months, or up to 36 months if certain conditions are met, and extend the maturity date to January 1, 2029 (See Note 15 to the accompanying condensed consolidated financial statements).

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

On July 4, 2025, the U.S. enacted P.L. 119-21, a U.S. federal statute passed by the 119th United States Congress that includes tax and spending policies (the “Act”), which contains a broad range of tax reform provisions affecting businesses, including extending or reinstating certain provisions of the 2017 Tax Cuts and Jobs Act, tax relief measures, modifications of certain energy tax credits granted under the Inflation Reduction Act and limits on various tax deductions, among other key provisions. The Company evaluated the Act and concluded it will not have a material impact on its condensed consolidated financial statements.
Cash (Used In) Provided By Operating Activities
Net cash used in operating activities was $3.0 million for the nine months ended September 30, 2025 compared to net cash provided by operating activities of $3.3 million for the nine months ended September 30, 2024. The change in cash used in operating activities during the current period as compared to cash provided by operating activities in the prior period was primarily due to increases in (i) net loss of approximately $5.0 million and (ii) cash used in changes in current balance sheet accounts in the ordinary course of business of approximately $1.5 million, partially offset by (iii) non-cash adjustments of $0.3 million.
Cash Used In Investing Activities
Net cash used in investing activities was $4.4 million during the nine months ended September 30, 2025 compared to net cash used in investing activities of $4.5 million for the nine months ended September 30, 2024. Net cash used in investing activities during the nine months ended September 30, 2025 and 2024 was primarily driven by net cash payments from purchases and sales of our available-for-sale investments during each period of $4.0 million and $3.9 million, respectively.
Cash Provided By Financing Activities
Net cash provided by financing activities was $5.3 million during the nine months ended September 30, 2025 compared to net cash provided by financing activities of $4.6 million for the nine months ended September 30, 2024. Net cash provided by financing activities during the nine months ended September 30, 2025 was primarily due to the gross proceeds from the issuance of common stock in connection with the ATM facility of $7.8 million, as defined and described in Note 11 to the condensed consolidated financial statements, partially offset by the cash paid in connection with the Evoqua Asset Acquisition of $1.6 million, as defined and described in Note 5 to the condensed consolidated financial statements. Net cash provided by financing activities for the nine months ended September 30, 2024 was primarily due to the gross proceeds from the issuance of common stock in connection with the ATM facility of $6.4 million, partially offset by the cash paid in connection with the Evoqua Asset Acquisition of $1.0 million.
Contractual Obligations and Other Commitments
Due to the contract-intensive nature of the Company's business, the Company has been and may in the future become involved in disputes or legal actions with its contract counterparties, which could have a negative impact on the Company's business, results of operations or financial condition.   See Note 13 to the condensed consolidated financial statements included elsewhere in this Form 10-Q for additional disclosures. There have been no other material changes from the contractual obligations and other commitments disclosed in Notes 14 and 15 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
Under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.
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

10.1
Employment Agreement, dated as of August 31, 2022, as amended, between the Company and Heather Hunter (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 29, 2025).

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

ROCKWELL MEDICAL, INC.
(Registrant)

Date: November 12, 2025	/s/ Mark Strobeck
Mark Strobeck, Ph.D. President, Chief Executive Officer and Director (Principal Executive Officer)