Form 10-K
period 2025-12-31
ROCKWELL MEDICAL, INC.
filed 2026-03-26
CIK 1041024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the registrant’s voting and non‑voting common equity held by non‑affiliates of the registrant on June 30, 2025 (computed by reference to the closing sales price of the registrant’s Common Stock as reported on The Nasdaq Capital Market on such date) was $28,688,982.
Number of shares outstanding of the registrant’s Common Stock, par value $0.0001, as of March 23, 2026: 39,405,302 shares.

Documents Incorporated by Reference
Portions of the registrant’s definitive Proxy Statement pertaining to the 2025 Annual Meeting of Stockholders, which the Registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the Registrant’s fiscal year ended December 31, 2025, are herein incorporated by reference in Part III of this Annual Report on Form 10‑K.

Forward Looking Statements
We make, or incorporate by reference, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, in this Annual Report on Form 10-K. All statements other than statements of historical fact are forward-looking statements. Our forward-looking statements are subject to risks and uncertainties and include information about our current expectations and possible or assumed future results of our operations. When we use words such as “may,” “might,” “will,” “should,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” “could,” “plan,” “potential,” “predict,” “forecast,” “project,” “intend,” "focus on," or similar expressions, or make statements regarding our intent, belief, or current expectations, we are making forward-looking statements. Our forward looking statements also include, without limitation, statements about our liquidity and capital resources; our ability to continue as a going concern; our ability to successfully integrate acquisitions; our ability to raise additional capital; our ability to successfully implement certain cost containment and cost-cutting measures; our ability to achieve and maintain profitability; our ability to successfully execute on our business strategy; and statements regarding our anticipated future financial condition, operating results, cash flows and business plans. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different from the anticipated future results, performance or achievements expressed or implied by any forward-looking statements. Such business, economic and competitive uncertainties include:
•our ability to compete against other companies;
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
•our ability to grow our business, and the future growth of our addressable market and the introduction of new therapies targeting CKD;
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
•the effects of macroeconomic conditions (including as a result of tariffs), geopolitical events and pandemics on patients, our customers and distributors, and our business, including manufacturing operations and suppliers;
•the availability of adequate reimbursement for our products from insurance companies and the government;
•our ability to use existing inventory before shelf-life expiration;
•the safety and efficacy of our products;
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

PART I
Item 1.    Business.
Unless otherwise indicated in this Annual Report on Form 10-K “we,” “our,” “us,” “the Company,” "Rockwell," “Rockwell Medical,” and other similar terms refer to Rockwell Medical, Inc., together with its consolidated subsidiaries. You are advised to read this Annual Report on Form 10-K in conjunction with other reports and documents that we file from time to time with the Securities and Exchange Commission (“SEC”). In particular, please read our definitive proxy statement, which will be filed with the SEC in connection with our 2026 annual meeting of stockholders, our quarterly reports on Form 10-Q and any current reports on Form 8-K that we may file from time to time. You can access free of charge on our website copies of these reports as soon as practicable after they are electronically filed with the SEC. The SEC also maintains a website on the internet that contains reports, proxy and information statements and other information regarding issuers, such as us, that file electronically with the SEC.
CitraPure®, Dri-Sate®, RenalPure®, and SteriLyte® are registered trademarks of Rockwell Medical. This Annual Report on Form 10-K contains references to our trademarks and trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Annual Report, including logos, artwork, and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other company.
BUSINESS OVERVIEW
Rockwell Medical is a healthcare company that develops, manufactures, commercializes, and distributes a portfolio of hemodialysis products for dialysis providers worldwide.
The Company is a supplier of liquid and dry, acid and bicarbonate concentrates for dialysis patients in the United States. Hemodialysis is the most common form of end-stage kidney disease treatment and is usually performed in freestanding outpatient dialysis centers, hospital-based outpatient centers, skilled nursing facilities, or a patient’s home. This represents a large market opportunity for which we believe Rockwell's products are well-positioned to meet the needs of patients.
Rockwell manufactures hemodialysis concentrates under current Good Manufacturing Practices ("cGMP") regulations at its two facilities in Michigan and Texas and manufactures dry acid concentrate mixers at its facility in Iowa. The Company previously operated a manufacturing and warehouse facility in South Carolina, but the Company concluded manufacturing at that facility in the third quarter of 2025 as part of its ongoing efforts to streamline operations and improve efficiency.
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

SIGNIFICANT 2025 HIGHLIGHTS
Rockwell Medical's key developments from 2025 include:
•In February 2025, we added a single-use bicarbonate cartridge to our hemodialysis concentrates product portfolio that is 510(k) approved by the FDA and comes in two sizes, 720 grams and 900 grams.
•In February 2025, we achieved the 'Great Place to Work' certification from Great Place to Work® for the third year in a row.

•In June 2025, we maintained our membership on the Russell Microcap® Index for the third year in a row.
•In July 2025, we signed a multi-year product purchase agreement with Innovative Renal Care, one of the largest dialysis service providers in the United States.
•In September 2025, Heather Hunter was promoted to Chief Operating Officer.
•In September 2025, we were named a Fortune 'Best Workplaces in Manufacturing & Production' in the small & medium category for the second year in a row.
•In the fourth quarter of 2025, we added 30 new customers in the western portion of the United States. As a result, the western U.S. accounts for more than 10% of our customer clinic footprint.
•In November 2025, we named Rashad Brown as Vice President, Manufacturing and Supply Chain.
•In November 2025, we appointed Joe Dawson to the Company's board of directors.
•In December 2025, we amended our Amended and Restated Product Purchase Agreement (the "Amended Agreement") dated September 18, 2023 with DaVita, Inc. ("DaVita"), extending the term through December 31, 2026. As part of the amendment, product pricing will be increased for the extended term.
OUR STRATEGY
Rockwell Medical is focused on innovative, long-term growth strategies that deliver exceptional value to the healthcare system and provide a positive impact on the lives of patients.
Rockwell’s business strategy is centered on three core elements:
1)Create a profitable, leading hemodialysis concentrates business servicing hemodialysis centers in the United States and internationally;
2)Build a diversified portfolio of renal care or other medical products that integrate into our business infrastructure; and
3)Seek the next advancement in renal care to drive innovative treatments for patients.

Rockwell Medical continues to focus on driving growth and identifying opportunities that have the potential to improve the Company's performance so we can serve more patients, clinics, and major medical centers around the world.
OUR BUSINESS
Rockwell's core business is to provide dialysis clinics and the patients they serve with the highest quality products supported by the best customer service in the industry.
Hemodialysis is the most common form of end-stage kidney disease treatment and is typically performed in freestanding outpatient dialysis centers, hospital-based outpatient centers, skilled nursing facilities, or a patient’s home. Our hemodialysis concentrates products are used to sustain a patient's life by removing toxins and balancing electrolytes in a dialysis patient’s bloodstream.
Rockwell's products are vital to vulnerable patients with end-stage kidney disease. We are an established leader in manufacturing and delivering high-quality hemodialysis concentrates and dialysates, along with certain ancillary products, to dialysis providers and distributors in the United States and abroad. All of our concentrate products are manufactured according to the Association for the Advancement of Medical Instrumentation ("AAMI") guidelines and cGMP regulations. Our concentrate products are diluted with purified water on-site at the clinic in the dialysis machine, creating dialysate, which works to clean the patient’s blood. Rockwell currently provides a portfolio of hemodialysis concentrates products to 294 customers, including all five of the leading dialysis providers in the United States.
Our Products:
There are over 490,000 patients in the United States who undergo dialysis treatment each year, increasing 1% to 3% annually. Patients undergoing dialysis typically receive treatment three times per week, or approximately 156 times per year. Each treatment consumes approximately three gallons of concentrates which translates to 230 million gallons of concentrates used annually in the United States. Most patients who have their dialysis treatment performed at a free-standing clinic have significant and irreversible loss of kidney function. These are commonly referred to as “chronic” dialysis patients. Patients who undergo dialysis in hospitals for temporary loss of kidney function are typically referred to as “acute” dialysis patients. The small percentage of chronic dialysis patients who receive their treatment at home are referred to as “home” dialysis patients. In each setting, a dialysis machine dilutes concentrated solution, such as Rockwell’s concentrate products, with purified water. The resulting solution is called dialysate. Dialysate is pumped through an artificial kidney or filter (called a dialyzer) while the patient’s blood is pumped through a semi-permeable membrane inside the dialyzer in the opposite direction the dialysate is flowing. The dialysate can exchange bicarbonate, sodium, calcium, magnesium and potassium into the patient’s blood, while removing fluid and waste. Dialysate generally contains dextrose, sodium chloride, calcium, potassium, magnesium, sodium bicarbonate, and citric acid or acetic acid. The patient’s physician chooses the proper concentrations required for each patient based on such patient’s needs.
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
Bicarbonate Cartridges
Rockwell Medical's single-use, premium grade bicarbonate cartridge contains sodium bicarbonate concentrate powder and is packaged in either 720 grams or 900 grams disposable canisters. Our bicarbonate cartridge is designed to be used for a single dialysis treatment on a compatible hemodialysis device and is packaged with ten cartridges in one case.
Dry Acid Concentrate Mix System
Rockwell Medical's Dry Acid Concentrate Mix System is 510(k) approved for exclusive use with Rockwell Medical's CitraPure and Dri-Sate dry acid products and enables the clinic to mix acid concentrate on-site. Clinics using our dry acid concentrate products realize numerous advantages, including lower cost per treatment, reduced storage space requirements, reduced number of deliveries and more flexibility in scheduling deliveries, while enabling us to reduce distribution and warehousing costs.

Ancillary Products
We offer essential ancillary products to select customers including 5% acetic acid cleaner, citric acid descaler, water softener salt pellets, and other supplies used by hemodialysis providers.
Market Opportunity:
Rockwell is the leading supplier of liquid bicarbonate concentrates and one of the largest suppliers of acid and dry bicarbonate concentrates for dialysis patients in the United States. Based on an independent research report that the Company commissioned from L.E.K. Consulting LLC in 2022, the hemodialysis concentrates market in the U.S. is projected to grow to approximately $560 million by 2028, up from $450 million in 2024. This is driven primarily by an increasing number of patients suffering from end-stage kidney disease. Hemodialysis concentrates represent a large market opportunity for which we believe Rockwell's products are well-positioned to meet the needs of patients. Rockwell is a leading supplier that has the scalability to manufacture and deliver to the more than 12,000 individual purchasing facilities (including outpatient dialysis clinics and hospitals) in the United States along with select international markets.
Sales and Marketing:
Our commercial organization supports the Company's vision to focus its efforts on driving Rockwell Medical towards sustainable profitability. Our commercial team is focused on expanding revenue within our current customer base and seeking to grow revenue through the addition of new accounts to increase Rockwell's overall market share within the hemodialysis concentrates sector. We focus on creating long-term partnerships with customers, securing appropriate pricing for our products, and delivering high-quality product to our customers for use with their patients.
Customers:
Rockwell currently serves 294 customers, highlighted by all five of the leading dialysis providers in the United States, including Fresenius and DaVita. Rockwell's customer mix is diverse, with most customer sales concentrations under 10%. However, one customer, DaVita, accounted for 16% of our total net product sales in 2025 and 45% of our total net product sales in 2024. No other current customer accounted for more than 10% of sales in either of the last two years. Dialysate concentrates accounted for 100% of our revenue for the year ended December 31, 2025, of which approximately 88% of our sales was to distributors and customers for use in the United States.
On September 18, 2023, Rockwell and DaVita entered into an Amended Agreement, which amended and restated the Product Purchase Agreement, dated July 1, 2019, as amended, under which the Company supplies DaVita with certain dialysis concentrates. Under the Amended Agreement, the Company and DaVita agreed to an increase in product pricing, effective September 1, 2023 and a one-time payment of $0.4 million to the Company on or after December 1, 2023. The term of the Amended Agreement was scheduled to expire on December 31, 2024. Prior to the expiration, the Company received written notice from DaVita, notifying the Company that DaVita intended to extend the term of the Amended Agreement through December 31, 2025 (the "Extension Term"). Product pricing was increased for the Extension Term. DaVita subsequently indicated that it would completely transition to another supplier by mid-2025. While DaVita did significantly reduce its product purchases from Rockwell, DaVita did not completely transition its business to a different supplier. On December 31, 2025, the Company and DaVita entered into a second amendment (the "Second Amendment") to the Amended Agreement which extended the term by one additional year to December 31, 2026 (the "Second Extension Term"). The Second Amendment also provides for a price increase on the products sold under the Amended Agreement for the Second Extension Term. See "Material Agreements" below for more information on the Amended Agreement.
In 2025, Rockwell Medical signed several new long-term product purchase agreements with university medical centers, kidney centers and hospital systems. One notable new product purchase agreement was with Innovative Renal Care, one of the largest dialysis service providers in the United States, which will remain in effect for three years with the option to extend for an additional one-year period. Rockwell Medical also worked to renew and expand existing product purchase agreements. One notable expansion was with the largest provider of dialysis in skilled nursing facilities in the United States. This product purchase agreement is in effect for three years with the option to renew for one additional year and includes supply and purchasing minimums. The Company also added new customers in the western portion of the United States. As a result, the western U.S. now accounts for more than 10% of the Company's customer clinic footprint.
We supply dialysis concentrates to distributors serving over 30 foreign countries, primarily in the Americas and the Pacific Rim.

Our total international sales accounted for approximately 12% and 9% of our total sales in 2025 and 2024, respectively.
Our significant customers are important to our business, financial condition and results of operations. The loss of any significant accounts could have a material adverse effect on our business, financial condition and results of operations.
See Item 1A “Risk Factors” for a discussion of certain risks related to our key customers and a discussion of certain risks related to our foreign sales.
Competition:
In the United States, our principal competitors for concentrate products are Fresenius Medical Care NA (“Fresenius”) and Nipro Medical Corporation, a subsidiary of Nipro Corporation Japan (“Nipro”).
Fresenius is a vertically integrated manufacturer and marketer of dialysis devices, drugs and supplies and operator of dialysis clinics, which has substantially greater financial, technical, manufacturing, marketing, and research and development resources than we do. Fresenius, through its Fresenius Kidney Care division, operates approximately 2,600 clinics and treats approximately 37% of the in-center hemodialysis patients in the United States. Fresenius also manufactures and sells a full range of renal products, including dialysis machines, dialyzers, concentrates, and other supplies used in hemodialysis. Fresenius services clinics owned by others with its products where it commands a market leading position in its key product lines. Fresenius manufactures its concentrates in its own regional manufacturing facilities. Fresenius is also a Rockwell customer.
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

Distribution and Delivery Operations:
We deliver the majority of our hemodialysis concentrates products and mixers to dialysis clinics and hospitals throughout the United States via our subsidiary, Rockwell Transportation, Inc., which operates a fleet of trucks used to deliver products to our customers, with the remaining hemodialysis concentrates products and mixers being transported via other third-party carriers and distribution partners. We deliver our hemodialysis concentrates products and mixers internationally solely utilizing third-party carriers and distribution partners.
MATERIAL AGREEMENTS
Products Purchase Agreement with DaVita
On September 18, 2023, Rockwell and DaVita entered into the Amended Agreement, which amended and restated the Product Purchase Agreement, dated July 1, 2019, as amended, under which the Company supplies DaVita with certain dialysis concentrates. Under the Amended Agreement, the Company and DaVita agreed to an increase in product pricing, effective September 1, 2023 and a one-time payment of $0.4 million to Rockwell on or after December 1, 2023. The term of the Amended Agreement was scheduled to expire on December 31, 2024. Prior to the expiration, the Company received written notice from DaVita that DaVita intended to extend the term of the Amended Agreement through December 31, 2025 (the "Extension Term"). Product pricing was increased for the Extension Term. DaVita subsequently indicated that it would completely transition to another supplier by mid-2025. While DaVita did significantly reduce its product purchases from Rockwell, DaVita did not completely transition its business to a different supplier. On December 31, 2025, the Company and DaVita entered into the Second Amendment, which extended the term of the Amended Agreement by one additional year to December 31, 2026. The Second Amendment also provides for a price increase on the products sold under the Amended Agreement for the Second Extension Term.
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
Device Classification
Under the FD&C Act, medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of regulatory control needed to provide reasonable assurances of safety and effectiveness.
Class I includes devices with the lowest risk to the patient and consists of devices for which safety and effectiveness can be reasonably assured through adherence to General Controls. General Controls require compliance with the applicable portions of the FDA’s Quality System Regulation ("QSR"), which is being transitioned to the Quality Management System Regulation, facility registration and product listing, reporting of adverse events and malfunctions, and appropriate, truthful and non-misleading labeling and promotional materials. Some Class I devices also require premarket clearance by the FDA through the 510(k) premarket notification process described below. However, most Class I products are exempt from the premarket notification requirements.
Class II devices are those that are subject to the General Controls, as well as Special Controls as deemed necessary by the FDA to ensure the safety and effectiveness of the device. These Special Controls can include performance standards, post market surveillance, patient registries, and FDA guidance documents. Most Class II devices are subject to premarket review and clearance by the FDA, which is accomplished through the 510(k) premarket notification process.
Class III devices include those deemed by the FDA to pose the greatest risk such as life-supporting or life-sustaining devices, or implantable devices, and devices found not substantially equivalent following the 510(k) process. The safety and effectiveness of Class III devices cannot be reasonably assured solely by the General Controls and Special Controls described above. Therefore, these devices are subject to the Premarket Approval ("PMA") application process, which is generally more costly and time-consuming than the 510(k) process. Through the PMA application process, the applicant must submit data and information demonstrating reasonable assurance of the safety and effectiveness of the device for its intended use to the FDA’s satisfaction.
510(k) Pathway
To obtain marketing authorization for certain Class II and some Class I medical devices, a manufacturer must submit a premarket notification to the FDA under Section 510(k) of the FD&C Act demonstrating that the proposed device is “substantially equivalent” to a legally marketed predicate device. A predicate device is a device that is legally marketed in the United States and is not subject to premarket approval, including (i) a device that was legally marketed prior to May 28, 1976 (pre-amendments device) and for which a PMA is not required, (ii) a device that has been reclassified from Class III to Class II or I, or (iii) a device that was found substantially equivalent through the 510(k) process.
To establish “substantial equivalence,” the proposed device must have the same intended use as the predicate device, and either (i) the same technological characteristics as the predicate device or (ii) different technological characteristics that don't raise different questions of safety or effectiveness than the predicate device and are supported by appropriate data demonstrating that the device is at least as safe and effective as the predicate. Clinical data are not always required to support a determination of substantial equivalence.
Upon submission, the FDA conducts an administrative review to determine whether the 510(k) is sufficiently complete to permit substantive review. If the submission does not meet the applicable acceptance criteria, the FDA may refuse to accept (“RTA”) the submission. If accepted, the FDA conducts a substantive review to determine whether the device is substantially equivalent to the identified predicate. By statute, the FDA is required to review a 510(k) within 90 days of receipt; however, the review timeline is frequently extended due to requests for additional information and the time required for the applicant to respond. As a result, the time to clearance can vary significantly and may extend well beyond the statutory review period. There can be no assurance that any 510(k) submission will be cleared by the FDA.
If the FDA determines that the device is not “substantially equivalent” to a predicate device, the device is automatically classified into Class III by operation of law, unless and until it is reclassified. In such case, the manufacturer must either submit and obtain approval of a PMA application or pursue reclassification of the device through the de novo classification process, if eligible.
After a device receives 510(k) clearance, the manufacturer must assess whether any modification to the device — including changes to design, materials, manufacturing processes, software, labeling, packaging, sterilization and intended use — requires submission of a new 510(k) or, in some circumstances, a PMA. FDA regulations require a new 510(k) if a modification could significantly affect its safety or effectiveness of the device or constitutes major change in the intended use of the device. Although manufacturers are responsible in the first instance for making this determination, the FDA may review and disagree with a manufacturer’s conclusion. If the FDA determines that a new 510(k) clearance or PMA approval is required for a modified device that has already been marketed, the Company may be required to cease distribution, recall the device, or seek appropriate authorization, and could be subject to enforcement action, including warning letters, civil monetary penalties, or other sanctions.

Devices for which there is no legally marketed predicate device are automatically classified into Class III, regardless of risk. The de novo classification process provides a pathway for certain novel devices presenting low to moderate risk to be classified into Class I or Class II, rather than being subject to the PMA requirements applicable to Class III devices.
Under current law, a manufacturer may submit a de novo request either (i) after receiving a “not substantially equivalent” determination in response to a 510(k) submission or (ii) directly, without first submitting a 510(k), if the manufacturer determines that no legally marketed predicate device exists. The FDA is required by statute to classify the device within 120 days of receipt of the de novo request; however, the review process often exceeds this timeframe due to requests for additional information and interactive review. If the FDA grants a de novo request, the device is classified into Class I or Class II and may be subject to General Controls and, for Class II devices, Special Controls. The classification may also serve as a predicate for future 510(k) submissions. If the FDA declines to grant the de novo request, the device remains classified in Class III and would require approval of a PMA application before marketing.
PMA Pathway
Class III medical devices—generally those that support or sustain human life, are of substantial importance in preventing impairment of human health, or present a potential unreasonable risk of illness or injury—are subject to the FDA’s Premarket Approval (“PMA”) process unless reclassified. A PMA is required when a device cannot be authorized for marketing through the 510(k) premarket notification or de novo classification pathways.
A PMA application must be supported by valid scientific evidence demonstrating reasonable assurance of safety and effectiveness of the device for its intended use. A PMA typically includes extensive technical, preclinical, and clinical data; information regarding the device’s design and components; manufacturing information; proposed labeling; and other information required by the FDA. Clinical studies supporting a PMA must generally be conducted under an investigational device exemption (“IDE”) and in compliance with applicable FDA regulations.
Following receipt of a PMA, the FDA conducts an initial administrative review to determine whether the application is sufficiently complete to permit a substantive review. If the FDA determines that the PMA is incomplete, it may refuse to file the PMA. If the application is filed, the FDA begins an in-depth substantive review. By statute the FDA has 180 days to review a filed PMA; however, the review process typically extends beyond this period, often significantly, due to the complexity of the submission, requests for additional information, and other factors. During this review period, the FDA may issue deficiency letters requesting additional data or clarification. If an applicant fails to adequately respond to an FDA request for additional information (e.g., major deficiency letter) within the time specified by the FDA (generally up to 180 days per deficiency letter) the FDA may consider the PMA withdrawn. In connection with its review, the FDA may refer the PMA to an advisory panel of independent experts for review and recommendation at a public meeting. Although the FDA considers the panel’s recommendation, it is not bound by it. The FDA also typically conducts inspections of clinical trial sites to verify data integrity and compliance with applicable regulations, as well as pre-approval inspections of manufacturing facilities to assess compliance with the Quality System Regulation.
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
As a condition of PMA approval, the FDA may require post-approval studies or postmarket surveillance to gather additional long-term safety and effectiveness data. The FDA has authority to require postmarket surveillance for certain devices, including devices that are permanent implants, life-supporting or life-sustaining devices used outside a device user facility, or devices the failure of which would be reasonably likely to have serious adverse health consequences. The FDA may also impose other post-approval requirements, including restrictions on labeling, promotion, distribution, or use of the device. Failure to comply with PMA requirements or post-approval conditions may result in enforcement action, including withdrawal of approval, product recalls, civil monetary penalties, or other regulatory sanctions, which could materially adversely affect our business, financial condition, and results of operations.
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
•PMA annual reporting requirements;
•PMA supplements or submission of a new 510(k) for certain production modifications;
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
Additionally, manufacturers are subject to unannounced or unscheduled inspections by the FDA to determine compliance with the QSR, which cover the methods and the facilities and controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, handling, storage, and distribution of finished devices intended for human use. The QSR also requires, among other things, maintenance of a device master record, device history file, and complaint files. Manufacturers are also subject to periodic scheduled inspections by the FDA. A failure to maintain compliance with the QSR requirements could result in the shut-down of, or restrictions on, manufacturing operations and the recall or seizure of products. The discovery of previously unknown problems with products, including unanticipated adverse events or adverse events of increasing severity or frequency, whether resulting from the use of the device within the scope of its clearance or approval or off-label by a physician in the practice of medicine, could result in restrictions on the device, including the removal of the product from the market or voluntary or mandatory device recalls. In addition, the FDA can issue warning letters, impose injunctions, suspend regulatory clearance or approvals, ban certain medical devices, detain or seize adulterated or misbranded medical devices, order repair, replacement or refund of these devices, and require notification of health professionals and others with regard to medical devices that present unreasonable risks of substantial harm to the public health. The FDA may also initiate action for civil penalties and/or criminal prosecution of such violations.
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
In August 2022, Congress passed the Inflation Reduction Act (“IRA”), which, among other things, authorizes CMS to negotiate prices of certain drugs and imposes inflation-based rebates on drug manufacturers. While these provisions to not directly apply to medical devices, broader healthcare cost containment efforts or changes in reimbursement policies that may result from the IRA or similar legislation could indirectly affect demand for our products or the pricing environment in which our customers operate.
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
•U.S. federal consumer protection and unfair competition laws, which broadly regulate marketplace activities that potentially harm customers; and
•state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to items or services reimbursed by any third-party payor, including commercial insurers, state laws requiring device companies to comply with specific compliance standards, restrict payments made to healthcare providers and other potential referral sources, and report information related to payments and other transfers of value to healthcare providers or marketing expenditures, and state laws related to insurance fraud in the case of claims involving private insurers.
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
However, since medical practice and governmental regulations differ across regions, further testing may be needed to support market introduction in some foreign countries. Some foreign regulatory agencies may require additional studies involving patients located in their countries. In the European Union, medical devices are regulated under the EU Medical Device Regulation (EU) 2017/745, which imposes enhanced clinical evidence, post-market surveillance, and conformity assessment requirements. Even after foreign approvals are obtained, further delays may be encountered before products may be marketed. Issues related to import and export can delay product introduction. Many countries require additional governmental approval for price reimbursement under national health insurance systems.
PATENTS, TRADEMARKS AND TRADE SECRETS
We have several trademarks and service marks used on our products and in our advertising and promotion of our products, and we have applied for registration of such marks in the United States and foreign countries. Most such applications have resulted in registration of such trademarks and service marks.
As of December 31, 2025, we owned or had the rights to, patents that include claims to ferric pyrophosphate citrate ("FPC") in both dialysate and IV compositions, formulations and methods of making and parenteral nutritional compositions, including Triferic. None of these are material to our business. We have also allowed several patents and applications that are not material to our business to lapse.
See Item 1A “Risk Factors” for a discussion of certain risks related to our intellectual property.
Human Capital
As of December 31, 2025, we had 157 employees, substantially all of whom are full time employees. Our arrangements with our employees are not governed by any collective bargaining agreement. Our employees are employed on an “at‑will” basis.
Our key human capital management objectives are to identify, recruit, integrate, retain and motivate our new and existing employees. We believe that our compensation and benefit programs are appropriately designed to attract and retain qualified talent. Employees receive an annual base salary and are eligible to earn a performance-based merit increase and cash bonuses. To create and maintain a successful work environment, we offer a robust package of additional benefits that support the physical and mental health and wellness of our employees and their families. Additionally, we grant equity awards to enable directors, officers, senior and manager-level employees to share in the performance of the Company.
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
•Newer treatment methods and newly available medications may decrease the need for concentrates. Our business is highly regulated, resulting in additional expense and risk of noncompliance that can materially and adversely affect our business, results of operations, financial position and cash flows.
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
•Our existing capital resources may not be adequate to finance our operating cash requirements in the future and additional capital that we may need to operate or expand our business may not be available.
•We have limited capital resources and will likely need additional funding to operate and expand our business. If we are unable to raise additional capital on attractive terms, or at all, we may be unable to grow our operations.

RISKS RELATED TO OUR BUSINESS

We face competition in the concentrates market and have large competitors with substantial resources.

The primary competitors in the market for our concentrates products are Fresenius, a large, diversified healthcare company headquartered in Germany with global operations, and Nipro, a large medical equipment manufacturing company headquartered in Japan with U.S. operations, each of which has financial, technical, manufacturing, marketing, research and management resources substantially greater than ours. We may not be able to successfully compete with these companies. Both companies have historically used product bundling and low pricing for concentrates as a competitive strategy to capture market share for their broader renal product portfolios. We may be at a disadvantage in competing against these strategies to sell concentrates products since we do not have a broader renal product portfolio to use as leverage when negotiating contracts. Furthermore, Fresenius is vertically integrated and is the largest provider of dialysis services in the United States, treating approximately 37% of all U.S. in-center hemodialysis patients through its clinics. Fresenius has routinely acquired our customers, and it may acquire more of our customers in the future. In addition to Fresenius, Nipro may be seeking to increase its market share of the domestic concentrates market, which, if successful, could have an impact upon our market share and profitability. In addition, certain national medical products distributors have recently expanded their logistical capabilities to reach the outpatient dialysis space, which may also have an impact on the competitive landscape and threaten our business, which has historically focused on service as a differentiator.

A small group of customers account for a substantial portion of the end user sales of our concentrate products. The loss of any of these customers could materially and adversely affect our business, results of operations, financial position and cash flows.

Sales of our medical device products are highly concentrated among a small group of customers. Prior to 2025, one customer accounted for nearly half of our sales and for a substantial number of the clinics we supplied. While we continue to sell to that customer, sales are now substantially reduced compared to before 2025. We now have a group of larger customers, both domestic and international, that account for a significant portion of our business. The loss of any of these significant customers could materially and adversely affect our business, results of operations, financial position and cash flows.

Advancements in treatment modalities for end stage kidney disease and the introduction of new pharmacologic therapies may reduce demand for our hemodialysis concentrate products.

The market for our hemodialysis concentrate products depends on the continued utilization of in-center hemodialysis as a primary treatment modality for patients with end stage kidney disease (“ESKD”). However, the treatment landscape for ESKD is evolving. Technological advances, alternative renal replacement therapies, and newly developed pharmacologic agents may reduce the number of patients requiring conventional hemodialysis or may decrease the frequency or intensity of hemodialysis treatments.

For example, increased adoption of home-based dialysis modalities, including peritoneal dialysis and home hemodialysis, as well as improvements in kidney transplantation outcomes, may reduce reliance on in-center hemodialysis services. In addition, the development and commercialization of innovative therapies and devices, including wearable or implantable artificial kidney technologies, regenerative medicine approaches, and other emerging treatment options, could further diminish the demand for traditional hemodialysis.

Moreover, recently approved or future pharmacologic therapies designed to treat diseases for which chronic kidney disease (“CKD”) is a comorbidity, slow the progression of CKD or better manage complications associated with ESKD may delay or reduce the need for dialysis initiation. Emerging clinical evidence indicates that certain glucagon-like peptide-1 (“GLP-1”) receptor agonists may effectively treat the diseases for which CKD is a comorbidity and may also slow the progression of CKD in some patient populations. Because diabetes and obesity are leading contributors to CKD and ESKD, broader adoption of GLP-1 therapies and other novel metabolic treatments could reduce the incidence of CKD or delay its progression to ESKD and therefore reduce the number of patients requiring dialysis. To the extent these therapies decrease the number of patients who progress to dialysis-dependent kidney failure, or meaningfully delay dialysis initiation, demand for in-center hemodialysis treatments may decline over time. In addition, broader clinical adoption of such therapies, changes in clinical practice guidelines, or shifts in reimbursement policies favoring alternative treatments could adversely affect the volume of hemodialysis treatments administered.

If the number of patients receiving in-center hemodialysis decreases, demand for our products could also decrease. Any significant reduction in demand for our hemodialysis concentrates would adversely affect our revenues, profitability, and cash flows, and could materially and adversely affect our business, results of operations, financial position and cash flows.

If our customers move back to entering into long-term bundled product contracts with suppliers, our business could suffer.

The hemodialysis business experiences market cycles of customers seeking bundled and unbundled product offerings. Several of our competitors offer broad renal product portfolios and utilize a bundling approach when contracting with dialysis providers and hospitals. While the dialysis customer base currently seems to be moving away from restrictive bundled contracts, which has improved market access for Rockwell, there have been cycles in the past in which purchasing bundled products was in favor. We do not currently have a full renal product portfolio to leverage as a comprehensive or bundled offering to providers, as we do not sell dialysis machines, certain dialysis machine-related disposables, or certain pharmaceutical products used as part of dialysis treatments. If the current cycle shifts toward customers preferring bundled contracts across a wide range of dialysis-related products, our business could suffer due to lost sales.

We have been, and may continue to be, materially and adversely affected by increases in raw material, labor and transportation costs and may be unable to recover certain costs due to provisions in our contracts that limit price increases, and we may lose other customers due to price sensitivity.

A significant portion of our costs relate to chemicals and other raw materials and transportation and we have no control over the price of such materials and services. We may not be able to recover a portion of such costs due to provisions in our agreements with our customers that cap price increases. The costs of chemicals and other raw materials are subject to price volatility based on supply and demand (including any volume discounts based on our manufacturing needs) and are highly influenced by the overall level of economic activity in the United States and abroad, which may be affected by changes in U.S. trade policies, including tariffs and other trade restrictions or the threat of such actions. In addition, labor costs have been steadily rising, and our manufacturing process is labor intensive, which increases our costs to produce our products. Rising labor costs also impact our transportation division, where we have fixed sale prices with delivery commitments to customers and thus may be required to absorb increased shipping costs.

These costs have tended to rise from year to year and are likely to continue to rise in the future. In the past year, raw materials costs have increased significantly, due to short supply and excess demand. In addition, in some regions, we have a single source of raw materials, which makes us particularly sensitive to cost increases. Transportation also comprises a significant portion of our costs. In the past, we have been adversely affected by a general shortage in commercial truckers in the United States and significant increases in labor and fuel costs. The recent spike in global oil prices due to the conflict in the Middle East may further increase our fuel, shipping and input costs, particularly if the price increase is sustained. In addition, we have experienced a nationwide shortage of diesel fuel in the United States or a significant increase in the price of diesel fuel, which we use to run our delivery trucks. An increase in the cost of diesel fuel or lack of availability of diesel fuel could significantly increase our costs or require us to find another way to deliver our products to clinics, including through use of third-party freight. If we are unable to do so, we could be in breach of our contracts. In addition, any increase in the use of third-party freight would significantly increase our costs, which we may not be able to pass on to our customers.

We expect that if we continue to be subject to the limitations on price increases in our contracts, increasing costs and decreasing volumes may continue to negatively impact our profit margins and materially and adversely affect our financial position and results of operations.

A portion of our customers do not have contracts with us and buy products strictly on a purchase order basis. Others are under contract, but the agreements may not contain purchasing minimums. In addition, if we do have contracts with our customers, some allow for price increases only once per year. In situations where we are able to increase prices to keep up with our costs, including through surcharges and other methods, we may lose customers if such customers are unwilling to pay higher prices. Any inability to pass along costs, decrease in demand or loss of customers would result in lost revenue for the Company and may negatively impact our financial position and results of operations.

Unfavorable weather, economic conditions or supply shortages could materially and adversely affect our business, financial condition or results of operations.

Our results of operations could be materially and adversely affected by general weather conditions, as well as conditions in the United States and global economy and in the global financial markets. A severe weather or other geological event in our locations or those of our suppliers, or prolonged economic downturn or persistent inflation have and could continue to result in a variety of risks to our business, including our ability to recover our costs or to raise additional capital when needed on acceptable terms, if at all. Severe weather events have forced us to close our manufacturing facilities temporarily, which strains our production. In addition, weather-related events may jeopardize our ability to deliver our products as required by our contracts. A weak or declining United States or global economy, or changes in U.S. trade policies, including tariffs and other trade restrictions or the threat of such actions, could also strain our suppliers, possibly resulting in supply disruption. In addition, due to macro-economic conditions in the global economy (including inflation), there have been shortages in raw materials, parts and fuel that we need to run our business. For example, from time to time, our suppliers have experienced shortages in bicarbonate and acid, which are components of our dialysis concentrates, and parts needed for our equipment to make certain of our products. Diesel fuel has also been in short supply in the United States at times and our delivery trucks run on diesel. While we have been able to minimize the impact of these disruptions to date, there can be no assurance that we will continue being able to do so. Any of the foregoing could harm our business, and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

Certain aspects of our production and other processes are manual, which introduces risk of error and may result in rising production costs.

Certain aspects of the production of our hemodialysis concentrates products are manual and involve considerable unskilled labor. The manual nature of production can introduce the risk of error. In addition, manual processes involving high amounts of labor can result in significant production costs. Many of our products are “made to order,” which can further increase production costs, as we have to frequently change production runs. Unless we are able to further automate our production processes, our costs may continue to increase and we may be unable to recover those rising costs or may lose customers altogether if they are unwilling to pay higher prices, which could negatively impact our financial position.

We may not be successful in expanding our business or in our business development efforts related to in-licensing, acquisitions or other business collaborations. Even if we are able to enter into business development arrangements, they could have a negative impact on our business and our profitability.

We may seek to make acquisitions or enter into business development arrangements in our concentrates business to expand our customer base or geographic footprint. In addition, as part of our business strategy, we may seek to acquire or in-

license products or product candidates that we believe are a complementary fit with our business, as well as other product or product candidates that we believe have substantial development potential. We may not be able to identify such opportunities. If we do, the negotiation of such arrangements can be a lengthy, complex and expensive process and there can be no assurance that any such negotiations will be completed on a timely basis or at all or result in an arrangement that will enable us to effectively integrate, develop and launch such products or product candidates effectively.

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

Our medical device products are life-sustaining and any failure to supply them to our customers could result in scrutiny and negatively impact our reputation and stock price.

Our hemodialysis concentrates products are critical to sustain the lives of patients who need them. Routine business actions we take under our contractual arrangements with customers or individual clinics, such as price increases or discontinuation of supply to customers who fail to pay us on time or at all, could mean that our customers may need to find alternative sources of supply and may not be able to serve their patients. This may result in increased governmental or other scrutiny on our business. Such actions could also result in reputational harm to us and have a negative impact on our stock price.

Market dynamics in the concentrates business have resulted in fluctuating volumes that could lead to the implementation of cost-saving measures that would have a material and adverse effect on our business.

Volumes have fluctuated in our concentrates business due to changes in patient census and cost saving measures implemented by our customers, including switching to single-use bicarbonate canisters and bags. If volumes decrease substantially, we may be forced to further consolidate our operations and curtail our activities to lower our fixed costs. While we expect that our fixed costs would be reduced by such actions, we may not be able to realize the full amount of that reduction if our variable costs (such as transportation) increase and we are unable to pass along those increases to our customers. In addition, a consolidation or restructuring of our business could lead to significant one-time costs related to exiting operations. Such a consolidation could have a material and adverse effect on our business, financial condition and results of operations.

Our business and operations would suffer in the event of a security breach, system failure, invasion, corruption, destruction or interruption of our or our business partners’ critical information technology systems or infrastructure.

In the ordinary course of business, we and our business partners store sensitive data, including intellectual property and proprietary information related to our business, our customers and our business partners, on our information technology systems. Despite the implementation of security measures, these systems are vulnerable to damage from computer viruses, unauthorized access, cyber-attacks, natural disasters, terrorism, war and telecommunication, electrical and other system failures due to employee error, malfeasance or other disruptions. We could experience a business interruption, monetary loss, intentional theft of confidential information or reputational damage, including damage to key customer and partner relationships, from system failures, espionage attacks, malware, phishing, social engineering, ransomware or other cyber-attacks. Such cyber-security breaches may compromise our system infrastructure or lead to data leakage, either internally or at our customers or business partners. Cybersecurity incidents, including phishing attacks and attempts to misappropriate or compromise confidential or proprietary information or sabotage enterprise IT systems, are becoming increasingly frequent and more sophisticated. Cybersecurity incidents increasingly involve the use of artificial intelligence and machine learning to launch more automated, targeted, and coordinated attacks on targets. The information and data processed and stored in our technology systems, and those of our strategic partners, contract research organizations, contract manufacturers, suppliers, distributors or other third parties for which we depend to operate our business, may be vulnerable to loss, damage, denial-of-service, unauthorized access or misappropriation.

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

We are highly dependent on the operations, sales, product development, and business development expertise of the principal members of our management, operations and sales team. We have hired executive-level employees who are leading our operational and functional initiatives. Although we have entered into employment agreements with our executives and key employees, each of them may terminate their employment with us at any time. We do not maintain “key person” insurance for any of our executives or other employees.

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

Finding production associates for our manufacturing facilities and truck drivers for certain routes in our transportation division has also presented challenges for us in the past. There is similarly competition for these workers. This competition has resulted in increasing compensation costs as we attempt to attract and retain workers.

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

RISKS RELATED TO OUR FINANCIAL POSITION

The reduction in sales to our largest customer required us to right size our operations and our inability to appropriately reduce our scale would have a negative impact on our results of operations and financial condition.

In the fall of 2024, we were notified by our largest customer that it would be moving a substantial portion of its business to another concentrates supplier in 2025. While we continue to sell to that customer, sales are now substantially reduced compared to before 2025. Because this customer represented approximately half of our sales volume, we reduced our cost structure to maintain our pricing and our profit margin. In August 2025, we ceased production in our South Carolina facility to reduce our overhead. We have also contracted a portion of our transportation operations to reduce costs. While we were able to cut our costs through these actions, we may seek to or be required to further reduce our costs or pass along cost increases to customers when contracts permit. We are also seeking to increase our sales to new and existing customers and expand our product portfolio to increase revenue in the wake of the decrease in sales from our largest customer. The recent restructuring of our operations could impact our ability to expand our business in the longer term should we be able to attract enough business to replace the revenue gap left by the loss of our largest customer.

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

In March 2020, we entered into the Loan Agreement with Innovatus to make certain term loans to the Company in the aggregate principal amount of up to $35 million. Net draw down proceeds at closing were approximately $21 million, net of estimated fees and expenses. On January 2, 2024, we amended and restated the Loan Agreement (the “A&R Loan Agreement”) to provide for the continuation of term loans initially borrowed under the Loan Agreement, in an aggregate outstanding principal amount of $8.0 million as of the effective date and $8.8 million as of December 31, 2025.

Pursuant to the A&R Loan Agreement, we have pledged substantially all of our assets and the assets of our subsidiary, Rockwell Transportation, Inc., and have agreed that we may not sell or assign rights to our patents and other intellectual property without the prior consent of Innovatus. Additionally, the A&R Loan Agreement contains customary representations and warranties and affirmative covenants, subject to customary carve outs, and includes financial covenants related to liquidity and actual hemodialysis products revenue (measured on a biannual basis). The A&R Loan Agreement also contains negative covenants that, among other things, restrict our ability to:

•incur additional indebtedness;
•grant liens;
•make distributions, including dividends;
•enter into a merger or consolidation;
•alter the business of the Company; or
•sell all or a portion of the Company’s property, business or assets.

These terms of the A&R Loan Agreement could prevent us from taking certain actions without the consent of our lenders, which may limit our flexibility in operating our business and our ability to take actions that might be advantageous to us and our stockholders, placing us at a competitive disadvantage compared to our competitors who have less leverage and who therefore may be able to take advantage of opportunities that our leverage prevents us from exploiting. These covenants could also limit our ability to make needed capital expenditures or otherwise conduct necessary or desirable business activities. If we cannot maintain compliance with the covenants under our A&R Loan Agreement, we may trigger an event of default. Our ability to comply with these covenants may be adversely affected by events beyond our control. For example, on November 10, 2022, we entered into the Second Amendment to Loan Agreement under which we: (i) prepaid an aggregate principal amount of $5.0 million in outstanding term loans in one installment on November 14, 2022; and (ii) agreed to make interest-only payments until September 2023 (at which time we resumed scheduled debt payments) in consideration for certain modifications to the financial covenants under the Loan Agreement. The A&R Loan Agreement requires that we make interest-only payments for thirty months, or up to thirty-six months if certain conditions are met. Those conditions were satisfied in 2024, and the Company may make interest only payments for thirty-six months. The loan will mature on January 1, 2029, unless repaid earlier. The A&R Loan Agreement includes a financial covenant that required actual consolidated revenue from the sale and supply of hemodialysis products for the trailing six-month period (ended on the date when tested), to be not less than 85.0% of the projections for the same period and, beginning with the quarter ending September 30, 2024, actual consolidated revenue from the sale and supply of hemodialysis products for the trailing six-month period (ended on the date when tested), to be not less than 80.0% of the projections for the same period. Those projections were amended to account for the lost revenue from DaVita when it moved to a different supplier. Our inability to satisfy this financial covenant or cure any breach would constitute an event of default. The A&R Loan Agreement also includes a liquidity covenant that requires us to maintain minimum liquidity of the greater of (x) our three-month cash burn or (y) the sum of $1.5 million and the aggregate amount of capital lease payments required to be made during the succeeding 12 months (or during a continuing event of default, the aggregate amount of capital lease payments required to be made during the entire term of such capital leases). Although we are currently in compliance with all reporting and financial covenants, there can be no assurance that we will be able to continue to maintain compliance in the future.

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

We have limited capital resources and will likely need additional funding to expand our business. If we are unable to raise additional capital on attractive terms, or at all, we may be unable to sustain our operations.

We have limited capital resources and a cumulative deficit of approximately $403.0 million since inception and we may incur further losses. As of December 31, 2025, we had approximately $25.0 million of cash, cash equivalents and investments available-for-sale, and working capital of $28.6 million. Net cash used in operating activities for the year ended December 31, 2025 was approximately $0.7 million. While we expect to have sufficient capital through 12 months from the date of this filing, there is uncertainty beyond that period.

Our ability to fund our planned activities will be dependent upon our ability to acquire new customers or grow revenues from existing customers, execute on business development plans, raise additional capital, control our costs and maintain or increase our gross margin on sales. These factors are subject to significant risks and uncertainties and there can be no assurance that we will be successful in raising additional capital, controlling costs and restructuring our customer relationships. If we are unable to achieve one or all of these objectives, we may be forced to implement further cost-saving measures that could have a negative impact on our activities. If we are unable to increase our revenues and decrease our expenses or raise any required capital, we may be forced to curtail our activities and, ultimately, cease operations. In addition, our day-to-day operations depend in part on the amount of credit our suppliers will extend to us. If we are unable to maintain a favorable financial position, that credit may be curtailed, which could significantly impact our operations. Even if we are able to raise sufficient capital, such financings may only be available on unattractive terms, or result in significant dilution of stockholders’ interests and, in such event, the market price of our common stock may decline.

Our existing capital resources may not be adequate to finance our operating cash requirements in the future and additional capital that we may need to operate or expand our business may not be available.

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

If we are required to raise additional capital to fund our operations, such equity financings may be dilutive to our stockholders and newly issued securities may have rights, preferences or privileges senior to those of holders of our common stock. Any debt financing is limited by the terms of our Securities Purchase Agreement with DaVita, dated as of April 6, 2022, pursuant to which they invested in our convertible preferred stock. Specifically, until DaVita owns less than 50% of its investment, we may only incur additional debt in the form of a purchase money loan, a working capital line of up to $5 million or to refinance existing debt, unless DaVita consents.

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

Our financial projections are based on various assumptions that may not come to fruition.

Our financial projections, including without limitation those relating to profitability and operating cash flow, are subject to many assumptions regarding our future operations, including that we are successful in selectively automating our operations, that we successfully license, launch or acquire new product offerings, that we are able to add new profitable business, increase our prices to keep up with inflation, and that we do not experience significant disruptions to the manufacturing or distribution of our products, among other assumptions. If we are unsuccessful in one or more of those efforts, we may not be able to achieve our financial projections.

RISKS RELATED TO LEGAL AND REGULATORY

Our business is highly regulated, resulting in additional expense and risk of noncompliance that can materially and adversely affect our business, results of operations, financial position and cash flows.

Our business is highly regulated. The testing, manufacture, distribution, sale and delivery of the products we manufacture directly, or that are manufactured by or for our distribution partners, are subject to extensive regulation by the U.S. Food and Drug Administration ("FDA") and by other federal, state and foreign authorities, including, with respect to our transportation operations, the U.S. Department of Transportation ("DOT"). Before medical devices, such as our concentrate products or the bicarbonate cartridge we distribute, can be commercially marketed in the United States, the FDA must give either premarket approval or 510(k) clearance. After a product is approved, regulatory authorities may impose significant restrictions on a product’s indicated uses or marketing or requirements for potentially costly post-marketing studies. In addition, manufacturers and their facilities are required to comply with extensive FDA requirements, including ensuring that quality control and manufacturing procedures conform to current good manufacturing practices ("cGMP") and applicable state laws. As such, we and our distribution partners are subject to continual review and periodic inspections to assess compliance with cGMP and state laws. For example, in 2025, the FDA conducted a routine cGMP inspection of one of our manufacturing facilities and issued observations, in response to which the Company performed corrective actions and resolved the issue. While the finding was not serious, management expended time and effort on the correction. Accordingly, we and our partners must continue to expend time, money and effort in all areas to achieve and maintain regulatory compliance. We are also required to report certain adverse reactions and production problems, if any, to applicable regulatory authorities.

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

Our failure to comply with applicable regulations could also result in product liability litigation against us. In addition, our failure to comply with applicable regulations with respect to our concentrates products could constitute a breach of our customer agreements. Moreover, changes in applicable regulatory requirements could significantly increase the costs of our operations, which we may not be able to recover under our fixed price contracts.

Our business operations may subject us to numerous commercial disputes, claims, lawsuits and/or investigations.

Operating in the medical device industry involves numerous commercial relationships, complex contractual arrangements, uncertain intellectual property rights, potential product liability and other aspects that create heightened risks of disputes, claims, lawsuits and investigations. In particular, we may face claims related to the safety of our products, intellectual property matters, employment matters, tax matters, commercial or financial disputes, competition, sales and marketing practices, environmental matters, personal injury, insurance coverage and acquisition or divestiture‑related matters. A counterparty may assert claims that we do not believe are meritorious, but we nonetheless need to defend. In addition, any commercial dispute, claim, lawsuit or investigation may divert our management’s attention away from our business, we may incur significant expenses in addressing or defending any commercial dispute, claim or lawsuit or responding to any investigation, and we may be required to pay damage awards or settlements or become subject to equitable remedies that could adversely affect our operations and financial results.

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

It is possible that we may infringe on intellectual property rights of others without being aware of the infringement. If a third party believes that one of our products infringes on the third party’s intellectual property, it may sue us even if we or our manufacturer have received protection for the technology. If we infringe the rights of a third party, we could be prevented from manufacturing and selling products, forced to pay damages, compelled to license intellectual property from the party claiming infringement and lose the opportunity to license our technology to others and collect royalty payments, any of which could have a material adverse effect on our business.

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

We are required to satisfy the continued listing requirements of Nasdaq to maintain such listing, including, among other things, the maintenance of a minimum closing bid price of $1.00 per share. In 2021, we received a notice from Nasdaq that we were not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5450(a)(1) for continued listing on The Nasdaq Global Market and were unable to regain compliance in the time allotted by Nasdaq. As a result, we moved our listing to The Nasdaq Capital Market and effected an 11-for-1 reverse stock split in May 2022 to regain compliance. While this reverse stock split addressed the listing deficiency, there can be no assurance that we will be able to maintain compliance with the minimum bid price requirement going forward. Our stock price has been volatile and has trended below the minimum closing bid price from time to time.

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

In addition, as of December 31, 2025, there were 1,170,397 shares issuable upon the exercise of then-outstanding and exercisable stock options, 2,106,167 shares issuable upon the exercise of then-outstanding stock options that were not yet exercisable, and 3,984,484 shares issuable upon the exercise of then-outstanding and exercisable warrants. The market price of the common stock may be depressed by the potential exercise of these options and warrants and the sale of the underlying common stock. The holders of these options and warrants are likely to exercise them when we would otherwise be able to obtain additional capital on more favorable terms than those provided by the options and warrants.

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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, higher interest rates, and uncertainty about political and economic stability. Higher interest rates, coupled with reduced government spending and volatility in financial markets, may increase economic uncertainty and affect consumer spending. Similarly, the ongoing military conflict between Russia and Ukraine, the conflict in the Middle East, trade disruptions due to tariffs and threats to global alliances have created extreme volatility in the global capital markets and may have further global economic consequences, including disruptions of the global supply chain. Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more costly, more dilutive, or more difficult to obtain in a timely manner or on favorable terms, if at all. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs.

We have experienced and may in the future experience disruptions as a result of such macroeconomic conditions and the occurrence of natural disasters and public health crises, including delays or difficulties in manufacturing sufficient quantities of materials and significant cost increases. If we fail to maintain inventory or deliver product as a result of such delays or difficulties, we could breach our agreements. In addition, tariffs imposed on goods coming into the U.S., or tariffs imposed by other countries on goods coming into those countries, could adversely impact our ability to import the products we sell, or ability to sell our products internationally. Any one or a combination of these events could have a material and adverse effect on our results of operations and financial condition.

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
Item 1B.    Unresolved Staff Comments.
Not applicable.
Item 1C.    Cybersecurity.

The Company's management (the "Management") and the Company's board of directors (the "Board") recognize the critical importance of maintaining the trust and confidence of our investors, employees, customers, partners, and vendors. The Board is actively involved in the oversight of the Company's risk management program, and cybersecurity represents an important component of the Company's overall approach to enterprise risk management ("ERM"). The Company's cybersecurity policies, standards, processes, and practices are fully integrated into the Company's ERM program and are informed by recognized frameworks established by the National Institute of Standards and Technology ("NIST") and other applicable industry standards. In general, the Company seeks to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security, and availability of the information that the Company collects and stores by identifying, preventing, mitigating, and remediating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.
In the ordinary course of our business, we collect, use, store, and transmit digitally confidential, sensitive, proprietary, and personal information. The secure maintenance of this information and our information technology ("IT") systems is important to our operations and business strategy. To this end, we have implemented processes designed to assess, identify, and manage risks from potential unauthorized occurrences on or through our IT systems that may result in adverse effects on the confidentiality, integrity, and availability of these systems and the data residing therein. These processes are managed and monitored by our Director of Technology and Information Systems and supported by our outsourced IT managed services provider, under the supervision of our Chief Operating Officer, and include mechanisms, controls, technologies, systems, and other processes designed to prevent or mitigate data loss, theft, misuse, or other security incidents or vulnerabilities affecting the data and maintain a stable and secure information technology environment.

Our Chief Operating Officer, who reports directly to the Chief Executive Officer, and our Director of Technology and Information Systems, together with our other executive officers, are responsible for assessing and managing cybersecurity risks. In the last fiscal year, the Company has not identified any risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. If we were to experience a material cybersecurity incident in the future, such incidents are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For more information regarding cybersecurity risks that we face and potential impacts on our business related thereto, see the risk factor titled, “Our business and operations would suffer in the event of a security breach, system failure, invasion, corruption, destruction or interruption of our or our business partners’ critical information technology systems or infrastructure.”
Risk Management and Strategy

Rockwell Medical believes that the Company maintains an IT and security program appropriate for a company its size, taking into account its operations and risks. As one of the critical elements of the Company's overall ERM approach, the Company's cybersecurity program is focused on the following key areas:

Governance

The Board's oversight of cybersecurity risk management is supported by the Audit Committee of the Board (the "Audit Committee"), which regularly interacts with the Company's Chief Operating Officer. The Board, as a whole and at the Audit Committee level, has oversight for the most significant risks facing the Company and for the Company's processes to identify, prioritize, assess, manage, and mitigate those risks. The Audit Committee, which is comprised solely of independent directors, has been designated by the Company's Board to oversee cybersecurity risks. The Audit Committee and the Board receive updates on cybersecurity and IT matters and related risk exposures from the Company's Chief Operating Officer and other members of Management on cybersecurity risks on at least a semi-annual basis.

    Collaborative Approach

The Company has implemented a cross-functional approach intended to identify, prevent, and mitigate material cybersecurity threats and incidents, while also implementing controls and processes that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by Management in a timely manner.

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

Third-Party Risk Management

The Company maintains a risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of the Company’s systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems.

Education, Awareness and Training

The Company provides regular, mandatory cybersecurity training as a means to equip the Company’s personnel with effective tools to address cybersecurity threats, and to communicate the Company’s evolving information security policies, standards, processes and practices. We conduct automated phishing simulation campaigns which can trigger additional training for personnel on how to recognize social engineering attempts (e.g., phishing, smishing, vishing, etc.). We track performance on phishing exercises to help us monitor the awareness of our employees and inform future training priorities.

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

Item 2.    Properties.
We lease a 51,000 square foot manufacturing, office and warehouse facility and an additional 17,500 square foot office and warehouse facility in Wixom, Michigan under a lease expiring in August 2027. We use the office space in Wixom, Michigan as our principal administrative office.
We lease a second 51,000 square foot manufacturing, office and warehouse facility in Grapevine, Texas under a lease that now expires in February 2031. Upon expiration of the original lease for this facility in December 2025, the Company extended the lease for an additional 62 months.
During the year ended December 31, 2025, we entered into a lease for a 16,800-square foot storage facility in Allentown, Pennsylvania, that expires in April 2030.
Previously, we leased a 57,000 square foot manufacturing and warehouse facility in Greer, South Carolina. In the third quarter of 2025, we concluded manufacturing in that facility in preparation for the lease expiry in February 2026 as part of the Company's ongoing efforts to streamline operations and improve efficiency.
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
Holders
As of February 28, 2026, there were 30 holders of record of our common stock.
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
The Company is a supplier of liquid and dry, acid and bicarbonate concentrates for dialysis patients in the United States. Hemodialysis is the most common form of end-stage kidney disease treatment and is usually performed in freestanding outpatient dialysis centers, hospital-based outpatient centers, skilled nursing facilities, or a patient’s home. This represents a large market opportunity for which we believe Rockwell's products are well-positioned to meet the needs of patients.
Rockwell's products are vital to vulnerable patients with end-stage kidney disease. We are an established leader in manufacturing and delivering high-quality hemodialysis concentrates and dialysates, along with certain ancillary products, to dialysis providers and distributors in the United States and abroad. Rockwell provides the hemodialysis community with products controlled by a Quality Management System regulated by the U.S. Food and Drug Administration ("FDA"). Rockwell is ISO 13485 Certified and adheres to current Good Manufacturing Practices ("cGMP") and Association for Advancement of Medical Instrumentation ("AAMI") standards. Rockwell manufactures hemodialysis concentrates at its facilities in Michigan and Texas, and manufactures its dry acid concentrate mixers at its facility in Iowa. The Company previously operated a manufacturing and warehouse facility in South Carolina, but the Company concluded manufacturing at that facility in the third quarter of 2025 as part of its ongoing efforts to streamline operations and improve efficiency.

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
Our commercial organization supports the Company's vision to focus its efforts on driving Rockwell Medical towards sustainable profitability. Our commercial team is focused on expanding revenue within our current customer base and seeking to grow revenue through the addition of new accounts to increase Rockwell's overall market share within the hemodialysis concentrates sector. We focus on creating long-term partnerships with customers, securing appropriate pricing for our products, and delivering high-quality product to our customers for use with their patients.
We currently operate in one market segment, the hemodialysis market, which involves the manufacturing, sale and distribution of hemodialysis products to hemodialysis clinics, including dialysis concentrates, dialysis kits and other ancillary products used in the dialysis process.
On September 18, 2023, Rockwell and DaVita, Inc. ("DaVita") entered into an Amended and Restated Products Purchase Agreement ("the Amended Agreement"), under which the Company supplies DaVita with certain dialysis concentrates. The term of the Amended Agreement was scheduled to expire on December 31, 2024. Prior to the expiration, the Company received written notice from DaVita that DaVita intended to extend the term of the Amended Agreement through December 31, 2025 (the "Extension Term"). Subsequently, DaVita indicated that it would completely transition to another supplier, subject to further discussions between Rockwell and DaVita. Product pricing was increased for the Extension Term. Additionally, DaVita agreed to quarterly, non-refundable payments totaling $2.0 million to ensure supply continuity for products purchased during the year ended December 31, 2025. These quarterly, non-refundable payments of $2.0 million were recorded as revenue during the year ended December 31, 2025. While DaVita did significantly reduce its product purchases from Rockwell, it did not completely transition its business to a different supplier. On December 31, 2025, the Company and DaVita entered into a second amendment (the "Second Amendment") to the Amended Agreement which extended the term of the Amended Agreement by one additional year to December 31, 2026 (the "Second Extension Term"). The Second Amendment also provides for a price increase on the products sold under the Amended Agreement for the Second Extension Term.
In 2024, Rockwell continued to upgrade its manufacturing equipment to streamline production and improve margins, renegotiated pricing with key suppliers, and entered into several multi-year customer purchase agreements.
In 2025, the Company continued to right-size the organization, including the closure of the Greer facility, to enhance operational efficiency and support long-term growth, while meeting customer demand. Throughout the year, Rockwell Medical signed several new long-term product purchasing agreements with university medical centers, kidney centers and hospital systems. One notable new product purchase agreement was with Innovative Renal Care, one of the largest dialysis service providers in the United States, which will remain in effect for three years with the option to extend for an additional one-year period. Rockwell Medical also worked to renew and expand existing product purchase agreements. One notable expansion was with the largest provider of dialysis in skilled nursing facilities in the United States. This product purchase agreement is in effect for three years with the option to renew for one additional year and includes supply and purchasing minimums. Additionally in 2025, the Company added new customers in the western portion of the United States. As a result, the western U.S. now accounts for more than 10% of the Company's customer clinic footprint.

Results of Operations
The following table summarizes our operating results for the periods presented below (dollars in thousands):

	For the Year Ended December 31,
	2025	% of Revenue	2024	% of Revenue	% Change
Net Sales	$69,258		$101,489		(31.8)%
Cost of Sales	57,563	83.1%	84,005	82.8%	(31.5)%
Gross Profit	11,695	16.9%	17,484	17.2%	(33.1)%

Research and Product Development	—	—%	19	—%	(100.0)%
Selling and Marketing	2,354	3.4%	2,749	2.7%	(14.4)%
General and Administrative	14,032	20.3%	14,108	13.9%	(0.5)%
Operating (Loss) Income	$(4,691)	(6.8)%	$608	0.6%	(871.5)%

Net Sales

During the year ended December 31, 2025, our net sales were $69.3 million compared to net sales of $101.5 million during the year ended December 31, 2024. Product revenue for the year ended December 31, 2025 was $68.9 million compared to product revenue of $101.4 million for the year ended December 31, 2024. The decrease of $32.5 million was primarily due to a $34.6 million reduction in sales to DaVita, partially offset by an increase of $2.1 million from price increases to other existing customers and sales to new customers. DaVita represented 16% and 45% of net sales for the years ended December 31, 2025 and 2024, respectively.
Net sales of non-product revenue were $0.3 million for the year ended December 31, 2025 from the recognition of the remaining deferred license revenue associated with Sun Pharmaceutical Industries Ltd. ("Sun Pharma"), Jeil Pharmaceutical Co., Ltd. ("Jeil Pharma") and Drogsan Pharmaceuticals ("Drogsan Pharma"). Net sales of non-product revenue were not material during the year ended December 31, 2024.

Cost of Sales and Gross Profit

Cost of sales during the year ended December 31, 2025 was $57.6 million, resulting in gross profit of $11.7 million, compared to cost of sales of $84.0 million and a gross profit of $17.5 million during the year ended December 31, 2024. Gross profit decreased by $5.8 million during the year ended December 31, 2025 compared to the year ended December 31, 2024 driven by (i) a $6.7 million decrease in product sales, which includes $1.8 million from a special large order of premium-priced product to DaVita during the year ended December 31, 2024 that did not repeat in 2025, (ii) an increase of $1.0 million in additional manufacturing costs and (iii) an increase of $0.4 million in severance expense, partially offset by a price adjustment of $2.0 million for DaVita purchases for the year ended December 31, 2025 and a $0.3 million decrease in facility transition costs.

Selling and Marketing Expense

Selling and marketing expenses were $2.4 million during the year ended December 31, 2025 compared with $2.7 million during the year ended December 31, 2024. The decrease of $0.4 million is due to $0.2 million of lower marketing costs and a $0.2 million decrease in employee compensation and recruiting expense.

General and Administrative Expense

General and administrative expenses were $14.0 million during the year ended December 31, 2025 compared with $14.1 million during the year ended December 31, 2024. The $0.1 million decrease was primarily due to increases of $0.5 million of stock-based compensation expense and $0.3 million of employee compensation, offset by decreases of $0.6 million of administrative expense and $0.3 million of professional fees.

Other Expense

    Total other expense for the years ended December 31, 2025 and December 31, 2024 was $0.6 million and $1.1 million, respectively, which was driven by interest expense of $1.1 million and $1.3 million, respectively, related to our debt facility (See Note 16 in the consolidated financial statements included in this Annual Report on Form 10-K), partially offset by $0.2 million and $0.1 million of interest income, respectively, as well as realized gains on available-for-sale of investments of $0.3 million and $0.1 million, respectively.
Liquidity and Capital Resources

Since inception, we have incurred significant net losses and have funded our operations primarily through revenue from commercial products, proceeds from the issuance of debt and equity securities and payments from partnerships. On December 31, 2025, we had an accumulated deficit of approximately $403.0 million and stockholders’ equity of $37.0 million. As of December 31, 2025, we had approximately $25.0 million of cash, cash equivalents and investments available-for-sale, and net working capital of $28.6 million. Net cash used in operating activities for the year ended December 31, 2025 was approximately $0.7 million.
The actual amount of cash that we will need to execute our business strategy is subject to many factors, including, but not limited to the ability to meet our revenue forecasts, as well as the costs associated with our manufacturing and transportation operations related to our concentrate business. We may elect to raise capital in the future through one or more of the following: (i) equity and/or debt raises through the equity and capital markets, though there can be no assurance that we will be able to secure additional capital or funding on acceptable terms, or if at all; and (ii) strategic transactions, including potential alliances and collaborations focused on markets outside the United States, as well as potential combinations (including by merger or acquisition) or other corporate transactions. In addition, any debt financing is limited by the terms of our Securities Purchase Agreement with DaVita. Specifically, until DaVita holds less than 50% of its original investment in the Company's Convertible Series X Preferred Stock, the Company may only incur additional debt in the form of a purchase money loan, a working capital line of up to $5.0 million or to refinance existing debt, unless DaVita consents.
We believe our ability to fund our activities in the long term will be highly dependent upon (i) our ability to execute on the growth strategy of our hemodialysis concentrates business and maintain sales with existing customers, (ii) our ability to achieve sustained profitability and (iii) our ability to identify, develop, in-license, or acquire new products in developing our product portfolio. All of these strategies are subject to significant risks and uncertainties such that there can be no assurance we will be successful in achieving them. If we are unsuccessful in executing our business plan and we are unable to raise the required capital, we may be forced to curtail all of our activities and, ultimately, cease operations. Even if we are able to raise sufficient capital, such financings may only be available on unattractive terms, or result in significant dilution of stockholders’ interests and, in such event, the market price of our common stock may decline.
Management evaluated its going concern by reviewing the Company's operational plans, which include executing on the projected financial information, including price increases, acquisition of new customers, projected growth of margins and cost containment activities. Based on the currently available working capital and expectation of the ability of management to execute on the Company's operational plans noted above, management believes the Company currently has sufficient funds to meet its operating requirements for at least the next twelve months from the date of the filing of this report. Additionally, the Company's plans may include raising capital, if needed, by using the $13.1 million remaining under our at-the-market facility ("ATM Facility"), which provides for the offer and sale of up to an aggregate of $25.0 million of shares of the Company's common stock through the sales agent, or other methods or forms of financings, subject to existing limitations. For further information on our ATM Facility, see Note 11 to our consolidated financial statements in this Annual Report on Form 10-K.

On January 2, 2024, we amended our Loan and Security Agreement (the "Loan Agreement") with Innovatus Life Sciences Lending Fund I, LP (“Innovatus”) to include, among other things, an interest only period of 30 months, or up to 36 months if certain conditions are met, and to extend the maturity date to January 1, 2029. The Company is subject to certain covenants and cure provisions under the Loan Agreement. As of December 31, 2025, the Company is in compliance with all covenants. See Note 16 to our consolidated financial statements included in this Annual Report on Form 10-K for additional information.
On July 4, 2025, the U.S. enacted P.L. 119-21, a U.S. federal statute passed by the 119th United States Congress that includes tax and spending policies (the “Act”), which contains a broad range of tax reform provisions affecting businesses, including extending or reinstating certain provisions of the 2017 Tax Cuts and Jobs Act, tax relief measures, modifications of certain energy tax credits granted under the Inflation Reduction Act and limits on various tax deductions, among other key provisions. The Company evaluated the Act and concluded it will not have a material impact on its consolidated financial statements.

Global Economic Considerations
The global macroeconomic environment is uncertain and could be negatively affected by, among other things, changes in U.S. trade policies, including tariffs and other trade restrictions or the threat of such actions, instability in the global capital and credit markets, supply chain weaknesses, and instability in the geopolitical environment, including as a result of the Russian invasion of Ukraine, the Middle East conflicts and other political tensions, and the occurrence of natural disasters and public health crises. Such challenges have caused, and may continue to cause, recession fears, rising interest rates, foreign exchange volatility and inflationary pressures. At this time, the Company is unable to quantify the potential effects of this economic instability on our future operations.
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
Net Cash (Used In) Provided by Operating Activities

Net cash used in operating activities was $0.7 million for the year ended December 31, 2025 compared to net cash provided by operating activities of $4.2 million for the year ended December 31, 2024. The change in cash used in operating activities during the current period as compared to cash provided by operating activities in the prior period was primarily due to (i) an increase in net loss of approximately $4.8 million and (ii) an increase in cash used from non-cash adjustments, partially offset by (iii) a decrease in cash used by changes in current balance sheet accounts in the ordinary course of business of approximately $0.1 million, primarily due to decreases of $3.1 million from inventory and $0.8 million from accounts payable, partially offset by increases of $2.7 million from accounts receivable, net, $0.6 million from accrued and other liabilities and $0.4 million from deferred license revenue.
Net Cash Used In Investing Activities

Net cash used in investing activities was $8.5 million during the year ended December 31, 2025. The net cash used in investing activities was due to $24.2 million in purchases of our available-for-sale investments and $0.5 million for the purchase of equipment, partially offset by proceeds from the sale of our available-for-sale investments of $16.2 million.
Net cash used in investing activities was $4.9 million during the year ended December 31, 2024. The net cash used in investing activities was due to $5.9 million in purchases of our available-for-sale investments and $1.0 million for the purchase of equipment, offset by proceeds from the sale of our available-for-sale investments of $2.0 million.
Net Cash Provided By Financing Activities

    Net cash provided by financing activities was $4.3 million during the year ended December 31, 2025. The net cash provided by financing activities was primarily due to the net proceeds from the issuance of common stock in connection with the ATM facility of $7.8 million, partially offset by $2.4 million of earn-out payments in connection with the Company’s 2023 acquisition of certain customer relationships, equipment, and inventory from Evoqua Water Technologies LLC ("Evoqua") (the "Evoqua Asset Acquisition") during the year ended December 31, 2025.

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

Contractual Obligations and Other Commitments

We generally expect to satisfy our material cash requirements, including contractual obligations and commitments, with cash on hand and cash provided by operating activities. See Notes 13, 14, 15, and 16 to the consolidated financial statements included elsewhere in this Form 10-K for further details.
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
Certain accounting estimates, including those concerning revenue recognition, impairments of long‑lived assets, goodwill, and deferred consideration are considered to be critical in evaluating and understanding our financial results because they involve inherently uncertain matters and their application requires the most difficult and complex judgments and estimates. These are described below. For further information on our accounting policies, see Note 3 to our consolidated financial statements in this Annual Report on Form 10-K.
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
Certain distributors deduct distribution service fees from amounts due to the Company. These fees, along with chargebacks arising from contracted pricing arrangements with certain end customers, are recorded as reductions of revenue. Chargebacks represent the difference between the distributor’s acquisition cost and the lower contracted price offered to the end customer, and are estimated and recorded as a reduction of revenue at the time of the initial sale to the distributor.
Shipping and handling costs associated with outbound freight related to contracts with customers are accounted for as a fulfillment cost and are included in cost of sales when control of the goods transfers to the customer.
Impairment of Long-lived Assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Impairment losses on long-lived assets, such as real estate and equipment and definite-lived intangible assets, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. For the years ended December 31, 2025 and 2024, there were no impairments of long-lived assets.

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

    Under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025. Additionally, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, has concluded that the consolidated financial statements included in this Annual Report are fairly stated, in all material respects, in accordance with generally accepted accounting principles in the United States for each of the periods presented herein.
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
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025. In making their assessment of internal control over financial reporting, our management used the criteria described in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.
Attestation Report of the Registered Public Accounting Firm

As a non-accelerated filer, we are not required to provide an attestation report on our internal control over financial reporting issued by the Company’s independent registered public accounting firm.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
Except as set forth below, the information required by this Item 10 is incorporated herein by reference to information in our proxy statement for our 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”), which we expect to be filed with the SEC within 120 days of the end of our fiscal year ended December 31, 2025, including under headings “Election of Directors,” “Directors Continuing in Office,” “Executive Officers,” “Corporate Governance” and, as applicable, "Delinquent Section 16(a) Reports."
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
Item 11.    Executive Compensation.
Except as set forth below, the information required by this Item 11 is incorporated herein by reference to information in our 2026 Proxy Statement, including under headings “Compensation of Executive Officers” and “Director Compensation.”
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 is incorporated herein by reference to information in our 2026 Proxy Statement, including under heading “Security Ownership of Certain Beneficial Owners and Management” and “Securities Authorized for Issuance Under Equity Compensation Plans.”
Securities Authorized for Issuance Under Equity Compensation Plans
The following table summarizes our compensation plans, including individual compensation arrangements, under which our equity securities are authorized for issuance as of December 31, 2025:

Plan Category	Number of securities to be issued upon exercise of outstanding options and restricted stock units and awards	Weighted‑average exercise price of outstanding options	Number of securities remaining available for future issuance under (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	4,537,911	$2.67	1,944,938
Equity compensation plans not approved by security holders(2)	613,204	$2.52	—
Total	5,151,115	$2.64	1,944,938
(1)Consists of 2,663,360 stock options with a weighted average exercise price of $2.67, 1,156,660 restricted stock units issued at $1.11, 717,000 restricted stock units - market condition issued at $0.86 and 891 restricted stock awards issued at $62.70.
(2)Consists of 613,204 stock options with a weighted average exercise price of $2.52.
Item 13.    Certain Relationships and Related Transactions and Director Independence.
The information required by this Item 13 is incorporated herein by reference to information in our 2026 Proxy Statement, including under headings “Independence” and “Certain Relationships and Related Party Transactions.”

Item 14.    Principal Accountant Fees and Services.
The information required by this Item 14 is incorporated herein by reference to information in our 2026 Proxy Statement, including under heading “Independent Accountants.”
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

10.2	Sales Agreement, dated April 8, 2022, between Rockwell Medical, Inc. and Cantor Fitzgerald & Co. (Exhibit 1.1 to the Company’s Form 8-K filed on April 8, 2022).
10.3	Securities Purchase Agreement, dated April 6, 2022, by and between the Company and DaVita, Inc. (Exhibit 10.1 to the Company’s Form 10-Q filed on May 16, 2022).
10.4	RD Securities Purchase Agreement, dated May 30, 2022, by and between the Company and the Purchaser signatory therein (Exhibit 10.1 to the Company’s Form 8-K filed on June 2, 2022).
10.5	PIPE Securities Purchase Agreement, dated May 30, 2022, by and between the Company and the Purchaser signatory therein (Exhibit 10.2 to the Company’s Form 8-K filed on June 2, 2022).
10.6	Letter Agreement, dated July 10, 2023, by and between Rockwell Medical, Inc. and Armistice Capital Master Fund Ltd. (Exhibit 10.2 to the Company's Form 10-Q filed on August 14, 2023).
10.7	Registration Rights Agreement, dated June 2, 2022, by and between the Company and the Holder signatory thereto (Exhibit 10.3 to the Company’s Form 8-K filed on June 2, 2022).
10.8	Asset Purchase Agreement dated July 10, 2023 by and between Rockwell Medical, Inc. and Evoqua Water Technologies LLC (Exhibit 10.2 to the Company's Form 10-Q filed on August 14, 2023).

10.9
Amendment No. 1 to Asset Purchase Agreement, dated July 12, 2024, by and between Rockwell Medical, Inc., and Evoqua Water Technologies LLC (Exhibit 10.1 to the Company's Form 8-K filed on July 15, 2024).

10.10+	Amended and Restated Products Purchase Agreement dated September 18, 2023 by and between Rockwell Medical, Inc. and DaVita Inc. (Exhibit 10.1 to the Company's Form 10-Q filed on November 14, 2023).
10.11*	Form of Performance Share Award Agreement March 2017 (Director Version) (Exhibit 10.65 to the Company’s Form 10-Q filed May 9, 2017).
10.12*	Rockwell Medical, Inc. Amended and Restated 2018 Long Term Incentive Plan (Exhibit 10.1 to the Company’s Form 10-Q filed on August 14, 2025).
10.13*	Form of Stock Option Agreement (2018 Long Term Incentive Plan) (Exhibit 10.2 to the Company’s Form 10-Q filed on November 14, 2022).
10.14*	Form of Contingent Option Agreement for Directors (2018 Long Term Incentive Plan) (Exhibit 10.76 to the Company’s Form 8-K filed March 21, 2018).
10.15*	Form of Restricted Stock Unit Award Agreement Employee Version (2018 Long Term Incentive Plan).
10.16*	Form of Restricted Stock Unit Award Agreement Director Version (2018 Long Term Incentive Plan).
10.17*	Performance Stock Unit Award Agreement (Exhibit 10.2 to the Company's Form 10-Q filed on August 14, 2025).
10.18*	Rockwell Medical, Inc. Short Term Incentive Plan (Exhibit 10.1 to the Company’s Form 10-Q filed on November 14, 2022).
10.19*	Form of Indemnification Agreement (Exhibit 10.1 to the Company’s Form 8-K filed August 30, 2019).
10.20*	Stock Appreciation Right Agreement, dated September 5, 2017, by and between the Company and John G. Cooper (Exhibit 10.71 to the Company’s Form 10-Q filed November 8, 2017).
10.21*	Employment Agreement, dated June 21, 2022, between Rockwell Medical, Inc. and Mark Strobeck (Exhibit 10.7 to the Company’s Form 10-Q filed on August 15, 2022).
10.22*	Employment Agreement dated July 21, 2021 between Rockwell Medical, Inc. and Megan Timmins (Exhibit 10.30 to the Company's Form 10-K filed on March 21, 2024).
10.23*	Employment Agreement, dated as of October 16, 2023, between the Company and Jesse Neri (Exhibit 10.1 to Form 8-K filed on December 12, 2024).
10.24*
Employment Agreement, dated as of August 31, 2022, as amended, between the Company and Heather Hunter (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on September 29, 2025).

10.25*#	Consulting Agreement dated as of February 1, 2026 between the Company and Joseph Dawson.
19.1	Rockwell Medical, Inc. Statement of Company Policy Prohibiting Insider Trading (Exhibit 10.32 to the Company's Form 10-K filed on March 21, 2024).
21.1	List of Subsidiaries (Company's Form 10-K filed on March 31, 2021).
23.1#	Consent of EisnerAmper LLP.
31.1#	Certification of Chief Executive Officer Pursuant to Rule 13a‑14(a).
31.2#	Certification of Chief Financial Officer Pursuant to Rule 13a‑14(a).
32.1#	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002.
97.1	Rockwell Medical, Inc. Amended and Restated Clawback Policy (Exhibit 10.31 to the Company's Form 10-K filed on March 21, 2024).
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Database
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (included as Exhibit 101)
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

ROCKWELL MEDICAL, INC. (Registrant)

By:	/s/ Mark Strobeck
Mark Strobeck, Ph.D.
President and Chief Executive Officer

Date:	March 26, 2026
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

SIGNATURE	TITLE	DATE

/s/ Mark Strobeck	President, Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2026
Mark Strobeck, Ph.D.

/s/ Jesse Neri	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	March 26, 2026
Jesse Neri

/s/ Nicholas Fanslau	Controller (Principal Accounting Officer)	March 26, 2026
Nicholas Fanslau

/s/ Robert S. Radie	Director and Chairman of the Board	March 26, 2026
Robert S. Radie

/s/ John G. Cooper	Director	March 26, 2026
John G. Cooper

/s/ Joseph Dawson	Director	March 26, 2026
Joseph Dawson

/s/ Joan Lau	Director	March 26, 2026
Joan Lau, Ph.D.

/s/ Allen R. Nissenson	Director	March 26, 2026
Allen R. Nissenson, M.D.
/s/ Mark H. Ravich	Director	March 26, 2026
Mark H. Ravich

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Rockwell Medical, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Rockwell Medical, Inc. and Subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Revenue – Chargeback Accrual

As disclosed in Note 3 to the financial statements, the Company records variable consideration estimated at the time of sale, for chargebacks in connection with new distributor relationships in 2025. The amount accrued for chargebacks as of December 31, 2025 is approximately $1.0 million. Management’s estimate of the chargeback accrual is based on estimated inventory levels held by the distributor in the channel that are expected to be sold through to specific customers, impacted by the contractual end customer selling price for each product versus the distributor acquisition cost.

We identified the chargeback accrual as a critical audit matter due to the significant judgment and estimation required by management to determine the accrual. As a result there is especially challenging auditor judgment required with respect to measurement uncertainty, in connection with the calculation of the chargeback accrual given certain assumptions used including sell through trends of the distributor and the lack of significant historical evidence available to predict future activity in 2026. This in turn led to a high degree of auditor subjectivity and significant audit effort was required in performing our procedures and evaluating audit evidence relating to estimates made by management.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included assessing the design and implementation of controls relating to the chargeback accrual. We evaluated the estimated inventory levels in the distribution channel expected to be sold through to specific customers, considered the underlying contracts for the distributor acquisition cost, and inspected external information from the distributor including the contractual end customer selling price for each product as well as the sell through activity to date. We performed an analysis of the Company’s accrual using our independent assumptions. We further evaluated the chargeback accrual by analyzing actual monthly sale and chargeback trends and by comparing the recorded accrual to subsequent amounts ultimately charged back by the distributor.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2023.

EISNERAMPER LLP
Iselin, New Jersey
March 26, 2026

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

	December 31,
	2025	2024
ASSETS
Cash and Cash Equivalents	$10,711	$15,662
Investments Available-for-Sale	14,286	5,940
Accounts Receivable, net	8,143	8,291
Inventory, net	3,424	5,778
Prepaid and Other Current Assets	1,599	1,359
Total Current Assets	38,163	37,030
Property and Equipment, net	4,629	5,785
Inventory - Non-Current	—	178
Right of Use Assets - Operating, net	2,569	3,215
Right of Use Assets - Finance, net	651	1,344
Intangible Assets, net	9,656	10,207
Goodwill	921	921
Other Non-Current Assets	556	528
Total Assets	$57,145	$59,208
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts Payable	$1,999	$2,869
Accrued Liabilities	4,337	6,275
Deferred Consideration - Current	1,000	2,371
Lease Liabilities - Operating - Current	1,155	1,566
Lease Liabilities - Finance - Current	469	599
Deferred License Revenue - Current	—	46
Insurance Financing Note Payable	264	268
Customer Deposits	356	97
Total Current Liabilities	9,580	14,091

Lease Liabilities - Operating - Long-Term	1,454	1,699
Lease Liabilities - Finance - Long-Term	304	931
Term Loans - Long-Term, Net of Issuance Costs	8,826	8,472
Deferred License Revenue - Long-Term	—	429
Deferred Consideration - Long-Term	—	1,000
Total Liabilities	20,164	26,622

Commitments and Contingencies (See Note 14)

Stockholders’ Equity:
Preferred Stock, $0.0001 par value, 2,000,000 shares authorized, 15,000 shares issued and outstanding at both December 31, 2025 and 2024	—	—
Common Stock, $0.0001 par value, 170,000,000 shares authorized, 39,405,302 and 34,056,920 shares issued and outstanding at December 31, 2025 and 2024, respectively	4	3
Additional Paid-in Capital	439,838	430,207
Accumulated Deficit	(402,992)	(397,678)
Accumulated Other Comprehensive Income	131	54
Total Stockholders’ Equity	36,981	32,586
Total Liabilities and Stockholders’ Equity	$57,145	$59,208
The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Years Ended December 31,
	2025	2024

Net Sales	$69,258	$101,489
Cost of Sales	57,563	84,005
Gross Profit	11,695	17,484
Research and Product Development	—	19
Selling and Marketing	2,354	2,749
General and Administrative	14,032	14,108
Operating (Loss) Income	(4,691)	608

Other Income (Expense):
Realized Gain on Available-for-Sale Investments	267	74
Interest Expense	(1,124)	(1,254)
Interest Income	234	92
Total Other Expense, net	(623)	(1,088)

Net Loss	$(5,314)	$(480)

Net Loss Per Share Attributable to Common Stockholders - Basic and Diluted	$(0.15)	$(0.03)
Weighted Average Number of Shares of Common Stock Outstanding - Basic and Diluted	35,974,231	31,058,539
The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Years Ended December 31,
	2025	2024

Net Loss	$(5,314)	$(480)
Reclassification of Realized Gain on Available-for-Sale Investments Included in Net Loss	(267)	(25)
Unrealized Gain on Available-for-Sale Investments	344	85
Foreign Currency Translation Adjustments	—	(5)
Comprehensive Loss	$(5,237)	$(425)
The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share amounts)

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)	TOTAL STOCKHOLDERS' EQUITY
	SHARES	AMOUNT	SHARES	AMOUNT
Balance as of January 1, 2024	15,000	$—	29,130,607	$3	$418,487	$(397,198)	$(1)	$21,291
Net Loss	—	—	—	—	—	(480)	—	(480)
Reclassification of Realized Gains on Available-for-Sale Debt Instrument Investments	—	—	—	—	—	—	(25)	(25)
Unrealized Gain on Available-for-Sale Investments	—	—	—	—	—	—	85	85
Foreign Currency Translation Adjustments	—	—	—	—	—	—	(5)	(5)
Fair Value of Warrant Related to Debt Financing	—	—	—	—	247	—	—	247
Issuance of Common Stock, net of Offering Costs/At-the-Market Offering	—	—	4,718,923	—	10,172	—	—	10,172
Vesting of Restricted Stock Units Issued, net of Taxes Withheld	—	—	201,348	—	—	—	—	—
Issuance of Common Stock Upon Exercise of Options	—	—	6,042	—	9	—	—	9
Stock-based Compensation	—	—	—	—	1,292	—	—	1,292
Balance as of December 31, 2024	15,000	—	34,056,920	3	430,207	(397,678)	54	32,586
Net Loss	—	—	—	—	—	(5,314)	—	(5,314)
Reclassification of Realized Gain on Available-for-Sale Investments	—	—	—	—	—	—	(267)	(267)
Unrealized Gain on Available-for-Sale Investments	—	—	—	—	—	—	344	344
Issuance of Common Stock, net of Offering Costs/At-the-Market Offering	—	—	4,964,636	1	7,799	—	—	7,800
Vesting of Restricted Stock Units Issued, net of Taxes Withheld	—	—	373,433	—	—	—	—	—
Issuance of Common Stock Upon Exercise of Options	—	—	10,313		16	—	—	16
Stock-based Compensation	—	—	—	—	1,816	—	—	1,816
Balance as of December 31, 2025	15,000	$—	39,405,302	$4	$439,838	$(402,992)	$131	$36,981
The accompanying notes are an integral part of the consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2025	2024
Cash Flows From Operating Activities:
Net Loss	$(5,314)	$(480)
Adjustments To Reconcile Net Loss To Net Cash (Used In) Provided By Operating Activities:
Depreciation and Amortization	2,192	2,180
Stock-based Compensation	1,816	1,292
Write-off of Inventory	178	—
Change in Inventory Reserves	(425)	425
Non-cash Lease Expense from Right of Use Assets	2,141	1,960
Amortization of Debt Financing Costs and Accretion of Debt Discount and Premium	354	426
Loss on Disposal of Assets	57	—
Realized Gain on Sale of Investments	(267)	(74)
Gain on Early Termination of Lease Liability	(24)	—
Provision for Credit Losses	246	—
Changes in Assets and Liabilities:
Accounts Receivable	(98)	2,610
Inventory	2,779	(332)
Prepaid and Other Assets	392	374
Accounts Payable	(870)	(1,647)
Lease Liabilities	(1,662)	(1,452)
Accrued and Other Liabilities	(1,679)	(1,034)
Deferred License Revenue	(475)	(46)
Changes in Operating Assets and Liabilities	(1,613)	(1,527)
Net Cash (Used In) Provided by Operating Activities	(659)	4,202
Cash Flows From Investing Activities:
Purchases of Investments Available-for-Sale	(24,202)	(5,858)
Proceeds from Sales of Investments Available-for-Sale	16,200	2,003
Purchases of Equipment	(542)	(1,011)
Net Cash Used In Investing Activities	(8,544)	(4,866)
Cash Flows From Financing Activities:
Payments on Insurance Financing Note Payable	(664)	(646)
Payments on Finance Lease Liabilities	(529)	(558)
Proceeds from Issuance of Common Stock	7,816	10,181
Deferred Consideration Paid in Connection with Evoqua Asset Acquisition	(2,371)	(1,629)
Net Cash Provided By Financing Activities	4,252	7,348

Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	(5)

Net (Decrease) Increase in Cash and Cash Equivalents	(4,951)	6,679
Cash and Cash Equivalents at Beginning of Year	15,662	8,983
Cash and Cash Equivalents at End of Year	$10,711	$15,662

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$772	$847
Supplemental Disclosure of Noncash Investing and Financing Activities:
Issuance of Warrant in Connection with the Third Amendment as Debt Issuance Costs	$—	$247
Right of Use Assets - Operating Obtained in Exchange for Lease Liabilities - Operating	$1,006	$2,012
De-recognition of Lease Liability - Finance and Right of Use Asset - Finance Upon Early Termination	$228	$—
Change in Unrealized Gain on Investments Available-for-Sale	$77	$60
Increase in Prepaid Assets from Insurance Financing Note Payable	$660	$670
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

Rockwell provides the hemodialysis community with products controlled by a Quality Management System regulated by the U.S. Food and Drug Administration ("FDA"). Rockwell manufactures hemodialysis concentrates at its facilities in Michigan and Texas, and manufactures its dry acid concentrate mixers at its facility in Iowa. The Company previously operated a manufacturing and warehouse facility in South Carolina, but the Company concluded manufacturing at that facility in the third quarter of 2025 as part of its ongoing efforts to streamline operations and improve efficiency. Rockwell delivers its hemodialysis concentrates products and mixers to dialysis clinics throughout the United States and internationally utilizing its own delivery trucks and third-party carriers.

Rockwell was incorporated in the state of Michigan in 1996 and re-domiciled to the state of Delaware in 2019. Rockwell's headquarters is located at 30142 Wixom Road, Wixom, Michigan 48393.
Note 2. Liquidity
Since inception, Rockwell has incurred significant net losses and has funded its operations primarily through revenue from commercial products, proceeds from the issuance of debt and equity securities and payments from partnerships. At December 31, 2025, Rockwell had an accumulated deficit of approximately $403.0 million and stockholders' equity of $37.0 million. As of December 31, 2025, Rockwell had approximately $25.0 million of cash, cash equivalents and investments available-for sale, and working capital of $28.6 million. Net cash used in operating activities for the year ended December 31, 2025 was $0.7 million.

Management evaluated its going concern by reviewing the Company's operational plans which include executing on projected financial performance, price increases, acquisition of new customers, projected growth of margins and cost containment activities. Based on the currently available working capital and expectation of the ability of management to execute on the Company's operational plans noted above, management believes the Company currently has sufficient funds to meet its operating requirements for at least the next twelve months from the date of the filing of this report. Additionally, the Company's plans may include raising capital, if needed, by using the $13.1 million remaining on its at-the-market ("ATM") facility or other methods or forms of financings, subject to existing limitations. If the Company attempts to obtain additional debt or equity financing, the Company cannot assume such financing will be available on favorable terms, if at all.

The Company is subject to certain covenants and cure provisions under its Loan Agreement (as defined below in Note 16) with Innovatus Life Sciences Lending Fund I, LP ("Innovatus"), which, on January 2, 2024, was amended to include, among other things, an interest only period for 30 months, or up to 36 months if certain conditions are met, and to extend the maturity date to January 1, 2029 (See Note 16 for further detail). The Company satisfied those conditions and will now make interest-only payments for the full 36 months. As of December 31, 2025, the Company is in compliance with all covenants.

Global Economic Conditions - Risks and Uncertainties
The global macroeconomic environment is uncertain, and could be negatively affected by, among other things, changes in U.S. trade policies, including tariffs and other trade restrictions or the threat of such actions, instability in the global capital and credit markets, supply chain weaknesses, and instability in the geopolitical environment, including as a result of the Russian invasion of Ukraine, the Middle East conflict and other political tensions, and the occurrence of natural disasters and public health crises. Such challenges have caused, and may continue to cause, recession fears, rising interest rates, foreign exchange volatility and inflationary pressures. At this time, the Company is unable to quantify the potential effects, if any, of this economic and political instability on its future operations.
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
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Restructuring and Other Charges

During the year ended December 31, 2025, the Company concluded manufacturing at its facility in Greer, South Carolina as part of its ongoing efforts to streamline operations and improve efficiency. As a result, the Company incurred severance expense and other closure-related costs during the year ended December 31, 2025 of $1.0 million which were included in cost of sales on the accompanying consolidated statements of operations. No impairment losses were recorded, as the plant's assets were either fully depreciated or transferred to other operating locations. The closure is not expected to have a significant impact on the Company's future operations, and the restructuring costs associated with these activities were substantially completed by December 31, 2025.
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
Certain distributors deduct distribution service fees from amounts due to the Company. These fees, along with chargebacks arising from contracted pricing arrangements with certain end customers, are recorded as reductions of revenue. Chargebacks represent the difference between the distributor’s acquisition cost and the lower contracted price offered to the end customer, and are estimated and recorded as a reduction of revenue at the time of the initial sale to the distributor. Chargeback estimates represent variable consideration and are determined based on contractual pricing arrangements, historical chargeback activity and expected sales to eligible end customers.
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
Deferred License Revenue
The Company received upfront fees under three distribution and license agreements, which were recognized as revenue over the estimated term of the applicable distribution and license agreement as regulatory approval was not received and the Company did not have sufficient experience in China, India, South Korea and Turkey to determine that regulatory approval was probable as of the execution of the agreement. During the year ended December 31, 2025, all remaining deferred revenue relating to the distribution and license agreements was recognized, resulting in $0.3 million of revenue recorded. All license agreements have been terminated.
Product Purchase Agreement

On September 18, 2023, Rockwell and DaVita, Inc. ("DaVita") entered into an Amended and Restated Products Purchase Agreement (the "Amended Agreement"), under which the Company supplies DaVita with certain dialysis concentrates. Under the Amended Agreement, the Company and DaVita agreed to an increase in product pricing, effective September 1, 2023 and a one-time payment of $0.4 million to Rockwell on or after December 1, 2023. Prior to the expiration of the Amended Agreement on December 31, 2024, the Company received written notice, notifying the Company that DaVita intended to extend the term of the Amended Agreement through December 31, 2025 with an increase in product pricing. DaVita subsequently indicated that it planned to transition to another supplier by mid-2025, subject to further discussions between Rockwell and DaVita. DaVita agreed to quarterly, non-refundable payments totaling $2.0 million during the year ended December 31, 2025 to ensure supply continuity during the transition period for products purchased. These quarterly, non-refundable payments totaled $2.0 million and were recorded as revenue during the year ended December 31, 2025. On December 23, 2025, DaVita and the Company extended the term of the Amended Agreement through December 31, 2026 (the "Extension Term") with an increase in product pricing during the Extension Term.
Disaggregation of revenue
Revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

In thousands	Year Ended December 31, 2025
Products By Geographic Area	Total	U.S.	Rest of World
License Fee – Over Time	$325	$—	$325
Concentrate Product Sales - Point-in-Time	68,933	60,358	8,575
Net Revenue	$69,258	$60,358	$8,900

In thousands	Year Ended December 31, 2024
Products By Geographic Area	Total	U.S.	Rest of World
License Fee – Over Time	$46	$—	$46
Concentrate Product Sales - Point-in-Time	101,443	92,258	9,185
Net Revenue	$101,489	$92,258	$9,231
Contract balances
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

In thousands	December 31, 2025	December 31, 2024	January 1, 2024
Accounts Receivable, net	$8,143	$8,291	$10,901
Contract Liabilities, which are included in deferred license revenue	$—	$475	$521
There were no other material contract assets recorded on the consolidated balance sheets as of December 31, 2025 and 2024. The Company does not generally accept returns of its concentrate products and no material reserve for returns of concentrates products was established as of December 31, 2025 or 2024.
Transaction price allocated to remaining performance obligations
Revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, contracts where revenue is recognized as invoiced and contracts with variable consideration related to undelivered performance obligations, totaled nil as of both December 31, 2025 and 2024. The Company applies the practical expedient in ASC 606, paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.
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
The Company may be exposed to credit losses through its available-for-sale debt securities. Unrealized losses resulting from the amortized cost basis of any available-for-sale debt security exceeding its fair value are evaluated for identification of credit and non-credit related factors. Any difference between the fair value of the debt security and the amortized cost basis not attributable to credit related factors are reported in other comprehensive income. A credit-related impairment is recognized as an allowance on the balance sheet with a corresponding adjustment to earnings. When evaluating the investments for impairment at each reporting period, the Company reviews factors such as the extent of the unrealized loss, current and future economic market conditions and the economic and financial condition of the issuer and any changes thereto.
Realized gains or losses resulting from the sale of these securities are determined based on the specific identification of the securities sold.
Accounts Receivable
Accounts receivable are stated at invoice amounts. The carrying amount of trade accounts receivable is reduced by an allowance for credit losses that reflects our best estimate of accounts that may not be collected, and is presented net of estimated chargebacks. The Company reviews outstanding trade accounts receivable balances and based on its assessment of expected collections, the Company estimates the portion, if any, of the balance that may not be collected based on future forecasts, historical loss information, and current economic conditions. All accounts or portions thereof deemed to be uncollectible are written off to the allowance for credit losses and credit loss expense.
Inventory
Inventory is stated at the lower of cost or net realizable value. Cost is determined on the first‑in first‑out method. Inventory that is not expected to be converted to cash over the next year is classified as non-current. The Company's policy is to reserve for its product inventory that it determines is unlikely to be sold to, or if sold, unlikely to be utilized by its customers on or before its expiration date.
Property and Equipment
Property and equipment is recorded at cost and is depreciated using the straight‑line method over the useful lives of the assets, which range from three to ten years. Expenditures for routine maintenance and repairs are expensed as incurred. Leasehold improvements are amortized using the straight‑line method over the shorter of the useful lives or the related lease term.

Impairment of Long-lived Assets and Goodwill
Long-lived assets, such as property and equipment and definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. For the years ended December 31, 2025 and 2024, there were no impairments of long-lived assets.
Rockwell reviews goodwill and indefinite-lived intangible assets at least annually for possible impairment. Goodwill and indefinite-lived intangible assets are reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit or the indefinite-lived intangible assets below their carrying values. Rockwell completed its annual impairment tests as of December 31, 2025 and 2024, and determined that no adjustment for impairment of goodwill or indefinite lived assets was required during the years ended December 31, 2025 and 2024.
Goodwill and Intangible Assets
Goodwill is the excess of purchase price over the fair value of identified net assets of businesses acquired. Intangible assets with indefinite useful lives are measured at their respective fair values as of the acquisition date. Goodwill was $0.9 million at both December 31, 2025 and 2024.
Definite-lived intangible assets consist of our customer list associated with the Evoqua Asset Acquisition. Definite-lived intangible assets have been capitalized and are being amortized over their useful life.
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
The Company accounts for uncertain tax positions in accordance with ASC 740, Income Taxes. The Company evaluates its tax positions for all open tax years and recognizes tax benefits when it is more likely than not (i.e., a likelihood of greater than 50 percent), based on the technical merits, that the position will be sustained upon examination by the applicable taxing authority. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement. Tax positions that do not meet the recognition threshold are not recognized in the financial statements. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Accrued interest and penalties are included in the related tax liability on the balance sheet.
Research and Product Development
The Company recognizes research and product development expenses as incurred. The Company did not incur any product development and research costs in 2025 and minimal product development and research costs in 2024.
Stock-Based Compensation
Service-Based Stock Unit Awards
The Company expenses stock-based compensation to employees and non-employees over the requisite service period based on the grant-date fair value of the awards. The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model, and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. For the years ended December 31, 2025 and 2024, the Company recorded stock-based compensation expense on its options granted under the Company’s equity compensation plans to its directors and officers, and its employees (See Note 12).

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
The awards with performance conditions vest and result in issuance, at settlement, of common stock for each recipient based upon the recipient’s continued employment with the Company through the settlement date of the award and the Company’s achievement of specified milestones. The requisite service period of the awards with performance conditions is generally one to two years. In the case of awards with performance conditions, the Company recognizes stock-based compensation expense based on the grant date fair value of the award when achievement of the underlying performance-based targets become probable.
The awards with market conditions vest and result in the issuance of common stock based upon the recipient’s continuing employment with the Company through the settlement date of the award related to the market capitalization criteria. The fair value related to the awards with market conditions is recorded as stock-based compensation expense over the period from date of grant to the settlement date regardless of whether the market condition is achieved.
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
Basic income (loss) per share is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, using the more dilutive of the two-class method and the if-converted method in the period of earnings. The two-class method is an earnings allocation method that determines income (loss) per share (when there are earnings) for common stock and participating securities. The if-converted method assumes all convertible securities are converted into common stock. Diluted EPS excludes all dilutive potential shares of common stock if their effect is anti-dilutive.

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

	As of December 31,
	2025	2024
Warrants to Purchase Common Stock	3,984,484	3,984,484
Options to Purchase Common Stock	3,276,564	1,886,247
Convertible Preferred Stock	1,405,001	1,391,045
Unvested Restricted Stock Units	1,156,660	584,309
Unvested Restricted Stock Units - Market Condition	717,000	—
Unvested Restricted Stock Awards	891	891
Total	10,540,600	7,846,976
The following table presents the calculation of basic and diluted EPS:

	Years Ended December 31,
	2025	2024
Numerator:
Net Loss	$(5,314)	$(480)
Accretion of Series X Preferred Stock	(153)	(302)
Net Loss Attributable to Common Stockholders	$(5,467)	$(782)
Denominator
Weighted Average Number of Shares of Common Stock Outstanding - Basic and Diluted	35,974,231	31,058,539
Net Loss Per Share Attributable to Common Stockholders - Basic and Diluted	$(0.15)	$(0.03)
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss includes all changes in equity during a period except those that resulted from investments by or distributions to the Company’s stockholders. Accumulated other comprehensive loss refers to revenues, expenses, gains and losses that are included in comprehensive income, but excluded from net loss as these amounts are recorded directly as an adjustment to stockholders’ equity. As of December 31, 2025, accumulated other comprehensive loss consists of (i) unrealized gain on available‑for‑sale investments of $0.1 and (ii) foreign currency translation adjustments of nil.
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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which updates income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This ASU also includes certain other amendments to improve the effectiveness of income tax disclosures. The amendments in this ASU are effective for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 for the year ended December 31, 2025 and applied the new disclosure requirements prospectively to the current annual period. Prior period disclosures have not been adjusted to reflect the new disclosure requirements. For additional information, see Note 17.

New Accounting Pronouncements

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

Note 4. Intangible Assets and Deferred Consideration
Intangible Assets
Our customer relationship intangible asset relates to customer relationships acquired in connection with an acquisition (the "Evoqua Asset Acquisition") executed on July 10, 2023 with Evoqua Water Technologies LLC ("Evoqua").
The details of our intangible assets subject to amortization are set forth below (in thousands):

	December 31, 2025
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer Relationships	20 years	$11,035	$(1,379)	$9,656

	December 31, 2024
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer Relationships	20 years	$11,035	$(828)	$10,207
During the year ended December 31, 2025, the Company recorded amortization of its customer relationship intangible asset of $0.6 million, resulting in a net intangible asset of $9.7 million as of December 31, 2025. During the year ended December 31, 2024, the Company recorded amortization of its customer relationship intangible asset of $0.6 million.

Estimated future amortization expense on the Company's customer relationships intangible asset as of December 31, 2025 is as follows (table in thousands):

Year ending December 31:
2026	$552
2027	552
2028	552
2029	552
2030	552
Thereafter	6,896
Total	$9,656
Deferred Consideration
A portion of the purchase price of the Evoqua Asset Acquisition was deferred on the acquisition date, with payment terms extending through April 2026. The Company made payments totaling $2.4 million and $1.3 million for during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, a deferred consideration liability of $1.0 million is presented in Deferred Consideration - Current on the accompanying consolidated balance sheets.
Note 5. Investments - Available-for-Sale
Investments available-for-sale consisted of the following as of December 31, 2025 and 2024 (table in thousands):

	December 31, 2025
	Amortized Cost	Unrealized Gain	Unrealized Loss	Accrued Interest	Fair Value
Available-for-Sale Securities
Debt Securities	$14,149	$137	$—	$—	$14,286

	December 31, 2024
	Amortized Cost	Unrealized Gain	Unrealized Loss	Accrued Interest	Fair Value
Available-for-Sale Securities
Debt Securities	$5,880	$60	$—	$—	$5,940

The fair value of investments available-for-sale are determined using quoted market prices from daily exchange-traded markets based on the closing price as of the balance sheet date and are classified as a Level 1 measurement under ASC 820, Fair Value Measurements.
As of December 31, 2025 and 2024, the Company's remaining available-for-sale securities are U.S. Department of the Treasury bonds and are all due within one year.
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

The CODM assesses performance for the segment and decides how to allocate resources based on net loss that also is reported on the statements of operations and comprehensive loss as net loss. The CODM uses net loss to monitor budget and forecast versus actual results in assessing segment performance, as well as cash forecast models, in order to evaluate operating results and performance in deciding how to allocate resources. The measure of segment assets is reported on the consolidated balance sheets as total assets.

The Company’s significant segment expenses for its one segment for the years ended December 31, 2025 and 2024 consisted of the following (table in thousands):

	Year Ended December 31,
	2025	2024

Net Sales	$69,258	$101,489
Cost of Sales	57,563	84,005
Gross Profit	11,695	17,484
Employee Compensation	10,140	9,452
Administrative Costs	6,246	7,424
Operating (Loss) Income	(4,691)	608

Other Income (Expense):
Realized Gain on Available-for-Sale Investments	267	74
Interest Expense	(1,124)	(1,254)
Interest Income	234	92
Total Other Expense, net	(623)	(1,088)

Net Loss	$(5,314)	$(480)
Significant Market Segments and Customers

Rockwell's customer mix is diverse, with most customer sales concentrations under 10%, however, one customer, DaVita, accounted for approximately 16% of Rockwell's total net product sales in 2025 and 45% of its total net product sales in 2024. Rockwell's accounts receivable from DaVita were approximately 14% and 20% of the total net consolidated accounts receivable balance as of December 31, 2025 and 2024, respectively. For additional information regarding the Company's contracts with DaVita, see Note 3. No other current customer accounted for more than 10% of sales in any of the last two years, however one other customer accounted for 17% of the Company's total net consolidated account receivable balance as of December 31, 2025.
The majority of Rockwell's international sales in each of the last two years were sales to domestic distributors that were resold to end users outside the United States. Rockwell's sales to foreign customers and distributors accounted for approximately 12% and 9% of its total sales in 2025 and 2024, respectively.

Note 7. Inventory
Components of inventory, net of reserves as of December 31, 2025 and 2024 were as follows (table in thousands):

	December 31, 2025	December 31, 2024
Inventory - Current Portion
Raw Materials	$1,848	$3,010
Work in Process	199	367
Finished Goods	1,377	2,401
Total Current Inventory	3,424	5,778
Inventory - Long Term(1)	—	178
Total Inventory	$3,424	$5,956
__________
(1)Represents inventory related to Triferic raw materials, which was expected to be utilized for the Company's international partnerships. During the year ended December 31, 2025, the Company wrote off this remaining inventory balance, resulting in an expense of $0.2 million recorded within cost of sales in the consolidated statement of operations.
As of December 31, 2025 and 2024, Rockwell had total current concentrate inventory aggregating $3.4 million and $6.2 million, respectively, against which Rockwell had reserved $25.0 thousand and $0.5 million, respectively.
Note 8. Property and Equipment
As of December 31, 2025 and 2024, the Company’s property and equipment consisted of the following (table in thousands):

	December 31, 2025	December 31, 2024
Machinery and Equipment	$11,340	$11,973
Information Technology & Office Equipment	1,717	1,845
Leasehold Improvements	1,567	1,562
Laboratory Equipment	726	807
Total Property and Equipment	15,350	16,187
Accumulated Depreciation and Amortization	(10,721)	(10,402)
Property and Equipment, net	$4,629	$5,785
Depreciation and amortization expense for both of the years ended December 31, 2025 and 2024 was $1.6 million.
Note 9. Accrued Liabilities
Accrued liabilities as of December 31, 2025 and 2024 consisted of the following (table in thousands):

	December 31, 2025	December 31, 2024
Accrued Compensation and Benefits	$2,558	$2,744
Accrued Unvouchered Receipts	814	1,417
Accrued Manufacturing Expense	—	602
Accrued Workers Compensation	84	176
Other Accrued Liabilities	881	1,336
Total Accrued Liabilities	$4,337	$6,275

Note 10. Insurance Financing Note Payable
On June 3, 2025, the Company entered into a short-term note payable with a principal amount of $0.7 million, bearing interest at a rate of 7.14% per annum to finance various insurance policies, which required an upfront payment of $0.2 million. Principal and interest payments related to this note began on July 3, 2025 and are being paid in 10 equal monthly payments of $0.1 million, with the final payment due on April 3, 2026. As of December 31, 2025, the Company's insurance financing note payable balance was $0.3 million.
On June 4, 2024, the Company entered into a short-term note payable with a principal amount of $0.7 million, bearing interest at a rate of 7.89% per annum to finance various insurance policies. Principal and interest payments related to this note began on July 3, 2024 and were paid on a straight-line amortization over 10 months, with the final payment due on April 3, 2025. As of December 31, 2024, the Company's insurance note payable balance was $0.3 million. During the year ended December 31, 2025, the Company's insurance financing note payable balance was paid in full.
Note 11. Stockholders’ Equity
Preferred Stock
On April 6, 2022, the Company and DaVita entered into the Securities Purchase Agreement (the "SPA"), which provided for the issuance by the Company of up to $15 million of preferred stock to DaVita, which was issued to DaVita during 2022 as Series X Preferred Stock and, by virtue, made DaVita a related party.

The Series X Preferred Stock was issued for a price of $1,000 per share (the "Face Amount"), subject to accretion at a rate of 1% per annum, compounded annually. If the Company’s common stock trades above $22.00 for a period of 30 calendar days, the accretion will thereafter cease. As of December 31, 2025, a total of $0.5 million of the Series X Preferred Stock had been accreted.

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
As of December 31, 2025 and 2024, there were 2,000,000 shares of preferred stock, $0.0001 par value per share, authorized and 15,000 shares of preferred stock issued and outstanding.
Common Stock
As of December 31, 2025 and 2024, there were 170,000,000 shares of common stock, $0.0001 par value per share, authorized and 39,405,302 and 34,056,920 shares issued and outstanding, respectively.

As of December 31, 2025 and 2024, the Company reserved for issuance the following shares of common stock related to the potential exercise of employee stock options, unvested restricted stock, convertible preferred stock, and warrants (collectively, "common stock equivalents"):

	As of December 31,
Common Stock and Common Stock Equivalents:	2025	2024
Common Stock	39,405,302	34,056,920
Options to Purchase Common Stock	3,276,564	1,886,247
Unvested Restricted Stock Awards	891	891
Unvested Restricted Stock Units	1,156,660	584,309
Convertible Preferred Stock	1,405,001	1,391,045
Unvested Restricted Stock Units - Market Condition	717,000	—
Warrants to Purchase Common Stock	3,984,484	3,984,484
Total	49,945,902	41,903,896
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

During the year ended December 31, 2025, 4,964,636 shares were sold pursuant to the Sales Agreement for gross proceeds of $8.0 million, net of offering costs of $0.2 million, for net proceeds of $7.8 million. Approximately $13.1 million remains available for sale under the ATM facility.

During the year ended December 31, 2024, 4,718,923 shares were sold pursuant to the Sales Agreement for net proceeds of $10.2 million.

Warrant Issuance

In connection with the execution of the Third Amendment, as defined and described in Note 16, on January 2, 2024, the Company issued to Innovatus a warrant to purchase 191,096 shares of the Company’s common stock with an exercise price of $1.83 per share. The warrant may be exercised on a cashless basis and is immediately exercisable through January 2, 2029. The number of shares of common stock for which the warrant is exercisable and the exercise price are subject to certain proportional adjustments as set forth in the Third Amendment. The warrant is equity-classified with a fair value of approximately $0.2 million at issuance, which was treated as a debt issuance cost and will be amortized through interest expense over the remaining contractual term of the Term Loan, as defined and described in Note 16.

On July 10, 2023, the Company entered into a letter agreement (the “Letter Agreement”) with Armistice Capital Master Fund Ltd. (“Armistice”), in which Armistice would receive a “reload” warrant (the “Reload Warrant”) to purchase 3,750,000 shares of Common Stock with an exercise price of $5.13 per share, the closing price as reported by the Nasdaq Capital Market on July 7, 2023. The Reload Warrant may be exercised at all times prior to the 54 months' anniversary of its issuance date. The Reload Warrant provides that a holder (together with its affiliates) may not exercise any portion of the Reload Warrant to the extent that the holder would own more than 9.99% of the Company’s outstanding Common Stock immediately after exercise, as such percentage ownership is determined in accordance with the terms of such warrant.

Note 12. Stock-Based Compensation

The Board of Directors adopted the 2018 Long-Term Incentive Plan (“2018 LTIP”) on January 29, 2018 as a replacement for the Company's prior 2007 Long Term Incentive Plan. As of December 31, 2025, the maximum number of shares of common stock with respect to which awards may be issued under the 2018 LTIP, as amended and restated, was 7,618,182. As of December 31, 2025, the 2018 LTIP had 1,944,938 shares of common stock available for grant. The Compensation Committee of the Board of Directors (the “Committee”) is responsible for the administration of the 2018 LTIP, including the grant of stock based awards and other financial incentives including performance based incentives to employees, non‑employee directors and consultants.
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
The Company recognized total stock-based compensation expense during the years ended December 31, 2025 and 2024 as follows (table in thousands):

	Year Ended December 31,
	2025	2024
Service Based Awards:
Restricted Stock Units	$968	$673
Stock Option Awards	848	619
Total	$1,816	$1,292
Performance Based Restricted Stock Awards
A summary of the Company’s performance based restricted stock awards during the year ended December 31, 2025 is as follows:

Performance Based Restricted Stock Awards	Number of Shares	Weighted Average Grant-Date Fair Value

Unvested at January 1, 2025	891	$62.70
Unvested at December 31, 2025	891	$62.70
Performance-based restricted stock awards are measured based on their fair value on the date of grant and amortized over the vesting period of 20 months. As of December 31, 2025, there is no unrecognized stock-based compensation expense related to performance-based restricted stock awards.

Service Based Restricted Stock Units
A summary of the Company’s service based restricted stock units during the year ended December 31, 2025 is as follows:

Service Based Restricted Stock Units	Number of Shares	Weighted Average Grant-Date Fair Value

Unvested at January 1, 2025	584,309	$1.72
Granted	1,025,000	$1.07
Forfeited	(417,649)	$1.85
Vested	(35,000)	$1.07
Unvested at December 31, 2025	1,156,660	$1.11
The fair value of service based restricted stock units are measured on the date of grant and amortized over the vesting period. The vesting periods range from one to three years. As of December 31, 2025, the unrecognized stock-based compensation expense was $0.7 million, which is expected to be recognized over the next 1.2 years.

Restricted Stock Units - Market Condition
During the year ended December 31, 2025, the Company granted 717,000 restricted stock units with a market condition ("RSU-MC") under its Amended and Restated 2018 Long Term Incentive Plan with a grant date fair value of $0.6 million. The RSU-MCs are subject to both service and market based vesting conditions.
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
The unrecognized stock-based compensation expense in connection with the RSU-MCs was $0.5 million at December 31, 2025, which is expected to be recognized over the next 2.4 years.
The fair value of RSU-MCs was measured on the date of grant using the Monte Carlo Simulation valuation model based on the following assumptions:

Exercise price	$0.86
Expected stock price volatility	93.00%
Risk-free interest rate	3.95%
Term (years)	2.64
Service Based Stock Option Awards
The fair value of the service based stock option awards granted for the years ended December 31, 2025 and 2024 were based on the following assumptions:

	December 31,
	2025	2024
Exercise Price	$0.87 - $1.26	$1.39 - $3.49
Expected Stock Price Volatility	90.4%	81.8% - 81.8%
Risk-free Interest Rate	3.74% - 4.14%	4.08% - 4.45%
Term (Years)	5.50 - 5.86	5.61 - 5.62

A summary of the Company’s service based stock option activity for the year ended December 31, 2025 is as follows:

Service Based Stock Option Awards	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in $1,000's)
Outstanding at January 1, 2025	1,886,247	$3.98		$—
Granted	1,595,000	$1.06
Exercised	(10,313)	$1.48
Forfeited	(139,146)	$1.30
Expired	(55,224)	$6.38
Outstanding at December 31, 2025	3,276,564	$2.64	8.0	$—
Exercisable at December 31, 2025	1,170,397	$5.10	6.5	$—
The aggregate intrinsic value is calculated as the difference between the closing price of the Company's common stock at the date indicated and the exercise price of the stock options that had strike prices below the closing price.
The weighted average per share grant date fair value for service based stock option awards during the years ended December 31, 2025 and 2024 was $0.86 and $1.03, respectively.
As of December 31, 2025, total stock-based compensation expense related to unvested options not yet recognized totaled approximately $0.9 million which is expected to be recognized over the next 2.3 years.
Note 13. License Agreements
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
The potential milestone payments are not considered probable, and no milestone payments have been accrued as of December 31, 2025 and 2024.
Note 14. Commitments and Contingencies
Insurance
The Company evaluates various kinds of risk that it is exposed to in its business. In its evaluation of risk, the Company evaluates options and alternatives to mitigating such risks. For certain insurable risks, Rockwell acquires insurance policies to protect against potential losses or to partially insure against certain risks. For the Company's subsidiary, Rockwell Transportation, Inc., Rockwell previously maintained a partially self-insured workers' compensation policy. Under the policy, its self‑insurance retention was $350,000 per occurrence and $618,000 in aggregate coverage for the policy year ending June 1, 2024. There were no claims paid or accrued as of December 31, 2025 for the policy year ended June 1, 2024. Estimated loss and additional future claims of approximately $84,000 have been reserved and accrued for as of December 31, 2025.
As of December 31, 2025, approximately $0.4 million was held in cash collateral and escrow by the insurance carrier for workers’ compensation insurance. At December 31, 2025, amounts held in cash collateral and escrow are included in prepaid expenses and other non-current assets in the consolidated financial statements.
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

Note 15. Leases
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
Rockwell also occupies a 51,000 square foot facility in Grapevine, Texas, under a lease expiring in February 2031. The lease, which previously expired in December 2025, was extended by 62 months to February 2031.
The Company previously operated in a 57,000 square foot facility in Greer, South Carolina, but the Company concluded manufacturing at that facility in the third quarter of 2025 as part of its ongoing efforts to streamline operations and improve efficiency. The lease expired in February 2026. The Company recognized a gain of $24,000 related to the early termination of this lease during the year ended December 31, 2025, resulting from the derecognition of the related right-of-use asset and lease liability.

During the year ended December 31, 2025, Rockwell entered into a lease for a 16,800-square foot storage facility in Allentown, Pennsylvania, that expires in April 2030, resulting in the recognition of a right-of-use asset and corresponding lease liability of approximately $1.0 million on the consolidated balance sheets.
The following summarizes quantitative information about the Company’s operating and finance leases (tables in thousands):

	For the year ended December 31,
	2025	2024
Operating Leases
Operating Lease Cost	$1,868	$1,608
Variable Lease Cost	555	508
Operating Lease Expense	2,423	2,116
Finance Leases
Amortization of Right-of-use Assets	488	559
Interest on Lease Obligations	73	114
Finance Lease Expense	561	673
Short-term Lease Rent Expense	21	21
Total Lease Expense	$3,005	$2,810

Other Information
Operating Cash Flows from Operating Leases	$1,872	$1,753
Operating Cash Flows from Finance Leases	$103	$114
Financing Cash Flows from Finance Leases	$529	$558

	December 31,
	2025	2024
Other Information
Weighted-average Remaining Lease Term – Operating Leases	2.7	2.4
Weighted-average Remaining Lease Term – Finance Leases	1.7	2.5
Weighted-average Discount Rate – Operating Leases	9.6%	6.3%
Weighted-average Discount Rate – Finance Leases	6.8%	6.4%
Future minimum rental payments under operating and finance lease agreements are as follows (table in thousands):

	Operating	Finance
Year Ending December 31, 2026	$1,316	$504
Year Ending December 31, 2027	912	311
Year Ending December 31, 2028	328	—
Year Ending December 31, 2029	283	—
Year Ending December 31, 2030	96	—
Total	2,935	815
Less Present Value Discount	(326)	(42)
Operating and Finance Lease Liabilities	$2,609	$773
Note 16. Loan and Security Agreement
    On March 16, 2020, the Company and Rockwell Transportation, Inc., as Borrowers, entered into a Loan and Security Agreement (the "Loan Agreement") with Innovatus, as collateral agent and the lenders party thereto, pursuant to which Innovatus, as a lender, agreed to make certain term loans to the Company. The Company is no longer eligible to draw on additional tranches.

The Company also owes an additional fee equal to 4.375% of the funded amount of the Term Loans, or $1.0 million (such additional fee, the “Final Fee”) at maturity. The Company is accreting up to this Final Fee premium with a charge against interest expense on the accompanying consolidated statements of operations.

In connection with each funding of the Term Loans, the Company issued to Innovatus a warrant (each a “Warrant”, and together the “Warrants”) to purchase a number of shares of the Company’s common stock equal to 3.5% of the principal amount of the relevant Term Loans funded divided by the exercise price. In connection with the first tranche of the Term Loans, the Company issued a Warrant to Innovatus, exercisable for an aggregate of 43,388 shares of the Company’s common stock at an exercise price of $18.15 per share. The Warrant may be exercised on a cashless basis and is immediately exercisable through the seventh anniversary of the applicable funding date. The number of shares of common stock for which the Warrant is exercisable and the associated exercise price are subject to certain proportional adjustments as set forth in such Warrant. The Company evaluated the warrant under ASC 470, Debt, and recognized an additional debt discount of approximately $0.5 million based on the relative fair value of the base instruments and warrants. The Company calculated the fair value of the Warrant using the Black-Scholes model.

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

On January 2, 2024, the Company entered into the Third Amendment to and Restatement of the Loan and Security Agreement (the "Third Amendment") with Innovatus, dated January 1, 2024 (the "Effective Date"). The Third Amendment provides for the continuation of term loans initially borrowed under the Loan Agreement amounting to $8.0 million as of January 1, 2024. The Company will make interest-only payments on the Term Loans for 36 months as certain conditions in the Third Amendment were met. The Company will make equal monthly payments of principal, together with applicable interest, in arrears, starting February 1, 2027. The Term Loans will mature on January 1, 2029. Effective on January 1, 2024, the Term Loans bear interest equal to the sum of (i) the greater of (a) Prime Rate (as defined in the Third Amendment) and (b) 7.50% plus (ii) 3.50%. At the Company's option, 2.00% of the interest due on any applicable interest payment date during the interest-only period may be paid in-kind by adding such amount to the then outstanding principal balance of the Term Loans. The Term Loans may be voluntarily prepaid in full (but not partially) at any time, upon at least seven business days’ prior notice. In connection with any voluntary prepayment or satisfaction of the Term Loans prior to the maturity date (including any acceleration), the Company will pay all accrued and unpaid interest and all other amounts due in connection with the Term Loans, together with: (x) a prepayment fee (the “Prepayment Fee”) equal to: (i) 1.0% of the principal amount of the Term Loans prepaid if the payment is made after January 1, 2026 but on or before January 1, 2027, or (ii) 0% of the principal amount of the Term Loans prepaid if the payment is made after January 1, 2027 through maturity; and (y) the Final Fee. The Term Loans will be mandatorily prepaid upon a change in control of the Company, or upon any early termination/acceleration of the Term Loans. In the event of a mandatory prepayment of the Term Loans, the Company shall be required to pay the Prepayment Fee (if applicable), as well as the Final Fee. The Third Amendment was treated as a modification for accounting purposes.

The Third Amendment contains various financial covenants and customary representations and warranties and affirmative and negative covenants, subject to exceptions as described in the Third Amendment. The Company's ability to comply with the covenants under the Third Amendment may be adversely affected by events beyond its control. If the Company is unable to comply with the covenants under the Third Amendment, it would pursue all available cure options in order to regain compliance. However, the Company may not be able to mutually agree with Innovatus on appropriate remedies to cure a future breach of a covenant, which could give rise to an event of default. As of December 31, 2025, the Company was in compliance with all covenants under the Third Amendment.

In connection with the execution of the Third Amendment, on January 2, 2024, the Company issued a warrant to purchase shares of the Company’s common stock. The warrant is equity-classified with a fair value of $0.2 million at issuance, which was treated as a debt issuance cost and in being amortized through interest expense over the remaining contractual term of the Term Loans. For additional information, see Note 11.

The effective interest rate used to amortize the debt issuance cost relating to these warrants is 11.0% as of December 31, 2025. As of December 31, 2025, the outstanding balance of the Term Loans was $8.8 million, net of aggregate unamortized issuance costs, discounts, and premium of $1.3 million. For both of the years ended December 31, 2025 and 2024, interest expense, including paid-in-kind interest, amounted to $1.1 million.

The Loan Agreement is secured by all assets of the Company and Rockwell Transportation, Inc. and contains customary representations and warranties and covenants, subject to customary carve outs, and initially included financial covenants related to liquidity and sales of Triferic.

The following table reflects the schedule of principal payments on the Term Loans as of December 31, 2025 (in thousands):

Year	Principal Payments
2026	$—
2027	3,852
2028	4,202
2029 (Inclusive of Final Fee)	1,335
Total Debt Maturities	9,389
Unamortized Issuance Costs and Discount	(563)
Term Loans, net	$8,826
Note 17. Income Taxes
The U.S. and foreign components of pretax loss are as follows:

	Year Ended December 31,
	2025	2024
Pretax Loss
U.S.	$(5,314)	$(480)
Foreign	—	—
Total Pretax Loss	$(5,314)	$(480)
A reconciliation of income tax expense at the statutory rate to income tax expense at our effective tax rate is as follows (table in thousands):

	Year Ended December 31,
	2025		2024
Tax Expense Computed at Federal Statutory Rate	$(1,116)	21.0%	$(101)	21.0%
State and Local Income Tax, net of Federal Income Tax Effect	(69)	1.3%	(6)	1.3%
Effect of Change in Valuation Allowance	1,185	(22.3)%	107	(22.3)%
Total Income Tax Expense	$—	—%	$—	—%

The details of the net deferred tax asset are as follows (dollars in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net Operating Loss Carryforward	$72,886	$71,423
Stock Based Compensation	3,230	4,584
General Business Credit	6,872	6,872
Research & Experimental Expenses	219	338
Inventories	27	474
Deferred Interest	2,150	1,909
Accrued Expenses	68	84
Deferred License Revenue	—	106
Other Deferred Tax Assets	244	65
Total Deferred Tax Assets	85,696	85,855
Deferred Tax Liabilities:
Goodwill & Intangible Assets	363	327
Prepaid Expenses	208	205
Book over Tax Depreciation	7	60
Total Deferred Tax Liabilities	578	592
Net Deferred Tax Asset Before Valuation Allowance	85,118	85,263
Valuation Allowance	(85,118)	(85,263)
Net Deferred Tax Asset	$—	$—

Deferred tax assets result primarily from net operating loss carryforwards. For federal tax purposes, we have net operating loss carryforwards of approximately $326.4 million of which approximately $192.1 million began expiring in 2025 and will continue to expire through 2040.

In assessing the potential for realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company recognized no income tax expense or benefit for the years ended December 31, 2025 and 2024 as a result of a full valuation allowance against the net deferred tax assets as of December 31, 2025 and 2024. The valuation allowance decreased by $0.1 million during the year ended December 31, 2025. Considered together with the Company's limited history of operating income and its net losses in 2025 and 2024, management has placed a full valuation allowance against the net deferred tax assets as of December 31, 2025 and 2024.

The Company accounts for its uncertain tax positions in accordance with ASC 740‑10, Income Taxes and the amount of unrecognized tax benefits related to tax positions is not significant at December 31, 2025 and 2024. The Company has not been under tax examination in any jurisdiction for the years ended December 31, 2025 and 2024. The Company completed an audit by the Internal Revenue Services for the 2021 tax year resulting in no adjustments. Tax examination years of 2022 through 2024 remain open. A recent IRC Section 382 study has not been performed, which could limit the value of the Company's net operating losses. No income taxes have been paid or refunded during the tax year.
Note 18. Subsequent Events
Subsequent to December 31, 2025 and prior to the issuance of these financial statements, the Company renewed operating lease for its 51,000 square foot manufacturing facility in Grapevine, Texas. The related lease expired in December 2025. The renewed lease has a term from January 1, 2026 to February 28, 2031 and provides for aggregate minimum lease payments of approximately $3.3 million. The Company will recognize the related right-of-use asset and lease liability upon lease commencement in 2026.