Form 10-Q
period 2026-03-31
ROCKWELL MEDICAL, INC.
filed 2026-05-07
CIK 1041024

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
The number of shares of common stock outstanding as of April 30, 2026 was 39,470,299.

Rockwell Medical, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

	March 31, 2026	December 31, 2025
ASSETS
Cash and Cash Equivalents	$9,609	$10,711
Investments Available-for-Sale	14,281	14,286
Accounts Receivable, net	8,825	8,143
Inventory, net	3,055	3,424
Prepaid and Other Current Assets	1,173	1,599
Total Current Assets	36,943	38,163

Property and Equipment, net	4,328	4,629
Right of Use Assets - Operating, net	4,608	2,569
Right of Use Assets - Finance, net	549	651
Intangible Assets, net	9,518	9,656
Goodwill	921	921
Other Non-Current Assets	556	556
Total Assets	$57,423	$57,145
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts Payable	$3,446	$1,999
Accrued Liabilities	3,160	4,337
Deferred Consideration - Current	500	1,000
Lease Liabilities - Operating - Current	1,451	1,155
Lease Liabilities - Finance - Current	468	469
Term Loans - Current - Net of Issuance Costs	707	—
Insurance Financing Note Payable	66	264
Customer Deposits	70	356
Total Current Liabilities	9,868	9,580

Lease Liabilities - Operating - Long-Term	3,301	1,454
Lease Liabilities - Finance - Long-Term	190	304
Term Loans - Long-Term, net of Issuance Costs	8,207	8,826
Total Liabilities	21,566	20,164

Commitments and Contingencies (see Note 13)

Stockholders' Equity:
Preferred Stock, $0.0001 par value, 2,000,000 shares authorized; 15,000 shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common Stock, $0.0001 par value; 170,000,000 shares authorized; 39,470,299 and 39,405,302 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	4	4
Additional Paid-in Capital	440,317	439,838
Accumulated Deficit	(404,597)	(402,992)
Accumulated Other Comprehensive Income	133	131
Total Stockholders’ Equity	35,857	36,981
Total Liabilities and Stockholders’ Equity	$57,423	$57,145
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025

Net Sales	$17,336	$18,914
Cost of Sales	14,439	15,872
Gross Profit	2,897	3,042
Selling and Marketing	567	711
General and Administrative	3,810	3,691
Operating Loss	(1,480)	(1,360)

Other Income (Expense):
Realized Gain on Available-for-Sale Investments	120	56
Interest Expense	(282)	(277)
Interest Income	37	66
Total Other Expense, net	(125)	(155)

Net Loss	$(1,605)	$(1,515)

Basic and Diluted Net Loss per Share	$(0.04)	$(0.04)
Basic and Diluted Weighted Average Shares Outstanding	39,418,302	34,107,640

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Three Months Ended March 31,
	2026	2025

Net Loss	$(1,605)	$(1,515)
Reclassification of Realized Gain on Available-for-Sale Investments Included in Net Loss	(120)	(56)
Unrealized Gain on Available-for-Sale Investments	122	62
Comprehensive Loss	$(1,603)	$(1,509)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS' EQUITY
	SHARES	AMOUNT	SHARES	AMOUNT
Balance as of January 1, 2026	15,000	$—	39,405,302	$4	$439,838	$(402,992)	$131	$36,981
Net Loss	—	—	—	—	—	(1,605)	—	(1,605)
Reclassification of Realized Gain on Available-for-Sale Investments	—	—	—	—	—	—	(120)	(120)
Unrealized Gain on Available-for-Sale Investments	—	—	—	—	—	—	122	122
Vesting of Restricted Stock Units Issued, net of Taxes Withheld and Cancellations	—	—	64,997	—	—	—	—	—
Stock-based Compensation	—	—	—	—	479	—	—	479
Balance as of March 31, 2026	15,000	$—	39,470,299	$4	$440,317	$(404,597)	$133	$35,857

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS' EQUITY
	SHARES	AMOUNT	SHARES	AMOUNT
Balance as of January 1, 2025	15,000	$—	34,056,920	$3	$430,207	$(397,678)	$54	$32,586
Net Loss	—	—	—	—	—	(1,515)	—	(1,515)
Reclassification of Realized Gain on Available-for-Sale Investments	—	—	—	—	—	—	(56)	(56)
Unrealized Gain on Available-for-Sale Investments	—	—	—	—	—	—	62	62
Vesting of Restricted Stock Units Issued, net of Taxes Withheld and Cancellations	—	—	200,983	—	—	—	—	—
Stock-based Compensation	—	—	—	—	445	—	—	445
Balance as of March 31, 2025	15,000	$—	34,257,903	$3	$430,652	$(399,193)	$60	$31,522

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2026	2025
Cash Flows From Operating Activities:
Net Loss	$(1,605)	$(1,515)
Adjustments To Reconcile Net Loss To Net Cash Used In Operating Activities:
Depreciation and Amortization	511	539
Stock-based Compensation	479	445
Write-off of Inventory	—	178
Non-cash Lease Expense from Right of Use Assets	512	518
Amortization of Debt Financing Costs and Accretion of Debt Discount and Premium	88	88
Loss on Disposal of Assets	178	54
Realized Gain on Sale of Investments	(120)	(56)
Changes in Assets and Liabilities:
Accounts Receivable	(682)	(1,379)
Inventory	369	733
Prepaid and Other Assets	426	378
Accounts Payable	1,446	(944)
Lease Liabilities	(306)	(389)
Accrued and Other Liabilities	(1,463)	(1,662)
Deferred License Revenue	—	(475)
Net Cash Used In Operating Activities	(167)	(3,487)
Cash Flows From Investing Activities:
Purchases of Investments Available-for-Sale	(7,072)	(2,938)
Proceeds from Sales of Investments Available-for-Sale	7,200	3,000
Purchases of Equipment	(425)	(63)
Proceeds from Sale of Equipment	175	—
Net Cash Used In Investing Activities	(122)	(1)
Cash Flows From Financing Activities:
Payments on Insurance Financing Note Payable	(198)	(201)
Payments on Finance Lease Liabilities	(115)	(146)
Deferred Consideration Paid in Connection with Evoqua Asset Acquisition	(500)	(436)
Net Cash Used In Financing Activities	(813)	(783)
Net Decrease in Cash and Cash Equivalents	(1,102)	(4,271)
Cash and Cash Equivalents at Beginning of Period	10,711	15,662
Cash and Cash Equivalents at End of Period	$9,609	$11,391

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$193	$190

Supplemental Disclosure of Noncash Investing and Financing Activities:
Right of Use Assets - Operating Obtained in Exchange for Lease Liabilities - Operating	$2,450	$—
Change in Unrealized Gain on Investments Available-for-Sale	$2	$5

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
Rockwell is a supplier of liquid and dry, acid and bicarbonate concentrates for dialysis patients. Hemodialysis is the most common form of end-stage kidney disease treatment and is usually performed in freestanding outpatient dialysis centers, at hospital-based outpatient centers, skilled nursing facilities, or a patient’s home.

Rockwell manufactures hemodialysis concentrates under current Good Manufacturing Practices ("cGMP") at its two facilities in Michigan and Texas, and manufactures dry acid concentrate mixers at its facility in Iowa. Rockwell delivers the majority of its hemodialysis concentrates products and mixers to dialysis clinics throughout the United States and internationally utilizing its own delivery trucks and third-party carriers.

Rockwell was incorporated in the state of Michigan in 1996 and re-domiciled to the state of Delaware in 2019. Our headquarters is located at 30142 Wixom Road, Wixom, Michigan 48393. Our telephone number is (248) 960-9009 and our website is https://www.rockwellmed.com.

2. Liquidity and Capital Resources
As of March 31, 2026, Rockwell had approximately $23.9 million of cash, cash equivalents and investments available-for-sale, and working capital of $27.1 million. Net cash used in operating activities for the three months ended March 31, 2026 was approximately $0.2 million. Based on the currently available working capital along with the expectation of management of its ability to execute on its operational plans as discussed below, management believes the Company currently has sufficient funds to meet its operating requirements for at least the next twelve months from the date of the filing of this report.

The Company continues to review its operational plans and execute on the acquisition of new customers, and has implemented cost containment activities. The Company may require additional capital to sustain its operations and make the investments it needs to execute its strategic plan. In addition, the Company's plans may include raising capital, if needed, by using the $13.1 million remaining on its at-the-market ("ATM") facility or other methods or forms of financings, subject to existing limitations. If the Company attempts to obtain additional debt or equity financing, the Company cannot assume such financing will be available on favorable terms, if at all.

The Company is subject to certain covenants and cure provisions under its Loan Agreement (as defined below in Note 15) with Innovatus Life Sciences Lending Fund I, LP ("Innovatus"), which, on January 2, 2024, was amended to include, among other things, an interest-only period for 30 months, or up to 36 months if certain conditions are met, and to extend the maturity date to January 1, 2029 (See Note 15 for further detail). The Company satisfied those conditions and will now make interest-only payments for the full 36 months. As of March 31, 2026, the Company is in compliance with all covenants.

The global macroeconomic environment is uncertain, and could be negatively affected by, among other things, changes in U.S. trade policies, including tariffs and other trade restrictions or the threat of such actions, instability in the global capital and credit markets, supply chain weaknesses, and instability in the geopolitical environment, including as a result of the Russian invasion of Ukraine, the conflicts in the Middle East and other political tensions, and the occurrence of natural disasters and public health crises. Such challenges have caused, and may continue to cause, recession fears, rising interest rates, foreign exchange volatility and inflationary pressures. At this time, the Company is unable to quantify the potential effects, if any, of this economic and political instability on its future operations.

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

The condensed consolidated balance sheet at March 31, 2026, and the condensed consolidated statements of operations, comprehensive loss, changes in stockholders' equity, and cash flows for the three months ended March 31, 2026 and 2025 are unaudited, but include all adjustments, consisting of normal recurring adjustments the Company considers necessary for a fair presentation of the financial position, operating results, and cash flows for the periods presented. The results for the three months ended March 31, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026 or for any future interim period. The condensed consolidated balance sheet at December 31, 2025 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2025 and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 as filed with the SEC on March 26, 2026. The Company’s consolidated subsidiaries consist of its wholly-owned subsidiaries, Rockwell Transportation, Inc. and Rockwell Medical India Private Limited.

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
Restructuring and Other Charges
In the third quarter of 2025, the Company concluded manufacturing at its facility in Greer, South Carolina as part of its ongoing efforts to streamline operations and improve efficiency. This was neither material to the Company’s overall financial position nor performance. No impairment losses were recorded, as the plant's assets were either fully depreciated prior to closure or transferred to other operating locations. The closure is not expected to have a significant impact on the Company's future operations, and the restructuring activities associated with this closure are substantially complete.

Loss Per Share
Basic and diluted net loss per share for the three months ended March 31, 2026 and 2025 was calculated as follows:

	Three Months Ended March 31,
(In thousands, except share and per share amounts)	2026	2025
Numerator:
Net Loss	$(1,605)	$(1,515)
Net Loss Attributable to Common Stockholders	$(1,605)	$(1,515)

Denominator:
Weighted Average Number of Shares of Common Stock Outstanding - Basic and Diluted	39,418,302	34,107,640
Net Loss per Share Attributable to Common Stockholders - Basic and Diluted	$(0.04)	$(0.04)
Basic income (loss) per share (“EPS”) is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, using the more dilutive of the two- class method and the if-
converted method in the period of earnings. The two-class method is an earnings allocation method that determines income (loss) per share (when there are earnings) for common stock and participating securities. The if-converted method assumes all convertible securities are converted into common stock. Diluted EPS excludes all dilutive potential shares of common stock if their effect is anti-dilutive.
The Company’s potentially dilutive securities include stock options, restricted stock awards and units, convertible preferred stock and warrants. The following table includes the potential shares of common stock that were excluded from the computation of diluted EPS attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2026	2025
Warrants to Purchase Common Stock	3,984,484	3,984,484
Options to Purchase Common Stock	3,200,049	1,884,476
Convertible Preferred Stock	1,405,001	1,391,045
Unvested Restricted Stock Units	1,073,330	383,326
Unvested Restricted Stock Units - Market Condition	717,000	—
Unvested Restricted Stock Awards	—	891
Total	10,379,864	7,644,222
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
Recently Adopted Accounting Pronouncements
In July 2025, the Financial Accounting Standards Board ("FASB") issued the Accounting Standards Update ("ASU") 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which simplifies the estimation of credit losses on current accounts receivable and contract assets by allowing the election of a practical expedient to assume that the current conditions as of the consolidated balance sheet date will remain unchanged for the remaining life of the asset when developing a reasonable and supportable forecast as part of estimating expected credit losses on these assets. The Company adopted this ASU on January 1, 2026, and the adoption did not have a material impact on the Company’s consolidated financial statements or footnote disclosures.
New Accounting Pronouncements
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
4.  Revenue Recognition

The Company recognizes revenue under Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, issued by the FASB. The core principle of the revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

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
Rockwell's customer mix is diverse, with most customer sales concentrations under 10%. For the three months ended March 31, 2026, revenues from sales to two customers, Fresenius Medical Care North America ("Fresenius") and Nipro Medical Corporation, a subsidiary of Nipro Corporation Japan ("Nipro") were approximately 11% and 10% of total revenues for the period, respectively. For the three months ended March 31, 2025, revenues from sales to two customers, DaVita, Inc. ("DaVita") and Fresenius were approximately 27% and 10% of total revenues for the period, respectively. At March 31, 2026, Fresenius and Nipro each represented 17% of the total net consolidated accounts receivable balance. At December 31, 2025, DaVita represented 14% of the total net consolidated accounts receivable balance. See below for additional information regarding the Company's contract with DaVita.
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
Deferred License Revenue
The Company received upfront fees under three distribution and license agreements, which were recognized as revenue over the estimated term of the applicable distribution and license agreement as regulatory approval was not received and the Company did not have sufficient experience in China, India, South Korea and Turkey to determine that regulatory approval was probable as of the execution of the agreement. During the three months ended March 31, 2025, all remaining deferred revenue relating to the distribution and license agreements was recognized, resulting in $0.3 million of revenue recorded. All license agreements have been terminated.
Product Purchase Agreement
On September 18, 2023, Rockwell and its long-time customer, DaVita, a provider of kidney care, entered into an Amended and Restated Products Purchase Agreement (the "Amended Agreement"), which amends and restates the Product Purchase Agreement, dated July 1, 2019, as amended, under which the Company supplies DaVita with certain dialysis concentrates. Under the Amended Agreement, the Company and DaVita agreed to an increase in product pricing, effective September 1, 2023. The term of the Amended Agreement was scheduled to expire on December 31, 2024. Prior to the expiration, the Company received written notice from DaVita, notifying the Company that DaVita intended to extend the term of the Amended Agreement through December 31, 2025 (the "Extension Term"). However, DaVita subsequently indicated that it will completely transition to another supplier, subject to further discussion between Rockwell and DaVita. DaVita agreed to non-refundable payments to ensure supply continuity during the transition period for products purchased, including quarterly, non-refundable payments totaling $2.0 million during the year ended December 31, 2025, of which $0.9 million was recorded as revenue during the three months ended March 31, 2025. On December 23, 2025, DaVita and the Company extended the term of the Amended Agreement through December 31, 2026 (as amended, the " Second Extension Term") with an increase in product pricing during the Second Extension Term.
Disaggregation of revenue
Revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

In thousands	Three Months Ended March 31, 2026
Products By Geographic Area	Total	U.S.	Rest of World
Concentrate Product Sales - Point-in-Time	$17,336	$14,563	$2,773
Net Revenue	$17,336	$14,563	$2,773

In thousands	Three Months Ended March 31, 2025
Products By Geographic Area	Total	U.S.	Rest of World
License Fee – Over Time	$325	$—	$325
Concentrate Product Sales - Point-in-Time	18,589	16,436	2,153
Net Revenue	$18,914	$16,436	$2,478
Contract balances
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

In thousands	March 31, 2026	December 31, 2025	January 1, 2025
Accounts Receivable, net	$8,825	$8,143	$8,291
Contract Liabilities, which are included in Deferred License Revenue	$—	$—	$475
There were no other material contract assets recorded on the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025. The Company does not generally accept returns of its concentrate products and no material provision for returns of concentrates products was established as of March 31, 2026 or December 31, 2025. As of March 31, 2026 and December 31, 2025, the Company recorded an accrual for chargebacks and distribution fees of $0.7 million and $1.0 million, respectively, which are presented as an offset to accounts receivable in the accompanying condensed consolidated balance sheets.
Transaction price allocated to remaining performance obligations
Revenue expected to be recognized in any future year related to remaining performance obligations, excluding revenue pertaining to contracts that have an original expected duration of one year or less, contracts where revenue is recognized as invoiced and contracts with variable consideration related to undelivered performance obligations, was nil as of March 31, 2026. The Company applies the practical expedient in ASC 606, paragraph 606-10-50-14 and does not disclose information about remaining performance obligations that have original expected durations of one year or less.
5.  Intangible Assets and Deferred Consideration
Intangible Assets
Our customer relationship intangible asset relates to customer relationships acquired in connection with an acquisition (the "Evoqua Asset Acquisition") executed on July 10, 2023 with Evoqua Water Technologies LLC ("Evoqua").
The details of our intangible assets subject to amortization are set forth below (in thousands):

	March 31, 2026
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer Relationships	20 years	$11,035	$(1,517)	$9,518

	December 31, 2025
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer Relationships	20 years	$11,035	$(1,379)	$9,656
During each of the three months ended March 31, 2026 and 2025, the Company recorded amortization of its customer relationship intangible asset of $0.1 million.
Estimated future amortization expense on the Company's customer relationships intangible asset as of March 31, 2026 is as follows (table in thousands):

Year ending December 31:
2026 (Remainder of Year)	$414
2027	552
2028	552
2029	552
2030	552
Thereafter	6,896
Total	$9,518

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Deferred Consideration
A portion of the purchase price of the Evoqua Asset Acquisition was deferred on the acquisition date and is reflected in Deferred Consideration - Current on the condensed consolidated balance sheet, with payment terms extending through April 2026. The Company made payments of $0.5 million and $0.4 million during the three months ended March 31, 2026 and 2025, respectively.
6.  Investments - Available-for-Sale
Investments available-for-sale consisted of the following as of March 31, 2026 and December 31, 2025 (table in thousands):

	March 31, 2026
	Amortized Cost	Unrealized Gain	Unrealized Loss	Accrued Interest	Fair Value
Available-for-Sale Securities
Debt Securities	$14,142	$139	$—	$—	$14,281

	December 31, 2025
	Amortized Cost	Unrealized Gain	Unrealized Loss	Accrued Interest	Fair Value
Available-for-Sale Securities
Debt Securities	$14,149	$137	$—	$—	$14,286
The fair value of investments available-for-sale are determined using quoted market prices from daily exchange-traded markets based on the closing price as of the balance sheet date and are classified as a Level 1 measurement under ASC 820, Fair Value Measurements.
During both of the three months ended March 31, 2026 and 2025, the Company sold investments outstanding for a gain of $0.1 million, which is included in realized gain on available-for-sale investments on the condensed consolidated statements of operations.
As of March 31, 2026, the Company's remaining available-for-sale securities are U.S. Department of the Treasury bonds and are all due within one year.
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

The CODM assesses performance for the segment and decides how to allocate resources based on net loss that also is reported on the statements of operations and comprehensive loss as net loss. The CODM uses net loss to monitor budget and forecast versus actual results in assessing segment performance, as well as cash forecast models, in order to evaluate operating results and performance in deciding how to allocate resources. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The Company’s significant segment expenses for its one segment for the three months ended March 31, 2026 and 2025 consisted of the following (table in thousands):

	Three Months Ended March 31,
	2026	2025

Net Sales	$17,336	$18,914
Cost of Sales	14,439	15,872
Gross Profit	2,897	3,042
Employee Compensation	2,735	2,678
Administrative Costs	1,642	1,724
Operating Loss	(1,480)	(1,360)

Other Income (Expense):
Realized Gain on Available-for-Sale Investments	120	56
Interest Expense	(282)	(277)
Interest Income	37	66
Total Other Expense, net	(125)	(155)

Net Loss	$(1,605)	$(1,515)
8.  Inventory
Components of inventory, net of reserves, as of March 31, 2026 and December 31, 2025 were as follows (table in thousands):

	March 31, 2026	December 31, 2025
Inventory - Current Portion
Raw Materials	$1,599	$1,848
Work in Process	241	199
Finished Goods	1,215	1,377
Total Inventory	$3,055	$3,424
As of March 31, 2026 and December 31, 2025, Rockwell had total current concentrate inventory aggregating $3.1 million and $3.4 million, respectively, against which Rockwell had reserved $25,000 at each period end.
9.  Property and Equipment
As of March 31, 2026 and December 31, 2025, the Company’s property and equipment consisted of the following (table in thousands):

	March 31, 2026	December 31, 2025
Machinery and Equipment	$10,273	$11,340
Information Technology & Office Equipment	1,686	1,717
Leasehold Improvements	1,378	1,567
Laboratory Equipment	725	726
Total Property and Equipment	14,062	15,350
Accumulated Depreciation and Amortization	(9,734)	(10,721)
Property and Equipment, net	$4,328	$4,629

During the three months ended March 31, 2026, the Company disposed of certain property and equipment, resulting in the derecognition of $1.7 million of gross assets and $1.4 million of accumulated depreciation, proceeds of $0.2 million from asset sales, and a net loss on disposal of $0.2 million. Depreciation and amortization expense for each of the three months ended March 31, 2026 and 2025 was $0.4 million.
10.  Accrued Liabilities
Accrued liabilities as of March 31, 2026 and December 31, 2025 consisted of the following (table in thousands):

	March 31, 2026	December 31, 2025
Accrued Compensation and Benefits	$1,344	$2,558
Accrued Unvouchered Receipts	880	814
Accrued Workers Compensation	79	84
Other Accrued Liabilities	857	881
Total Accrued Liabilities	$3,160	$4,337
11.  Stockholders’ Equity
Preferred Stock
On April 6, 2022, the Company and DaVita entered into the Securities Purchase Agreement (the "SPA"), which provided for the issuance by the Company of up to $15 million of preferred stock to DaVita, which was issued to DaVita during 2022 as Series X Preferred Stock and, by virtue, made DaVita a related party.

The Series X Preferred Stock was issued for a price of $1,000 per share (the "Face Amount"), subject to accretion at a rate of 1% per annum, compounded annually. If the Company’s common stock trades above $22.00 for a period of 30 calendar days, the accretion will thereafter cease. As of March 31, 2026, a total of $0.5 million of the Series X Preferred Stock had been accreted.

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

As of each of March 31, 2026 and December 31, 2025, there were 2,000,000 shares of preferred stock, $0.0001 par value per share, authorized and 15,000 shares of preferred stock issued and outstanding.
Common Stock
As of March 31, 2026 and 2025, the Company reserved for issuance the following shares of common stock related to the potential exercise of employee stock options, unvested restricted stock, convertible preferred stock, and warrants (collectively, "common stock equivalents"):

	As of March 31,
Common Stock and Common Stock Equivalents:	2026	2025
Common Stock	39,470,299	34,257,903
Options to Purchase Common Stock	3,200,049	1,884,476
Unvested Restricted Stock Awards	—	891
Unvested Restricted Stock Units	1,073,330	383,326
Convertible Preferred Stock	1,405,001	1,391,045
Unvested Restricted Stock Units - Market Condition	717,000	—
Warrants to Purchase Common Stock	3,984,484	3,984,484
Total	49,850,163	41,902,125
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
During the three months ended March 31, 2026, no shares were sold pursuant to the Sales Agreement. Approximately $13.1 million remains available for sale under the ATM facility.

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

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
12.  Stock-Based Compensation
The Company recognized total stock-based compensation expense during the three months ended March 31, 2026 and 2025 as follows (table in thousands):

	Three Months Ended March 31,
	2026	2025
Service-based Awards:
Restricted Stock Units	$193	$294
Stock Option Awards	286	151
Total	$479	$445
Performance-based Restricted Stock Awards
A summary of the Company’s performance-based restricted stock awards during the three months ended March 31, 2026 is as follows:

Performance-based Restricted Stock Awards	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2026	891	$62.70
Forfeited	(891)	$62.70
Unvested at March 31, 2026	—	$—
Performance-based restricted stock awards are measured based on their fair value on the date of grant and amortized over the vesting period of 20 months. As of March 31, 2026, there is no unrecognized stock-based compensation expense related to performance-based restricted stock awards.
Restricted Stock Units - Market Condition
In May 2025, the Company granted 717,000 restricted stock units with a market condition ("RSU-MC") under its Amended and Restated 2018 Long Term Incentive Plan with a grant date fair value of $0.6 million. The RSU-MCs are subject to both service and market based vesting conditions.
The RSU-MCs will vest, subject to the recipient's continued employment through the vesting date, if the average closing price of the Company's common stock equals or exceeds $2.14 per share for any consecutive 60-day trading period occurring prior to the third anniversary of the grant date. Except in the event of a change in control or termination due to death or disability, no portion of the award will vest before the first anniversary of the grant date. The RSU-MCs qualify as equity instruments and are accounted for under ASC 718, Compensation, Stock Compensation.

The unrecognized stock-based compensation expense recorded in connection with the RSU-MCs was $0.4 million at March 31, 2026, which is expected to be recognized over the next 2.14 years.
Service-based Restricted Stock Units
There were no service-based restricted stock units granted during the three months ended March 31, 2026 or 2025.
A summary of the Company’s service-based restricted stock units during the three months ended March 31, 2026 is as follows:

Service-based Restricted Stock Units	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2026	1,156,660	$1.11
Vested	(83,330)	1.39
Unvested at March 31, 2026	1,073,330	$1.09

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The fair value of service-based restricted stock units is measured on the date of grant and amortized over the vesting period. The vesting periods range from one to three years. As of March 31, 2026, the unrecognized stock-based compensation expense was $0.5 million, which is expected to be recognized over the next 1.02 years.
Service-based Stock Option Awards
There were no service-based stock option awards granted during the three months ended March 31, 2026 or 2025.
A summary of the Company’s service-based stock option activity for the three months ended March 31, 2026 is as follows:

Service-based Stock Option Awards	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2026	3,276,564	$2.64
Forfeited	(43,832)	1.19
Expired	(32,683)	10.32
Outstanding at March 31, 2026	3,200,049	$2.56	7.83	$3
Exercisable at March 31, 2026	1,182,664	$4.77	6.44	$—
The aggregate intrinsic value is calculated as the difference between the closing price of the Company's common stock at the date indicated and the exercise price of the stock options that had strike prices below the closing price.
As of March 31, 2026, total stock-based compensation expense related to unvested options not yet recognized totaled approximately $0.7 million, which is expected to be recognized over the next 2.06 years.
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
Product License Agreements
The Company is a party to a Licensing Agreement between the Company and Charak, LLC ("Charak") dated January 7, 2002 (the "2002 Agreement") that grants the Company exclusive worldwide rights to certain patents and information related to its Triferic product. On October 7, 2018, the Company entered into a Master Services and IP Agreement (the “Charak MSA”) with Charak and Dr. Ajay Gupta, a former Officer of the Company. Pursuant to the Charak MSA, the parties entered into three additional agreements related to the license of certain soluble ferric pyrophosphate (“SFP”) intellectual property owned by Charak. These agreements granted the Company an exclusive, worldwide, non-transferable license to SFP for the purpose of commercializing (i) SFP for the treatment of patients with renal failure, (ii) certain intravenous-delivered products incorporating SFP for the treatment of iron disorders, and (iii) certain TPN products incorporating SFP. The potential milestone payments are not considered probable, and no milestone payments have been accrued as of March 31, 2026 and December 31, 2025.
14.  Leases
Rockwell leases its production facilities and administrative offices as well as certain equipment used in its operations including leases on transportation equipment used in the delivery of its products. The lease terms range from monthly to six years. Rockwell occupies a 51,000 square foot facility and a 17,500 square foot facility in Wixom, Michigan under a lease expiring in August 2027. Rockwell also occupies a 51,000 square foot facility in Grapevine, Texas. The lease, which previously expired in December 2025, was extended in January 2026 for a 62-month term through February 2031, resulting in the recognition of a right-of-use asset and corresponding lease liability of approximately $2.5 million. Additionally, Rockwell occupies a lease for a 16,800 square foot storage facility in Allentown, Pennsylvania, that expires in April 2030.
The following summarizes quantitative information about the Company’s operating and finance leases (table in thousands):

	Three Months Ended March 31,
	2026	2025
Operating Leases
Operating Lease Cost	$523	$426
Variable Lease Cost	70	128
Operating Lease Expense	593	554
Finance Leases
Amortization of Right-of-Use Assets	102	139
Interest on Lease Obligations	12	23
Finance Lease Expense	114	162
Short-term Lease Rent Expense	5	5
Total Lease Expense	$712	$721

Other Information
Operating Cash Flows from Operating Leases	$419	$433
Operating Cash Flows from Finance Leases	$12	$23
Financing Cash Flows from Finance Leases	$115	$146

	March 31,
	2026	2025
Weighted-average Remaining Lease Term – Operating Leases	3.8	2.2
Weighted-average Remaining Lease Term – Finance Leases	1.4	2.2
Weighted-average Discount Rate – Operating Leases	9.8%	6.2%
Weighted-average Discount Rate – Finance Leases	6.8%	6.4%
Future minimum rental payments under operating and finance lease agreements are as follows (table in thousands):

	Operating	Finance
Year ending December 31, 2026 (Remaining)	$1,398	$378
Year ending December 31, 2027	1,533	311
Year ending December 31, 2028	973	—
Year ending December 31, 2029	953	—
Year ending December 31, 2030	794	—
Remaining future payments	117	—
Total	5,768	689
Less Present Value Discount	(1,016)	(31)
Operating and Finance Lease Liabilities	$4,752	$658

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
The Third Amendment contains various financial covenants and customary representations and warranties and affirmative and negative covenants, subject to exceptions as described in the Third Amendment. The Company's ability to comply with the covenants under the Third Amendment may be adversely affected by events beyond its control. If the Company is unable to comply with the covenants under the Third Amendment, it would pursue all available cure options in order to regain compliance. However, the Company may not be able to mutually agree with Innovatus on appropriate remedies to cure a future breach of a covenant, which could give rise to an event of default. As of March 31, 2026, the Company was in compliance with all covenants under the Third Amendment.
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
The effective interest rate used to amortize the debt issuance cost relating to these warrants is 11.0% as of March 31, 2026. As of March 31, 2026, the outstanding balance of the Term Loans was $8.9 million, net of aggregate unamortized issuance costs, discounts and premiums of $1.3 million. For both of the three months ended March 31, 2026 and 2025, interest expense, including paid-in-kind interest, amounted to $0.3 million.

The Loan Agreement is secured by all assets of the Company and Rockwell Transportation, Inc. and contains customary representations and warranties and covenants, subject to customary carve outs, and initially included financial covenants related to liquidity and sales of Triferic.

The following table reflects the schedule of principal payments on the Term Loans as of March 31, 2026 (table in thousands):

Year	Principal Payments
2026 (Remaining)	$—
2027	3,871
2028	4,223
2029 (Inclusive of Final Fee)	1,336
Total Debt Maturities	9,430
Unamortized Issuance Costs and Discount	(516)
Total Debt Maturities, net of Unamortized Issuance Costs and Discount	8,914
Less: Current Portion of Term Loans	(707)
Term Loans, net	$8,207
16. Insurance Financing Note Payable
On June 3, 2025, the Company entered into a short-term note payable with a principal amount of $0.7 million, bearing interest at a rate of 7.14% per annum to finance various insurance policies, which required an upfront payment of $0.2 million. Principal and interest payments related to this note began on July 3, 2025 and are being paid in 10 equal monthly payments of $0.1 million, with the final payment due on April 3, 2026. As of March 31, 2026, the Company's insurance financing note payable balance was $0.1 million.
On June 4, 2024, the Company entered into a short-term note payable with a principal amount of $0.7 million, bearing interest at a rate of 7.89% per annum to finance various insurance policies, which required an upfront payment of $0.2 million. Principal and interest payments related to this note began on July 3, 2024 and were paid in 10 equal monthly payments of $0.1 million, with the final payment paid on April 3, 2025.

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
Forward-Looking Statements
We make forward-looking statements in this report and may make such statements in future filings with the U.S. Securities and Exchange Commission ("SEC"). We may also make forward-looking statements in our press releases or other public or shareholder communications. Our forward-looking statements are subject to risks and uncertainties and include information about our current expectations and possible or assumed future results of our operations. When we use words such as “may,” “might,” “will,” “should,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” “could,” “plan,” “potential,” “predict,” “forecast,” “project,” “intend,” “is focused on” or similar expressions, or make statements regarding our intent, belief, or current expectations, we are making forward-looking statements. Our forward looking statements also include, without limitation, statements about our liquidity and capital resources; our ability to continue as a going concern; the size of the hemodialysis concentrates market opportunity; our ability to successfully execute on our business strategy, including our commercial focus; our ability to raise additional capital; our ability to successfully implement certain cost containment and cost-cutting measures; our ability to achieve and maintain profitability and statements regarding our anticipated future financial condition, operating results, cash flows and business plans.
While we believe our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which are based on information available to us on the date of this report or, if made elsewhere, as of the date made. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed in this report, “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 and from time to time in our other reports filed with the SEC.
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
Rockwell is a supplier of liquid and dry, acid and bicarbonate concentrates for dialysis patients. Hemodialysis is the most common form of end-stage kidney disease treatment and is typically performed in freestanding outpatient dialysis centers, hospital-based outpatient centers, skilled nursing facilities, or a patient’s home. This represents a large market opportunity for which we believe Rockwell's products are well-positioned to meet the needs of patients.
We currently operate in one market segment, the hemodialysis market, which involves the manufacturing, sale and distribution of hemodialysis products to hemodialysis clinics, including dialysis concentrates, dialysis kits and other ancillary products used in the dialysis process. Rockwell currently serves approximately 300 customers, highlighted by all five of the leading dialysis providers in the United States, including Fresenius and DaVita. Rockwell's customer mix is diverse, with most customer sales concentrations under 10%. Dialysate concentrates accounted for 100% of our revenue for the quarter ended March 31, 2026, of which approximately 84% of our sales was to distributors and customers for use in the United States.
Our commercial organization supports the Company's vision to focus its efforts on driving Rockwell Medical toward sustainable profitability. Our commercial team is focused on expanding revenue within our current customer base and seeking to grow revenue through the addition of new accounts to increase Rockwell's overall market share within the hemodialysis concentrates sector. We focus on creating long-term partnerships with customers, securing appropriate pricing for our products, and delivering high-quality product to our customers for use with their patients.
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
Rockwell continues to upgrade its manufacturing equipment to streamline production and improve margins, renegotiated pricing with key suppliers, and entered into several multi-year customer purchase agreements.
On September 18, 2023, Rockwell and DaVita, Inc. ("DaVita") entered into an Amended and Restated Products Purchase Agreement (the "Amended Agreement"), under which the Company supplies DaVita with certain dialysis concentrates. The term of the Amended Agreement was scheduled to expire on December 31, 2024. Prior to the expiration, the Company received written notice from DaVita that DaVita intended to extend the term of the Amended Agreement through December 31, 2025 (the "Extension Term"). Subsequently, DaVita indicated that it would completely transition to another supplier, subject to further discussions between Rockwell and DaVita. Additionally, DaVita agreed to quarterly, non-refundable payments totaling $2.0 million to ensure supply continuity for products purchased during the year ended December 31, 2025. These quarterly, non-refundable payments of $0.9 million was recorded as revenue during the three months ended March 31, 2025. While DaVita did significantly reduce its product purchases from Rockwell, it did not completely transition its business to a different supplier. On December 31, 2025, the Company and DaVita entered into a second amendment (the "Second Amendment") to the Amended Agreement which extended the term of the Amended Agreement by one additional year to December 31, 2026 (the "Second Extension Term"). The Second Amendment also provides for a price increase on the products sold under the Amended Agreement for the Second Extension Term.

Results of Operations for the Three Months Ended March 31, 2026 and 2025
The following table summarizes our operating results for the periods presented below (dollars in thousands):

	Three Months Ended March 31,
	2026	% of Revenue	2025	% of Revenue	% Change

Net Sales	$17,336		$18,914		(8)%
Cost of Sales	14,439	83%	15,872	84%	(9)%
Gross Profit	2,897	17%	3,042	16%	(5)%

Selling and Marketing	567	3%	711	4%	(20)%
General and Administrative	3,810	22%	3,691	20%	3%
Operating Loss	$(1,480)	(8)%	$(1,360)	(8)%	9%
Net Sales
During the three months ended March 31, 2026, net sales were $17.3 million compared to net sales of $18.9 million during the three months ended March 31, 2025. The decrease of $1.6 million was primarily due to a $3.9 million reduction in sales to DaVita, which included a $0.9 million price adjustment in 2025 that did not repeat in 2026, partially offset by an increase of $2.6 million from price increases to other existing customers and sales to new customers. Net sales of non-product revenue were $0.3 million for the three months ended March 31, 2025 from the recognition of the remaining deferred revenue associated with Triferic licenses. DaVita represented 7% and 27% of net sales for the three months ended March 31, 2026 and 2025, respectively.

Cost of Sales and Gross Profit

Cost of sales for the three months ended March 31, 2026 was $14.4 million, resulting in gross profit of $2.9 million for the three months ended March 31, 2026, compared to cost of sales of $15.9 million and a gross profit of $3.0 million for the three months ended March 31, 2025. The gross profit decrease of $0.1 million was primarily due to (i) a $0.9 million decline due to a price adjustment for DaVita purchases for the three months ended March 31, 2025 that did not repeat in 2026, (ii) a $0.9 million increase as a result of lower manufacturing costs due to a decrease in production headcount and overhead and (iii) a decrease of $0.1 million in gross profit related to the recognition of remaining deferred revenue associated with Triferic licenses in the three months ended March 31, 2025.
Selling and Marketing Expense
Selling and marketing expenses for the three months ended March 31, 2026 were $0.6 million compared to $0.7 million during the three months ended March 31, 2025. The decrease was due to $0.1 million of lower compensation expense as a result of lower headcount.
General and Administrative Expense
General and administrative expenses were $3.8 million for the three months ended March 31, 2026, compared to $3.7 million for the three months ended March 31, 2025. The increase of $0.1 million was driven by higher compensation expense.
Other Expense
Total other expense of $0.1 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively, was driven primarily by interest expense of $0.2 million in each period related to our debt facility (See Note 15 to the condensed consolidated financial statements included elsewhere in this Form 10-Q). The interest expense for the three months ended March 31, 2026 was partially offset by $0.1 million of realized gains on available-for-sale investments.
Liquidity and Capital Resources
As of March 31, 2026, we had approximately $23.9 million of cash, cash equivalents and investments available-for-sale, and net working capital of $27.1 million. Based on the currently available net working capital along with the expectation of management of its ability to execute on its operational plans as discussed below, management believes the Company currently has sufficient funds to meet its operating requirements for at least the next twelve months from the date of the filing of this report.
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

The Company is subject to certain covenants and cure provisions under its Loan and Security Agreement (the "Loan Agreement") with Innovatus Life Sciences Lending Fund I, LP. As of March 31, 2026, the Company was in compliance with all covenants. On January 2, 2024, the Loan Agreement was amended to include, among other things, an interest-only period for 30 months, or up to 36 months if certain conditions are met, and extend the maturity date to January 1, 2029 (See Note 15 to the accompanying condensed consolidated financial statements).

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
Cash Used In Operating Activities
Net cash used in operating activities was $0.2 million for the three months ended March 31, 2026 compared to net cash used in operating activities of $3.5 million for the three months ended March 31, 2025. The decrease in cash used in operating activities during the current period as compared to the prior period was primarily due to a decrease in cash used in changes in current balance sheet accounts in the ordinary course of business of approximately $3.5 million, partially offset by increases in cash used from (i) net loss of approximately $0.1 million and (ii) non-cash adjustments of $0.1 million.
Cash Used In Investing Activities
Net cash used in investing activities was $0.1 million during the three months ended March 31, 2026. Net cash used in investing activities was immaterial for the three months ended March 31, 2025. Net cash used in investing activities during the three months ended March 31, 2026 and 2025 was primarily driven by (i) purchases of property and equipment, net of $0.4 million and $0.1 million, respectively, partially offset by (ii) net cash proceeds from purchases and sales of our available-for-sale investments during each period of $0.1 million.
Cash Used In Financing Activities

Net cash used in financing activities was $0.8 million during both of the three months ended March 31, 2026 and 2025. Net cash used in financing activities during the three months ended March 31, 2026 and 2025 was primarily due to (i) the cash paid in connection with the Evoqua Asset Acquisition deferred consideration obligation of $0.5 million and $0.4 million, respectively, (ii) $0.2 million of payments under the insurance financing note payable during each period and (iii) $0.1 million of payments on finance lease liabilities during each period.
Contractual Obligations and Other Commitments
Due to the contract-intensive nature of the Company's business, the Company has been and may in the future become involved in disputes or legal actions with its contract counterparties, which could have a negative impact on the Company's business, results of operations or financial condition. See Note 13 to the condensed consolidated financial statements included elsewhere in this Form 10-Q for additional disclosures. There have been no other material changes from the contractual obligations and other commitments disclosed in Notes 13 and 14 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.
Critical Accounting Policies and Significant Judgments and Estimates

Our critical accounting policies and significant estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.
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

Item 1A. Risk Factors
Our business is subject to various risks, including those described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2025 under "Item 1A - Risk Factors."
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX
Exhibit No.	Description

31.1*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1**	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Database

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (included as Exhibit 101)

*	Filed herewith
**	Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKWELL MEDICAL, INC.
(Registrant)

Date: May 7, 2026	/s/ Mark Strobeck
Mark Strobeck, Ph.D. President, Chief Executive Officer and Director (Principal Executive Officer)