Form 10-Q
period 2026-06-30
ROCKWELL MEDICAL, INC.
filed 2026-08-13
CIK 1041024

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
The number of shares of common stock outstanding as of August 10, 2026 was 4,030,465.

Rockwell Medical, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

	June 30, 2026	December 31, 2025
ASSETS
Cash and Cash Equivalents	$10,519	$10,711
Investments Available-for-Sale	14,278	14,286
Accounts Receivable, net	8,305	8,143
Inventory, net	2,817	3,424
Prepaid and Other Current Assets	441	1,599
Total Current Assets	36,360	38,163

Property and Equipment, net	4,622	4,629
Right of Use Assets - Operating, net	4,240	2,569
Right of Use Assets - Finance, net	448	651
Intangible Assets, net	9,380	9,656
Goodwill	920	921
Other Non-Current Assets	556	556
Total Assets	$56,526	$57,145
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts Payable	$3,179	$1,999
Accrued Liabilities	3,973	4,337
Deferred Consideration - Current	—	1,000
Lease Liabilities - Operating - Current	1,456	1,155
Lease Liabilities - Finance - Current	442	469
Term Loans - Current - Net of Issuance Costs	1,768	—
Insurance Financing Note Payable	—	264
Customer Deposits	356	356
Total Current Liabilities	11,174	9,580

Lease Liabilities - Operating - Long-Term	2,933	1,454
Lease Liabilities - Finance - Long-Term	99	304
Term Loans - Long-Term, net of Issuance Costs	7,235	8,826
Total Liabilities	21,441	20,164

Commitments and Contingencies (see Note 13)

Stockholders' Equity:
Preferred Stock, $0.0001 par value, 2,000,000 shares authorized; 15,000 shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common Stock, $0.0001 par value; 170,000,000 shares authorized; 3,972,029 and 3,940,530 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	—	—
Additional Paid-in Capital	440,724	439,842
Accumulated Deficit	(405,769)	(402,992)
Accumulated Other Comprehensive Income	130	131
Total Stockholders’ Equity	35,085	36,981
Total Liabilities and Stockholders’ Equity	$56,526	$57,145
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net Sales	$17,780	$16,071	$35,116	$34,985
Cost of Sales	14,537	13,568	28,976	29,440
Gross Profit	3,243	2,503	6,140	5,545
Research and Product Development	40	—	40	—
Selling and Marketing	577	572	1,144	1,283
General and Administrative	3,687	3,280	7,497	6,971
Operating Loss	(1,061)	(1,349)	(2,541)	(2,709)

Other Income (Expense):
Realized Gain on Available-for-Sale Investments	130	64	250	120
Interest Expense	(281)	(276)	(563)	(553)
Interest Income	40	69	77	135
Total Other Expense, net	(111)	(143)	(236)	(298)

Net Loss	$(1,172)	$(1,492)	$(2,777)	$(3,007)

Basic and Diluted Net Loss per Share	$(0.34)	$(0.48)	$(0.74)	$(0.92)
Basic and Diluted Weighted Average Shares Outstanding	3,958,568	3,431,130	3,950,245	3,420,448

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net Loss	$(1,172)	$(1,492)	$(2,777)	$(3,007)
Reclassification of Realized Gain on Available-for-Sale Investments Included in Net Loss	(130)	(64)	(250)	(120)
Unrealized Gain on Available-for-Sale Investments	127	61	249	123
Comprehensive Loss	$(1,175)	$(1,495)	$(2,778)	$(3,004)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS' EQUITY
	SHARES	AMOUNT	SHARES	AMOUNT
Balance as of January 1, 2026	15,000	$—	3,940,530	$—	$439,842	$(402,992)	$131	$36,981
Net Loss	—	—	—	—	—	(1,605)	—	(1,605)
Reclassification of Realized Gain on Available-for-Sale Investments	—	—	—	—	—	—	(120)	(120)
Unrealized Gain on Available-for-Sale Investments	—	—	—	—	—	—	122	122
Vesting of Restricted Stock Units Issued, net of Taxes Withheld	—	—	6,499	—	—	—	—	—
Stock-based Compensation	—	—	—	—	479	—	—	479
Balance as of March 31, 2026	15,000	$—	3,947,029	$—	$440,321	$(404,597)	$133	$35,857
Net Loss	—	—	—	—	—	(1,172)	—	(1,172)
Reclassification of Realized Gain on Available-for-Sale Investments	—	—	—	—	—	—	(130)	(130)
Unrealized Gain on Available-for-Sale Investments	—	—	—	—	—	—	127	127
Vesting of Restricted Stock Units Issued, net of Taxes Withheld	—	—	25,000	—	—	—	—	—
Stock-based Compensation	—	—	—	—	403	—	—	403
Balance as of June 30, 2026	15,000	$—	3,972,029	$—	$440,724	$(405,769)	$130	$35,085

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS' EQUITY
	SHARES	AMOUNT	SHARES	AMOUNT
Balance as of January 1, 2025	15,000	$—	3,405,692	$—	$430,210	$(397,678)	$54	$32,586
Net Loss	—	—	—	—	—	(1,515)	—	(1,515)
Reclassification of Realized Gain on Available-for-Sale Investments	—	—	—	—	—	—	(56)	(56)
Unrealized Gain on Available-for-Sale Investments	—	—	—	—	—	—	62	62
Vesting of Restricted Stock Units Issued, net of Taxes Withheld	—	—	20,098	—	—	—	—	—
Stock-based Compensation	—	—	—	—	445	—	—	445
Balance as of March 31, 2025	15,000	$—	3,425,790	$—	$430,655	$(399,193)	$60	$31,522
Net Loss	—	—	—	—	—	(1,492)	—	(1,492)
Reclassification of Realized Gains on Available-for-Sale Investments	—	—	—	—	—	—	(64)	(64)
Unrealized Gain on Available-for-Sale Investments	—	—	—	—	—	—	61	61
Vesting of Restricted Stock Units Issued, net of Taxes Withheld	—	—	17,244	—	—	—	—	—
Stock-based Compensation	—	—	—	—	382	—	—	382
Balance as of June 30, 2025	15,000	$—	3,443,034	$—	$431,037	$(400,685)	$57	$30,409

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2026	2025
Cash Flows From Operating Activities:
Net Loss	$(2,777)	$(3,007)
Adjustments To Reconcile Net Loss To Net Cash Provided By (Used In) Operating Activities:
Depreciation and Amortization	1,003	1,102
Stock-based Compensation	882	827
Write-off of Inventory	—	178
Non-cash Lease Expense from Right of Use Assets	982	1,091
Amortization of Debt Financing Costs and Accretion of Debt Discount and Premium	178	176
Loss on Disposal of Assets	146	57
Realized Gain on Sale of Investments	(250)	(120)
Changes in Assets and Liabilities:
Accounts Receivable	288	207
Inventory	607	1,618
Prepaid and Other Assets	1,158	1,043
Accounts Payable	1,180	(1,367)
Lease Liabilities	(670)	(808)
Accrued and Other Liabilities	(364)	(2,165)
Deferred License Revenue	—	(475)
Change in Accounts Receivable Reserve for Chargebacks	(450)	—
Net Cash Provided By (Used In) Operating Activities	1,913	(1,643)
Cash Flows From Investing Activities:
Purchases of Investments Available-for-Sale	(14,142)	(5,877)
Proceeds from Sales of Investments Available-for-Sale	14,400	6,000
Purchases of Equipment	(1,042)	(227)
Proceeds from Sale of Equipment	175	—
Net Cash Used In Investing Activities	(609)	(104)
Cash Flows From Financing Activities:
Payments on Insurance Financing Note Payable	(264)	(268)
Payments on Finance Lease Liabilities	(232)	(294)
Deferred Consideration Paid in Connection with Evoqua Asset Acquisition	(1,000)	(871)
Net Cash Used In Financing Activities	(1,496)	(1,433)

Net Decrease in Cash and Cash Equivalents	(192)	(3,180)
Cash and Cash Equivalents at Beginning of Period	10,711	15,662
Cash and Cash Equivalents at End of Period	$10,519	$12,482

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$387	$380

Supplemental Disclosure of Noncash Investing and Financing Activities:
Right of Use Assets - Operating Obtained in Exchange for Lease Liabilities - Operating	$2,450	$1,006
Change in Unrealized Gain on Investments Available-for-Sale	$(1)	$3
Increase in Prepaid Assets from Insurance Financing Note Payable	$—	$660
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

Rockwell was incorporated in the state of Michigan in 1996 and re-domiciled to the state of Delaware in 2019. Our headquarters is located at 30142 S. Wixom Road, Wixom, Michigan 48393. Our telephone number is (248) 960-9009 and our website is https://www.rockwellmed.com.

2. Liquidity and Capital Resources
As of June 30, 2026, Rockwell had approximately $24.8 million of cash, cash equivalents and investments available-for-sale, and working capital of $25.2 million. Net cash provided by operating activities for the six months ended June 30, 2026 was approximately $1.9 million. Based on the currently available working capital along with the expectation of management of its ability to execute on its operational plans as discussed below, management believes the Company currently has sufficient funds to meet its operating requirements for at least the next twelve months from the date of the filing of this report.

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

The Company is subject to certain covenants and cure provisions under its Loan Agreement (as defined below in Note 15) with Innovatus Life Sciences Lending Fund I, LP ("Innovatus"), which, on January 2, 2024, was amended to include, among other things, an interest-only period for 30 months, or up to 36 months if certain conditions are met, and to extend the maturity date to January 1, 2029 (See Note 15 for further detail). The Company satisfied those conditions and will now make interest-only payments for the full 36 months. As of June 30, 2026, the Company is in compliance with all covenants.

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

The condensed consolidated balance sheet at June 30, 2026, and the condensed consolidated statements of operations, comprehensive loss and, changes in stockholders' equity for the three and six months ended June 30, 2026 and 2025, and the statement of cash flows for the six months ended June 30, 2026 and 2025 are unaudited, but include all adjustments, consisting of normal recurring adjustments the Company considers necessary for a fair presentation of the financial position, operating results, and cash flows for the periods presented. The results for the six months ended June 30, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026 or for any future interim period. The condensed consolidated balance sheet at December 31, 2025 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2025 and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 as filed with the SEC on March 26, 2026. The Company’s consolidated subsidiaries consist of its wholly-owned subsidiaries, Rockwell Transportation, Inc. and Rockwell Medical India Private Limited.

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
Reverse Stock Split
On July 1, 2026, the Company effected a one-for-ten (1-for-10) reverse stock split of its common stock. All share and per-share amounts for all periods presented in these condensed consolidated financial statements — including common shares outstanding, weighted-average shares outstanding, net loss per share, and the shares underlying stock options, restricted stock units, warrants, and the conversion of the Series X Convertible Preferred Stock — have been retrospectively adjusted to reflect the reverse stock split. The par value and the number of authorized shares of common stock were unchanged. The reduction in issued and outstanding shares resulting from the reverse stock split was recorded as a reclassification between common stock and additional paid-in capital, with no change to total stockholders' equity. See Note 17 for further information.

Loss Per Share
Basic and diluted net loss per share for the three and six months ended June 30, 2026 and 2025 was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share amounts)	2026	2025	2026	2025
Numerator:
Net Loss	$(1,172)	$(1,492)	$(2,777)	$(3,007)
Less: Accretion of Series X Preferred Stock	(155)	(153)	(155)	(153)
Net Loss Attributable to Common Stockholders	$(1,327)	$(1,645)	$(2,932)	$(3,160)

Denominator:
Weighted Average Number of Shares of Common Stock Outstanding - Basic and Diluted	3,958,568	3,431,130	3,950,245	3,420,448
Net Loss per Share Attributable to Common Stockholders - Basic and Diluted	$(0.34)	$(0.48)	$(0.74)	$(0.92)
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
The Company’s potentially dilutive securities include stock options, restricted stock awards and units, convertible preferred stock and warrants. The following table includes the potential shares of common stock that were excluded from the computation of diluted EPS attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Warrants to Purchase Common Stock	398,448	398,448	398,448	398,448
Options to Purchase Common Stock	318,493	334,189	318,493	334,189
Convertible Preferred Stock	141,900	140,500	141,900	140,500
Unvested Restricted Stock Units	77,334	116,666	77,334	116,666
Unvested Restricted Stock Units - Market Condition	71,700	71,700	71,700	71,700
Unvested Restricted Stock Awards	—	89	—	89
Total	1,007,875	1,061,592	1,007,875	1,061,592
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
Rockwell's customer mix is diverse, with most customer sales concentrations under 10%. For the three months ended June 30, 2026, revenues from sales to three customers, Customer A, Customer B and Customer C were approximately 8%, 9% and 11% of total revenues for the period, respectively, and 7%, 10% and 10% of total revenues for the six months ended June 30, 2026, respectively. For the three months ended June 30, 2025, revenues from sales to three customers, Customer A, Customer B and Customer C were approximately 11%, 10% and 11% of total revenues for the period, respectively, and 20%, 10% and 9% of total revenues for the six months ended June 30, 2025, respectively. At June 30, 2026, Customer B and Customer C represented
13% and 17% of the total net consolidated accounts receivable balance, respectively. At December 31, 2025, Customer A represented 14% of the total net consolidated accounts receivable balance.
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
Dialysis concentrate and ancillary products are sold directly to dialysis clinics and to wholesale distributors in both domestic and international markets. Distribution and license agreements for which upfront fees are received are evaluated upon execution or modification of the agreement to determine if the agreement creates a separate performance obligation from the underlying product sales. For all existing distribution and license agreements, the distribution and license agreement is not a distinct performance obligation from the product sales. In instances where regulatory approval of the product has not been established and the Company does not have sufficient experience with the foreign regulatory body to conclude that regulatory approval is probable, the revenue for the performance obligation is recognized over the term of the license agreement (over time recognition). Conversely, when regulatory approval already exists or is probable, revenue is recognized at the point in time that control of the product transfers to the customer.
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
Product Purchase Agreement
On September 18, 2023, Rockwell and DaVita, Inc. ("DaVita") entered into an Amended and Restated Products Purchase Agreement (the "Amended Agreement"), which amends and restates the Product Purchase Agreement, dated July 1, 2019, as amended, under which the Company supplies DaVita with certain dialysis concentrates. Under the Amended Agreement, the Company and DaVita agreed to an increase in product pricing, effective September 1, 2023. The term of the Amended Agreement was scheduled to expire on December 31, 2024. Prior to the expiration, the Company received written notice from DaVita, notifying the Company that DaVita intended to extend the term of the Amended Agreement through December 31, 2025 (the "Extension Term"). However, DaVita subsequently indicated that it will completely transition to another supplier, subject to further discussion between Rockwell and DaVita. DaVita agreed to non-refundable payments to ensure supply continuity during the transition period for products purchased, including quarterly, non-refundable payments totaling $1.3 million during the year ended December 31, 2025, of which $0.3 million and $1.3 million were recorded as revenue during the three and six months ended June 30, 2025. On December 23, 2025, DaVita and the Company extended the term of the Amended Agreement through December 31, 2026 (as amended, the " Second Extension Term") with an increase in product pricing during the Second Extension Term.
Disaggregation of revenue
Revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

In thousands	Three Months Ended June 30, 2026			Six Months Ended June 30, 2026
Products By Geographic Area	Total	U.S.	Rest of World	Total	U.S.	Rest of World
Concentrate Product Sales - Point-in-Time	$17,780	$15,131	$2,649	$35,116	$29,694	$5,422
Net Revenue	$17,780	$15,131	$2,649	$35,116	$29,694	$5,422

In thousands	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
Products By Geographic Area	Total	U.S.	Rest of World	Total	U.S.	Rest of World
License Fee – Over Time	$—	$—	$—	$325	$—	$325
Concentrate Product Sales - Point-in-Time	16,071	14,189	1,882	34,660	30,625	4,035
Net Revenue	$16,071	$14,189	$1,882	$34,985	$30,625	$4,360
Contract balances
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

In thousands	June 30, 2026	December 31, 2025	January 1, 2025
Accounts Receivable, net	$8,305	$8,143	$8,291
Contract Liabilities, which are included in Deferred License Revenue	$—	$—	$475
There were no other material contract assets recorded on the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025. The Company does not generally accept returns of its concentrate products and no material provision for returns of concentrates products was established as of June 30, 2026 or December 31, 2025. As of June 30, 2026 and December 31, 2025, the Company recorded an accrual for chargebacks and distribution fees of $0.6 million and $1.1 million, respectively, which are presented as an offset to accounts receivable in the accompanying condensed consolidated balance sheets.
5.  Intangible Assets and Deferred Consideration
Intangible Assets
Our customer relationship intangible asset relates to customer relationships acquired in connection with an acquisition (the "Evoqua Asset Acquisition") executed on July 10, 2023 with Evoqua Water Technologies LLC ("Evoqua").
The details of our intangible assets subject to amortization are set forth below (in thousands):

	June 30, 2026
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer Relationships	20 years	$11,035	$(1,655)	$9,380

	December 31, 2025
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer Relationships	20 years	$11,035	$(1,379)	$9,656

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
During each of the three months ended June 30, 2026 and 2025, the Company recorded amortization of its customer relationship intangible asset of $0.1 million. During each of the six months ended June 30, 2026 and 2025, the Company recorded amortization of its customer relationship intangible asset of $0.3 million.
Estimated future amortization expense on the Company's customer relationships intangible asset as of June 30, 2026 is as follows (table in thousands):

Year ending December 31:
2026 (Remainder of Year)	$276
2027	552
2028	552
2029	552
2030	552
Thereafter	6,896
Total	$9,380
Deferred Consideration
A portion of the purchase price of the Evoqua Asset Acquisition was deferred on the acquisition date and is reflected in Deferred Consideration of $0 as of June 30, 2026 on the condensed consolidated balance sheet, with payment terms extending through April 2026. The Company made payments of $0.5 million and $1.0 million, respectively, during the three and six months ended June 30, 2026, which satisfied the remaining deferred consideration liability. The Company made payments of $0.4 million and $0.9 million, respectively, during the three and six months ended June 30, 2025.
6.  Investments - Available-for-Sale
Investments available-for-sale consisted of the following as of June 30, 2026 and December 31, 2025 (table in thousands):

	June 30, 2026
	Amortized Cost	Unrealized Gain	Unrealized Loss	Accrued Interest	Fair Value
Available-for-Sale Securities
Debt Securities	$14,142	$136	$—	$—	$14,278

	December 31, 2025
	Amortized Cost	Unrealized Gain	Unrealized Loss	Accrued Interest	Fair Value
Available-for-Sale Securities
Debt Securities	$14,149	$137	$—	$—	$14,286
The fair value of investments available-for-sale are determined using quoted market prices from daily exchange-traded markets based on the closing price as of the balance sheet date and are classified as a Level 1 measurement under ASC 820, Fair Value Measurements.
During the three and six months ended June 30, 2026, the Company sold investments outstanding for a gain of $0.1 million and $0.3 million, respectively. During the three and six months ended June 30, 2025, the Company sold investments outstanding for a gain of $0.1 million. These gains are included in realized gain on available-for-sale investments on the condensed consolidated statements of operations.
As of June 30, 2026, the Company's remaining available-for-sale securities are U.S. Department of the Treasury bonds and are all due within one year.
7. Segment Reporting

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Operating segments are defined as components of an entity about which discrete financial information is evaluated regularly by the Company's Chief Operating Decision Maker ("CODM") in deciding how to allocate resources and assess performance. Rockwell operates in one market segment, the hemodialysis market, which involves the manufacture, sale and distribution of hemodialysis products to hemodialysis clinics, including dialysis concentrates and other ancillary products used in the dialysis process. Accordingly, the Company has one reportable segment. The Company has a single management team that reports to its Chief Executive Officer, the Company's CODM, who comprehensively manages the entire Company. The accounting policies of the segment are the same as those described in the summary of significant accounting policies.

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

The Company’s significant segment expenses for its one segment for the three and six months ended June 30, 2026 and 2025 consisted of the following (table in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net Sales	$17,780	$16,071	$35,116	$34,985
Cost of Sales	14,537	13,568	28,976	29,440
Gross Profit	3,243	2,503	6,140	5,545
Employee Compensation	2,475	2,382	5,210	5,060
Administrative Costs	1,829	1,470	3,471	3,194
Operating Loss	(1,061)	(1,349)	(2,541)	(2,709)

Other Income (Expense):
Realized Gain on Available-for-Sale Investments	130	64	250	120
Interest Expense	(281)	(276)	(563)	(553)
Interest Income	40	69	77	135
Total Other Expense, net	(111)	(143)	(236)	(298)

Net Loss	$(1,172)	$(1,492)	$(2,777)	$(3,007)
8.  Inventory
Components of inventory, net of reserves, as of June 30, 2026 and December 31, 2025 were as follows (table in thousands):

	June 30, 2026	December 31, 2025
Inventory - Current Portion
Raw Materials	$1,377	$1,848
Work in Process	418	199
Finished Goods	1,022	1,377
Total Inventory	$2,817	$3,424
As of June 30, 2026 and December 31, 2025, Rockwell had total current concentrate inventory aggregating $2.8 million and $3.4 million, respectively, against which Rockwell had reserved $25.0 thousand at each period end.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
9.  Property and Equipment
As of June 30, 2026 and December 31, 2025, the Company’s property and equipment consisted of the following (table in thousands):

	June 30, 2026	December 31, 2025
Machinery and Equipment	$10,162	$11,340
Information Technology & Office Equipment	1,650	1,717
Leasehold Improvements	1,215	1,567
Laboratory Equipment	475	726
Total Property and Equipment	13,502	15,350
Accumulated Depreciation	(8,880)	(10,721)
Property and Equipment, net	$4,622	$4,629

During the six months ended June 30, 2026, the Company disposed of certain property and equipment, resulting in the derecognition of $2.9 million of gross assets and $2.6 million of accumulated depreciation, proceeds of $0.2 million from asset sales, and a net loss on disposal of $0.1 million. Depreciation and amortization expense for the three months ended June 30, 2026 and 2025 was $0.4 million and $0.4 million, respectively. Depreciation and amortization expense for the six months ended June 30, 2026 and 2025 was $0.7 million and $0.8 million, respectively.
10.  Accrued Liabilities
Accrued liabilities as of June 30, 2026 and December 31, 2025 consisted of the following (table in thousands):

	June 30, 2026	December 31, 2025
Accrued Compensation and Benefits	$1,566	$2,558
Accrued Unvouchered Receipts	1,432	814
Accrued Workers Compensation	79	84
Other Accrued Liabilities	896	881
Total Accrued Liabilities	$3,973	$4,337
11.  Stockholders’ Equity
Preferred Stock
On April 6, 2022, the Company and DaVita entered into the Securities Purchase Agreement (the "SPA"), which provided for the issuance by the Company of up to $15 million of preferred stock to DaVita, which was issued to DaVita during 2022 as Series X Preferred Stock and, by virtue, made DaVita a related party.

The Series X Preferred Stock was issued for a price of $1,000 per share (the "Face Amount"), subject to accretion at a rate of 1% per annum, compounded annually. If the Company’s common stock trades above $220.00 for a period of 30 calendar days, the accretion will thereafter cease. As of June 30, 2026, a total of $0.6 million of the Series X Preferred Stock had been accreted of which $0.2 million was accreted during the three and six months ended June 30, 2026 and 2025.

The Series X Convertible Preferred Stock is convertible to common stock at a rate equal to the Face Amount, divided by a conversion price of $110.00 per share (subject to adjustment for future stock splits, reverse stock splits and similar recapitalization events). As a result, each share of Series X Preferred Stock will initially convert into approximately 9 shares of common stock. DaVita’s right to convert to common stock is subject to a beneficial ownership limitation, which is initially set at 9.9% of the outstanding common stock, which limitation may be reset (not to exceed 19.9%) at DaVita’s option and upon providing prior written notice to the Company. In addition, any debt financing is limited by the terms of our SPA with DaVita. Specifically, until DaVita holds less than 50% of its original investment in the Company's Series X Convertible Preferred Stock,
the Company may only incur additional debt in the form of a purchase money loan, a working capital line of up to $5 million or to refinance existing debt, unless DaVita consents.

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

As of each of June 30, 2026 and December 31, 2025, there were 2,000,000 shares of preferred stock, $0.0001 par value per share, authorized and 15,000 shares of preferred stock issued and outstanding.
Common Stock
As of June 30, 2026 and 2025, the Company reserved for issuance the following shares of common stock related to the potential exercise of employee stock options, unvested restricted stock, convertible preferred stock, and warrants (collectively, "common stock equivalents"):

	As of June 30,
Common Stock and Common Stock Equivalents:	2026	2025
Common Stock	3,972,029	3,443,034
Options to Purchase Common Stock	318,493	334,189
Unvested Restricted Stock Awards	—	89
Unvested Restricted Stock Units	77,334	116,666
Convertible Preferred Stock	141,900	140,500
Unvested Restricted Stock Units - Market Condition	71,700	71,700
Warrants to Purchase Common Stock	398,448	398,448
Total	4,979,904	4,504,626
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
During the three and six months ended June 30, 2026, no shares were sold pursuant to the Sales Agreement. Approximately $13.1 million remains available for sale under the ATM facility.

Warrant Issuance
In connection with the execution of the Third Amendment, as defined and described in Note 15, on January 2, 2024, the Company issued to Innovatus a warrant to purchase 19,109 shares of the Company’s common stock with an exercise price of $18.30 per share. The warrant may be exercised on a cashless basis, and is immediately exercisable through January 2, 2029. The number of shares of common stock for which the warrant is exercisable and the exercise price are subject to certain proportional adjustments as set forth in the Third Amendment. The warrant is equity-classified with a fair value of approximately $0.2 million at issuance, which was treated as a debt issuance cost and is being amortized through interest expense over the remaining contractual term of the Term Loans, as defined and described in Note 15.
On July 10, 2023, the Company entered into a letter agreement (the “Letter Agreement”) with Armistice Capital Master Fund Ltd. (“Armistice”), in which Armistice would receive a “reload” warrant (the “Reload Warrant”) to purchase 375,000 shares of Common Stock with an exercise price of $51.30 per share, the closing price as reported by the Nasdaq Capital Market on July 7, 2023. The Reload Warrant may be exercised at all times prior to the 54 months anniversary of its issuance date. The Reload Warrant provides that a holder (together with its affiliates) may not exercise any portion of the Reload Warrant to the extent that the holder would own more than 9.99% of the Company’s outstanding Common Stock immediately after exercise, as such percentage ownership is determined in accordance with the terms of such warrant.
12.  Stock-Based Compensation
The Company recognized total stock-based compensation expense during the three and six months ended June 30, 2026 and 2025 as follows (table in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Service-based Awards:
Restricted Stock Units	$147	$187	$340	$481
Stock Option Awards	256	195	542	346
Total	$403	$382	$882	$827
Performance-based Restricted Stock Awards
A summary of the Company’s performance-based restricted stock awards during the six months ended June 30, 2026 is as follows:

Performance-based Restricted Stock Awards	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2026	89	$627.00
Forfeited	(89)	$627.00
Unvested at June 30, 2026	—	$—
Performance-based restricted stock awards are measured based on their fair value on the date of grant and amortized over the vesting period of 20 months. As of June 30, 2026, there is no unrecognized stock-based compensation expense related to performance-based restricted stock awards.
Restricted Stock Units - Market Condition
In May 2025, the Company granted 71,700 restricted stock units with a market condition ("RSU-MC") under its Amended and Restated 2018 Long Term Incentive Plan with a grant date fair value of $0.6 million. The RSU-MCs are subject to both service and market based vesting conditions.
The RSU-MCs will vest, subject to the recipient's continued employment through the vesting date, if the average closing price of the Company's common stock equals or exceeds $21.40 per share for any consecutive 60-day trading period occurring prior to the third anniversary of the grant date. Except in the event of a change in control or termination due to death or disability, no portion of the award will vest before the first anniversary of the grant date. The RSU-MCs qualify as equity instruments and are accounted for under ASC 718, Compensation, Stock Compensation.

The unrecognized stock-based compensation expense recorded in connection with the RSU-MCs was $0.4 million at June 30, 2026, which is expected to be recognized over the next 1.89 years.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Service-based Restricted Stock Units
A summary of the Company’s service-based restricted stock units during the six months ended June 30, 2026 is as follows:

Service-based Restricted Stock Units	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2026	115,666	$11.10
Vested	(38,332)	11.40
Unvested at June 30, 2026	77,334	$11.00
The fair value of service-based restricted stock units is measured on the date of grant and amortized over the vesting period. The vesting periods range from one to three years. As of June 30, 2026, the unrecognized stock-based compensation expense was $0.4 million, which is expected to be recognized over the next 0.86 years.
Service-based Stock Option Awards
A summary of the Company’s service-based stock option activity for the six months ended June 30, 2026 is as follows:

Service-based Stock Option Awards	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2026	327,627	$26.40
Forfeited	(4,823)	11.90		—
Expired	(4,311)	81.60		—
Outstanding at June 30, 2026	318,493	$25.70	7.60	$—
Exercisable at June 30, 2026	171,876	$36.20	7.04	$—
The aggregate intrinsic value is calculated as the difference between the closing price of the Company's common stock at the date indicated and the exercise price of the stock options that had strike prices below the closing price.
As of June 30, 2026, total stock-based compensation expense related to unvested options not yet recognized totaled approximately $0.5 million, which is expected to be recognized over the next 1.84 years.
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
Product License Agreements
The Company is a party to a Licensing Agreement between the Company and Charak, LLC ("Charak") dated January 7, 2002 (the "2002 Agreement") that grants the Company exclusive worldwide rights to certain patents and information related to its Triferic product. On October 7, 2018, the Company entered into a Master Services and IP Agreement (the “Charak MSA”) with Charak and Dr. Ajay Gupta, a former Officer of the Company. Pursuant to the Charak MSA, the parties entered into three additional agreements related to the license of certain soluble ferric pyrophosphate (“SFP”) intellectual property owned by Charak. These agreements granted the Company an exclusive, worldwide, non-transferable license to SFP for the purpose of commercializing (i) SFP for the treatment of patients with renal failure, (ii) certain intravenous-delivered products incorporating SFP for the treatment of iron disorders, and (iii) certain TPN products incorporating SFP. The potential milestone payments are not considered probable, and no milestone payments have been accrued as of June 30, 2026 and December 31, 2025.
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
The following summarizes quantitative information about the Company’s operating and finance leases (table in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating Leases
Operating Lease Cost	$477	$488	$1,000	$914
Variable Lease Cost	97	137	167	265
Operating Lease Expense	574	625	1,167	1,179
Finance Leases
Amortization of Right-of-Use Assets	101	139	203	278
Interest on Lease Obligations	10	20	22	43
Finance Lease Expense	111	159	225	321
Short-term Lease Rent Expense	6	6	11	11
Total Lease Expense	$691	$790	$1,403	$1,511

Other Information
Operating Cash Flows from Operating Leases	$472	$469	$891	$902
Operating Cash Flows from Finance Leases	$10	$20	$22	$43
Financing Cash Flows from Finance Leases	$117	$148	$232	$294

	June 30,
	2026	2025
Weighted-average Remaining Lease Term – Operating Leases	3.6	2.8
Weighted-average Remaining Lease Term – Finance Leases	1.2	2.0
Weighted-average Discount Rate – Operating Leases	9.9%	7.8%
Weighted-average Discount Rate – Finance Leases	6.8%	6.5%
Future minimum rental payments under operating and finance lease agreements are as follows (table in thousands):

	Operating	Finance
Year ending December 31, 2026 (Remaining)	$927	$251
Year ending December 31, 2027	1,533	311
Year ending December 31, 2028	973	—
Year ending December 31, 2029	953	—
Year ending December 31, 2030	794	—
Remaining future payments	117	—
Total	5,297	562
Less Present Value Discount	(908)	(21)
Operating and Finance Lease Liabilities	$4,389	$541

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
15. Loan and Security Agreement

On March 16, 2020, the Company and Rockwell Transportation, Inc., as Borrowers, entered into a Loan and Security Agreement (the "Loan Agreement") with Innovatus, as collateral agent and the lenders party thereto, pursuant to which Innovatus, as a lender, agreed to make certain term loans to the Company. In connection with each funding of the Term Loans, the Company issued to Innovatus a warrant (each a “Warrant”, and together the “Warrants”) to purchase a number of shares of the Company’s common stock equal to 3.5% of the principal amount of the relevant Term Loans funded divided by the exercise price. In connection with the first tranche of the Term Loans, the Company issued a Warrant to Innovatus, exercisable for an aggregate of 4,338 shares of the Company’s common stock at an exercise price of $181.50 per share. The Warrant may be exercised on a cashless basis and is immediately exercisable through the seventh anniversary of the applicable funding date. The number of shares of common stock for which the Warrant is exercisable and the associated exercise price are subject to certain proportional adjustments as set forth in such Warrant. The Company evaluated the warrant under ASC 470, Debt, and recognized an additional debt discount of approximately $0.5 million based on the relative fair value of the base instruments and warrants. The Company calculated the fair value of the Warrant using the Black-Scholes model.
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
The Third Amendment contains various financial covenants and customary representations and warranties and affirmative and negative covenants, subject to exceptions as described in the Third Amendment. The Company's ability to comply with the covenants under the Third Amendment may be adversely affected by events beyond its control. If the Company is unable to comply with the covenants under the Third Amendment, it would pursue all available cure options in order to regain compliance. However, the Company may not be able to mutually agree with Innovatus on appropriate remedies to cure a future breach of a covenant, which could give rise to an event of default. As of June 30, 2026, the Company was in compliance with all covenants under the Third Amendment.
In connection with the execution of the Third Amendment, on January 2, 2024, the Company issued a warrant to purchase 19,109 shares of the Company’s common stock. The warrant is equity-classified with a fair value of $0.2 million at issuance, which was treated as a debt issuance cost and is being amortized through interest expense over the remaining contractual term of the Term Loans. For additional information, see Note 11.
The effective interest rate used to amortize the debt issuance cost relating to these warrants is 11.0% as of June 30, 2026. As of June 30, 2026, the outstanding balance of the Term Loans was $9.0 million, net of aggregate unamortized issuance costs, discounts and premiums of $0.5 million. For both of the six months ended June 30, 2026 and 2025, interest expense, including paid-in-kind interest, amounted to $0.5 million.

The Loan Agreement is secured by all assets of the Company and Rockwell Transportation, Inc. and contains customary representations and warranties and covenants, subject to customary carve outs, and initially included financial covenants related to liquidity and sales of Triferic.

The following table reflects the schedule of principal payments on the Term Loans as of June 30, 2026 (table in thousands):

Year	Principal Payments
2026 (Remaining)	$—
2027	3,891
2028	4,244
2029 (Inclusive of Final Fee)	1,337
Total Debt Maturities	9,472
Unamortized Issuance Costs and Discount	(469)
Total Debt Maturities, net of Unamortized Issuance Costs and Discount	9,003
Less: Current Portion of Term Loans	(1,768)
Term Loans, net	$7,235
16. Insurance Financing Note Payable
On June 3, 2025, the Company entered into a short-term note payable with a principal amount of $0.7 million, bearing interest at a rate of 7.14% per annum to finance various insurance policies, which required an upfront payment of $0.2 million. Principal and interest payments related to this note began on July 3, 2025 and were paid in 10 equal monthly payments of $0.1 million, with the final payment paid on April 3, 2026.
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

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
17. Subsequent Events
On July 1, 2026, the Company effected a one-for-ten (1-for-10) reverse stock split of its common stock. The reverse stock split was approved by the Company's stockholders at the annual meeting held on June 12, 2026, and became effective at 12:01 a.m. Eastern Time on July 1, 2026. At the effective time, every ten shares of the Company's issued and outstanding common stock were combined into one issued and outstanding share of common stock. The par value of the common stock remained $0.0001 per share, and the number of authorized shares of common stock was unchanged.
No fractional shares were issued in connection with the reverse stock split. In lieu of any fractional share, each stockholder who would otherwise have been entitled to a fractional share received a cash payment (without interest) equal to the fraction of a share to which the stockholder would otherwise have been entitled multiplied by the closing price of the common stock on June 30, 2026, as adjusted for the reverse stock split ratio.
In accordance with the terms of the respective instruments, proportionate adjustments were made to (i) the number of shares subject to, and the exercise or grant prices of, outstanding equity awards and the shares reserved for issuance under the Company's equity incentive plans, (ii) the conversion price of, and the number of shares of common stock issuable upon conversion of, the Company's Series X Convertible Preferred Stock, and (iii) the exercise prices of, and the number of shares of common stock issuable upon exercise of, the Company's outstanding warrants.
The common stock began trading on a split-adjusted basis on the Nasdaq Capital Market at the open of trading on July 1, 2026, under the existing symbol "RMTI" and a new CUSIP number (774374409). Unless otherwise noted, all share and per-share amounts in these condensed consolidated financial statements have been retrospectively adjusted to reflect the reverse stock split for all periods presented.
The Company effected the reverse stock split to regain compliance with the $1.00 minimum bid price requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). On May 8, 2026, the Company received notice from Nasdaq that it did not meet the minimum bid price requirement and was provided a compliance period through November 4, 2026. On July 16, 2026 the Company received notice that it has regained compliance with the minimum bid price requirement and as a result, Nasdaq has closed the matter.

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
We currently operate in one market segment, the hemodialysis market, which involves the manufacturing, sale and distribution of hemodialysis products to hemodialysis clinics, including dialysis concentrates and other ancillary products used in the dialysis process. Rockwell currently serves approximately 300 customers, highlighted by all five of the leading dialysis providers in the United States, including Fresenius Medical Care North America ("Fresenius") and DaVita Inc. ("DaVita"). Rockwell's customer mix is diverse, with most customer sales concentrations under 10%. Dialysate concentrates and other ancillary products accounted for 100% of our revenue for the six months ended June 30, 2026, of which approximately 85% of our sales was to distributors and customers for use in the United States.
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
On September 18, 2023, Rockwell and DaVita entered into an Amended and Restated Products Purchase Agreement (the "Amended Agreement"), under which the Company supplies DaVita with certain dialysis concentrates. The term of the Amended Agreement was scheduled to expire on December 31, 2024. Prior to the expiration, the Company received written notice from DaVita that DaVita intended to extend the term of the Amended Agreement through December 31, 2025 (the "Extension Term"). Subsequently, DaVita indicated that it would completely transition to another supplier, subject to further discussions between Rockwell and DaVita. Additionally, DaVita agreed to quarterly, non-refundable payments totaling $1.3 million to ensure supply continuity for products purchased during the year ended December 31, 2025. These quarterly, non-refundable payments of $1.3 million were recorded as revenue during the six months ended June 30, 2025. While DaVita did significantly reduce its product purchases from Rockwell, it did not completely transition its business to a different supplier. On December 23, 2025, the Company and DaVita entered into a second amendment (the "Second Amendment") to the Amended Agreement which extended the term of the Amended Agreement by one additional year to December 31, 2026 (the "Second Extension Term"). The Second Amendment also provides for a price increase on the products sold under the Amended Agreement for the Second Extension Term.
Reverse Stock Split
On July 1, 2026, we effected a one-for-ten reverse stock split of our common stock to regain compliance with the Nasdaq Capital Market's $1.00 minimum bid price requirement. All share and per-share amounts in this report have been retrospectively adjusted to reflect the split for all periods presented. See Note 17 to the condensed consolidated financial statements.
Results of Operations for the Three Months Ended June 30, 2026 and 2025
The following table summarizes our operating results for the periods presented below (dollars in thousands):

	Three Months Ended June 30,
	2026	% of Revenue	2025	% of Revenue	% Change

Net Sales	$17,780		$16,071		11%
Cost of Sales	14,537	82%	13,568	84%	7%
Gross Profit	3,243	18%	2,503	16%	30%

Research and Product Development	40	—%	—	—%	—%
Selling and Marketing	577	3%	572	4%	1%
General and Administrative	3,687	21%	3,280	20%	12%
Operating Loss	$(1,061)	(6)%	$(1,349)	(8)%	(21)%

Net Sales
During the three months ended June 30, 2026, net sales were $17.8 million compared to net sales of $16.1 million during the three months ended June 30, 2025. The increase of $1.7 million was primarily driven by $1.3 million of sales to new customers in the Western United States as well as additional sales and price increases to existing customers. Non-Product revenue was not material for either period. DaVita represented 8% and 11% of net sales for the three months ended June 30, 2026 and 2025, respectively.
Cost of Sales and Gross Profit

Cost of sales for the three months ended June 30, 2026 was $14.5 million, resulting in gross profit of $3.2 million for the three months ended June 30, 2026, compared to cost of sales of $13.6 million and a gross profit of $2.5 million for the three months ended June 30, 2025. The gross profit increase of $0.7 million was primarily due to (i) a $0.6 million increase as a result of lower manufacturing costs due to a decrease in production headcount and overhead, (ii) a $0.3 million increase from higher volume, and (iii) $0.1 million from severance expense in the three months ended June 30, 2025 related to the closure of the Company's Greer, South Carolina manufacturing facility, partially offset by a $0.3 million decline due to a price adjustment for DaVita purchases for the three months ended June 30, 2025 that did not repeat in 2026
Selling and Marketing Expense
Selling and marketing expenses for the three months ended June 30, 2026 were $0.6 million compared to $0.6 million during the three months ended June 30, 2025.
General and Administrative Expense
General and administrative expenses were $3.7 million for the three months ended June 30, 2026, compared to $3.3 million for the three months ended June 30, 2025. The increase of $0.4 million was driven by higher administrative costs, professional fees and compensation expense.
Other Expense
Total other expense of $0.1 million and $0.1 million for the three months ended June 30, 2026 and 2025, respectively, was comprised primarily of interest expense of $0.2 million in each period related to our debt facility (See Note 15 to the condensed consolidated financial statements included elsewhere in this Form 10-Q). The interest expense for the three months ended June 30, 2026 was partially offset by $0.1 million of realized gains on available-for-sale investments.

Results of Operations for the Six Months Ended June 30, 2026 and 2025
The following table summarizes our operating results for the periods presented below (dollars in thousands):

	Six Months Ended June 30,
	2026	% of Revenue	2025	% of Revenue	% Change

Net Sales	$35,116		$34,985		—%
Cost of Sales	28,976	83%	29,440	84%	(2)%
Gross Profit	6,140	17%	5,545	16%	11%

Research and Product Development	40	—%	—	—%	—%
Selling and Marketing	1,144	3%	1,283	4%	(11)%
General and Administrative	7,497	21%	6,971	20%	8%
Operating Loss	$(2,541)	(7)%	$(2,709)	(8)%	(6)%
Net Sales
During the six months ended June 30, 2026, net sales were $35.1 million compared to net sales of $35.0 million during the six months ended June 30, 2025. The increase of $0.1 million was primarily due to (i) an increase of $2.7 million from new customers in the Western United States, as well as (ii) $2.1 million from increased sales and price increases to existing customers and sales to new customers, partially offset by a $4.3 million reduction in sales to DaVita, which included a $1.3 million price adjustment in 2025 that did not repeat in 2026. Net sales of non-product revenue was $0.3 million for the six months ended June 30, 2025 from the recognition of the remaining deferred revenue associated with Triferic licenses. DaVita represented 7% and 20% of net sales for the six months ended June 30, 2026 and 2025, respectively.
Cost of Sales and Gross Profit

Cost of sales for the six months ended June 30, 2026 was $29.0 million, resulting in gross profit of $6.1 million for the six months ended June 30, 2026, compared to cost of sales of $29.4 million and a gross profit of $5.5 million for the six months ended June 30, 2025. The gross profit increase of $0.6 million was primarily due to (i) a $1.6 million increase as a result of lower manufacturing costs due to a decrease in production headcount and overhead, (ii) $0.2 million from higher volumes, and (iii) $0.2 million of severance expense during the six months ended June 30, 2025, partially offset by (i) a $1.3 million decline due to a price adjustment for DaVita purchases for the six months ended June 30, 2025 that did not repeat in 2026 and (ii) a decrease of 0.1 million in gross profit related to the recognition of remaining deferred revenue associated with Triferic licenses in the six months ended June 30, 2025.
Selling and Marketing Expense
Selling and marketing expenses for the six months ended June 30, 2026 were $1.1 million compared to $1.3 million during the six months ended June 30, 2025. The decrease was due primarily to $0.1 million of lower compensation expense as a result of lower headcount.
General and Administrative Expense
General and administrative expenses were $7.5 million for the six months ended June 30, 2026, compared to $7.0 million for the six months ended June 30, 2025. The increase of $0.5 million was driven by $0.3 million of higher compensation expense and $0.2 million of asset disposal costs related to the closure of the Greer facility.
Other Expense
Total other expense of $0.2 million and $0.3 million for the six months ended June 30, 2026 and 2025, respectively, was driven primarily by interest expense of $0.4 million in each period related to our debt facility (See Note 15 to the condensed consolidated financial statements included elsewhere in this Form 10-Q). The interest expense for the six months ended June 30, 2026 was partially offset by $0.3 million of realized gains on available-for-sale investments.

Liquidity and Capital Resources
As of June 30, 2026, we had approximately $24.8 million of cash, cash equivalents and investments available-for-sale, and net working capital of $25.2 million. Based on the currently available net working capital along with the expectation of management of its ability to execute on its operational plans as discussed below, management believes the Company currently has sufficient funds to meet its operating requirements for at least the next twelve months from the date of the filing of this report.
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

The Company is subject to certain covenants and cure provisions under its Loan and Security Agreement (the "Loan Agreement") with Innovatus Life Sciences Lending Fund I, LP. As of June 30, 2026, the Company was in compliance with all covenants. On January 2, 2024, the Loan Agreement was amended to include, among other things, an interest-only period for 30 months, or up to 36 months if certain conditions are met, and extend the maturity date to January 1, 2029 (See Note 15 to the accompanying condensed consolidated financial statements).

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
Cash Provided By (Used In) Operating Activities
Net cash provided by operating activities was $1.9 million for the six months ended June 30, 2026 compared to net cash used in operating activities of $1.6 million for the six months ended June 30, 2025. The increase in cash provided by operating activities during the current period as compared to the prior period was primarily due to a decrease in cash used in changes in current balance sheet accounts in the ordinary course of business of approximately $3.7 million and a decrease in net loss of approximately $0.2 million, partially offset by a decrease in non-cash adjustments of approximately $0.4 million.
Cash Used In Investing Activities
Net cash used in investing activities was $0.6 million during the six months ended June 30, 2026. Net cash used in investing activities was $0.1 million for the six months ended June 30, 2025. Net cash used in investing activities during the six months ended June 30, 2026 and 2025 was primarily driven by (i) purchases of property and equipment, net of $1.0 million and $0.2 million, respectively, partially offset by (ii) net cash proceeds from purchases and sales of our available-for-sale investments of $0.3 million and $0.1 million, respectively.
Cash Used In Financing Activities

Net cash used in financing activities was $1.5 million during the six months ended June 30, 2026. Net cash used in financing activities was $1.4 million for the six months ended June 30, 2025. Net cash used in financing activities during the six months ended June 30, 2026 and 2025 was primarily due to (i) the cash paid in connection with the Evoqua Asset Acquisition deferred consideration obligation of $1.0 million and $0.9 million, respectively, (ii) $0.3 million of payments under the insurance financing note payable during each period and (iii) $0.2 million and $0.3 million of payments on finance lease liabilities, respectively.
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

Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) as appropriate, to allow timely decisions regarding required financial disclosure. In designing and evaluating the disclosure controls and procedures, we recognized that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Management was necessarily required to apply its judgment in evaluating the cost‑benefit relationship of possible controls and procedures.
Under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
Director and executive officer trading arrangements
The following table provides information concerning Rule 10b5-1 trading arrangements adopted during the three months ended June 30, 2026, by any director or any executive officer who is subject to the filing requirements of Section 16 of the Securities Exchange Act of 1934. These trading arrangements are intended to satisfy the affirmative defense of Rule 10b5-1(c). No non-Rule 10b5-1 trading arrangements were adopted by any director or executive officer during the second quarter of 2026. In addition, no Rule 10b5-1 or non-Rule 10b5-1 trading arrangements were terminated by any director or executive officer in the second quarter of 2026.

Name	Title	Adoption Date	Duration (a)	Number of shares to be sold
Mark Strobeck	President and CEO	5/19/2026	10/1/2026 - 7/3/2028	12,250

(a) Subject to compliance with Rule 10b5-1, duration could cease earlier than the final date shown above to the extent that the aggregate number of shares to be sold under the trading arrangement have been sold.
Item 6. Exhibits

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX
Exhibit No.	Description

3.1	Certificate of Amendment to the Certificate of Incorporation of Rockwell Medical, Inc. (incorporated by reference to the Company's Form 8-K filed on June 29, 2026).

31.1*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1**	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Database

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (included as Exhibit 101)

*	Filed herewith
**	Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKWELL MEDICAL, INC.
(Registrant)

Date: August 13, 2026	/s/ Mark Strobeck, Ph.D.
Mark Strobeck, Ph.D. President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Jesse Neri
Jesse Neri Senior Vice President and Chief Financial Officer (Principal Financial Officer)