Form 10-Q
period 2026-09-30
ROCKWELL MEDICAL, INC.
filed 2026-11-12
CIK 1041024

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
__________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
The number of shares of common stock outstanding as of November 9, 2026 was —.

Rockwell Medical, Inc. and Subsidiaries

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and par value amounts)

	September 30, 2026	December 31, 2025
ASSETS
Cash and Cash Equivalents	$10,631	$10,711
Investments Available-for-Sale	11,910	14,286
Accounts Receivable, net	9,796	8,143
Inventory, net	2,935	3,424
Prepaid and Other Current Assets	1,901	1,599
Total Current Assets	37,173	38,163

Property and Equipment, net	4,906	4,629
Right of Use Assets - Operating, net	3,863	2,569
Right of Use Assets - Finance, net	346	651
Intangible Assets, net	9,242	9,656
Goodwill	921	921
Other Non-Current Assets	633	556
Total Assets	$57,084	$57,145
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts Payable	$3,644	$1,999
Accrued Liabilities	6,206	4,337
Deferred Consideration - Current	—	1,000
Lease Liabilities - Operating - Current	1,419	1,155
Lease Liabilities - Finance - Current	409	469
Term Loans - Current - Net of Issuance Costs	2,829	—
Insurance Financing Note Payable	—	264
Customer Deposits	566	356
Total Current Liabilities	15,073	9,580

Lease Liabilities - Operating - Long-Term	2,641	1,454
Lease Liabilities - Finance - Long-Term	14	304
Term Loans - Long-Term, Net of Issuance Costs	6,221	8,826
Total Liabilities	23,949	20,164

Commitments and Contingencies (see Note 13)

Stockholders' Equity:
Preferred Stock, $0.0001 par value, 2,000,000 shares authorized; 15,000 shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common Stock, $0.0001 par value; 170,000,000 shares authorized; 3,971,968 and 3,940,530 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	—	—
Additional Paid-in Capital	441,115	439,842
Accumulated Deficit	(408,093)	(402,992)
Accumulated Other Comprehensive Income	113	131
Total Stockholders’ Equity	33,135	36,981
Total Liabilities and Stockholders’ Equity	$57,084	$57,145
The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net Sales	$19,122	$15,927	$54,238	$50,912
Cost of Sales	16,011	13,655	44,987	43,095
Gross Profit	3,111	2,272	9,251	7,817
Research and Product Development	114	—	154	—
Selling and Marketing	572	531	1,716	1,814
General and Administrative	3,799	3,325	11,296	10,296
Transaction-related expenses	847	—	847	—
Operating Loss	(2,221)	(1,584)	(4,762)	(4,293)

Other Income (Expense):
Realized Gain on Available-for-Sale Investments	128	61	378	181
Interest Expense	(282)	(285)	(845)	(838)
Interest Income	51	55	128	190
Total Other Expense, net	(103)	(169)	(339)	(467)

Net Loss	$(2,324)	$(1,753)	$(5,101)	$(4,760)

Basic and Diluted Net Loss per Share	$(0.59)	$(0.49)	$(1.33)	$(1.41)
Basic and Diluted Weighted Average Shares Outstanding	3,971,984	3,602,494	3,957,624	3,481,797

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net Loss	$(2,324)	$(1,753)	$(5,101)	$(4,760)
Reclassification of Realized Gain on Available-for-Sale Investments Included in Net Loss	(128)	(61)	(378)	(181)
Unrealized Gain on Available-for-Sale Investments	111	77	360	200
Comprehensive Loss	$(2,341)	$(1,737)	$(5,119)	$(4,741)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS' EQUITY
	SHARES	AMOUNT	SHARES	AMOUNT
Balance as of January 1, 2026	15,000	$—	3,940,530	$—	$439,842	$(402,992)	$131	$36,981
Net Loss	—	—	—	—	—	(1,605)	—	(1,605)
Reclassification of Realized Gain on Available-for-Sale Investments	—	—	—	—	—	—	(120)	(120)
Unrealized Gain on Available-for-Sale Investments	—	—	—	—	—	—	122	122
Vesting of Restricted Stock Units Issued, net of Taxes Withheld	—	—	6,499	—	—	—	—	—
Stock-based Compensation	—	—	—	—	479	—	—	479
Balance as of March 31, 2026	15,000	$—	3,947,029	$—	$440,321	$(404,597)	$133	$35,857
Net Loss	—	—	—	—	—	(1,172)	—	(1,172)
Reclassification of Realized Gain on Available-for-Sale Investments	—	—	—	—	—	—	(130)	(130)
Unrealized Gain on Available-for-Sale Investments	—	—	—	—	—	—	127	127
Vesting of Restricted Stock Units Issued, net of Taxes Withheld	—	—	25,000	—	—	—	—	—
Stock-based Compensation	—	—	—	—	403	—	—	403
Balance as of June 30, 2026	15,000	$—	3,972,029	$—	$440,724	$(405,769)	$130	$35,085
Net Loss	—	—	—	—	—	(2,324)	—	(2,324)
Reclassification of Realized Gain on Available-for-Sale Investments	—	—	—	—	—	—	(128)	(128)
Unrealized Gain on Available-for-Sale Investments	—	—	—	—	—	—	111	111
Cash Paid in Lieu of Fractional Shares in Reverse Stock Split	—	—	(61)	—	—	—	—	—
Stock-based Compensation	—	—	—	—	391	—	—	391
Balance as of September 30, 2026	15,000	$—	3,971,968	$—	$441,115	$(408,093)	$113	$33,135

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share amounts)

	PREFERRED STOCK		COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	ACCUMULATED OTHER COMPREHENSIVE INCOME	TOTAL STOCKHOLDERS' EQUITY
	SHARES	AMOUNT	SHARES	AMOUNT
Balance as of January 1, 2025	15,000	$—	3,405,692	$—	$430,210	$(397,678)	$54	$32,586
Net Loss	—	—	—	—	—	(1,515)	—	(1,515)
Reclassification of Realized Gain on Available-for-Sale Investments	—	—	—	—	—	—	(56)	(56)
Unrealized Gain on Available-for-Sale Investments	—	—	—	—	—	—	62	62
Vesting of Restricted Stock Units Issued, net of Taxes Withheld	—	—	20,098	—	—	—	—	—
Stock-based Compensation	—	—	—	—	445	—	—	445
Balance as of March 31, 2025	15,000	$—	3,425,790	$—	$430,655	$(399,193)	$60	$31,522
Net Loss	—	—	—	—	—	(1,492)	—	(1,492)
Reclassification of Realized Gains on Available-for-Sale Investments	—	—	—	—	—	—	(64)	(64)
Unrealized Gain on Available-for-Sale Investments	—	—	—	—	—	—	61	61
Vesting of Restricted Stock Units Issued, net of Taxes Withheld	—	—	17,244	—	—	—	—	—
Stock-based Compensation	—	—	—	—	382	—	—	382
Balance as of June 30, 2025	15,000	$—	3,443,034	$—	$431,037	$(400,685)	$57	$30,409
Net Loss	—	—	—	—	—	(1,753)	—	(1,753)
Reclassification of Realized Gain on Available-for-Sale Investments	—	—	—	—	—	—	(61)	(61)
Unrealized Gain on Available-for-Sale Investments	—	—	—	—	—	—	77	77
Issuance of Common Stock, net of offering costs/At-the-Market Offering	—	—	496,463	—	7,799	—	—	7,799
Issuance of Common Stock upon Exercise of Options	—	—	1,031	—	16	—	—	16
Stock-based Compensation	—	—	—	—	532	—	—	532
Balance as of September 30, 2025	15,000	$—	3,940,528	$—	$439,384	$(402,438)	$73	$37,019

The accompanying notes are an integral part of the condensed consolidated financial statements.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2026	2025
Cash Flows From Operating Activities:
Net Loss	$(5,101)	$(4,760)
Adjustments To Reconcile Net Loss To Net Cash Provided By (Used In) Operating Activities:
Depreciation and Amortization	1,553	1,646
Stock-based Compensation	1,273	1,359
Write-off of Inventory	—	178
Change in Inventory Reserves	—	(61)
Change in Accounts Receivable Reserve for Chargebacks	(315)	—
Non-cash Lease Expense from Right of Use Assets	1,461	1,616
Amortization of Debt Financing Costs and Accretion of Debt Discount and Premium	225	265
Loss on Disposal of Assets	172	56
Realized Gain on Sale of Investments	(378)	(181)
Gain on Early Termination of Lease Liability	—	(24)
Changes in Assets and Liabilities:
Accounts Receivable	(1,338)	(37)
Inventory	489	1,875
Prepaid and Other Assets	(379)	470
Accounts Payable	1,645	(1,344)
Operating Lease Liabilities	(999)	(1,229)
Accrued and Other Liabilities	2,079	(2,304)
Deferred License Revenue	—	(475)
Net Cash Provided By (Used In) Operating Activities	387	(2,950)
Cash Flows From Investing Activities:
Purchases of Investments Available-for-Sale	(18,864)	(12,957)
Proceeds from Sales of Investments Available-for-Sale	21,600	9,000
Purchases of Equipment	(1,764)	(456)
Proceeds from Sale of Equipment	175	—
Net Cash Provided By (Used In) Investing Activities	1,147	(4,413)
Cash Flows From Financing Activities:
Payments on Insurance Financing Note Payable	(264)	(466)
Payments on Finance Lease Liabilities	(350)	(418)
Proceeds from Issuance of Common Stock	—	7,816
Deferred Consideration Paid in Connection with Evoqua Asset Acquisition	(1,000)	(1,621)
Net Cash (Used In) Provided By Financing Activities	(1,614)	5,311

Net Decrease in Cash and Cash Equivalents	(80)	(2,052)
Cash and Cash Equivalents at Beginning of Period	10,711	15,662
Cash and Cash Equivalents at End of Period	$10,631	$13,610

Supplemental Disclosure of Cash Flow Information:
Cash Paid for Interest	$608	$575

Supplemental Disclosure of Noncash Investing and Financing Activities:
Right of Use Assets - Operating Obtained in Exchange for Lease Liabilities - Operating	$2,450	$1,006
Change in Unrealized Gain on Investments Available-for-Sale	$(18)	$19
Increase in Prepaid Assets from Insurance Financing Note Payable	$—	$660
De-recognition of Lease Liability - Finance and ROU Asset - Finance upon early termination	$—	$228
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

2. Liquidity and Capital Resources
As of September 30, 2026, Rockwell had approximately $22.5 million of cash, cash equivalents and investments available-for-sale, and working capital of $22.1 million. Net cash provided by operating activities for the nine months ended September 30, 2026 was approximately $0.4 million. Based on the currently available working capital along with the expectation of management of its ability to execute on its operational plans as discussed below, management believes the Company currently has sufficient funds to meet its operating requirements for at least the next twelve months from the date of the filing of this report.

The Company continues to review its operational plans and execute on the acquisition of new customers, and has implemented cost containment activities. The Company may require additional capital to sustain its operations and make the investments it needs to execute its strategic plan. In addition, the Company's plans may include raising capital, if needed, by using the $13.1 million remaining on its at-the-market ("ATM") facility or other methods or forms of financings. The proposed acquisition described in Note 17 may limit the Company’s ability to use the ATM facility or conduct other registered offerings until the required historical financial statements of the acquired business and related pro forma financial information have been filed. Accordingly, the remaining ATM capacity should not be viewed as committed or immediately available funding. See the discussion of these limitations in Part II, Item 1A, “Risk Factors.” In addition, any debt financing is limited by the terms of the Company's Securities Purchase Agreement with DaVita described in Note 11. If the Company attempts to obtain additional debt or equity financing, the Company cannot assume such financing will be available on favorable terms, if at all. The Company will also need to fund transaction expenses, repayment of its existing debt and the working capital and integration requirements of the acquired business; the seller financing described in Note 17 principally funds the acquisition consideration.

The Company is subject to certain covenants and cure provisions under its Loan Agreement (as defined below in Note 15) with Innovatus Life Sciences Lending Fund I, LP ("Innovatus"), which, on January 2, 2024, was amended to include, among other things, an interest-only period for 36 months, and to extend the maturity date to January 1, 2029 (See Note 15 for further detail). The Company satisfied those conditions and will now make interest-only payments for the full 36 months. As of September 30, 2026, the Company is in compliance with all covenants.

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

The condensed consolidated balance sheet at September 30, 2026, and the condensed consolidated statements of operations, comprehensive loss and changes in stockholders' equity for the three and nine months ended September 30, 2026 and 2025, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025 are unaudited, but include all adjustments, consisting of normal recurring adjustments the Company considers necessary for a fair presentation of the financial position, operating results, and cash flows for the periods presented. The results for the nine months ended September 30, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026 or for any future interim period. The condensed consolidated balance sheet at December 31, 2025 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2025 and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 as filed with the SEC on March 26, 2026. The Company’s consolidated subsidiaries consist of its wholly-owned subsidiaries, Rockwell Transportation, Inc. and Rockwell Medical India Private Limited.

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
Reverse Stock Split
On July 1, 2026, the Company effected a one-for-ten (1-for-10) reverse stock split of its common stock. All share and related per-share amounts for all periods presented in these condensed consolidated financial statements — including common shares outstanding, weighted-average shares outstanding, net loss per share, and the shares underlying stock options, restricted stock units, warrants, and the conversion of the Series X Convertible Preferred Stock — have been retrospectively adjusted to reflect the reverse stock split. See Note 11 for further information.

Vantive Transaction-Related Expenses
During the three and nine months ended September 30, 2026, the Company incurred $0.8 million of costs associated with a pending acquisition. These costs, consisting primarily of legal, consulting and other professional fees are presented as Transaction-related expenses within the accompanying Condensed Consolidated Statements of Operations.
Loss Per Share
Basic and diluted net loss per share for the three and nine months ended September 30, 2026 and 2025 was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share amounts)	2026	2025	2026	2025
Numerator:
Net Loss	$(2,324)	$(1,753)	$(5,101)	$(4,760)
Less: Accretion of Series X Preferred Stock	—	—	(155)	(153)
Net Loss Attributable to Common Stockholders	$(2,324)	$(1,753)	$(5,256)	$(4,913)

Denominator:
Weighted Average Number of Shares of Common Stock Outstanding - Basic and Diluted	3,971,984	3,602,494	3,957,624	3,481,797
Net Loss per Share Attributable to Common Stockholders - Basic and Diluted	$(0.59)	$(0.49)	$(1.33)	$(1.41)
Basic income (loss) per share (“EPS”) is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, using the more dilutive of the two- class method and the if-converted method in the period of earnings. The two-class method is an earnings allocation method that determines income (loss) per share (when there are earnings) for common stock and participating securities. The if-converted method assumes all convertible securities are converted into common stock. Potential shares of common stock are excluded from diluted EPS when their effect would be anti-dilutive.
The Company’s potentially dilutive securities include stock options, restricted stock awards and units, convertible preferred stock and warrants. The following table includes the potential shares of common stock that were excluded from the computation of diluted EPS attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Warrants to Purchase Common Stock	398,447	398,447	398,447	398,447
Options to Purchase Common Stock	359,652	328,186	359,652	328,186
Convertible Preferred Stock	141,900	140,500	141,900	140,500
Unvested Restricted Stock Units	211,999	116,666	211,999	116,666
Unvested Restricted Stock Units - Market Condition	71,700	71,700	71,700	71,700
Unvested Restricted Stock Awards	—	89	—	89
Total	1,183,698	1,055,588	1,183,698	1,055,588
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
Nature of goods and services
Rockwell operates in one market segment, the hemodialysis market, which involves the manufacture, sale and distribution of hemodialysis products to hemodialysis clinics, including dialysis concentrates, dialysis kits and other ancillary products used in the dialysis process.
Rockwell's customer mix is diverse, with most customer sales concentrations under 10%. DaVita Inc. ("DaVita"), a related party (see Note 11), represented approximately 7% of total revenues for each of the three and nine months ended September 30, 2026, and 12% and 17% of total revenues for the three and nine months ended September 30, 2025, respectively. Revenue from DaVita was $1.4 million and $4.0 million for the three and nine months ended September 30, 2026 and $1.8 million and $8.7 million for the three and nine months ended September 30, 2025, respectively. Two other customers, Customer B and Customer C, each represented approximately 10% of total revenues for the three and nine months ended September 30, 2026, and Customer C represented 11% and 10% of total revenues for the three and nine months ended September 30, 2025, respectively. At September 30, 2026, Customer B and Customer C represented 14% and 22% of the total net consolidated accounts receivable balance, respectively. Accounts receivable due from DaVita were $0.7 million and $1.1 million at September 30, 2026 and December 31, 2025, respectively (7% and 14% of the consolidated net accounts receivable balance). See Product Purchase Agreement below.
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
Product Purchase Agreement
On September 18, 2023, Rockwell and DaVita entered into an Amended and Restated Products Purchase Agreement (the "Amended Agreement"), which amends and restates the Product Purchase Agreement, dated July 1, 2019, as amended, under which the Company supplies DaVita with certain dialysis concentrates. Under the Amended Agreement, the Company and DaVita agreed to an increase in product pricing, effective September 1, 2023. The term of the Amended Agreement was scheduled to expire on December 31, 2024. Prior to the expiration, the Company received written notice from DaVita, notifying the Company that DaVita intended to extend the term of the Amended Agreement through December 31, 2025 (the "Extension Term"). However, DaVita subsequently indicated that it would completely transition to another supplier, subject to further discussion between Rockwell and DaVita. DaVita agreed to non-refundable payments to ensure supply continuity during the transition period for products purchased, including quarterly, non-refundable payments totaling $2.0 million during the year ended December 31, 2025, of which $0.4 million and $1.7 million were recorded as revenue during the three and nine months ended September 30, 2025. On December 23, 2025, DaVita and the Company extended the term of the Amended Agreement through December 31, 2026 (as amended, the " Second Extension Term") with an increase in product pricing during the Second Extension Term.
Disaggregation of revenue
Revenue is disaggregated by primary geographical market, major product line, and timing of revenue recognition.

In thousands	Three Months Ended September 30, 2026			Nine Months Ended September 30, 2026
Products By Geographic Area	Total	U.S.	Rest of World	Total	U.S.	Rest of World
Concentrate Product Sales - Point-in-Time	$19,122	$16,231	$2,891	$54,238	$45,925	$8,313
Net Revenue	$19,122	$16,231	$2,891	$54,238	$45,925	$8,313

In thousands	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
Products By Geographic Area	Total	U.S.	Rest of World	Total	U.S.	Rest of World
License Fee – Over Time	$—	$—	$—	$325	$—	$325
Concentrate Product Sales - Point-in-Time	15,927	13,824	2,103	50,587	44,449	6,138
Net Revenue	$15,927	$13,824	$2,103	$50,912	$44,449	$6,463
Contract balances
The following table provides information about receivables, contract assets, and contract liabilities from contracts with customers.

In thousands	September 30, 2026	December 31, 2025	January 1, 2025
Accounts Receivable, net	$9,796	$8,143	$8,291
Contract Liabilities, which were included in Deferred License Revenue	$—	$—	$475
There were no other material contract assets recorded on the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025. The Company does not generally accept returns of its concentrate products and no material provision for returns of concentrates products was established as of September 30, 2026 or December 31, 2025. As of September 30, 2026 and December 31, 2025, the Company recorded an accrual for chargebacks and distribution fees of $0.7 million and $1.1 million, respectively, which are presented as an offset to accounts receivable in the accompanying condensed consolidated balance sheets.
5.  Intangible Assets and Deferred Consideration
Intangible Assets
Our customer relationship intangible asset relates to customer relationships acquired in connection with an acquisition (the "Evoqua Asset Acquisition") executed on July 10, 2023 with Evoqua Water Technologies LLC ("Evoqua").
The details of our intangible assets subject to amortization are set forth below (in thousands):

	September 30, 2026
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer Relationships	20 years	$11,035	$(1,793)	$9,242

	December 31, 2025
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Customer Relationships	20 years	$11,035	$(1,379)	$9,656

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
During each of the three months ended September 30, 2026 and 2025, the Company recorded amortization of its customer relationship intangible asset of $0.1 million. During each of the nine months ended September 30, 2026 and 2025, the Company recorded amortization of its customer relationship intangible asset of $0.4 million.
Estimated future amortization expense on the Company's customer relationships intangible asset as of September 30, 2026 is as follows (table in thousands):

Year ending December 31:
2026 (Remainder of Year)	$138
2027	552
2028	552
2029	552
2030	552
Thereafter	6,896
Total	$9,242
Deferred Consideration
A portion of the purchase price of the Evoqua Asset Acquisition was deferred on the acquisition date and was reflected in Deferred Consideration on the condensed consolidated balance sheet. The Company made payments of $1.0 million during the nine months ended September 30, 2026, which satisfied the remaining deferred consideration liability. The Company made payments of $1.6 million, during the nine months ended September 30, 2025.
6.  Investments - Available-for-Sale
Investments available-for-sale consisted of the following as of September 30, 2026 and December 31, 2025 (table in thousands):

	September 30, 2026
	Amortized Cost	Unrealized Gain	Unrealized Loss	Accrued Interest	Fair Value
Available-for-Sale Securities
Debt Securities	$11,791	$119	$—	$—	$11,910

	December 31, 2025
	Amortized Cost	Unrealized Gain	Unrealized Loss	Accrued Interest	Fair Value
Available-for-Sale Securities
Debt Securities	$14,149	$137	$—	$—	$14,286
The fair value of investments available-for-sale is determined using quoted market prices from daily exchange-traded markets based on the closing price as of the balance sheet date and is classified as a Level 1 measurement under ASC 820, Fair Value Measurements.
During the three and nine months ended September 30, 2026, the Company sold investments outstanding for a gain of $0.1 million and $0.4 million, respectively. During the three and nine months ended September 30, 2025, the Company sold investments outstanding for a gain of $0.1 million and $0.2 million, respectively. These gains are included in realized gain on available-for-sale investments on the condensed consolidated statements of operations.
As of September 30, 2026, the Company's remaining available-for-sale securities are U.S. Department of the Treasury bonds and are all due within one year.
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

The Company’s significant segment expenses for its one segment for the three and nine months ended September 30, 2026 and 2025 consisted of the following (table in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net Sales	$19,122	$15,927	$54,238	$50,912
Cost of Sales	16,011	13,655	44,987	43,095
Gross Profit	3,111	2,272	9,251	7,817
Employee Compensation	2,665	2,539	7,875	7,598
Administrative Costs	1,820	1,317	5,291	4,512
Transaction-related expenses	847	—	847	—
Operating Loss	(2,221)	(1,584)	(4,762)	(4,293)

Other Income (Expense):
Realized Gain on Available-for-Sale Investments	128	61	378	181
Interest Expense	(282)	(285)	(845)	(838)
Interest Income	51	55	128	190
Total Other Expense, net	(103)	(169)	(339)	(467)

Net Loss	$(2,324)	$(1,753)	$(5,101)	$(4,760)
8.  Inventory
Components of inventory, net of reserves, as of September 30, 2026 and December 31, 2025 were as follows (table in thousands):

	September 30, 2026	December 31, 2025
Inventory - Current Portion
Raw Materials	$1,889	$1,848
Work in Process	216	199
Finished Goods	830	1,377
Total Inventory	$2,935	$3,424
As of September 30, 2026 and December 31, 2025, Rockwell had total current concentrate inventory aggregating $2.9 million and $3.4 million, respectively, against which Rockwell had reserved $25.0 thousand at each period end.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
9.  Property and Equipment
As of September 30, 2026 and December 31, 2025, the Company’s property and equipment consisted of the following (table in thousands):

	September 30, 2026	December 31, 2025
Machinery and Equipment	$10,544	$11,340
Information Technology & Office Equipment	1,070	1,717
Leasehold Improvements	1,359	1,567
Laboratory Equipment	298	726
Total Property and Equipment	13,271	15,350
Accumulated Depreciation	(8,365)	(10,721)
Property and Equipment, net	$4,906	$4,629

During the nine months ended September 30, 2026, the Company disposed of certain property and equipment, resulting in the derecognition of $3.8 million of gross assets and $3.5 million of accumulated depreciation, proceeds of $0.2 million from asset sales, and a net loss on disposal of $0.2 million. Depreciation and amortization expense was $0.4 million for both of the three months ended September 30, 2026 and 2025. Depreciation and amortization expense for the nine months ended September 30, 2026 and 2025 was $1.1 million and $1.2 million, respectively.
10.  Accrued Liabilities
Accrued liabilities as of September 30, 2026 and December 31, 2025 consisted of the following (table in thousands):

	September 30, 2026	December 31, 2025
Accrued Compensation and Benefits	$1,833	$2,558
Accrued Unvouchered Receipts	1,612	814
Accrued Workers Compensation	79	84
Accrued Legal Expense	934	46
Other Accrued Liabilities	1,748	835
Total Accrued Liabilities	$6,206	$4,337
11.  Stockholders’ Equity
Preferred Stock
On April 6, 2022, the Company and DaVita entered into the Securities Purchase Agreement (the "SPA"), which provided for the issuance by the Company of up to $15 million of preferred stock to DaVita, which was issued to DaVita during 2022 as Series X Preferred Stock and, by virtue thereof, made DaVita a related party.

The Series X Preferred Stock was issued for a price of $1,000 per share (the "Face Amount"), subject to accretion at a rate of 1% per annum, compounded annually. If the Company’s common stock trades above $220.00 for a period of 30 calendar days, the accretion will thereafter cease. As of September 30, 2026, a total of $0.6 million of the Series X Preferred Stock had been accreted, of which $0.2 million was accreted during each of the nine months ended September 30, 2026 and 2025. No accretion was recorded during the three months ended September 30, 2026 and 2025.

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

Additionally, the Series X Preferred Stock has a deemed liquidation event and redemption clause which could be triggered upon the sale of all or substantially all of the Company's assets relating to the Company's dialysis concentrates business line. Since the Series X Preferred Stock may be redeemed if certain assets are sold at the option of the holder, but is not mandatorily redeemable as the sale of the assets that would allow for redemption is within the control of the Company, the preferred stock has been classified as permanent equity and initially recognized at fair value of $15 million (the proceeds on the date of issuance) less issuance costs of $0.1 million, resulting in an initial value of $14.9 million. The Company will assess at each reporting period whether conditions have changed to now meet the mandatory redemption definition which could trigger liability classification.

As of each of September 30, 2026 and December 31, 2025, there were 2,000,000 shares of preferred stock, $0.0001 par value per share, authorized and 15,000 shares of preferred stock issued and outstanding.
Common Stock
As of September 30, 2026 and 2025, the Company reserved for issuance the following shares of common stock related to the potential exercise of employee stock options, unvested restricted stock, convertible preferred stock, and warrants (collectively, "common stock equivalents"):

	As of September 30,
Common Stock and Common Stock Equivalents:	2026	2025
Common Stock	3,971,968	3,940,528
Options to Purchase Common Stock	359,652	328,186
Unvested Restricted Stock Awards	—	89
Unvested Restricted Stock Units	211,999	116,666
Convertible Preferred Stock	141,900	140,500
Unvested Restricted Stock Units - Market Condition	71,700	71,700
Warrants to Purchase Common Stock	398,447	398,447
Total	5,155,666	4,996,116
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
This Prior Registration Statement expired on October 8, 2024 and, upon the effectiveness of the Company's registration statement on October 21, 2024, was deemed terminated. On November 13, 2024, in connection with the new registration statement, the Company filed a prospectus supplement covering the offer and sale of an aggregate offering price of up to $25.0 million of shares of the Company's common stock through the Agent under the Sales Agreement (as amended, the "ATM facility"). The offering and sale of such shares has been registered under the Securities Act of 1933, as amended.
During the three and nine months ended September 30, 2026, no shares were sold pursuant to the Sales Agreement. Approximately $13.1 million remains available for sale under the ATM facility.

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
Reverse Stock Split
On July 1, 2026, the Company effected a one-for-ten (1-for-10) reverse stock split of its common stock. The reverse stock split was approved by the Company's stockholders at the annual meeting held on June 12, 2026. At the effective time, every ten shares of the Company's issued and outstanding common stock were combined into one issued and outstanding share of common stock. Immediately prior to the effective time there were 39,720,299 shares of common stock issued and outstanding, and immediately following the effective time there were 3,971,968 shares of common stock issued and outstanding, after giving effect to the cash paid in lieu of fractional shares. The par value of the common stock remained $0.0001 per share, and the number of authorized shares of common stock remained 170,000,000.
No fractional shares were issued in connection with the reverse stock split. In lieu of any fractional share, each stockholder who would otherwise have been entitled to a fractional share received a cash payment (without interest) equal to the fraction of a share to which the stockholder would otherwise have been entitled multiplied by the closing price of the common stock on June 30, 2026, as adjusted for the reverse stock split ratio. Cash paid in lieu of fractional shares was not material.
In accordance with the terms of the respective instruments, proportionate adjustments were made to (i) the number of shares subject to, and the exercise or grant prices of, outstanding equity awards and the shares reserved for issuance under the Company's equity incentive plans, (ii) the conversion price of, and the number of shares of common stock issuable upon conversion of, the Company's Series X Convertible Preferred Stock and (iii) the exercise prices of, and the number of shares of common stock issuable upon exercise of, the Company's outstanding warrants. The reduction in issued and outstanding shares resulting from the reverse stock split was recorded as a reclassification between common stock and additional paid-in-capital, which was not material, with no change to stockholders' equity.
The common stock began trading on a split-adjusted basis on the Nasdaq Capital Market at the open of trading on July 1, 2026, under the existing symbol “RMTI” and a new CUSIP number (774374409). The Company effected the reverse stock split to regain compliance with the $1.00 minimum bid price requirement for continued listing on the Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). On May 8, 2026, the Company received notice from Nasdaq that it did not meet the minimum bid price requirement and was provided a compliance period through November 4, 2026. On July 16, 2026, the Company received notice from Nasdaq that it had regained compliance with the minimum bid price requirement, and Nasdaq closed the matter.

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
12.  Stock-Based Compensation
The Company recognized total stock-based compensation expense during the three and nine months ended September 30, 2026 and 2025 as follows (table in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Service-based Awards:
Restricted Stock Units	$213	$263	$553	$744
Stock Option Awards	178	269	720	615
Total	$391	$532	$1,273	$1,359
Performance-based Restricted Stock Awards
A summary of the Company’s performance-based restricted stock awards during the nine months ended September 30, 2026 is as follows:

Performance-based Restricted Stock Awards	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2026	89	$627.00
Forfeited	(89)	$627.00
Unvested at September 30, 2026	—	$—
Performance-based restricted stock awards are measured based on their fair value on the date of grant and amortized over the vesting period of 20 months. As of September 30, 2026, there is no unrecognized stock-based compensation expense related to performance-based restricted stock awards.
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

The unrecognized stock-based compensation expense recorded in connection with the RSU-MCs was $0.3 million at September 30, 2026, which is expected to be recognized over the next 1.64 years.
Service-based Restricted Stock Units
A summary of the Company’s service-based restricted stock units during the nine months ended September 30, 2026 is as follows:

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Service-based Restricted Stock Units	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2026	115,666	$11.10
Granted	138,165	5.19
Vested	(38,332)	11.40
Forfeited	(3,500)	10.70
Unvested at September 30, 2026	211,999	$7.21
The fair value of service-based restricted stock units is measured on the date of grant and amortized over the vesting period. The vesting periods range from one to three years. As of September 30, 2026, the unrecognized stock-based compensation expense was $0.8 million, which is expected to be recognized over the next 1.68 years.
Service-based Stock Option Awards
The fair value of the service-based stock option awards granted during the nine months ended September 30, 2026 and 2025 were based on the following assumptions:

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Exercise price	$5.19	$10.70 - $12.60
Expected stock price volatility	90.9%	90.4% - 91.2%
Risk-free interest rate	4.28%	3.74% - 4.14%
Term (years)	5.86	5.62 - 5.86
A summary of the Company’s service-based stock option activity for the nine months ended September 30, 2026 is as follows:

Service-based Stock Option Awards	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2026	327,627	$26.40		—
Granted	47,250	5.19
Forfeited	(9,851)	11.61
Expired	(5,374)	70.23
Outstanding at September 30, 2026	359,652	$23.20	7.57	$—
Exercisable at September 30, 2026	201,953	$32.70	6.67	$—
The aggregate intrinsic value is calculated as the difference between the closing price of the Company's common stock at the date indicated and the exercise price of the stock options that had strike prices below the closing price.
As of September 30, 2026, total stock-based compensation expense related to unvested options not yet recognized totaled approximately $0.5 million, which is expected to be recognized over the next 1.98 years.
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
Product License Agreements
The Company is a party to a Licensing Agreement between the Company and Charak, LLC ("Charak") dated January 7, 2002 (the "2002 Agreement") that grants the Company exclusive worldwide rights to certain patents and information related to its Triferic product. On October 7, 2018, the Company entered into a Master Services and IP Agreement (the “Charak MSA”) with Charak and Dr. Ajay Gupta, a former Officer of the Company. Pursuant to the Charak MSA, the parties entered into three additional agreements related to the license of certain soluble ferric pyrophosphate (“SFP”) intellectual property owned by Charak. These agreements granted the Company an exclusive, worldwide, non-transferable license to SFP for the purpose of commercializing (i) SFP for the treatment of patients with renal failure, (ii) certain intravenous-delivered products incorporating SFP for the treatment of iron disorders, and (iii) certain TPN products incorporating SFP. The potential milestone payments are not considered probable, and no milestone payments have been accrued as of September 30, 2026 and December 31, 2025.
14.  Leases
Rockwell leases its production facilities and administrative offices as well as certain equipment used in its operations including leases on transportation equipment used in the delivery of its products. The lease terms range from monthly to six years. Rockwell occupies a 51,000 square foot facility and a 17,500 square foot facility in Wixom, Michigan under a lease expiring in August 2027. Rockwell also occupies a 51,000 square foot facility in Grapevine, Texas. The lease, which previously expired in December 2025, was extended in January 2026 for a 62-month term through February 2031, resulting in the recognition of a right-of-use asset and corresponding lease liability of approximately $2.5 million. Additionally, Rockwell leases 16,800 square foot storage facility in Allentown, Pennsylvania, that expires in April 2030. The Company entered into a lease for approximately 8,700 square feet of office space in Newtown Square, Pennsylvania, for a term of five years commencing October 1, 2026, with total fixed lease payments of approximately $1.6 million. Because the lease commenced after September 30, 2026, no right-of-use asset or lease liability for this lease is recorded in the condensed consolidated balance sheet as of September 30, 2026 or reflected in the maturity table below.
The following summarizes quantitative information about the Company’s operating and finance leases (table in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating Leases
Operating Lease Cost	$471	$477	$1,471	$1,391
Variable Lease Cost	100	146	267	411
Operating Lease Expense	571	623	1,738	1,802
Finance Leases
Amortization of Right-of-Use Assets	102	109	305	387
Interest on Lease Obligations	7	16	29	59
Finance Lease Expense	109	125	334	446
Short-term Lease Rent Expense	1	5	12	16
Total Lease Expense	$681	$753	$2,084	$2,264

Other Information
Operating Cash Flows from Operating Leases	$423	$483	$1,314	$1,385
Operating Cash Flows from Finance Leases	$7	$46	$29	$89
Financing Cash Flows from Finance Leases	$118	$124	$350	$418

	September 30,
	2026	2025
Weighted-average Remaining Lease Term – Operating Leases	3.5	2.7
Weighted-average Remaining Lease Term – Finance Leases	0.9	1.9
Weighted-average Discount Rate – Operating Leases	10.0%	7.9%
Weighted-average Discount Rate – Finance Leases	6.9%	6.8%
Future minimum rental payments under operating and finance lease agreements are as follows (table in thousands):

	Operating	Finance
Year ending December 31, 2026 (Remaining)	$459	$125
Year ending December 31, 2027	1,556	311
Year ending December 31, 2028	987	—
Year ending December 31, 2029	953	—
Year ending December 31, 2030	794	—
Thereafter	117	—
Total	4,866	436
Less Present Value Discount	(806)	(13)
Operating and Finance Lease Liabilities	$4,060	$423
15. Loan and Security Agreement

On March 16, 2020, the Company and Rockwell Transportation, Inc., as Borrowers, entered into a Loan and Security Agreement (the "Loan Agreement") with Innovatus, as collateral agent and the lenders party thereto, pursuant to which Innovatus, as a lender, agreed to make certain term loans to the Company (the "Term Loans"). In connection with each funding of the Term Loans, the Company issued to Innovatus a warrant (each a “Warrant”, and together the “Warrants”) to purchase a number of shares of the Company’s common stock equal to 3.5% of the principal amount of the relevant Term Loans funded divided by the exercise price. In connection with the first tranche of the Term Loans, the Company issued a Warrant to Innovatus, exercisable for an aggregate of 4,338 shares of the Company’s common stock at an exercise price of $181.50 per share. The Warrant may be exercised on a cashless basis and is immediately exercisable through the seventh anniversary of the applicable funding date. The number of shares of common stock for which the Warrant is exercisable and the associated exercise price are subject to certain proportional adjustments as set forth in such Warrant. The Company evaluated the warrant under ASC 470, Debt, and recognized an additional debt discount of approximately $0.5 million based on the relative fair value of the base instruments and warrants. The Company calculated the fair value of the Warrant using the Black-Scholes model.
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
The Third Amendment contains various financial covenants and customary representations and warranties and affirmative and negative covenants, subject to exceptions as described in the Third Amendment. The Company's ability to comply with the covenants under the Third Amendment may be adversely affected by events beyond its control. If the Company is unable to comply with the covenants under the Third Amendment, it would pursue all available cure options in order to regain compliance. However, the Company may not be able to mutually agree with Innovatus on appropriate remedies to cure a future breach of a covenant, which could give rise to an event of default. As of September 30, 2026, the Company was in compliance with all covenants under the Third Amendment.
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
The effective interest rate used to amortize the debt issuance cost relating to these warrants is 11.0% as of September 30, 2026. As of September 30, 2026, the outstanding balance of the Term Loans was $9.1 million, net of aggregate unamortized issuance costs, discounts and premiums of $0.4 million. For both of the nine months ended September 30, 2026 and 2025, interest expense on the Term Loans, including paid-in-kind interest, amounted to $0.7 million.

At the closing of the acquisition described in Note 17, the Company will be required to repay the Term Loans in full, together with the Final Fee, and to terminate the Loan Agreement.

The Loan Agreement is secured by all assets of the Company and Rockwell Transportation, Inc. and contains customary representations and warranties and covenants, subject to customary carve outs, and initially included financial covenants related to liquidity and sales of Triferic.

The following table reflects the schedule of principal payments on the Term Loans as of September 30, 2026 (table in thousands):

Year	Principal Payments
2026 (Remaining)	$—
2027	3,891
2028	4,244
2029 (Inclusive of Final Fee)	1,338
Total Debt Maturities	9,473
Unamortized Issuance Costs and Discount	(423)
Total Debt Maturities, net of Unamortized Issuance Costs and Discount	9,050
Less: Current Portion of Term Loans	(2,829)
Term Loans, net	$6,221
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

ROCKWELL MEDICAL, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)
17. Subsequent Events

On November 2, 2026, Rockwell Medical, Inc. entered into an Equity and Asset Purchase Agreement (the “Purchase Agreement”) with Vantive Limited (“Vantive”) pursuant to which the Company agreed to acquire Vantive's hemodialysis concentrates, hemodialysis machines, water treatment systems, and related consumables and technical services business, including Vantive's manufacturing campus located in Medolla, Italy. The acquisition is expected to significantly expand the Company's product portfolio, manufacturing capabilities and geographic reach. The transaction includes the acquisition of Gambro Dasco S.p.A. and Vantive Korea Incorporated and specified business assets and liabilities in other jurisdictions, subject to specified exclusions and possible deferred local transfers.

The aggregate base purchase price is $125.0 million, subject to customary working capital and other purchase price adjustments. The transaction is expected to be financed through two seller-provided term loans totaling $100.0 million and a $25.0 million convertible note to be issued to an affiliate of Vantive. In addition, the Purchase Agreement provides for contingent consideration of up to $45.0 million payable upon the achievement of specified revenue and EBITDA milestones. The Company may replace all or a portion of the seller term loans with qualifying third-party debt financing. The seller financing will become effective at closing; it does not provide cash for the Company’s pre-closing operations or transaction expenses. The contingent consideration comprises up to $25.0 million of EBITDA-based payments over eight full fiscal years after closing and two potential $10.0 million revenue-based payments, generally over five full fiscal years after closing, with a possible sixth-year extension for the second revenue milestone. Revenue earnout payments are subject to an annual payment limitation and may roll forward; specified unpaid amounts bear interest in addition to the $45.0 million maximum.

The unsecured convertible note will mature six years after closing, be subordinated in right of payment to specified senior debt and bear interest at 3.0% per annum payable in kind and will be convertible into shares of common stock at an initial conversion price of $14.94 per share, with the conversion price increasing on the same basis as ordinary PIK interest so that such interest does not increase the shares issuable in respect of the original principal. Subject to the note’s terms and applicable Nasdaq rules, issuances, together with other issuances required to be aggregated, may not exceed 19.99% of either the shares of common stock or voting power outstanding immediately before execution of the Purchase Agreement unless stockholder approval is obtained. The term loans will be secured by a lien on substantially all of the assets of the Company and its domestic subsidiaries and will mature on the sixth anniversary of the closing. The two initially $50.0 million tranches will bear interest at Term SOFR plus initial margins of 5.50% and 7.00%, respectively, increasing by 0.75 percentage points annually. Interest is payable monthly, although the Company may elect, subject to specified conditions, to capitalize interest on the first tranche at an additional 0.50% annual rate. The loans are subject to mandatory prepayments, restrictive covenants and customary events of default. Incurrence of the seller financing requires the consent of DaVita under the Securities Purchase Agreement described in Note 11, and at the closing the Company will repay in full and terminate the Loan Agreement described in Note 15.

The transaction is subject to customary closing conditions, including regulatory approvals and delivery of specified audited financial statements, completion of specified separation activities, execution of definitive transition services and manufacturing and supply agreements, and other conditions set forth in the Purchase Agreement, and is expected to close in mid-2027. The Purchase Agreement provides for an outside date of November 1, 2027, subject to extension in specified circumstances as provided therein. The Company is evaluating the accounting effects of the transaction and the financial impact of the acquisition cannot yet be reasonably estimated. The Company expects to incur additional transaction, financing and integration-related costs associated with the proposed acquisition.

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
Forward-Looking Statements
We make forward-looking statements in this report and may make such statements in future filings with the U.S. Securities and Exchange Commission ("SEC"). We may also make forward-looking statements in our press releases or other public or shareholder communications. Our forward-looking statements are subject to risks and uncertainties and include information about our current expectations and possible or assumed future results of our operations. When we use words such as “may,” “might,” “will,” “should,” “believe,” “expect,” “anticipate,” “estimate,” “continue,” “could,” “plan,” “potential,” “predict,” “forecast,” “project,” “intend,” “is focused on” or similar expressions, or make statements regarding our intent, belief, or current expectations, we are making forward-looking statements. Our forward looking statements also include, without limitation, statements about the proposed acquisition described in Note 17 to the condensed consolidated financial statements, including the expected timing and completion of the acquisition, its financing, its anticipated benefits and our ability to integrate the acquired business; our liquidity and capital resources; our ability to continue as a going concern; the size of the hemodialysis concentrates market opportunity; our ability to successfully execute on our business strategy, including our commercial focus; our ability to raise additional capital; our ability to successfully implement certain cost containment and cost-cutting measures; our ability to achieve and maintain profitability and statements regarding our anticipated future financial condition, operating results, cash flows and business plans.
While we believe our forward-looking statements are reasonable, you should not place undue reliance on any such forward-looking statements, which are based on information available to us on the date of this report or, if made elsewhere, as of the date made. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different. Factors that might cause such a difference include, without limitation, the risks and uncertainties discussed in this report, “Item 1A — Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, Part II, Item 1A, “Risk Factors” in this report, and from time to time in our other reports filed with the SEC.
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
We currently operate in one market segment, the hemodialysis market, which involves the manufacture, sale and distribution of hemodialysis products to hemodialysis clinics, including dialysis concentrates and other ancillary products used in the dialysis process. Rockwell currently serves approximately 300 customers, highlighted by all five of the leading dialysis providers in the United States, including Fresenius Medical Care North America ("Fresenius") and DaVita Inc. ("DaVita"). Rockwell's customer mix is diverse, with most customer sales concentrations under 10%. Dialysate concentrates and other ancillary products accounted for 100% of our revenue for the nine months ended September 30, 2026, of which approximately 85% was to distributors and customers for use in the United States.
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
Rockwell continues to upgrade its manufacturing equipment to streamline production and improve margins, has renegotiated pricing with key suppliers, and has entered into several multi-year customer purchase agreements.
On September 18, 2023, Rockwell and DaVita entered into an Amended and Restated Products Purchase Agreement (the "Amended Agreement"), under which the Company supplies DaVita with certain dialysis concentrates. The term of the Amended Agreement was scheduled to expire on December 31, 2024. Prior to the expiration, the Company received written notice from DaVita that DaVita intended to extend the term of the Amended Agreement through December 31, 2025 (the "Extension Term"). Subsequently, DaVita indicated that it would completely transition to another supplier, subject to further discussions between Rockwell and DaVita. Additionally, DaVita agreed to quarterly, non-refundable payments totaling $2.0 million to ensure supply continuity for products purchased during the year ended December 31, 2025. These quarterly, non-refundable payments of $1.7 million were recorded as revenue during the nine months ended September 30, 2025. While DaVita did significantly reduce its product purchases from Rockwell, it did not completely transition its business to a different supplier. On December 23, 2025, the Company and DaVita entered into a second amendment (the "Second Amendment") to the Amended Agreement which extended the term of the Amended Agreement by one additional year to December 31, 2026 (the "Second Extension Term"). The Second Amendment also provides for a price increase on the products sold under the Amended Agreement for the Second Extension Term. The Second Extension Term expires on December 31, 2026, and the Amended Agreement will terminate on that date unless it is further extended.
Reverse Stock Split
On May 8, 2026, we received notice from Nasdaq that we did not meet the $1.00 minimum bid price requirement for continued listing on the Nasdaq Capital Market under Listing Rule 5550(a)(2), and we were provided a compliance period through November 4, 2026. On July 1, 2026, we effected a one-for-ten reverse stock split of our common stock to regain compliance with Nasdaq Capital Market's $1.00 minimum bid price requirement. On July 16, 2026, we received notice from Nasdaq that we had regained compliance with the minimum bid price requirement and that Nasdaq closed the matter. All share and per-share amounts in this report have been retrospectively adjusted to reflect the split for all periods presented. See Note 11 to the condensed consolidated financial statements.

Results of Operations for the Three Months Ended September 30, 2026 and 2025
The following table summarizes our operating results for the periods presented below (dollars in thousands):

	Three Months Ended September 30,
	2026	% of Revenue	2025	% of Revenue	% Change

Net Sales	$19,122		$15,927		20%
Cost of Sales	16,011	84%	13,655	86%	17%
Gross Profit	3,111	16%	2,272	14%	37%

Research and Product Development	114	1%	—	—%	—%
Selling and Marketing	572	3%	531	3%	8%
General and Administrative	3,799	20%	3,325	21%	14%
Transaction-related expenses	847	4%	—	—%	—%
Operating Loss	$(2,221)	(12)%	$(1,584)	(10)%	40%
Net Sales
During the three months ended September 30, 2026, net sales were $19.1 million compared to net sales of $15.9 million during the three months ended September 30, 2025. The increase of $3.2 million was primarily driven by $1.2 million of sales to new customers in the Western United States as well as additional sales and price increases to existing customers. Non-Product revenue was not material for either period. DaVita represented 7% and 12% of net sales for the three months ended September 30, 2026 and 2025, respectively.
Cost of Sales and Gross Profit

Cost of sales for the three months ended September 30, 2026 was $16.0 million, resulting in gross profit of $3.1 million for the three months ended September 30, 2026, compared to cost of sales of $13.7 million and a gross profit of $2.3 million for the three months ended September 30, 2025. The gross profit increase of $0.8 million was primarily due to (i) a $0.6 million increase from higher volume, and (ii) $0.5 million from restructuring cost in the three months ended September 30, 2025 related to the closure of the Company's Greer, South Carolina manufacturing facility, partially offset by a $0.4 million decline due to a price adjustment for DaVita purchases for the three months ended September 30, 2025 that did not repeat in 2026.
Selling and Marketing Expense
Selling and marketing expenses for the three months ended September 30, 2026 were $0.6 million compared to $0.5 million during the three months ended September 30, 2025.
General and Administrative Expense
General and administrative expenses were $3.8 million for the three months ended September 30, 2026, compared to $3.3 million for the three months ended September 30, 2025. The increase of $0.5 million was driven by additional administrative costs to support growth.
Transaction-related expenses
Transaction-related expenses were $0.8 million for the three months ended September 30, 2026, consisting of legal, consulting and other professional fees incurred in connection with a pending acquisition (see Note 17 to the condensed consolidated financial statements included elsewhere in this Form 10-Q). There were no comparable expenses during the three months ended September 30, 2025. We expect to incur additional transaction-related expenses in future periods as we work toward completing this acquisition.

Other Expense
Total other expense of $0.1 million and $0.2 million for the three months ended September 30, 2026 and 2025, respectively, was comprised primarily of cash interest expense of $0.2 million in each period related to our debt facility (See Note 15 to the condensed consolidated financial statements included elsewhere in this Form 10-Q). The interest expense for the three months ended September 30, 2026 was partially offset by $0.1 million of realized gains on available-for-sale investments.

Results of Operations for the Nine Months Ended September 30, 2026 and 2025
The following table summarizes our operating results for the periods presented below (dollars in thousands):

	Nine Months Ended September 30,
	2026	% of Revenue	2025	% of Revenue	% Change

Net Sales	$54,238		$50,912		7%
Cost of Sales	44,987	83%	43,095	85%	4%
Gross Profit	9,251	17%	7,817	15%	18%

Research and Product Development	154	—%	—	—%	—%
Selling and Marketing	1,716	3%	1,814	4%	(5)%
General and Administrative	11,296	21%	10,296	20%	10%
Transaction-related expenses	847	2%	—	—%	—%
Operating Loss	$(4,762)	(9)%	$(4,293)	(8)%	11%
Net Sales
During the nine months ended September 30, 2026, net sales were $54.2 million compared to net sales of $50.9 million during the nine months ended September 30, 2025. The increase of $3.3 million was primarily due to (i) an increase of $3.8 million from new customers in the Western United States, as well as (ii) $4.6 million from increased sales and price increases to existing customers and sales to new customers, partially offset by a $4.7 million reduction in sales to DaVita, which included a $1.7 million price adjustment in 2025 that did not repeat in 2026. Non-product revenue was $0.3 million for the nine months ended September 30, 2025 from the recognition of the remaining deferred revenue associated with Triferic licenses. DaVita represented 7% and 17% of net sales for the nine months ended September 30, 2026 and 2025, respectively.
Cost of Sales and Gross Profit

Cost of sales for the nine months ended September 30, 2026 was $45.0 million, resulting in gross profit of $9.3 million for the nine months ended September 30, 2026, compared to cost of sales of $43.1 million and a gross profit of $7.8 million for the nine months ended September 30, 2025. The gross profit increase of $1.5 million was primarily due to (i) a $1.8 million increase as a result of lower manufacturing costs due to a decrease in production headcount, (ii) $0.7 million from higher volumes, and (iii) $0.7 million of restructuring expense related to the closure of the Company's Greer, South Carolina manufacturing facility during the nine months ended September 30, 2025, partially offset by (i) a $1.7 million decline due to a price adjustment for DaVita purchases for the nine months ended September 30, 2025 that did not repeat in 2026 and (ii) a decrease of $0.1 million in gross profit related to the recognition of remaining deferred revenue associated with Triferic licenses in the nine months ended September 30, 2025.
Selling and Marketing Expense
Selling and marketing expenses for the nine months ended September 30, 2026 were $1.7 million compared to $1.8 million during the nine months ended September 30, 2025. The decrease was due primarily to $0.1 million of lower compensation expense as a result of lower headcount.
General and Administrative Expense
General and administrative expenses were $11.3 million for the nine months ended September 30, 2026, compared to $10.3 million for the nine months ended September 30, 2025. The increase of $1.0 million was driven by $0.5 million of additional administrative cost to support growth, $0.4 million of higher compensation expense and $0.2 million of asset disposal costs related to the closure of the Greer facility.

Transaction-related expenses
Transaction-related expenses were $0.8 million for the nine months ended September 30, 2026, consisting of legal, consulting and other professional fees incurred in connection with a pending acquisition (see Note 17 to the condensed consolidated financial statements included elsewhere in this Form 10-Q). There were no comparable expenses during the nine months ended September 30, 2025. We expect to incur additional transaction-related expenses in future periods as we work toward completing this acquisition.
Other Expense
Total other expense of $0.3 million and $0.5 million for the nine months ended September 30, 2026 and 2025, respectively, was driven primarily by interest expense of $0.6 million in each period related to our debt facility (See Note 15 to the condensed consolidated financial statements included elsewhere in this Form 10-Q). The interest expense for the nine months ended September 30, 2026 was partially offset by $0.4 million of realized gains on available-for-sale investments.
Liquidity and Capital Resources
As of September 30, 2026, we had approximately $22.5 million of cash, cash equivalents and investments available-for-sale, and net working capital of $22.1 million. Based on the currently available net working capital along with the expectation of management of its ability to execute on its operational plans as discussed below, management believes the Company currently has sufficient funds to meet its operating requirements for at least the next twelve months from the date of the filing of this report.
The liquidity information above does not consider any impacts of the pending acquisition described in Note 17 to the condensed consolidated financial statements.
Additionally, the Company's operational plans include raising capital, if needed, by using the $13.1 million remaining availability under its at-the-market ("ATM") facility or other methods or forms of financings. The proposed acquisition described in Note 17 may limit our ability to use the ATM facility or conduct other registered offerings until the required historical financial statements of the acquired business and related pro forma financial information have been filed. Accordingly, the remaining ATM capacity should not be viewed as committed or immediately available funding. See Part II, Item 1A, “Risk Factors.” When sales under the ATM are permitted, we have the ability to control the timing and floor price at which capital is raised.
The actual amount of cash that we will need to execute our business strategy is subject to many factors, including, but not limited to, the costs associated with our manufacturing and transportation operations repayment of our existing debt, transaction and financing expenses, and the working capital, transition and integration requirements associated with the proposed acquisition.
We may elect to raise capital in the future through one or more of the following: (i) equity and debt raises through the equity and capital markets, though there can be no assurance we will be able to secure additional capital or funding on acceptable terms, or if at all; and (ii) strategic transactions, including potential alliances and collaborations focused on markets outside the United States, as well as potential combinations (including by merger or acquisition) or other corporate transactions. Our ability to pursue the alternatives described in clause (i) is subject to the limitations described above and in Part II, Item 1A, “Risk Factors,” including potential limitations on registered offerings pending the filing of the financial statements and pro forma financial information of the acquired business required by SEC rules and the limitation on incurring indebtedness under our Securities Purchase Agreement with DaVita.
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
If the Company attempts to obtain additional debt or equity financing, the Company cannot assume such financing will be available on favorable terms, if at all. In addition, any debt financing is limited by the terms of our Securities Purchase Agreement with DaVita. Specifically, until DaVita holds less than 50% of its original investment in the Company's Series
X Convertible Preferred Stock, the Company may only incur additional debt in the form of a purchase money loan, a working capital line of up to $5.0 million or to refinance existing debt, unless DaVita consents. The seller financing we expect to incur in connection with the acquisition described in Note 17 to the condensed consolidated financial statements requires DaVita's consent.

The Company is subject to certain covenants and cure provisions under its Loan and Security Agreement (the "Loan Agreement") with Innovatus Life Sciences Lending Fund I, LP. As of September 30, 2026, the Company was in compliance with all covenants. On January 2, 2024, the Loan Agreement was amended to include, among other things, an interest-only period for 30 months, or up to 36 months if certain conditions are met, and extend the maturity date to January 1, 2029 (See Note 15 to the accompanying condensed consolidated financial statements).

On November 2, 2026, we entered into the Purchase Agreement described in Note 17 to the condensed consolidated financial statements, under which we agreed to acquire Vantive's in-center hemodialysis business for a base purchase price of
$125.0 million, subject to adjustment, plus contingent consideration of up to $45.0 million. We expect to fund the closing consideration with $100.0 million of secured term loans and a $25.0 million convertible note to be provided by affiliates of
Vantive, and we may elect to replace all or a portion of the term loans with third-party debt financing. Incurring that indebtedness requires DaVita's consent under our Securities Purchase Agreement, and at the closing we will be required to repay our existing term loans in full and terminate the Loan Agreement. We also expect to incur significant transaction, financing and integration costs before and after the closing, and we incurred $0.8 million of transaction-related costs during the three and nine months ended September 30, 2026. The acquisition is expected to close in mid-2027. See Part II, Item 1A, “Risk
Factors.” The seller financing principally funds the acquisition consideration; we will need separate liquidity for the existing-loan payoff, closing expenses and the acquired business’s working capital and integration needs. The Purchase
Agreement permits a separate asset-based revolving facility of up to $50.0 million, subject to specified terms, but does not itself commit any third party to provide that facility. On November 3, 2026, we withdrew our previously issued 2026 guidance for net sales, gross margin, Adjusted EBITDA and operating cash flow in light of expected acquisition-related transaction and financing expenses.

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
Cash Provided By (Used In) Operating Activities
Net cash provided by operating activities was $0.4 million for the nine months ended September 30, 2026 compared to net cash used in operating activities of $3.0 million for the nine months ended September 30, 2025. The increase in cash provided by operating activities during the current period as compared to the prior period was primarily due to a decrease in cash used in changes in current balance sheet accounts in the ordinary course of business of approximately $4.5 million, partially offset by an increase in net loss of approximately $0.3 million, and a decrease in non-cash adjustments of approximately $0.9 million.
Cash Provided By (Used In) Investing Activities
Net cash provided by investing activities was $1.1 million during the nine months ended September 30, 2026 compared to net cash used in investing activities of $4.4 million for the nine months ended September 30, 2025. Net cash provided by investing activities during the nine months ended September 30, 2026 was primarily driven by net cash proceeds from purchases and sales of our available-for-sale investments of $2.7 million and purchases of property and equipment, net of $1.6 million.
Cash (Used In) Provided By Financing Activities

Net cash used in financing activities was $1.6 million during the nine months ended September 30, 2026 compared to net cash provided by financing activities of $5.3 million for the nine months ended September 30, 2025. Net cash used in financing activities during the nine months ended September 30, 2026 was primarily due to (i) the cash paid in connection with the Evoqua Asset Acquisition deferred consideration obligation of $1.0 million, (ii) $0.4 million of payments on finance lease liabilities and (iii) $0.3 million of payments under the insurance financing note payable. Net cash provided by financing activities during the nine months ended September 30, 2025 was primarily due to proceeds from the issuance of common stock under the ATM facility of $7.8 million, partially offset by (i) the cash paid in connection with the Evoqua Asset Acquisition deferred consideration obligation of $1.6 million, (ii) $0.5 million of payments under the insurance financing note payable and (iii) $0.4 million of payments on finance lease liabilities.
Contractual Obligations and Other Commitments
Due to the contract-intensive nature of the Company's business, the Company has been and may in the future become involved in disputes or legal actions with its contract counterparties, which could have a negative impact on the Company's business, results of operations or financial condition. See Note 13 to the condensed consolidated financial statements included elsewhere in this Form 10-Q for additional disclosures. In 2026, we extended our Grapevine, Texas facility lease through February 2031 (lease liability of approximately $2.5 million) and entered into a five-year lease for office space in Newtown Square, Pennsylvania commencing October 1, 2026 (total fixed payments of approximately $1.6 million). See Note 14. Other than these leases and the obligations we will incur in connection with the acquisition described in Note 17 to the condensed consolidated financial statements, there have been no material changes from the contractual obligations and other commitments disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
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
Recently issued and adopted accounting pronouncements:
See Note 3 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a discussion of recently adopted accounting pronouncements and those the Company is evaluating.
Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Per §229.305 of Regulation S-K, the Company, designated a Smaller Reporting Company as defined in §229.10(f)(1) of Regulation S-K, is not required to provide the disclosure required by this Item.
Item 4.  Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer) as
appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, we recognized that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Management was necessarily required to apply its judgment in evaluating the cost‑benefit relationship of possible controls and procedures.
Under the supervision of and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such terms are defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2026. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.
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

On November 2, 2026, we entered into an Equity and Asset Purchase Agreement (the “Purchase Agreement”) with Vantive Limited (“Vantive”) pursuant to which we have agreed to acquire Vantive’s in-center hemodialysis business (the “acquired business”), consisting of hemodialysis concentrates, water treatment systems, hemodialysis monitors and related consumables and technical services in 35 jurisdictions, including the United States (the “Vantive Transaction”). The Vantive Transaction, if completed, would significantly increase the scale, geographic reach and complexity of our business and expose us to additional risks and uncertainties. Accordingly, we are supplementing the risk factors previously disclosed in our Annual Report on Form 10-K with the following risk factors relating to the Vantive Transaction. The risks described below should be read together with the other risk factors and information contained in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K and our other filings with the SEC. The terms of the Vantive Transaction and the related seller financing are summarized in Note 17 to the condensed consolidated financial statements included in this report and in our Current Report on Form 8-K filed on November 3, 2026.

We may not complete the Vantive Transaction on the anticipated terms or timetable, or at all, and we do not have a financing condition to our obligation to complete the transaction.

Completion of the Vantive Transaction is subject to a number of conditions, including required regulatory approvals, specified pre-closing restructuring and separation activities, completion of the separation of Vantive’s information technology systems from those of Baxter International Inc. (“Baxter”), its former parent, delivery of audited financial statements of the acquired business for 2025 and 2026, execution of definitive transition services and manufacturing and supply agreements, and other closing conditions. Certain of these matters depend on Vantive or third parties and could delay or prevent completion of the transaction. Taking into account these conditions and the anticipated separation timetable, we currently expect the closing to occur in mid-2027. Either party may terminate the Purchase Agreement if the closing has not occurred by November 1, 2027, subject to two 90-day extensions if only regulatory approvals and specified other conditions remain outstanding, and further extension in certain enforcement proceedings. The closing therefore could be delayed into April 2028 or later, and expiration of the outside date does not automatically terminate the Purchase Agreement.

We do not have a financing condition to our obligation to close the Vantive Transaction, and the Purchase Agreement provides for specific performance in appropriate circumstances. Accordingly, if the applicable closing conditions are satisfied, we may be required to close the transaction notwithstanding developments that do not give rise to a contractual right not to close. In addition, under the Securities Purchase Agreement relating to our Series X Convertible Preferred Stock, we need the consent of DaVita Inc. (“DaVita”), a customer and the holder of that preferred stock, to incur the seller financing described below. Obtaining that consent is not a condition to our obligation to complete the Vantive Transaction. If DaVita does not consent, we would need to fund the purchase price from other sources, which may not be available on acceptable terms or at all, or complete the Vantive Transaction in breach of the Securities Purchase Agreement, which could expose us to claims by DaVita and adversely affect our commercial relationship with DaVita.

Until closing, management will continue to devote substantial time and resources to the transaction. If the transaction is delayed or not completed, we may incur significant advisory, financing, legal, integration-planning and other costs, as well as management distraction, without realizing the anticipated benefits of the transaction.

The Vantive Transaction will substantially increase our indebtedness and liquidity requirements and could materially reduce our financial flexibility.

We expect to fund the $125 million base purchase price with seller financing provided by affiliates of Vantive, consisting of $100 million of secured term loans, subject to adjustment, and a $25 million convertible note, except to the extent we elect to replace term loans with qualifying third-party financing. The term loans will be secured by a lien on substantially all of our assets and those of our domestic subsidiaries, including the assets of our existing concentrates business, and by a pledge of the equity of our subsidiaries, will bear interest at Term SOFR plus initial margins of 5.50% and 7.00% for the two tranches, respectively, increasing by 0.75 percentage points annually, and will mature six years after closing with no regular scheduled principal amortization, but subject to mandatory prepayments, including potential tax-related catch-up payments after the fifth anniversary. Interest is payable monthly; subject to specified conditions, interest on the first tranche may be paid in kind at an additional 0.50% annual rate, increasing the principal that must ultimately be repaid. We currently expect to service this debt primarily from the cash flow of the acquired business, which we do not yet control and which has not operated as a standalone company, and our existing operations alone may not generate sufficient cash flow to service it. We may replace all or a portion of the term loans with qualifying third-party financing, and the seller term loans will not be reduced for any shortfall in replacement-financing proceeds actually paid to Vantive. We remain obligated to deliver the full closing consideration if the applicable closing conditions are satisfied and Vantive provides the required seller financing. Vantive will retain the cash of the acquired business through the closing, and any cash left in the acquired entities at the closing will increase the purchase price and the principal of the term loans; in jurisdictions where the acquired business is transferred by asset sale, Vantive will also retain receivables that arose before the closing. As a result, we will need to fund the working capital of the acquired business from the closing.

Our liquidity requirements in connection with the transaction may be significant and may include integration and stand-up costs, payroll, working capital, supplier payments, transition costs, professional fees and other expenses associated with operating the acquired business independently from Vantive. We may also be required to replace certain letters of credit, surety bonds, guarantees and other credit support or, in certain circumstances, provide cash collateral or other credit support, which could further reduce our available liquidity and borrowing capacity.

Our increased indebtedness will require us to devote cash to interest and other debt-service obligations and could limit funds available for our businesses, capital expenditures or other strategic opportunities. The financing arrangements also contain restrictions on our operations and financing activities, including requirements to apply certain proceeds from equity issuances to repay indebtedness, and contain events of default, including cross-defaults, judgment defaults and the delisting of our common stock from Nasdaq, upon which the lender could accelerate the term loans and foreclose on the collateral, including the assets of our existing business. If our actual liquidity requirements exceed our expectations, we may need additional financing, which may not be available or may be available only on unfavorable terms. Vantive and its affiliates will simultaneously be our seller, our secured lender, the holder of the convertible note and a potential significant stockholder, a principal supplier of the acquired business and our transition services provider, and their interests in those capacities may differ from ours, including in any dispute under the Purchase Agreement.

Our ability to raise capital through registered offerings, including under our at-the-market facility, may be limited by the need to file required financial statements of the acquired business and related pro forma financial information.

The Vantive Transaction may require historical financial statements of the acquired business and related pro forma financial information in connection with registered offerings. The requirements depend on the acquisition’s significance, the type and timing of the offering and, for use of an existing shelf registration statement before closing, whether the probable acquisition represents a fundamental change. Until the required information is available and filed, our ability to raise capital through the ATM facility or other registered offerings may be limited. Vantive is required to prepare and deliver specified audited and interim financial statements as promptly as practicable, but there can be no assurance they will be available when we need to raise capital. These limitations may continue after closing. Private placements could also be more costly or difficult to arrange if purchasers cannot promptly resell their securities under an effective registration statement.

In addition, our ability to incur debt is limited by the consent right of DaVita described above, and while the seller term loans remain outstanding, net proceeds of equity issuances subject to the mandatory-prepayment provisions generally must first be applied in full to the second tranche and, after that tranche is repaid, 65% of the remaining proceeds must be applied to the first tranche, subject to specified exceptions. This limits the proceeds available to fund our operations. If we need additional capital during this period, we may be unable to obtain it or may obtain it only on unfavorable terms, which could require us to curtail investment in the acquired business or in our existing operations.

The historical financial information for the acquired business may not be indicative of its performance as a standalone business, and we may not realize the anticipated strategic and financial benefits of the Vantive Transaction.

The acquired business historically has operated as part of Vantive’s broader organization and has not operated or historically been reported as a separate standalone business. Accordingly, its historical financial information may not reflect all costs associated with operating independently, and actual operating costs, working capital requirements, capital requirements and financial results following closing may differ materially from historical amounts and from the assumptions used by us in evaluating the transaction. The base purchase price generally will not be reduced for deterioration in the acquired business’s operating performance after 2025. Separate closing adjustments apply, and a specified revenue-based adjustment applies if audited 2025 net revenue falls short of the unaudited amount provided to us by 20% or more, and the closing condition relating to the absence of a material adverse effect on the acquired business is subject to significant exceptions.

Our expectations regarding the transaction are based on assumptions regarding, among other things, future revenues, profitability, customer retention, market opportunities, integration costs, foreign currency exchange rates and working capital requirements. Prior to the transaction, commercial activities in certain markets were reduced or discontinued, including through decisions not to pursue certain tenders or renewals, and certain supplier relationships were affected by reduced forecasts, loss of exclusivity, disputes or renegotiations. The Purchase Agreement permits Vantive to continue certain of these portfolio optimization initiatives before the closing. We may not be able to restore affected relationships, successfully compete for future tenders or achieve historical or projected levels of revenue and profitability. If the acquired business performs differently from our expectations, we may fail to realize some or all of the anticipated benefits of the transaction.

The Vantive Transaction will significantly increase the complexity of our financial reporting, and we will depend on Vantive for the financial statements of the acquired business.

The acquired business has never been reported as a standalone company, and its historical financial statements are carve-out statements prepared by Vantive with allocations of shared costs. We will rely on Vantive and its auditors to deliver the audited and interim financial statements of the acquired business that we need to satisfy the closing conditions and our SEC reporting obligations, including the requirement to file historical and pro forma financial information after the closing, and delays or deficiencies in those statements could delay the closing or limit our access to the capital markets. After the closing, we will need to bring the acquired business within our internal control over financial reporting, implement controls over operations in multiple countries and currencies, and account for the Vantive Transaction, including any goodwill and intangible assets recognized, which may later be impaired. Material weaknesses, restatements or late filings could result, and a failure to deliver required financial reports to the lender could be an event of default under the term loans.

The Vantive Transaction will significantly increase the scale, geographic scope and complexity of our operations, and we may be unable to successfully integrate the acquired business.

The Vantive Transaction will substantially expand our international operations and add significant manufacturing, commercial, regulatory, supply-chain and employee operations, including through the acquisition of businesses in Italy and Korea and the transfer of additional businesses and assets across multiple jurisdictions.

Integration will require significant management attention and resources and will require us to integrate personnel, financial controls, information technology, regulatory processes, commercial relationships, manufacturing operations, supply chains and compliance functions across multiple jurisdictions. We also will need to establish or materially expand commercial, operational, financial, human resources, legal and compliance capabilities for portions of the acquired business that historically relied on Vantive’s broader organization. These demands could divert management attention from our existing business and cause the costs or difficulties of integration to exceed our expectations.

The separation of the acquired business from Vantive is complex, and we will continue to depend on Vantive and other third parties following closing.

The acquired business has not historically operated on a standalone basis. Prior to closing, Vantive is required to complete a reorganization to separate and allocate the assets, liabilities, contracts, employees, permits and other rights and operations comprising the acquired business. The Purchase Agreement provides us with certain protections, including approval rights over aspects of the Italian reorganization and limitations on certain changes to the agreed transaction perimeter.

Nevertheless, certain assets, permits and contractual rights may require deferred transfer or third-party consent, certain customer contracts cover both acquired and retained products, and certain supply arrangements, manufacturing know-how and support functions upon which the business relies are provided by Vantive, Baxter or other third parties, and certain of those arrangements, including the supply of a priming solution sold under a number of customer contracts, are scheduled to expire in early 2027 without an identified replacement source for all affected markets. Following closing, we also will rely on Vantive for transition services for initial terms of up to 18 months and for the manufacture and supply of certain products for fixed terms, after which we must have established replacement capabilities or qualified alternative sources. Definitive transition services and manufacturing and supply agreements and their service schedules and annexes remain to be completed in accordance with the agreed term sheets before closing; the services and supply arrangements have limited scope and will not replace every function historically provided by Vantive.

If these separation activities are delayed or incomplete, Vantive or other suppliers fail to perform, or we are unable to establish replacement capabilities or alternative sources within applicable transition periods, we may experience additional costs or disruptions in manufacturing, product availability, customer service, regulatory activities, financial reporting or other operations.

We may be unable to retain, transfer or successfully transition significant customer, distributor, supplier and other contractual relationships following the Vantive Transaction.

The acquired business operates through customer, distributor, supplier and other contractual relationships in multiple jurisdictions. Certain contracts may require consent, notice, separation, novation or other arrangements in connection with the transaction. The failure to obtain third-party consents generally will not constitute a failure of a closing condition under the Purchase Agreement. Although the Purchase Agreement provides for efforts to obtain required consents and alternative arrangements relating to certain contracts that cannot be transferred at closing, counterparties may not agree to an assignment, replacement agreement or alternative arrangement on existing terms or at all. Customers, distributors and suppliers may also choose not to continue their relationships with us or may seek different pricing or other commercial terms. Any loss or deterioration of significant commercial relationships could adversely affect the acquired business and our expected returns from the transaction.

We will assume significant liabilities associated with the acquired business, including liabilities that may be unknown, contingent or not fully quantified at closing.

Under the Purchase Agreement, we will acquire Gambro Dasco S.p.A. and Vantive Korea Incorporated with their historical liabilities and will assume liabilities to the extent related to the acquired business or transferred assets in other jurisdictions, other than liabilities specifically retained by Vantive. The assumed liabilities include liabilities that may be accrued or fixed, known or unknown, absolute or contingent, matured or unmatured or otherwise not fully determinable at closing. Some assumed liabilities may not have been identified or fully quantified during diligence or may exceed amounts reflected in the financial information available to us. The acquired business was owned by Baxter until early 2025, and Vantive’s representations regarding periods before its ownership are limited. Although Vantive has agreed to retain specified liabilities, contractual allocation of responsibility may not prevent claims from being asserted against us or acquired entities under applicable law. We could therefore incur costs defending against such claims and be required to seek recovery from representation and warranty insurance or Vantive where contractual indemnification is available.

Our remedies for certain liabilities and breaches relating to the acquired business will be limited, and we may bear losses that are not covered by representation and warranty insurance or otherwise recoverable from Vantive.

Except in specified circumstances, including fraud, Vantive’s representations and warranties under the Purchase Agreement generally will not survive closing. Our recourse for losses resulting from a breach or inaccuracy of those representations and warranties generally will be against a representation and warranty insurance policy that we expect to have in effect at closing. We have received a conditional binder for such insurance, but the final terms and scope of coverage remain subject to negotiation and have not yet been finalized. The Purchase Agreement requires us to use commercially reasonable efforts to cause coverage to become effective at closing; however, the availability or binding of the policy is not a condition to closing.

If obtained, the representation and warranty insurance policy will be subject to coverage limits, a retention, exclusions and other terms and conditions that could limit our ability to recover losses. The final scope of coverage, including applicable exclusions, may differ from the coverage currently contemplated. Certain matters may not be covered, and losses could exceed applicable policy limits or otherwise fall outside the scope of coverage. Accordingly, there can be no assurance that the policy ultimately obtained will provide coverage for all losses arising from breaches or inaccuracies of Vantive’s representations and warranties.

Vantive has separately agreed to indemnify us for certain excluded or retained liabilities. Recovery with respect to certain indemnification obligations, however, may require a final determination of the applicable claim, and amounts finally determined to be owed generally are subject first to setoff against outstanding seller term loans and then against the convertible note, with remaining amounts payable in cash. Our ability to collect amounts not satisfied by setoff will depend on Vantive’s creditworthiness. There can be no assurance that the representation and warranty insurance ultimately obtained, our setoff rights or direct recovery from Vantive will fully compensate us for losses associated with the acquired business or that the loans and convertible note will remain outstanding long enough for the setoff to occur.

Certain portions of the acquired business may not transfer to us at the initial closing and ultimately may not transfer at all.

Certain businesses in individual jurisdictions may not be capable of transfer at the initial closing because of regulatory approvals, permits, third-party consents, employee consultation requirements, entity formation requirements or other legal or operational impediments. In those circumstances, an affected business may remain legally held and operated by Vantive following the initial closing for our economic benefit and account pending a subsequent local closing, and we generally will bear the economic risks and benefits notwithstanding that we do not hold legal title.

If a local closing does not occur within the periods specified in the Purchase Agreement, the parties may be required to pursue alternative arrangements and, in certain circumstances, an affected business ultimately may not transfer to us, in which case the jurisdiction would be excluded from the Vantive Transaction and the principal amount of the term loans reduced by the value allocated to it, net of specified wind-down costs. Any delay in or inability to complete a local transfer could disrupt operations, reduce the geographic scope or revenues of the acquired business or reduce the anticipated benefits of the transaction.

Regulatory approvals for the Vantive Transaction may impose conditions that increase our costs or restrict the operation of the acquired business.

Completion of the Vantive Transaction requires regulatory approvals in certain jurisdictions, including clearance under Italian foreign investment (golden power) law, other foreign investment clearances and merger control clearance in certain countries. The Purchase Agreement restricts the conduct of the acquired business before closing and imposes specified pre-closing obligations on us. A breach of these covenants could delay or jeopardize the transaction or give rise to contractual liability. Applicable antitrust and foreign investment laws also limit pre-closing coordination and information sharing between us and Vantive; violations of these laws could delay or jeopardize the transaction or result in fines or other penalties. Regulatory authorities may impose requirements, conditions, commitments, undertakings or restrictions in connection with such approvals. Although we are not required under the Purchase Agreement to accept a condition that constitutes a contractually defined Burdensome Condition, we may be required to accept requirements that do not reach that threshold. Such requirements could increase our costs, reduce our operating flexibility or reduce the anticipated benefits of the transaction.

The international expansion resulting from the Vantive Transaction will expose us to additional regulatory, compliance, tax, labor and other risks.

The Vantive Transaction will substantially expand our operations outside the United States and expose us to additional laws and regulations relating to medical devices and healthcare, anti-corruption, anti-money laundering, sanctions and trade controls, data privacy, environmental matters, employment and labor, taxation and other areas. We also will need to establish, integrate or expand compliance capabilities presently provided by or within Vantive’s larger organization. Failure to comply with applicable requirements could result in fines, penalties (including criminal penalties), taxes, remediation obligations, product restrictions, reputational harm or operational disruption. In addition, most of the revenue and costs of the acquired business are denominated in euros, Korean won and other currencies, while the term loans and the convertible note will be denominated in US dollars, so currency movements will affect our reported results and our ability to service that debt.

The products of the acquired business, including hemodialysis monitors and disposables, expose us to product liability, recall and regulatory risks greater than those of our existing concentrates business.

The acquired business manufactures and sells life-sustaining hemodialysis monitors and disposables used in dialysis clinics in many countries and is regulated by medical device authorities and notified bodies outside the United States. Certain products of the acquired business are already subject to ongoing field corrective actions, and products of this type may also be subject to additional corrective actions, product liability claims and regulatory enforcement actions. Although Vantive has agreed to retain specified pre-closing matters, we will assume specified operational responsibilities and liabilities, including responsibility for carrying out certain ongoing field actions and maintaining regulatory registrations, quality systems and certifications after closing, subject to the agreed transition arrangements and allocation of costs and liabilities. We may also bear liabilities for certain claims relating to products sold before closing. Product failures, recalls, adverse inspection findings or loss of certifications could harm patients, interrupt sales, result in liability that exceeds our insurance and damage our reputation.

We will not acquire all intellectual property used in the acquired business and will depend on continuing licenses and other rights from Vantive.

Certain intellectual property used in the acquired business will remain owned by Vantive or its affiliates. The Purchase Agreement provides us with continuing rights to specified retained intellectual property, including a perpetual, royalty-free license to specified retained intellectual property for uses relating to the acquired business, as well as transitional and other rights relating to specified trademarks and patents. Notwithstanding these protections, our ability to operate and develop the acquired business may depend on intellectual property, technical information, manufacturing know-how and other rights owned or controlled by Vantive or third parties. Limitations on those rights, or our inability to obtain their full benefit, could increase our costs or disrupt manufacturing and other operations.

Integrating the acquired workforce may be more difficult or expensive than anticipated and may limit our flexibility following closing.

The Vantive Transaction will materially expand our international workforce and result in the transfer or hiring of employees in jurisdictions with different employment, consultation, benefits and termination requirements. The Purchase Agreement also requires us to provide specified compensation and benefit arrangements for transferred employees during specified periods following closing, subject to applicable law and collective bargaining requirements. We may incur higher-than-anticipated compensation, benefit, restructuring, retention, severance or other employment costs, and difficulties retaining or recruiting employees with necessary expertise could adversely affect our integration and operation of the acquired business.

The issuance of shares upon conversion of the convertible note could result in substantial dilution to our stockholders, and the convertible note will remain outstanding if required stockholder approval is not obtained.

As part of the consideration for the Vantive Transaction, we will issue to an affiliate of Vantive a $25 million convertible note that will be convertible at the holder’s option at any time into shares of our common stock at an initial conversion price of $14.94 per share, subject to adjustment, and that will bear interest at 3.0% per annum payable in kind by addition to principal. The conversion price increases on the same basis as ordinary PIK interest, so that such interest does not itself increase the shares issuable in respect of the original principal. Until our stockholders approve the issuance under Nasdaq rules, issuances upon conversion, together with other issuances required to be aggregated, may not exceed 19.99% of either the shares of common stock or voting power outstanding immediately before execution of the Purchase Agreement, to the extent the cap is required by Nasdaq rules. The note requires us to seek approval at stockholder meetings subject to specified timing and eligibility provisions, to resubmit the proposal at subsequent annual meetings if approval is not obtained and, in specified circumstances, to hold a special meeting at the holder’s request. Stockholder approval is not a condition to completion of the Vantive Transaction. If approval is not obtained and the exchange cap prevents conversion, the applicable principal and accrued and unpaid interest will remain outstanding and continue to accrue interest in accordance with the convertible note. Conversion of the note would materially dilute existing stockholders and could result in an affiliate of Vantive becoming a significant stockholder. We have also agreed to use commercially reasonable efforts to register the shares issuable upon conversion for resale within the timeframe specified in the note, and the existence of the convertible note and the potential issuance or resale of those shares could adversely affect the market price of our common stock.

The contingent consideration payable in connection with the Vantive Transaction could materially increase the ultimate cost of the transaction and affect our liquidity and flexibility in pursuing future strategic transactions.

In addition to the $125 million base purchase price, the Purchase Agreement provides for up to $45 million of contingent consideration, including EBITDA-based payments of up to $25 million in the aggregate and two potential $10 million revenue-based payments, subject to the terms and calculation provisions of the Purchase Agreement. Amounts that are earned but not immediately payable under specified annual limitations may roll forward, and specified unpaid amounts accrue interest that is payable in cash on demand and is not counted toward the $45 million maximum. If we undergo a change of control or sell 50% or more of our assets during the earnout period, we must either pay the unpaid balance of the $45 million maximum or pay all earned amounts and cause the acquirer to assume the earnout obligations, and the term loans must be prepaid upon a change of control, which may make us a less attractive acquisition target or reduce the price an acquirer would pay. These obligations could reduce cash available to operate our business, repay indebtedness or make investments and could affect the economics, timing or structure of future strategic transactions. Changes to the acquired business or dispositions that materially reduce the contractually defined revenue or EBITDA may also require reductions to the earnout thresholds, so reducing the business’s scope does not necessarily eliminate the earnout exposure.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In connection with the Company’s reverse stock split effected in July 2026, stockholders who otherwise would have been entitled to receive fractional shares received cash in lieu of such fractional shares. The following table provides information regarding the fractional shares purchased by the Company in connection with the reverse stock split:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
July 1-July 31, 2026	61	$5.51	—	—
August 1-31, 2026	—	$—	—	—
September 1-30, 2026	—	$—	—	—
Total	61	$5.51	—	—
(1) Represents fractional shares of the Company’s common stock purchased for cash in connection with the Company’s reverse stock split effected in July 2026. These purchases were not made pursuant to a publicly announced repurchase plan or program.
Item 3. Defaults Upon Senior Securities.

None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the three months ended September 30, 2026, none of our directors or officers, as defined in Rule 16a-1(f)
under the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.
Item 6. Exhibits

The exhibits filed or furnished as part of this Quarterly Report on Form 10-Q are set forth on the Exhibit Index, which Exhibit Index is incorporated herein by reference.

EXHIBIT INDEX
Exhibit No.	Description

2.1*†	Equity and Asset Purchase Agreement, dated as of November 2, 2026, by and between Vantive Limited and Rockwell Medical, Inc.

31.1*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1**	Certification pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) of the Securities Exchange Act of 1934

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Database

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

104*	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (included as Exhibit 101)

*	Filed herewith
**	Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act
†	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROCKWELL MEDICAL, INC.
(Registrant)

Date: November 12, 2026	/s/ Mark Strobeck, Ph.D.
Mark Strobeck, Ph.D. President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ Jesse Neri
Jesse Neri Senior Vice President and Chief Financial Officer (Principal Financial Officer)